Form 10QSB
period 2004-03-31
OptimumBank Holdings, Inc.
filed 2004-05-14
CIK 1288855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

[ ]      Transition report under Section 13 or 15(d) of the Exchange Act


For the transition period from           to
                               ---------    ---------

Commission File Number   0001288855
                         ----------

                           OPTIMUMBANK HOLDINGS, INC.
                           --------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        Florida                                                55-0865043
        -------                                                ----------
(STATE OR OTHER JURISDICTION                                (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

                             10197 Cleary Boulevard
                            Plantation, Florida 33324
                            -------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (954) 452-9501
                                 --------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 OPTIMUMBANK.COM
                                 ---------------
         (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED
                               SINCE LAST REPORT)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]         No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share                    2,633,310 shares
--------------------------------------                   ------------------
         (CLASS)                                      OUTSTANDING AT MAY 6, 2004

Transitional Small Business Format (check one): YES [ ] NO [X]

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

                                      INDEX


PART I. FINANCIAL INFORMATION

   ITEM 1. INTERIM FINANCIAL STATEMENTS                                                                      PAGE

     Condensed Consolidated Balance Sheets -
       March 31, 2004 (unaudited) and December 31, 2003.........................................................2

     Condensed Consolidated Statements of Earnings -
       Three Months ended March 31, 2004 and 2003 (unaudited)...................................................3

     Condensed Consolidated Statements of Stockholders' Equity -
       Three Months ended March 31, 2004 and 2003 (unaudited)...................................................4

     Condensed Consolidated Statements of Cash Flows -
       Three Months ended March 31, 2004 and 2003 (unaudited)...................................................5

     Notes to Condensed Consolidated Financial Statements (unaudited).........................................6-8

     Review By Independent Accountants..........................................................................9

     Report on Review by Independent Accountants...............................................................10

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS..............................................................................11-14

   ITEM 3.  CONTROLS AND PROCEDURES............................................................................15

PART II. OTHER INFORMATION

   ITEM 2.  CHANGES IN SECURITIES..............................................................................15

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................................................17

SIGNATURES.....................................................................................................18

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                  MARCH 31,  DECEMBER 31,
    ASSETS                                                          2004        2003
                                                                 ---------   ---------
                                                                            (UNAUDITED)
Cash and due from banks                                          $     310   $     331
Federal funds sold                                                   8,822         208
                                                                 ---------   ---------

              Total cash and cash equivalents                        9,132         539

Securities held to maturity                                         16,022      16,539
Security available for sale                                            250         246
Loans, net of allowance for loan losses of $522 and $492           110,000     111,320
Loans held for sale                                                  1,398       1,406
Federal Home Loan Bank stock                                         1,383       1,525
Premises and equipment, net                                          1,976       1,912
Accrued interest receivable                                          1,249       1,224
Other assets                                                         1,078         468
                                                                 ---------   ---------

              Total assets                                       $ 142,488     135,179
                                                                 =========   =========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Noninterest-bearing demand deposits                          $     720   $     747
    Savings, NOW and money-market deposits                           8,635       6,436
    Time deposits                                                   81,299      73,561
                                                                 ---------   ---------

              Total deposits                                        90,654      80,744

    Official checks                                                    265         439
    Federal Home Loan Bank advances                                 27,650      29,500
    Other borrowings                                                 7,500       8,750
    Other liabilities                                                  412         262
    Deferred income tax liability                                      584         584
                                                                 ---------   ---------

              Total liabilities                                    127,065     120,279
                                                                 ---------   ---------

Stockholders' equity:
    Common stock, $.01 par value; 6,000,000 shares authorized,
         2,631,310 and 2,613,501 shares issued and outstanding          26          26
    Additional paid-in capital                                      13,895      13,800
    Retained earnings                                                1,502       1,078
    Accumulated other comprehensive income (loss)                       --          (4)
                                                                 ---------   ---------

              Total stockholders' equity                            15,423      14,900
                                                                 ---------   ---------

              Total liabilities and stockholders' equity         $ 142,488   $ 135,179
                                                                 =========   =========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                         2004       2003
                                                        ------     ------
Interest income:
    Loans                                               $1,932      1,200
    Securities                                             194         58
    Other                                                   21         20
                                                        ------     ------

              Total interest income                      2,147      1,278
                                                        ------     ------

Interest expense:
    Deposits                                               683        479
    Borrowings                                             268        110
                                                        ------     ------

              Total interest expense                       951        589
                                                        ------     ------

Net interest income                                      1,196        689

              Provision for loan losses                     30         35
                                                        ------     ------

Net interest income after provision for loan losses      1,166        654
                                                        ------     ------

Noninterest income:
    Service charges and fees                                38         21
    Prepayment fees collected                              181         42
    Other                                                    2          1
                                                        ------     ------

              Total noninterest income                     221         64
                                                        ------     ------

Noninterest expenses:
    Salaries and employee benefits                         414        257
    Occupancy and equipment                                108         59
    Data processing                                         38         32
    Professional fees                                       33         18
    Insurance                                               12         11
    Stationary and supplies                                 16          7
    Other                                                   81         58
                                                        ------     ------

              Total noninterest expenses                   702        442
                                                        ------     ------

Earnings before income taxes                               685        276

    Income taxes                                           261        105
                                                        ------     ------

Net earnings                                            $  424        171
                                                        ======     ======

Net earnings per share:
    Basic                                               $  .16        .07
                                                        ======     ======

    Diluted                                             $  .16        .07
                                                        ======     ======


See Accompanying Notes to Condensed Consolidated Financial Statements.

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                             (DOLLARS IN THOUSANDS)


                                                                                                ACCUMULATED
                                                                                                   OTHER
                                                                                                   COMPRE-
                                               COMMON STOCK          ADDITIONAL                    HENSIVE        TOTAL
                                          ----------------------      PAID-IN       RETAINED       INCOME      STOCKHOLDERS'
                                            SHARES       AMOUNT        CAPITAL      EARNINGS       (LOSS)         EQUITY
                                          ---------     ---------     ---------     ---------     ---------      ---------
Balance at December 31, 2002              2,564,839     $      26        13,496           104            --         13,626

Net earnings for the three months
         ended March 31, 2003
         (unaudited)                             --            --            --           171            --            171

Proceeds from sale of common
         stock, net (unaudited)              47,920            --           298            --            --            298
                                          ---------     ---------     ---------     ---------     ---------      ---------

Balance at March 31, 2003
         (unaudited)                      2,612,759     $      26        13,794           275            --         14,095
                                          =========     =========     =========     =========     =========      =========


Balance at December 31, 2003              2,613,501     $      26        13,800         1,078            (4)        14,900
                                                                                                                 ---------

Comprehensive income:

     Net earnings for the three
         months ended March 31,
         2004 (unaudited)                        --            --            --           424            --            424

     Net change in unrealized loss on
         security available for sale
         (unaudited)                             --            --            --            --             4              4
                                                                                                                 ---------

     Comprehensive income (unaudited)                                                                                  428
                                                                                                                 ---------

Proceeds from sale of common stock,
     net (unaudited)                            475            --             5            --            --              5
                                                                                                                 ---------

Proceeds from exercise of common
     stock options (unaudited)               17,334            --            90            --            --             90
                                          ---------     ---------     ---------     ---------     ---------      ---------

Balance at March 31, 2004
         (unaudited)                      2,631,310     $      26        13,895         1,502            --         15,423
                                          =========     =========     =========     =========     =========      =========



See Accompanying Notes to Condensed Consolidated Financial Statements.

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                   THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                    2004         2003
                                                                                  -------      -------
Cash flows from operating activities:
    Net earnings                                                                  $   424          171
    Adjustments to reconcile net earnings to net cash used in
      operating activities:
         Depreciation and amortization                                                 40           18
         Provision for loan losses                                                     30           35
         Net amortization of fees, premiums and discounts                              67           75
         Deferred income taxes                                                         --          105
         Repayments of loans held for sale                                              8            9
         Increase in accrued interest receivable                                      (25)        (142)
         Increase in other assets                                                    (610)      (1,419)
         (Decrease) increase in official checks and other liabilities                 (24)          74
                                                                                  -------      -------

                  Net cash used in operating activities                               (90)      (1,074)
                                                                                  -------      -------

Cash flows from investing activities:
    Purchases of securities held to maturity                                           --       (2,000)
    Principal repayments of securities held to maturity                               516        1,174
    Net decrease (increase) in loans                                                1,224       (5,565)
    Purchase of premises and equipment                                               (104)        (156)
    Net decrease (increase) in Federal Home Loan Bank stock                           142         (500)
                                                                                  -------      -------

                  Net cash provided by (used in) investing activities               1,778       (7,047)
                                                                                  -------      -------

Cash flows from financing activities:
    Net increase in deposits                                                        9,910        2,434
    Net decrease in other borrowings                                               (1,250)          --
    Proceeds from sale of common stock, net                                             5          298
    Proceeds from exercise of common stock options                                     90           --
    Net (decrease) increase in Federal Home Loan Bank advances                     (1,850)       5,000
                                                                                  -------      -------

                  Net cash provided by financing activities                         6,905        7,732
                                                                                  -------      -------

Net increase (decrease) in cash and cash equivalents                                8,593         (389)

Cash and cash equivalents at beginning of the period                                  539        3,801
                                                                                  -------      -------

Cash and cash equivalents at end of the period                                    $ 9,132        3,412
                                                                                  =======      =======

Supplemental disclosure of cash flow information: Cash paid during the period for:
         Interest                                                                 $   950          591
                                                                                  =======      =======

         Income taxes                                                             $   120           --
                                                                                  =======      =======

    Noncash investing activity-
         Change in accumulated other comprehensive income (loss),
              net change in unrealized loss on security available for sale        $     4           --
                                                                                  =======      =======

See Accompanying Notes to Condensed Consolidated Financial Statements.

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1)   GENERAL. OptimumBank Holdings, Inc. (the "Holding Company") is a
           one-bank holding company and owns 100% of OptimumBank.com, doing business as OptimumBank (the "Bank"), a state (Florida)-chartered commercial bank (collectively, the "Company"). The Holding Company's only business is the operation of the Bank. The Bank's deposits are insured by the Federal Deposit Insurance Corporation. The Bank offers a variety of community banking services to individual and corporate customers through its three banking offices located in Broward County, Florida.

           The Holding Company was formed on March 23, 2004 and on April 29, 2004, the Bank's stockholders approved a plan of corporate reorganization under which the Bank became a wholly-owned subsidiary of the Holding Company. Effective May 6, 2004, the Bank's stockholders exchanged their common shares for shares of the Holding Company. As a result, all of the previously issued $2.50 par value common shares of the Bank were exchanged for 2,633,310 shares of the $.01 par value common shares of the Holding Company. The Holding Company's acquisition of the Bank has been accounted for as a combination of entities under common control at historical cost, similar to a pooling of interests and, accordingly, the financial data for all periods presented include the results of the Bank.

           In the opinion of the management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2004, and the results of operations and cash flows for the three-month periods ended March 31, 2004 and 2003. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results to be expected for the full year.

(2)   LOAN IMPAIRMENT AND CREDIT LOSSES. The activity in the allowance for loan losses was as follows (in thousands):

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                           -----------------
                                                           2004         2003
                                                           ----         ----

                Balance at beginning of period            $ 492           288
                Provision for loan losses                    30            35
                                                          -----         -----

                Balance at end of period                  $ 522           323
                                                          =====         =====

           The Bank had no impaired loans, nonaccrual loans or loans which were over ninety days past due but still accruing interest in 2004 or 2003.
                                                                     (continued)

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

(3)   REGULATORY CAPITAL. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2004 of the regulatory capital requirements and the Bank's capital on a percentage basis:

                                                                                  PERCENTAGE
                                                                                      OF          REGULATORY
                                                                                  THE BANK       REQUIREMENT
                                                                                  --------       -----------
                Tier I capital to total average assets                             11.00%           4.00%

                Tier I capital to risk-weighted assets                             16.50%           4.00%

                Total capital to risk-weighted assets                              17.06%           8.00%

(4)   EARNINGS PER SHARE. Basic earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share were computed based on the weighted average number of shares outstanding plus the effect of outstanding stock options, computed using the treasury stock method. Earnings per common share have been computed based on the following:

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                             --------------------
                                                                                             2004            2003
                                                                                             ----            ----
           Weighted average number of common shares outstanding used
                  to calculate basic earnings per common share                              2,622,037      2,600,659

           Effect of dilutive stock options                                                    56,540         29,106
                                                                                            ---------      ---------

             Weighted average number of common shares outstanding used
                  to calculate diluted earnings per common share                            2,678,577      2,629,765
                                                                                            =========      =========

(5)   STOCK OPTIONS. The Company established a Stock Option Plan (the
           "Plan") for officers, directors and employees of the Company and reserved 522,000 shares of common stock for the Plan. Both incentive stock options and nonqualified stock options may be granted under the Plan. The exercise price of the stock options is determined by the board of directors at the time of grant, but cannot be less than the fair market value of the common stock on the date of grant. The options vest over three and five years. The options must be exercised within ten years from the date of grant.

                                                                     (continued)

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

(5)   STOCK OPTIONS, CONTINUED. A summary of the activity in the Company's stock option plan is as follows (dollars in thousands, except per share amounts):

                                                                              RANGE OF        WEIGHTED-
                                                                              PER SHARE        AVERAGE      AGGREGATE
                                                               NUMBER OF       OPTION         EXERCISE       OPTION
                                                                SHARES          PRICE           PRICE         PRICE
                                                                ------          -----           -----         -----
           Outstanding at December 31, 2003                     287,000      $ 5.00-8.20       $ 5.72         $ 1,643
           Exercised                                            (17,334)       5.00-6.75         5.20             (90)
                                                                -------                                        ------

           Outstanding at March 31, 2004                        269,666      $ 5.00-8.20       $ 5.76         $ 1,553
                                                                =======      ===========       ======         =======

      The Company accounts for their stock option plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees. No stock-based employee compensation cost is reflected in net earnings, as all options granted under this plan had an exercise price which approximated the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure to stock-based employee compensation (in thousands, except per share amounts).

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                  --------------------
                                                                                  2004            2003
                                                                                  ----            ----
               Net earnings, as reported                                         $  424              171

               Deduct:  Total stock-based employee compensation
                   determined under the  fair value based method for all
                   awards, net of related tax effect                                (14)             (18)
                                                                                 ------           ------

               Proforma net earnings                                             $  410           $  153
                                                                                 == ===           ======

               Basic earnings per share:
                   As reported                                                   $  .16           $  .07
                                                                                 ======           =====

                   Proforma                                                      $  .16           $  .06
                                                                                 ======           ======

               Diluted earnings per share:
                   As reported                                                   $  .16           $  .07
                                                                                 ======           ======

                   Proforma                                                      $  .15           $  .06
                                                                                 ======           ======

(6)   PURCHASE AGREEMENT. In January 2004, the Company entered into a contract to purchase a new main office facility for approximately $1,850,000. The transaction is expected to be consummated in the third quarter of 2004.

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

                        REVIEW BY INDEPENDENT ACCOUNTANTS


Hacker, Johnson & Smith PA, the Company's independent accountants, have made a limited review of the interim financial data as of March 31, 2004, and for the three-month periods ended March 31, 2004 and 2003, presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

                         INDEPENDENT ACCOUNTANTS' REPORT




OptimumBank Holdings, Inc.
Plantation, Florida:


    We have reviewed the accompanying condensed consolidated balance sheet of OptimumBank Holdings, Inc. and Subsidiary (the "Company") as of March 31, 2004, and the related condensed consolidated statements of earnings, stockholders' equity and cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company's management.

    We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

    Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

    We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 31, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/ Hacker, Johnson & Smith PA



HACKER, JOHNSON & SMITH PA
Fort Lauderdale, Florida
April 29, 2004

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               COMPARISON OF MARCH 31, 2004 AND DECEMBER 31, 2003


LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of cash during the three months ended March 31, 2004 were from net deposit inflows of approximately $9.9 million and a net decrease in loans of approximately $1.2 million. Cash was used primarily to repay other borrowings of approximately $1.3 million and Federal Home Loan Bank advances of approximately $1.9 million. At March 31, 2004, the Company had time deposits of $33.3 million that mature in one year or less. At March 31, 2004, the Company exceeded its regulatory liquidity requirements. Management believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest-rate environment.

    The following table shows selected information for the periods ended or at the dates indicated:

                                                                      THREE MONTHS                      THREE MONTHS
                                                                          ENDED         YEAR ENDED          ENDED
                                                                        MARCH 31,      DECEMBER 31,       MARCH 31,
                                                                          2004             2003             2003
                                                                     --------------   --------------- ----------------
        Average equity as a percentage
           of average assets                                               10.66%           13.62%            17.73%

        Equity to total assets at end of period                            10.82%           11.02%            16.91%

        Return on average assets (1)                                        1.21%             .95%              .87%

        Return on average equity (1)                                       11.35%            6.99%             4.90%

        Noninterest expenses to average assets (1)                          2.00%            2.03%             2.24%

        Nonperforming loans to total assets at end
           of period                                                          --               --                --


        ------------
        (1) Annualized for the three months ended March 31, 2004 and 2003.

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

    The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and undisbursed loans in process. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the condensed consolidated balance sheet. The contract amounts of those instruments reflect the extent of the Company's involvement in particular classes of financial instruments.

    The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and undisbursed loans in process is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty.

    Commitments to extend credit typically result in loans with a market interest rate when funded. A summary of the amounts of the Company's financial instruments with off-balance sheet risk at March 31, 2004, follows (in thousands):

                                                                                            ESTIMATED
                                                        CONTRACT          CARRYING            FAIR
                                                         AMOUNT            AMOUNT             VALUE

              Commitments to extend credit               $ 14,223               --                --
                                                         ========         ========         =========

              Undisbursed loans in process               $  2,333               --                --
                                                         ========         ========         =========

    Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded in 2004.

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, information regarding
(i) the total dollar amount of interest income from interest-earning assets and the resultant average yield; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) rate differential; (v) net interest margin; and (vi) ratio of average interest-earning assets to average interest-bearing liabilities. Average balances are based on average daily balances (dollars in thousands):

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                   2004                                 2003
                                                  ------------------------------------------------------------------------
                                                                 INTEREST     AVERAGE                  INTEREST    AVERAGE
                                                     AVERAGE        AND       YIELD/         AVERAGE      AND      YIELD/
                                                     BALANCE     DIVIDENDS     RATE          BALANCE   DIVIDENDS    RATE
                                                     -------     ---------     ----          -------   ---------    ----
Interest-earning assets:
   Loans                                          $ 114,594       1,932        6.74%      $  65,729     1,200        7.30%
   Securities                                        16,568         194        4.68           6,169        58        3.76
   Other interest-earning assets (1)                  3,750          21        2.24           4,853        20        1.65
                                                  ---------     -------                   ---------    ------

     Total interest-earning assets/interest income  134,912       2,147        6.37          76,751     1,278        6.66
                                                                -------                                ------

Cash and due from banks                                 574                                     335
Premises and equipment                                1,950                                     642
Other assets                                          2,726                                   1,046
                                                  ---------                               ---------

     Total assets                                 $ 140,162                               $  78,774
                                                  =========                               =========

Interest-bearing liabilities:
   Savings, NOW and money-market deposits             7,705          28        1.45           5,761        21        1.46
   Time deposits                                     77,973         655        3.36          46,035       458        3.98
   Borrowings (2)                                    37,096         268        2.89          11,980       110        3.67
                                                  ---------     -------                   ---------    ------

     Total interest-bearing liabilities/interest
        expense                                     122,774         951        3.10          63,776       589        3.69
                                                                -------                                ------

Noninterest-bearing demand deposits                     751                                     515
Other liabilities                                     1,689                                     517
Stockholders' equity                                 14,948                                  13,966
                                                  ---------                               ---------

     Total liabilities and stockholders' equity   $ 140,162                               $  78,774
                                                  =========                               =========

Net interest income                                             $ 1,196                                $  689
                                                                =======                                ======

Rate differential (3)                                                          3.27%                                 2.97%
                                                                               ====                                  ====

Net interest margin (4)                                                        3.55%                                 3.59%
                                                                               ====                                  ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities                1.10                                    1.20
                                                       ====                               =========

---------
(1) Includes interest-earning deposits with banks, Federal funds sold and Federal Home Loan Bank stock dividends.
(2) Includes Federal Home Loan Bank advances and securities sold under an agreement to repurchase.
(3) Rate differential represents the difference between average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average interest-earning assets.

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

       COMPARISON OF THE THREE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003


   GENERAL. Net earnings for the three months ended March 31, 2004, were $424,000 or $.16 per basic and diluted share compared to net earnings of $171,000 or $.07 per basic and diluted share for the period ended March 31, 2003. This increase in the Company's net earnings was primarily due to an increase in net interest income and noninterest income which was partially offset by an increase in noninterest expenses, both of which were due to the overall growth of the Company.

   INTEREST INCOME. Interest income increased to $2.1 million for the three months ended March 31, 2004 from $1.3 million for the three months ended March 31, 2003. Interest income on loans increased to $1.9 million due primarily to an increase in the average loan portfolio balance for the three months ended March 31, 2004, partially offset by a decrease in the average yield earned from 7.30% for the three months ended March 31, 2003 to 6.74% for the three months ended March 31, 2004. Interest on securities increased to $194,000 due primarily to an increase in the average balance and an increase in the average yield earned on the securities portfolio in 2004.

   INTEREST EXPENSE. Interest expense on deposit accounts increased to $683,000 for the three months ended March 31, 2004, from $479,000 for the three months ended March 31, 2003. Interest expense increased primarily because of an increase in the average balance of deposits during 2004, partially offset by a decrease in the average rate paid on deposits during 2004. Interest expense on borrowings increased to $268,000 for the three months ended March 31, 2004 from $110,000 for the three months ended March 31, 2003 due to an increase in the average balance of borrowings.

   PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the estimated collectibility of the Company's loan portfolio. The provision for the three months ended March 31, 2004, was $30,000 compared to $35,000 for the same period in 2003. Management believes the balance in the allowance for loan losses of $522,000 at March 31, 2004, is adequate.

   NONINTEREST INCOME. Total noninterest income increased to $221,000 for the three months ended March 31, 2004, from $64,000 for the three months ended March 31, 2003, primarily due to an increase in prepayment fees collected of $139,000.

   NONINTEREST EXPENSES. Total noninterest expenses increased to $702,000 for the three months ended March 31, 2004 from $442,000 for the three months ended March 31, 2003, primarily due to an increase in salaries and employee benefits of $157,000, an increase in occupancy and equipment of $49,000, and an increase in other expenses of $23,000 all due to the continued growth of the Company.

   INCOME TAXES. Income taxes for the three months ended March 31, 2004, were $261,000 (an effective rate of 38.1%) compared to income taxes of $105,000 (an effective rate of 38.0%) for the three months ended March 31, 2003.

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY


ITEM 3. CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive and principal accounting officers of the Company concluded that the Company's disclosure controls and procedures were adequate.

b. Changes in Internal Controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive and principal accounting officers.


                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

Effective May 6, 2004, pursuant to an Agreement and Plan of Reorganization dated March 23, 2004 (the "Agreement") between the Holding Company and the Bank, and approved by the shareholders of the Bank at its annual meeting of shareholders held on April 29, 2004, the Holding Company acquired all of the outstanding stock of the Bank in a statutory share exchange transaction. Under the terms of the Agreement, the shares of the Bank's common stock were exchanged for shares of the Holding Company on a one-for-one basis. As a result, the Bank became a wholly owned subsidiary of the Holding Company and the shareholders of the Bank became shareholders of the Holding Company. Differences in Shareholder Rights. The rights of the holders of the Bank's common stock are governed by Florida and federal banking laws, the Florida Business Corporation Act ("FBCA"), by the Bank's articles of incorporation and by-laws and by applicable rules of the Securities and Exchange Commission. The rights of the holders of the Holding Company's common stock are governed by the FBCA, by the Holding Company's articles of incorporation and by-laws, by Federal banking laws, and by the applicable rules of the Securities and Exchange Commission and the NASDAQ SmallCap Market. The articles of incorporation and bylaws of the Holding Company and the Bank are substantially similar in all material provisions, except with respect to provisions in the Bank's articles of incorporation and bylaws required by the Florida banking statutes which are applicable only to banks. Certain differences in shareholder rights arise from this change of governing law. The material differences are summarized below.

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Payment of Dividends. The Florida banking laws impose restrictions on the payment of dividends by Florida chartered banks. Pursuant to Florida banking statutes, a state-chartered bank may pay dividends only out of its undivided profits and may not declare a cash dividend, unless it has surplus in an amount equal to its paid-in capital stock after payment of the cash dividend unless the bank transfers at least 20% of its income to surplus. The FBCA, applicable to the Holding Company, generally provides that a Florida corporation may declare and pay dividends on its outstanding stock so long as the corporation is not insolvent and would not become insolvent as a consequence of the dividend payment. Although the Holding Company's ability to pay dividends is not subject to the restrictions imposed upon the Bank, such restrictions indirectly affect the Holding company because dividends from the Bank will be a primary source of the Holding Company's funds for the payment of dividends to shareholders of the Holding Company. Dividend payments by a bank or holding company are further and similarly limited by federal law. Federal law prohibits a bank or holding company from paying a dividend if the dividend payment would result in the bank or holding company failing to meet any of its minimum capital requirements. Moreover, the FDIC has issued policy statements which provide that bank holding companies and insured depository institutions generally should only pay dividends out of current operating earnings.

Rights of Issuer to Issue Stock. The Bank may issue additional common stock up to the amount in its articles of incorporation, but only with the prior approval of the Florida Office of Financial Regulation. The Holding Company may issue additional common stock up to the amount in its articles of incorporation without regulatory approval.

Rights of Issuer to Repurchase Stock. The Bank may repurchase its stock, but only with the prior approval of the Florida Office of Financial Regulation. Under the FBCA, no prior approval is required and, therefore, the Holding Company is allowed to purchase its own stock in the open market subject to applicable law and the availability of funds for repurchase. The Federal Reserve Board, however, is required to receive written notice when a bank holding company purchases or redeems its outstanding equity securities if the holding company does not meet certain conditions.

During the quarter ended March 31, 2004, the Company sold 475 shares of common stock at $9.15 per share to its outside directors under the Company's non-employee director compensation stock purchase plan. The shares were purchased by the directors with their fees for attending board of director meetings. The shares are exempt from registration under Section 3(a) of the Securities Act of 1933 which contains an exemption for securities issued by a bank.

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. The following exhibits are filed with or incorporated by reference into this report. The exhibits denominated by an asterisk (*) were previously filed as a part of a Registration Statement on Form 10-SB under the Exchange Act, filed with the Federal Deposit Insurance Corporation on March 28, 2003. The exhibits denominated by a double asterisk (**) were previously filed as a part of a current report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2004.

     EXHIBIT NO.      DESCRIPTION OF EXHIBIT
     -----------      ----------------------

      **2             Agreement and Plan of Reorganization dated March 23, 2004
      **3.1           Articles of Incorporation
      **3.3           Bylaws
      * 4.1           Form of stock certificate
      * 10.1          Stock Option Plan
      * 10.2          Nonemployee Directors Stock Purchase Plan
      * 10.3          Agreement  between  OptimumBank.com,  Albert J. Finch and Richard L. Browdy  dated
                      June 14, 2002
        31.1          Certification  of Chief  Executive  Officer  required by Rule  13a-14(a)/15d-14(a)
                      under the Exchange Act
        31.2          Certification  of Chief  Financial  Officer  required by Rule  13a-14(a)/15d-14(a)
                      under the Exchange Act
        32.1          Certification of Chief Executive  Officer  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
        32.2          Certification of Chief Financial  Officer  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b) REPORTS ON FORM 8-K. During the first quarter, the Company filed a report on Form 8-K dated January 15, 2004 reporting the press release covering the results for the fourth quarter of 2003.

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               OPTIMUMBANK HOLDINGS, INC.
                               (Registrant)





Date:  May 14, 2004            By:  /s/Albert J. Finch
      -------------                -------------------------------------------
                                      Albert J. Finch, Chief Executive Officer




Date:  May 14, 2004            By:  /s/Richard L. Browdy
      -------------                ---------------------------------------------

                                      Richard L. Browdy, Chief Financial Officer