Form 10QSB
period 2004-06-30
OptimumBank Holdings, Inc.
filed 2004-08-16
CIK 1288855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common stock, par value $.01 per share                  2,634,150 shares
--------------------------------------              ----------------------------
             (CLASS)                                OUTSTANDING AT JULY 31, 2004

Transitional Small Business Format (check one): YES [ ] NO [X]

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

                                      INDEX

PART I. FINANCIAL INFORMATION

   ITEM 1. INTERIM FINANCIAL STATEMENTS                                             PAGE

     Condensed Consolidated Balance Sheets -
       June 30, 2004 (unaudited) and December 31, 2003.................................2

     Condensed Consolidated Statements of Earnings -
       Three and Six Months ended June 30, 2004 and 2003 (unaudited)...................3

     Condensed Consolidated Statements of Stockholders' Equity -
       Six Months ended June 30, 2004 and 2003 (unaudited).............................4

     Condensed Consolidated Statements of Cash Flows -
       Six Months ended June 30, 2004 and 2003 (unaudited).............................5

     Notes to Condensed Consolidated Financial Statements (unaudited)................6-8

     Review By Independent Registered Public Accounting Firm...........................9

     Report of Independent Registered Public Accounting Firm..........................10

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS.....................................................11-16

   ITEM 3.  CONTROLS AND PROCEDURES...................................................17

PART II. OTHER INFORMATION

   ITEM 2.  CHANGES IN SECURITIES.....................................................17

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................17

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................................19

SIGNATURES............................................................................20

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                  JUNE 30,   DECEMBER 31,
    ASSETS                                                          2004         2003
                                                                 ---------    ---------
                                                                (UNAUDITED)
Cash and due from banks                                          $     419    $     331
Federal funds sold                                                   9,135          208
                                                                 ---------    ---------

              Total cash and cash equivalents                        9,554          539

Securities held to maturity                                         19,873       16,539
Security available for sale                                            243          246
Loans, net of allowance for loan losses of $547 and $492           116,243      111,320
Loans held for sale                                                  1,390        1,406
Federal Home Loan Bank stock                                         1,958        1,525
Premises and equipment, net                                          2,031        1,912
Accrued interest receivable                                          1,269        1,224
Other assets                                                         1,074          468
                                                                 ---------    ---------

              Total assets                                       $ 153,635    $ 135,179
                                                                 =========    =========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Noninterest-bearing demand deposits                          $     695    $     747
    Savings, NOW and money-market deposits                          10,296        6,436
    Time deposits                                                   78,352       73,561
                                                                 ---------    ---------

              Total deposits                                        89,343       80,744

    Official checks                                                  1,068          439
    Federal Home Loan Bank advances                                 39,150       29,500
    Other borrowings                                                 7,500        8,750
    Other liabilities                                                  166          262
    Deferred income tax liability                                      584          584
                                                                 ---------    ---------

              Total liabilities                                    137,811      120,279
                                                                 ---------    ---------

Stockholders' equity:
    Common stock, $.01 par value; 6,000,000 shares authorized,
         2,634,150 and 2,613,501 shares issued and outstanding          26           26
    Additional paid-in capital                                      13,912       13,800
    Retained earnings                                                1,893        1,078
    Accumulated other comprehensive income (loss)                       (7)          (4)
                                                                 ---------    ---------

              Total stockholders' equity                            15,824       14,900
                                                                 ---------    ---------

              Total liabilities and stockholders' equity         $ 153,635    $ 135,179
                                                                 =========    =========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,             JUNE 30,
                                                        -----------------     -----------------
                                                          2004      2003       2004       2003
                                                        ------     ------     ------     ------
Interest income:
    Loans                                               $1,880      1,386      3,812      2,586
    Securities                                             185         56        379        114
    Other                                                   29         20         50         40
                                                        ------     ------     ------     ------

              Total interest income                      2,094      1,462      4,241      2,740
                                                        ------     ------     ------     ------

Interest expense:
    Deposits                                               679        540      1,362      1,019
    Borrowings                                             264        145        532        255
                                                        ------     ------     ------     ------

              Total interest expense                       943        685      1,894      1,274
                                                        ------     ------     ------     ------

Net interest income                                      1,151        777      2,347      1,466

              Provision for loan losses                     25         48         55         83
                                                        ------     ------     ------     ------

Net interest income after provision for loan losses      1,126        729      2,292      1,383
                                                        ------     ------     ------     ------

Noninterest income:
    Service charges and fees                                39         34         77         55
    Prepayment fees collected                              148         31        329         73
    Other                                                    9          5         11          6
                                                        ------     ------     ------     ------

              Total noninterest income                     196         70        417        134
                                                        ------     ------     ------     ------

Noninterest expenses:
    Salaries and employee benefits                         402        290        816        547
    Occupancy and equipment                                101         72        209        131
    Data processing                                         38         32         76         64
    Professional fees                                       38         26         71         44
    Insurance                                               13         11         25         22
    Stationery and supplies                                 17         13         33         20
    Other                                                   81         62        162        120
                                                        ------     ------     ------     ------

              Total noninterest expenses                   690        506      1,392        948
                                                        ------     ------     ------     ------

Earnings before income taxes                               632        293      1,317        569

    Income taxes                                           241        112        502        217
                                                        ------     ------     ------     ------

Net earnings                                            $  391        181        815        352
                                                        ======     ======     ======     ======

Net earnings per share:
    Basic                                               $  .15        .07        .31        .14
                                                        ======     ======     ======     ======

    Diluted                                             $  .14        .07        .30        .13
                                                        ======     ======     ======     ======

See Accompanying Notes to Condensed Consolidated Financial Statements.

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                             (DOLLARS IN THOUSANDS)



                                                                                                     ACCUMULATED
                                                                                                        OTHER
                                                                                                        COMPRE-
                                                COMMON STOCK              ADDITIONAL                    HENSIVE          TOTAL
                                           -----------------------         PAID-IN       RETAINED       INCOME        STOCKHOLDERS'
                                             SHARES         AMOUNT        CAPITAL        EARNINGS       (LOSS)          EQUITY
                                           ---------      ---------      ---------      ---------      ---------       ---------
Balance at December 31, 2002               2,564,839      $      26         13,496            104             --          13,626

Net earnings for the six months ended
         June 30, 2003 (unaudited)                --             --             --            352             --             352

Proceeds from sale of common stock,
         net of offering costs of $26
         (unaudited)                          48,169             --            300             --             --             300
                                           ---------      ---------      ---------      ---------      ---------       ---------

Balance at June 30, 2003 (unaudited)       2,613,008      $      26         13,796            456             --          14,278
                                           =========      =========      =========      =========      =========       =========


Balance at December 31, 2003               2,613,501      $      26         13,800          1,078             (4)         14,900
                                                                                                                       ---------

Comprehensive income:

     Net earnings for the six months
         ended June 30, 2004
         (unaudited)                              --             --             --            815             --             815

     Net change in unrealized loss on
         security available for sale
         (unaudited)                              --             --             --             --             (3)             (3)
                                                                                                                       ---------

     Comprehensive income (unaudited)                                                                                        812
                                                                                                                       ---------

Proceeds from sale of common stock
     (unaudited)                                 915             --              9             --             --               9
                                                                                                                       ---------

Proceeds from exercise of common
     stock options (unaudited)                19,734             --            103             --             --             103
                                           ---------      ---------      ---------      ---------      ---------       ---------

Balance at June 30, 2004 (unaudited)       2,634,150      $      26         13,912          1,893             (7)         15,824
                                           =========      =========      =========      =========      =========       =========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                -----------------------
                                                                                  2004           2003
                                                                                --------       --------
Cash flows from operating activities:
    Net earnings                                                                $    815            352
    Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
         Depreciation and amortization                                                81             42
         Provision for loan losses                                                    55             83
         Net amortization of fees, premiums and discounts                             97            177
         Deferred income taxes                                                        --            217
         Repayments of loans held for sale                                            16             19
         Increase in accrued interest receivable                                     (45)          (235)
         Increase in other assets                                                   (606)        (1,397)
         Increase in official checks and other liabilities                           533              9
                                                                                --------       --------

                  Net cash provided by (used in) operating activities                946           (733)
                                                                                --------       --------

Cash flows from investing activities:
    Purchases of securities held to maturity                                      (4,982)        (2,250)
    Principal repayments of securities held to maturity                            1,655          2,522
    Net increase in loans                                                         (5,082)       (27,319)
    Purchase of premises and equipment                                              (200)          (387)
    Purchase of Federal Home Loan Bank stock                                        (433)          (498)
                                                                                --------       --------

                  Net cash used in investing activities                           (9,042)       (27,932)
                                                                                --------       --------

Cash flows from financing activities:
    Net increase in deposits                                                       8,599         18,580
    Proceeds from sale of common stock, net                                            9            300
    Proceeds from exercise of common stock options                                   103             --
    Net increase in Federal Home Loan Bank advances                                9,650          9,950
    Net decrease in other borrowings                                              (1,250)            --
                                                                                --------       --------

                  Net cash provided by financing activities                       17,111         28,830
                                                                                --------       --------

Net increase in cash and cash equivalents                                          9,015            165

Cash and cash equivalents at beginning of the period                                 539          3,801
                                                                                --------       --------

Cash and cash equivalents at end of the period                                  $  9,554          3,966
                                                                                ========       ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
         Interest                                                               $  1,824          1,241
                                                                                ========       ========

         Income taxes                                                           $    649             --
                                                                                ========       ========

    Noncash investing activity-
         Change in accumulated other comprehensive income (loss)
              net change in unrealized loss on security available for sale      $     (3)            --
                                                                                ========       ========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1)   GENERAL. OptimumBank Holdings, Inc. (the "Holding Company") is a one-bank holding company and owns 100% of OptimumBank (the "Bank"), a state (Florida)-chartered commercial bank (collectively, the "Company"). The Holding Company's only business is the operation of the Bank. The Bank's deposits are insured by the Federal Deposit Insurance Corporation. The Bank offers a variety of community banking services to individual and corporate customers through its three banking offices located in Broward County, Florida.

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

           In the opinion of the management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2004, and the results of operations for the three- and six-month periods ended June 30, 2004 and 2003, and cash flows for the six-months periods ended June 30, 2004 and 2003. The results of operations for the three and six months ended June 30, 2004, are not necessarily indicative of the results to be expected for the full year.

(2)   LOAN IMPAIRMENT AND CREDIT LOSSES. The activity in the allowance for loan losses was as follows (in thousands):

                                                  THREE MONTHS ENDED  SIX MONTHS ENDED
                                                       JUNE 30,          JUNE 30,
                                                    -------------     -------------
                                                    2004     2003     2004     2003
                                                    ----     ----     ----     ----
                 Balance at beginning of period     $522      323      492      288
                 Provision for loan losses            25       48       55       83
                                                    ----     ----     ----     ----
                 Balance at end of period           $547      371      547      371
                                                    ====     ====     ====     ====

           The Bank had no impaired loans, nonaccrual loans or loans which were over ninety days past due but still accruing interest in 2004 or 2003.

                                                                     (continued)

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

(3)   REGULATORY CAPITAL. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2004 of the regulatory capital requirements and the Bank's capital on a percentage basis:

                                                                  PERCENTAGE
                                                                      OF         REGULATORY
                                                                   THE BANK      REQUIREMENT
                                                                   --------      -----------

                Tier I capital to total average assets               11.08%           4.00%

                Tier I capital to risk-weighted assets               16.15%           4.00%

                Total capital to risk-weighted assets                16.70%           8.00%

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

                                                                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                             JUNE 30,                     JUNE 30,
                                                                      -----------------------     -----------------------
                                                                         2004          2003          2004         2003
                                                                      ---------     ---------     ---------     ---------
              Weighted average number of common shares
                   outstanding used to calculate basic
                   earnings per common share                          2,633,020     2,612,821     2,626,988     2,605,880

              Effect of dilutive stock options                           75,207        67,791        65,072        57,132
                                                                      ---------     ---------     ---------     ---------

              Weighted average number of common shares
                   outstanding used to calculate diluted earnings
                   per common share                                   2,708,227     2,680,612     2,692,060     2,663,012
                                                                      =========     =========     =========     =========

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


                                                                     (continued)

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

(5)   STOCK OPTIONS, CONTINUED. A summary of the activity in the Company's stock option plan is as follows (dollars in thousands, except per share amounts):

                                                                  RANGE OF        WEIGHTED-
                                                                  PER SHARE        AVERAGE      AGGREGATE
                                                   NUMBER OF       OPTION         EXERCISE       OPTION
                                                    SHARES          PRICE           PRICE         PRICE
                                                   --------      ------------     ----------    --------
              Outstanding at December 31, 2003      287,000      $  5.00-8.20      $    5.72    $  1,643
              Granted                               124,500             10.00          10.00       1,245
              Exercised                             (19,734)        5.00-6.75           5.21        (103)
              Forfeited                              (2,000)             8.20           8.20         (16)
                                                   --------      ------------     ----------    --------
              Outstanding at June 30, 2004          389,766      $ 5.00-10.00     $     7.10    $  2,769
                                                   ========      ============     ==========    ========

      The Company accounts for their stock option plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation cost is reflected in net earnings, as all options granted under this plan had an exercise price which approximated the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure to stock-based employee compensation (in thousands, except per share amounts).

                                                     THREE MONTHS ENDED  SIX MONTHS ENDED
                                                           JUNE 30,          JUNE 30,
                                                        -------------    ---------------
                                                        2004     2003    2004      2003
                                                        -----    ----    ----     ------
              Net earnings, as reported                 $ 391     181     815        352

              Deduct:  Total stock-based employee
                  compensation determined under the
                  fair value based method for all
                  awards, net of related tax effect        69      18      83         36
                                                        -----     ---     ---     ------

              Proforma net earnings                     $ 322     163     732        316
                                                        =====     ===     ===     ======

              Basic earnings per share:
                  As reported                           $ .15     .07     .31        .14
                                                        =====     ===     ===     ======

                  Proforma                              $ .12     .06     .28        .12
                                                        =====     ===     ===     ======

              Diluted earnings per share:
                  As reported                           $ .14     .07     .30        .13
                                                        =====     ===     ===     ======

                  Proforma                              $ .12     .06     .27        .12
                                                        =====     ===     ===     ======

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

             REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Hacker, Johnson & Smith PA, the Company's independent registered public accounting firm, have made a limited review of the interim financial data as of June 30, 2004, and for the three- and six-month periods ended June 30, 2004 and 2003, presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



OptimumBank Holdings, Inc.
Plantation, Florida:


         We have reviewed the accompanying condensed consolidated balance sheet of OptimumBank Holdings, Inc. and Subsidiary (the "Company") as of June 30, 2004, and the condensed consolidated statements of earnings for the three- and six-month periods ended June 30, 2004 and 2003 and the related condensed consolidated statements of stockholders' equity and cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

         We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.

         We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 31, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Hacker, Johnson & Smith PA



HACKER, JOHNSON & SMITH PA
Fort Lauderdale, Florida
July 23, 2004

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                COMPARISON OF JUNE 30, 2004 AND DECEMBER 31, 2003


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of cash during the six months ended June 30, 2004 were from net deposit inflows of approximately $8.6 million, proceeds from Federal Home Loan Bank advances totaling $9.7 million and principal repayments of securities held to maturity of approximately $1.7 million. Cash was used primarily to purchase securities held to maturity of approximately $5.0 million and to originate loans, net of principal repayments, totaling $5.1 million. At June 30, 2004, the Company had time deposits of $40.1 million that mature in one year or less. At June 30, 2004, the Company exceeded its regulatory liquidity requirements. Management believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest-rate environment.

     The following table shows selected information for the periods ended or at the dates indicated:

                                                               SIX MONTHS                        SIX MONTHS
                                                                  ENDED         YEAR ENDED          ENDED
                                                                JUNE 30,       DECEMBER 31,       JUNE 30,
                                                                  2004             2003             2003
                                                             --------------     -----------      -----------
        Average equity as a percentage
           of average assets                                       10.58%           13.62%            16.47%

        Equity to total assets at end of period                    10.29%           11.02%            13.64%

        Return on average assets (1)                                1.15%             .95%              .83%

        Return on average equity (1)                               10.89%            6.99%             5.01%

        Noninterest expenses to average assets (1)                  1.97%            2.03%             2.22%

        Nonperforming loans to total assets at end
           of period                                                  --               --                --

        (1) Annualized for the six months ended June 30, 2004 and 2003.

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

     Commitments to extend credit typically result in loans with a market interest rate when funded. A summary of the amounts of the Company's financial instruments with off-balance sheet risk at June 30, 2004, follows (in thousands):

                                                        CONTRACT
                                                         AMOUNT
                                                         ------
              Commitments to extend credit             $ 10,690
                                                       ========

              Undisbursed loans in process             $    862
                                                       ========

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

                                                                           THREE MONTHS ENDED JUNE 30,
                                                  -------------------------------------------------------------------------
                                                                   2004                                 2003
                                                  -------------------------------------     -------------------------------
                                                                 INTEREST     AVERAGE                  INTEREST    AVERAGE
                                                     AVERAGE        AND       YIELD/         AVERAGE      AND      YIELD/
                                                     BALANCE     DIVIDENDS     RATE          BALANCE   DIVIDENDS    RATE
                                                     -------     ---------     ----          -------   ---------    ----
Interest-earning assets:
   Loans                                          $ 113,449       1,880        6.63%      $  77,897     1,386        7.12%
   Securities                                        16,191         185        4.57           6,996        56        3.20
   Other interest-earning assets (1)                  8,616          29        1.35           4,411        20        1.81
                                                  ---------     -------                   ---------    ------

     Total interest-earning assets/interest income  138,256       2,094        6.07          89,304     1,462        6.55
                                                                -------                                ------

Cash and due from banks                                 451                                     258
Premise and equipment                                 1,967                                     664
Other assets                                          2,059                                   1,658
                                                  ---------                               ---------

     Total assets                                 $ 142,733                               $  91,884
                                                  =========                               =========

Interest-bearing liabilities:
   Savings, NOW and money-market deposits             8,880          27        1.22           6,278        22        1.40
   Time deposits                                     79,840         652        3.27          53,622       518        3.86
   Borrowings (2)                                    35,728         264        2.96          16,516       145        3.51
                                                  ---------     -------                   ---------    ------

     Total interest-bearing liabilities/
        interest expense                            124,448         943        3.03          76,416       685        3.59
                                                                -------                                ------

Noninterest-bearing demand deposits                   1,214                                     731
Other liabilities                                     2,072                                     598
Stockholders' equity                                 14,999                                  14,139
                                                  ---------                               ---------

     Total liabilities and stockholders' equity   $ 142,733                               $  91,884
                                                  =========                               =========

Net interest income                                             $ 1,151                                $  777
                                                                =======                                ======

Rate differential (3)                                                          3.04%                                 2.96%
                                                                               ====                                  ====

Net interest margin (4)                                                        3.33%                                 3.48%
                                                                               ====                                  ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities                1.11                                    1.17
                                                       ====                                    ====


(1) Includes interest-earning deposits with banks, Federal funds sold, and Federal Home Loan Bank stock dividends.

(2) Includes Federal Home Loan Bank advances and securities sold under agreements to repurchase.

(3) Rate differential represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

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

                                                                           SIX MONTHS ENDED JUNE 30,
                                                  -------------------------------------------------------------------------
                                                                   2004                                 2003
                                                  -------------------------------------     -------------------------------
                                                                 INTEREST     AVERAGE                  INTEREST    AVERAGE
                                                     AVERAGE        AND       YIELD/         AVERAGE      AND      YIELD/
                                                     BALANCE     DIVIDENDS     RATE          BALANCE   DIVIDENDS    RATE
                                                     -------     ---------     ----          -------   ---------    ----
Interest-earning assets:
   Loans                                          $ 114,047       3,812        6.68%       $ 71,813     2,586        7.20%
   Securities                                        16,380         379        4.63           6,583       114        3.46
   Other interest-earning assets (1)                  6,157          50        1.62           4,632        40        1.73
                                                  ---------     -------                    --------    ------

     Total interest-earning assets/interest income  136,584       4,241        6.21          83,028     2,740        6.60
                                                                -------                                ------

Cash and due from banks                                 513                                     297
Premise and equipment                                 1,959                                     653
Other assets                                          2,392                                   1,351
                                                  ---------                                --------

     Total assets                                 $ 141,448                                $ 85,329
                                                  =========                                ========

Interest-bearing liabilities:
   Savings, NOW and money-market deposits             8,293          55        1.33           6,019        43        1.43
   Time deposits                                     78,907       1,307        3.31          49,828       976        3.92
   Borrowings (2)                                    36,411         532        2.92          14,248       255        3.58
                                                  ---------     -------                    --------    ------

     Total interest-bearing liabilities/
        interest expense                            123,611       1,894        3.06          70,095     1,274        3.64
                                                                -------                                ------

Noninterest-bearing demand deposits                     983                                     623
Other liabilities                                     1,880                                     559
Stockholders' equity                                 14,974                                  14,052
                                                  ---------                                --------

     Total liabilities and stockholders' equity   $ 141,448                                $ 85,329
                                                  =========                                ========

Net interest income                                             $ 2,347                                $1,466
                                                                =======                                ======

Rate differential (3)                                                          3.15%                                 2.96%
                                                                               ====                                  ====

Net interest margin (4)                                                        3.44%                                 3.53%
                                                                               ====                                  ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities                1.10                                    1.18
                                                       ====                                    ====

(1) Includes interest-earning deposits with banks, Federal funds sold, and Federal Home Loan Bank stock dividends.

(2) Includes Federal Home Loan Bank advances and securities sold under agreements to repurchase.

(3) Rate differential represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4) Net interest margin is net interest income divided by average interest-earning assets.

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

       COMPARISON OF THE THREE-MONTH PERIODS ENDED JUNE 30, 2004 AND 2003


   GENERAL. Net earnings for the three months ended June 30, 2004, were $391,000 or $.15 per basic and $.14 per diluted share compared to net earnings of $181,000 or $.07 per basic and diluted share for the period ended June 30, 2003. This increase in the Company's net earnings was primarily due to an increase in net interest income and noninterest income which was partially offset by an increase in noninterest expenses, all of which were due to the overall growth of the Company.

   INTEREST INCOME. Interest income increased to $2.1 million for the three months ended June 30, 2004 from $1.5 million for the three months ended June 30, 2003. Interest income on loans increased to $1.9 million due primarily to an increase in the average loan portfolio balance for the three months ended June 30, 2004, partially offset by a decrease in the average yield earned from 7.12% for the three months ended June 30, 2003 to 6.63% for the three months ended June 30, 2004. Interest on securities increased to $185,000 due primarily to an increase in the average balance and an increase in the average yield earned on the securities portfolio in 2004.

   INTEREST EXPENSE. Interest expense on deposit accounts increased to $679,000 for the three months ended June 30, 2004, from $540,000 for the three months ended June 30, 2003. Interest expense increased primarily because of an increase in the average balance of deposits during 2004, partially offset by a decrease in the average rate paid on deposits during 2004. Interest expense on borrowings increased to $264,000 for the three months ended June 30, 2004 from $145,000 for the three months ended June 30, 2003 due to an increase in the average balance of borrowings, partially offset by a decrease in the average rate paid on borrowings during 2004.

   PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the estimated collectibility of the Company's loan portfolio. The provision for the three months ended June 30, 2004, was $25,000 compared to $48,000 for the same period in 2003. Management believes the balance in the allowance for loan losses of $547,000 at June 30, 2004, is adequate.

   NONINTEREST INCOME. Total noninterest income increased to $196,000 for the three months ended June 30, 2004, from $70,000 for the three months ended June 30, 2003, primarily due to an increase in prepayment fees collected of $117,000.

   NONINTEREST EXPENSES. Total noninterest expenses increased to $690,000 for the three months ended June 30, 2004 from $506,000 for the three months ended June 30, 2003, primarily due to an increase in salaries and employee benefits of $112,000, an increase in occupancy and equipment of $29,000, and an increase in professional fees of $12,000 all due to the continued growth of the Company.

   INCOME TAXES. Income taxes for the three months ended June 30, 2004, were $241,000 (an effective rate of 38.1%) compared to income taxes of $112,000 (an effective rate of 38.2%) for the three months ended June 30, 2003.

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

        COMPARISON OF THE SIX-MONTH PERIODS ENDED JUNE 30, 2004 AND 2003



   GENERAL. Net earnings for the six months ended June 30, 2004, were $815,000 or $.31 per basic and $.30 per diluted share compared to net earnings of $352,000 or $.14 per basic and $.13 per diluted share for the period ended June 30, 2003. This increase in the Company's net earnings was primarily due to an increase in net interest income and noninterest income which was partially offset by an increase in noninterest expenses, all of which were due to the overall growth of the Company.

   INTEREST INCOME. Interest income increased to $4.2 million for the six months ended June 30, 2004 from $2.7 million for the six months ended June 30, 2003. Interest income on loans increased to $3.8 million due primarily to an increase in the average loan portfolio balance for the six months ended June 30, 2004, partially offset by a decrease in the average yield earned from 7.20% for the six months ended June 30, 2003 to 6.68% for the six months ended June 30, 2004. Interest on securities increased to $379,000 due primarily to an increase in the average balance and an increase in the average yield earned on the securities portfolio in 2004.

   INTEREST EXPENSE. Interest expense on deposit accounts increased to $1.4 million for the six months ended June 30, 2004, from $1.0 million for the six months ended June 30, 2003. Interest expense increased primarily because of an increase in the average balance of deposits during 2004, partially offset by a decrease in the average rate paid on deposits during 2004. Interest expense on borrowings increased to $532,000 for the six months ended June 30, 2004 from $255,000 for the six months ended June 30, 2003 due to an increase in the average balance of borrowings, partially offset by a decrease in the average rate paid on borrowings during 2004.

   PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the estimated collectibility of the Company's loan portfolio. The provision for the six months ended June 30, 2004, was $55,000 compared to $83,000 for the same period in 2003. Management believes the balance in the allowance for loan losses of $547,000 at June 30, 2004, is adequate.

   NONINTEREST INCOME. Total noninterest income increased to $417,000 for the six months ended June 30, 2004, from $134,000 for the six months ended June 30, 2003, primarily due to an increase in prepayment fees collected of $256,000.

   NONINTEREST EXPENSES. Total noninterest expenses increased to $1.4 million for the six months ended June 30, 2004 from $948,000 for the six months ended June 30, 2003, primarily due to an increase in salaries and employee benefits of $269,000, an increase in occupancy and equipment of $78,000, an increase in professional fees of $27,000, and an increase in other expenses of $42,000 all due to the continued growth of the Company.

   INCOME TAXES. Income taxes for the six months ended June 30, 2004, were $502,000 (an effective rate of 38.1%) compared to income taxes of $217,000 (an effective rate of 38.1%) for the six months ended June 30, 2003.

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


                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Shareholders (the "Annual Meeting") of the Bank was held on April 29, 2004 to approve the agreement and plan of reorganization between the Bank and the Company under which the Bank would become a wholly-owned subsidiary of the Company, and the Bank's shareholders would become Company shareholders, to consider the reelection of all existing directors each for a term of one year and to approve the amendment to the stock option plan to increase the numbers of common shares available under the plan.

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

At the Annual Meeting, 2,234,348 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

Proposal I

The approval of the agreement and plan of reorganization dated March 23, 2004 between OptimumBank and OptimumBank Holdings, Inc., as set forth in the notice to stockholders is as follows:

                                    FOR          WITHHELD        AGAINST
                                    ---          --------        -------

                                 1,669,925        564,423          -
                                 =========        =======      =========

Proposal II

The reelection of all existing directors each for a term of one year is as follows:

                                    FOR           WITHHELD           AGAINST
                                    ---           --------           -------

Albert J. Finch                  2,234,348           -                  -
                                 =========      ============      ============
Richard L. Browdy                2,234,348           -                  -
                                 =========      ============      ============
Michael Bedzow                   2,234,348           -                  -
                                 =========      ============      ============
Sam Borek                        2,234,348           -                  -
                                 =========      ============      ============
Irving P. Cohen                  2,234,348           -                  -
                                 =========      ============      ============
Gordon Deckelbaum                2,234,348           -                  -
                                 =========      ============      ============
Paul B. Fay, Jr.                 2,234,348           -                  -
                                 =========      ============      ============
Summer G. Kaye                   2,234,348           -                  -
                                 =========      ============      ============
H. David Krinsky                 2,234,348           -                  -
                                 =========      ============      ============
Stephen Markowitz                2,234,348           -                  -
                                 =========      ============      ============
Larry R. Willis                  2,234,348           -                  -
                                 =========      ============      ============

Proposal III

The approval of the amendment to the stock option plan to increase the number of common shares available under the plan is as follows:

                                  FOR           WITHHELD          AGAINST
                                  ---           --------          -------

                               1,634,521        599,827             -
                               =========        =======        =============

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

      EXHIBIT NO.     DESCRIPTION OF EXHIBIT
      -----------     ----------------------

      **2             Agreement and Plan of Reorganization dated March 23, 2004
      **3.1           Articles of Incorporation
      **3.3           Bylaws
        4.1           Form of stock certificate
      * 10.1          Stock Option Plan
      * 10.2          Nonemployee Directors Stock Purchase Plan
      * 10.3          Agreement between OptimumBank, Albert J. Finch
                      and Richard L. Browdy dated June 14, 2002
        31.1          Certification of Chief Executive Officer required
                      by Rule 13a-14(a)/15d-14(a) under the Exchange Act
        31.2          Certification of Chief Financial Officer required by
                      Rule 13a-14(a)/15d-14(a) under the Exchange Act
        32.1          Certification of Chief Executive Officer pursuant to
                      18 U.S.C. Section 1350, as adopted pursuant to
                      Section 906 of Sarbanes-Oxley Act of 2002
        32.2          Certification of Chief Financial Officer pursuant to
                      18 U.S.C. Section 1350, as adopted pursuant to
                      Section 906 of Sarbanes-Oxley Act of 2002

(b) REPORTS ON FORM 8-K. During the second quarter, the Company filed a report on Form 8-K dated April 21, 2004 reporting the press release covering the results for the first quarter of 2004.

      On May 10, 2004 the Company filed a report on Form 8-K as the initial report of the Company to the Securities Exchange Commission and as a notice that the Company was the successor issuer to the Bank under Rule 12g-3 of the Securities Exchange Act of 1934.

      On May 11, 2004 the Company filed a report on Form 8-K announcing the reorganization of the Company as a bank holding company for the Bank.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              OPTIMUMBANK HOLDINGS, INC.
                                 (Registrant)





Date:  August 10, 2004        By:  /s/Albert J. Finch
      ------------------          ---------------------------------------------
                                     Albert J. Finch, Chief Executive Officer




Date:  August 10, 2004        By:  /s/ Richard L. Browdy
      ------------------          ---------------------------------------------
                                     Richard L. Browdy, Chief Financial Officer