Form 10QSB
period 2004-09-26
OptimumBank Holdings, Inc.
filed 2004-11-15
CIK 1288855

UNITED STATE
                       SECURITIES AND EXCHANGE COMMISSION
                             WASINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to _________

                        Commission file number 0001288855

                           OPTIMUMBANK HOLDINGS, INC.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

           FLORIDA                                               55-0865043
           -------                                               ----------
  (State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)

            2477 EAST COMMERCIAL BOULEVARD, FORT LAUDERDALE, FL 33308
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                  954-776-2332
                                  ------------
                           (Issuer's telephone number)

                  10197 CLEARY BOULEVARD, PLANTATION, FL 33324
                  --------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,648,742 common shares issued and outstanding as of October 28, 2004

Transitional Small Business Disclosure Format (Check one):   Yes [ ]     No [X]

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

                                      INDEX


PART I. FINANCIAL INFORMATION

   ITEM 1. INTERIM FINANCIAL STATEMENTS                                                   PAGE
     Condensed Consolidated Balance Sheets -
       September 30, 2004 (unaudited) and December 31, 2003..................................2

     Condensed Consolidated Statements of Earnings -
       Three and Nine Months ended September 30, 2004 and 2003 (unaudited)...................3

     Condensed Consolidated Statements of Stockholders' Equity -
       Nine Months ended September 30, 2004 and 2003 (unaudited).............................4

     Condensed Consolidated Statements of Cash Flows -
       Nine Months ended September 30, 2004 and 2003 (unaudited).............................5

     Notes to Condensed Consolidated Financial Statements (unaudited)......................6-8

     Review By Independent Registered Public Accounting Firm.................................9

     Report of Independent Registered Public Accounting Firm................................10

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS...........................................................11-16

   ITEM 3.  CONTROLS AND PROCEDURES.........................................................17

PART II. OTHER INFORMATION

   ITEM 1. LEGAL PROCEEDINGS................................................................17

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................................18

SIGNATURES..................................................................................19

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  SEPTEMBER 30,  DECEMBER 31,
    ASSETS                                                            2004          2003
                                                                   ---------      ---------
                                                                  (UNAUDITED)
Cash and due from banks                                            $     513      $     331
Federal funds sold                                                     6,634            208
                                                                   ---------      ---------

              Total cash and cash equivalents                          7,147            539

Securities held to maturity                                           19,079         16,539
Security available for sale                                              247            246
Loans, net of allowance for loan losses of $599 and $492             122,809        111,320
Loans held for sale                                                      510          1,406
Federal Home Loan Bank stock                                           1,483          1,525
Premises and equipment, net                                            4,110          1,912
Accrued interest receivable                                            1,346          1,224
Other assets                                                             724            468
                                                                   ---------      ---------

              Total assets                                         $ 157,455      $ 135,179
                                                                   =========      =========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Noninterest-bearing demand deposits                            $     873      $     747
    Savings, NOW and money-market deposits                             9,608          6,436
    Time deposits                                                     86,297         73,561
                                                                   ---------      ---------

              Total deposits                                          96,778         80,744

    Official checks                                                      521            439
    Federal Home Loan Bank advances                                   29,650         29,500
    Other borrowings                                                   7,500          8,750
    Junior subordinated debenture                                      5,155             --
    Other liabilities                                                    986            262
    Deferred income tax liability                                        584            584
                                                                   ---------      ---------

              Total liabilities                                      141,174        120,279
                                                                   ---------      ---------

Stockholders' equity:
    Common stock, $.01 par value; 6,000,000 shares authorized,
         2,648,742 and 2,613,501 shares issued and outstanding            26             26
    Additional paid-in capital                                        13,989         13,800
    Retained earnings                                                  2,269          1,078
    Accumulated other comprehensive income (loss)                         (3)            (4)
                                                                   ---------      ---------

              Total stockholders' equity                              16,281         14,900
                                                                   ---------      ---------

              Total liabilities and stockholders' equity           $ 157,455      $ 135,179
                                                                   =========      =========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        THREE MONTHS ENDED   NINE MONTHS ENDED
                                                           SEPTEMBER 30,        SEPTEMBER 30,
                                                         2004       2003       2004       2003
                                                        ------     ------     ------     ------
Interest income:
    Loans                                               $2,017      1,739      5,829      4,325
    Securities                                             218         50        597        164
    Other                                                   18         12         68         52
                                                        ------     ------     ------     ------

              Total interest income                      2,253      1,801      6,494      4,541
                                                        ------     ------     ------     ------

Interest expense:
    Deposits                                               713        647      2,075      1,666
    Borrowings                                             282        180        814        435
                                                        ------     ------     ------     ------

              Total interest expense                       995        827      2,889      2,101
                                                        ------     ------     ------     ------

Net interest income                                      1,258        974      3,605      2,440

              Provision for loan losses                     52         87        107        170
                                                        ------     ------     ------     ------

Net interest income after provision for loan losses      1,206        887      3,498      2,270
                                                        ------     ------     ------     ------

Noninterest income:
    Service charges and fees                                 8         36         85         91
    Prepayment fees collected                               98         45        427        118
    Other                                                    7          4         18         10
                                                        ------     ------     ------     ------

              Total noninterest income                     113         85        530        219
                                                        ------     ------     ------     ------

Noninterest expenses:
    Salaries and employee benefits                         417        315      1,233        862
    Occupancy and equipment                                116         79        325        210
    Data processing                                         38         34        114         98
    Professional fees                                       46         27        117         71
    Insurance                                               13         14         38         36
    Stationary and supplies                                  7          8         40         28
    Other                                                   75         71        237        191
                                                        ------     ------     ------     ------

              Total noninterest expenses                   712        548      2,104      1,496
                                                        ------     ------     ------     ------

Earnings before income taxes                               607        424      1,924        993

    Income taxes                                           231        162        733        379
                                                        ------     ------     ------     ------

Net earnings                                            $  376        262      1,191        614
                                                        ======     ======     ======     ======

Net earnings per share:
    Basic                                               $  .14        .10        .45        .24
                                                        ======     ======     ======     ======

    Diluted                                             $  .14        .10        .43        .23
                                                        ======     ======     ======     ======

See Accompanying Notes to Condensed Consolidated Financial Statements.

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  NINE MONTHS ENDED SEPTEMBER 30, 2004 and 2003
                             (DOLLARS IN THOUSANDS)

                                                                                                 ACCUMULATED
                                                                                                    OTHER
                                                                                                    COMPRE-
                                                COMMON STOCK          ADDITIONAL                    HENSIVE        TOTAL
                                           -----------------------      PAID-IN      RETAINED       INCOME      STOCKHOLDERS'
                                             SHARES        AMOUNT       CAPITAL      EARNINGS       (LOSS)         EQUITY
                                           ---------     ---------     ---------     ---------     ---------      ---------
Balance at December 31, 2002               2,564,839     $      26        13,496           104            --         13,626
                                                                                                                  ---------
Comprehensive income:
     Net earnings for the nine
       months ended September 30, 2003
       (unaudited)                                --            --            --           614            --            614

     Net change in unrealized gain on
       security available for sale
       (unaudited)                                --            --            --            --             1              1
                                                                                                                  ---------
     Comprehensive income (unaudited)             --            --            --            --            --            615
                                                                                                                  ---------
Proceeds from sale of common
       stock, net (unaudited)                 48,345            --           302            --            --            302
                                           ---------     ---------     ---------     ---------     ---------      ---------

Balance at September 30, 2003
  (unaudited)                              2,613,184     $      26        13,798           718             1         14,543
                                           =========     =========     =========     =========     =========      =========


Balance at December 31, 2003               2,613,501     $      26        13,800         1,078            (4)        14,900
                                                                                                                  ---------
Comprehensive income:

     Net earnings for the nine months
       ended September 30, 2004
       (unaudited)                                --            --            --         1,191            --          1,191

     Net change in unrealized loss
       on security available
       for sale (unaudited)                       --            --            --            --             1              1
                                                                                                                  ---------
     Comprehensive income (unaudited)             --            --            --            --            --          1,192
                                                                                                                  ---------
Proceeds from sale of common
  stock (unaudited)                            1,174            --            12            --            --             12

Proceeds from exercise of
  common stock options (unaudited)            34,067            --           177            --            --            177
                                           ---------     ---------     ---------     ---------     ---------      ---------

Balance at September 30, 2004
  (unaudited)                              2,648,742     $      26        13,989         2,269            (3)        16,281
                                           =========     =========     =========     =========     =========      =========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                    2004          2003
                                                                                  --------      --------
Cash flows from operating activities:
    Net earnings                                                                  $  1,191           614
    Adjustments to reconcile net earnings to net cash provided by
      (used in) operating activities:
         Depreciation and amortization                                                 128            62
         Provision for loan losses                                                     107           170
         Net amortization of fees, premiums and discounts                              103           256
         Deferred income taxes                                                          --           379
         Repayments of loans held for sale                                             896            28
         Increase in accrued interest receivable                                      (122)         (477)
         Increase in other assets                                                     (256)       (2,594)
         Increase in official checks and other liabilities                             806            47
                                                                                  --------      --------

                  Net cash provided by (used in) operating activities                2,853        (1,515)
                                                                                  --------      --------

Cash flows from investing activities:
    Purchases of securities held to maturity                                        (4,982)       (4,968)
    Principal repayments and calls of securities held to maturity                    2,453         4,021
    Purchase of security available for sale                                             --          (250)
    Net increase in loans                                                          (11,710)      (45,107)
    Purchase of premises and equipment                                              (2,326)         (444)
    Redemption (purchase) of Federal Home Loan Bank stock                               42          (948)
                                                                                  --------      --------

                  Net cash used in investing activities                            (16,523)      (47,696)
                                                                                  --------      --------

Cash flows from financing activities:
    Net increase in deposits                                                        16,034        29,558
    Net decrease in other borrowings                                                (1,250)           --
    Issuance of junior subordinated debenture                                        5,155            --
    Proceeds from sale of common stock                                                  12           302
    Proceeds from exercise of common stock options                                     177            --
    Net increase in Federal Home Loan Bank advances                                    150        18,950
                                                                                  --------      --------

                  Net cash provided by financing activities                         20,278        48,810
                                                                                  --------      --------

Net increase (decrease) in cash and cash equivalents                                 6,608          (401)

Cash and cash equivalents at beginning of the period                                   539         3,801
                                                                                  --------      --------

Cash and cash equivalents at end of the period                                    $  7,147         3,400
                                                                                  ========      ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
         Interest                                                                 $  3,181         2,036
                                                                                  ========      ========

         Income taxes                                                             $    833            --
                                                                                  ========      ========

    Noncash investing activity-
         Change in accumulated other comprehensive income (loss),
              net change in unrealized loss on security available for sale        $      1             1
                                                                                  ========      ========

See Accompanying Notes to Condensed Consolidated Financial Statements

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

           In the opinion of the management, the accompanying condensed financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2004, and the results of operations for the three- and nine-month periods ended September 30, 2004 and 2003, and cash flows for the nine-month periods ended September 30, 2004 and 2003. The results of operations for the three and nine months ended September 30, 2004, are not necessarily indicative of the results to be expected for the full year.

(2)  LOAN IMPAIRMENT AND CREDIT LOSSES. The activity in the allowance for loan losses was as follows (in thousands):

                                                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                          SEPTEMBER 30,               SEPTEMBER 30,
                                                                       -------------------        --------------------
                                                                       2004           2003         2004           2003
                                                                       -----         -----        -----          -----
                Balance at beginning of period                         $ 547           371          492            288
                Provision for loan losses                                 52            87          107            170
                                                                       -----         -----        -----          -----

                Balance at end of period                               $ 599           458          599            458
                                                                       =====         =====        =====          =====

           The Company had no impaired loans, nonaccrual loans or loans which were over ninety days past due but still accruing interest in 2004 or 2003.
                                                                     (continued)

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

(3)  REGULATORY CAPITAL. The Holding Company and the Bank are required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2004 of the regulatory capital requirements and the Holding Company's and the Bank's capital on a percentage basis:

                                                                               ACTUAL      REGULATORY
                                                                  COMPANY       BANK       REQUIREMENT
                                                                  -------       ----       -----------
                Tier I capital to total average assets              14.19%      14.18%         4.00%

                Tier I capital to risk-weighted assets              20.17%      20.16%         4.00%

                Total capital to risk-weighted assets               20.74%      20.73%         8.00%

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

                                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                         SEPTEMBER 30,             SEPTEMBER 30,
                                                                  --------------------------   ---------------------
                                                                      2004           2003         2004       2003
                                                                  ----------      ----------   ---------- ----------
             Weighted average number of common shares
                  outstanding used to calculate basic
                  earnings per common share                        2,642,215       2,613,052    2,632,363   2,608,036

             Effect of dilutive stock options                         70,073          80,503      141,080     64,816
                                                                  ----------      ----------   ---------- ----------

             Weighted average number of common shares
                  outstanding used to calculate diluted
                  earnings per common share                        2,712,288       2,693,555    2,773,443  2,672,852
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

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

(5)  STOCK OPTIONS, CONTINUED. A summary of the activity in the Company's stock option plan is as follows (dollars in thousands, except per share amounts):

                                                                              RANGE OF        WEIGHTED-
                                                                              PER SHARE        AVERAGE      AGGREGATE
                                                              NUMBER OF        OPTION         EXERCISE       OPTION
                                                               SHARES           PRICE           PRICE         PRICE
                                                               ------           -----           -----         -----
           Outstanding at December 31, 2003                     287,000      $ 5.00-8.20      $  5.72         $ 1,643
           Granted                                              124,500            10.00        10.00           1,245
           Exercised                                            (34,067)       5.00-6.75         5.17            (176)
           Forfeited                                             (6,000)       6.75-8.20         7.23             (43)
                                                               --------                                       -------

           Outstanding at September 30, 2004                    371,433     $ 5.00-10.00      $  7.18         $ 2,669
                                                               ========     ============      =======         =======

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

                                                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                          SEPTEMBER 30,               SEPTEMBER 30,
                                                                       -------------------         -------------------
                                                                       2004           2003         2004           2003
                                                                       ----           ----         ----           ----
               Net earnings, as reported                               $ 376           262        1,191            614

               Deduct:  Total stock-based employee
                   compensation determined under the
                   fair value based method for all
                   awards, net of related tax effect                      39            18          122            54
                                                                       -----         -----       ------          ----

               Proforma net earnings                                   $ 337           244        1,069           560
                                                                       =====         =====      =======         =====

               Basic earnings per share:
                   As reported                                         $ .14           .10          .45           .24
                                                                       =====         =====      =======         =====

                   Proforma                                            $ .13           .09          .41           .21
                                                                       =====         =====      =======         =====

               Diluted earnings per share:
                   As reported                                         $ .14           .10          .43           .23
                                                                       =====         =====      =======         =====

                   Proforma                                            $ .12           .09          .39           .21
                                                                       =====         =====      =======         =====

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

             REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Hacker, Johnson & Smith PA, the Company's independent registered public accounting firm, have made a limited review of the interim financial data as of September 30, 2004, and for the three- and nine-month periods ended September 30, 2004 and 2003, presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




OptimumBank Holdings, Inc.
Plantation, Florida:


     We have reviewed the accompanying condensed consolidated balance sheet of OptimumBank Holdings, Inc. and Subsidiary (the "Company") as of September 30, 2004, and the condensed consolidated statements of earnings for the three- and nine-month periods ended September 30, 2004 and 2003 and the related condensed consolidated statements of stockholders' equity and cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

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


/s/ Hacker, Johnson & Smith PA



HACKER, JOHNSON & SMITH PA
Fort Lauderdale, Florida
October 29, 2004

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             COMPARISON OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003


LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of cash during the nine months ended September 30, 2004 were from net deposit inflows of approximately $16.0 million, issuance of a junior subordinated debenture of approximately $5.2 million and calls and principal repayments of securities held to maturity of approximately $2.5 million. Cash was used primarily for net loan originations of approximately $11.7 million and purchases of securities held to maturity of approximately $5.0 million. At September 30, 2004, the Company had time deposits of approximately $42.9 million that mature in one year or less. At September 30, 2004, the Company exceeded its regulatory liquidity requirements. Management believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest-rate environment.

    The following table shows selected information for the periods ended or at the dates indicated:

                                                                       NINE MONTHS                       NINE MONTHS
                                                                          ENDED         YEAR ENDED          ENDED
                                                                      SEPTEMBER 30,    DECEMBER 31,     SEPTEMBER 30,
                                                                          2004             2003             2003
                                                                     --------------   --------------- ----------------
        Average equity as a percentage
           of average assets                                               10.63%           13.62%            14.92%

        Equity to total assets at end of period                            10.34%           11.02%            11.62%

        Return on average assets (1)                                        1.10%             .95%              .86%

        Return on average equity (1)                                       10.36%            6.99%             5.78%

        Noninterest expenses to average assets (1)                          1.94%            2.03%             2.10%

        Nonperforming loans to total assets at end
           of period                                                          --               --                --

        (1) Annualized for the nine months ended September 30, 2004 and 2003.

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

    The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and undisbursed loans in process. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of the Company's involvement in particular classes of financial instruments.

    The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and undisbursed loans in process is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total committed amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counter party.

    A summary of the amounts of the Company's financial instruments, with off-balance sheet risk at September 30, 2004, follows (in thousands):

                                                                    CONTRACT
                                                                     AMOUNT
                                                                     ------

              Commitments to extend credit                          $ 16,363
                                                                    ========

              Undisbursed loans in process                          $    823
                                                                    ========

    Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded in the next twelve months.

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, information regarding
(i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest-rate spread; (v) net interest margin; and (vi) ratio of average interest-earning assets to average interest-bearing liabilities.

                                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                    --------------------------------------------------------------------
                                                                    2004                                 2003
                                                    ---------------------------------        ---------------------------
                                                                 INTEREST     AVERAGE                  INTEREST    AVERAGE
                                                    AVERAGE         AND       YIELD/         AVERAGE      AND      YIELD/
                                                    BALANCE      DIVIDENDS     RATE          BALANCE   DIVIDENDS    RATE
                                                    -------      ---------    -------        -------   ---------    ----
                                                                       (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans                                          $ 120,569       2,017        6.69%      $ 101,651     1,739        6.84%
   Securities                                        19,790         218        4.41           6,827        50        2.93
   Other (1)                                          2,683          18        2.68           2,184        12        2.20
                                                  ---------      ------                   ---------   -------

     Total interest-earning assets                  143,042       2,253        6.30         110,662     1,801        6.51
                                                                  -----                                 -----

Cash and due from banks                                 416                                     311
Premises and equipment                                3,384                                     909
Other                                                 2,995                                   1,902
                                                   --------                               ---------

     Total assets                                 $ 149,837                               $ 113,784
                                                  =========                                 =======

Interest-bearing liabilities:
   Savings, NOW and money-market deposit
     accounts                                         9,653          29        1.20           6,557        24        1.46
   Time deposits                                     82,656         684        3.31          68,193       623        3.65
   Federal Home Loan Bank advances                   39,124         282        2.88          23,488       180        3.07
                                                    -------      ------                     -------     -----

     Total interest-bearing liabilities             131,433         995        3.03          98,238       827        3.37
                                                                 ------                                 -----

Demand deposits                                         866                                     595
Noninterest-bearing liabilities                       1,506                                     540
Stockholders' equity                                 16,032                                  14,411
                                                    -------                                --------

     Total liabilities and stockholders' equity   $ 149,837                               $ 113,784
                                                  =========                               =========

Net interest income                                             $ 1,258                              $    974
                                                                =======                              ========

Interest-rate spread (2)                                                       3.27%                                 3.14%
                                                                               ====                                  ====

Net interest margin (3)                                                        3.52%                                 3.52%
                                                                               ====                                  ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities                1.09                                    1.13
                                                       ====                                    ====

(1) Includes federal funds sold, Federal Home Loan Bank stock dividends and interest-bearing deposits with banks.
(2) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net interest margin is net interest income divided by average interest-earning assets.

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

The following table sets forth, for the periods indicated, information regarding
(i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest-rate spread; (v) net interest margin; and (vi) ratio of average interest-earning assets to average interest-bearing liabilities.

                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                    --------------------------------------------------------------------
                                                                2004                                    2003
                                                    ---------------------------------        ---------------------------
                                                                 INTEREST     AVERAGE                  INTEREST    AVERAGE
                                                     AVERAGE        AND       YIELD/         AVERAGE      AND      YIELD/
                                                     BALANCE     DIVIDENDS     RATE          BALANCE   DIVIDENDS    RATE
                                                    -------      ---------    -------        -------   ---------    ----
                                                                       (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans                                          $ 116,211       5,829        6.69%      $  81,938     4,325        7.04%
   Securities                                        17,516         597        4.54           6,666       164        3.28
   Other (1)                                          5,010          68        1.81           3,807        52        1.82
                                                  ---------     -------                   ---------   -------

     Total interest-earning assets                  138,737       6,494        6.24          92,411     4,541        6.55
                                                                -------                               -------

Cash and due from banks                                 480                                     301
Premises and equipment                                2,434                                     738
Other                                                 2,593                                   1,492
                                                   --------                               ---------

     Total assets                                 $ 144,244                               $  94,942
                                                  =========                               =========

Interest-bearing liabilities:
   Savings, NOW and money-market deposit
     accounts                                         8,746          84        1.28           5,576        67        1.60
   Time deposits                                     80,156       1,991        3.31          56,778     1,599        3.75
   Federal Home Loan Bank advances                   37,316         814        2.91          17,292       435        3.35
                                                  ---------     -------                   ---------   -------

     Total interest-bearing liabilities             126,218       2,889        3.05          79,646     2,101        3.52
                                                                -------                               -------

Demand deposits                                         944                                     495
Noninterest-bearing liabilities                       1,756                                     635
Stockholders' equity                                 15,326                                  14,166
                                                  ---------                                  ------

     Total liabilities and stockholders' equity   $ 144,244                               $  94,942
                                                  =========                               =========

Net interest income                                             $ 3,605                               $ 2,440
                                                                =======                               =======

Interest-rate spread (2)                                                       3.19%                                 3.03%
                                                                               ====                                  ====

Net interest margin (3)                                                        3.46%                                 3.52%
                                                                               ====                                  ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities                1.10                                    1.16
                                                       ====                                    ====


(1) Includes federal funds sold, Federal Home Loan Bank stock dividends and interest-bearing deposits with banks.
(2) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net interest margin is net interest income divided by average interest-earning assets.

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

     COMPARISON OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003


   GENERAL. Net earnings for the three months ended September 30, 2004, were $376,000 or $.14 per basic and diluted share compared to net earnings of $262,000 or $.10 per basic and diluted share for the period ended September 30, 2003. This increase in the Company's net earnings was primarily due to an increase in net interest income and noninterest income which was partially offset by an increase in noninterest expenses, all of which were due to the overall growth of the Company.

   INTEREST INCOME. Interest income increased to $2.3 million for the three months ended September 30, 2004 from $1.8 million for the three months ended September 30, 2003. Interest income on loans increased to $2.0 million due primarily to an increase in the average loan portfolio balance for the three months ended September 30, 2004, partially offset by a decrease in the average yield earned from 6.8% for the three months ended September 30, 2003 to 6.7% for the three months ended September 30, 2004. Interest on securities increased to $218,000 due primarily to an increase in the average balance and an increase in the yield earned on the securities portfolio in 2004.

   INTEREST EXPENSE. Interest expense on deposit accounts increased to $713,000 for the three months ended September 30, 2004, from $647,000 for the three months ended September 30, 2003. Interest expense on deposits increased primarily because of an increase in the average balance of deposits during 2004, partially offset by a decrease in the average rate paid on deposits during 2004. Interest expense on borrowings increased to $282,000 for the three months ended September 30, 2004 from $180,000 for the three months ended September 30, 2003 due to an increase in the average balance of borrowings, partially offset by a decrease in the average rate paid on borrowings during 2004.

   PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the estimated collectibility of the Company's loan portfolio. The provision for the three months ended September 30, 2004, was $52,000 compared to $87,000 for the same period in 2003. Management believes the balance in the allowance for loan losses of $599,000 at September 30, 2004, is adequate.

   NONINTEREST INCOME. Total noninterest income increased to $113,000 for the three months ended September 30, 2004, from $85,000 for the three months ended September 30, 2003, primarily due to an increase in prepayment fees collected, which was partially offset by a decrease in service charges and fees.

   NONINTEREST EXPENSES. Total noninterest expenses increased to $712,000 for the three months ended September 30, 2004 from $548,000 for the three months ended September 30, 2003, primarily due to an increase in salaries and employee benefits of $102,000 and an increase in occupancy and equipment of $37,000, all due to the continued growth of the Company.

   INCOME TAXES. Income taxes for the three months ended September 30, 2004, were $231,000 (an effective rate of 38.1%) compared to income taxes of $162,000 (an effective rate of 38.2%) for the three months ended September 30, 2003.

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

     COMPARISON OF THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003


   GENERAL. Net earnings for the nine months ended September 30, 2004, were $1,191,000 or $.45 per basic and $.43 per diluted share compared to net earnings of $614,000 or $.24 per basic and $.23 per diluted share for the period ended September 30, 2003. This increase in the Company's net earnings was primarily due to an increase in net interest income and noninterest income which was partially offset by an increase in noninterest expenses, all of which were due to the overall growth of the Company.

   INTEREST INCOME. Interest income increased to $6.5 million for the nine months ended September 30, 2004 from $4.5 million for the nine months ended September 30, 2003. Interest income on loans increased to $5.8 million due primarily to an increase in the average loan portfolio balance for the nine months ended September 30, 2004, partially offset by a decrease in the average yield earned from 7.0% for the nine months ended September 30, 2003 to 6.7% for the nine months ended September 30, 2004. Interest on securities increased to $597,000 due primarily to an increase in the average balance and an increase in the yield earned on the securities portfolio in 2004.

   INTEREST EXPENSE. Interest expense on deposit accounts increased to $2.1 million for the nine months ended September 30, 2004, from $1.7 million for the nine months ended September 30, 2003. Interest expense on deposits increased primarily because of an increase in the average balance of deposits during 2004, partially offset by a decrease in the average rate paid on deposits during 2004. Interest expense on borrowings increased to $814,000 for the nine months ended September 30, 2004 from $435,000 for the nine months ended September 30, 2003 due to an increase in the average balance of borrowings, partially offset by a decrease in the average rate paid on borrowings during 2004.

   PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the estimated collectibility of the Company's loan portfolio. The provision for the nine months ended September 30, 2004, was $107,000 compared to $170,000 for the same period in 2003. Management believes the balance in the allowance for loan losses of $599,000 at September 30, 2004, is adequate.

   NONINTEREST INCOME. Total noninterest income increased to $530,000 for the nine months ended September 30, 2004, from $219,000 for the nine months ended September 30, 2003 primarily as a result of an increase in prepayment fees collected of $309,000.

   NONINTEREST EXPENSES. Total noninterest expenses increased to $2.1 million for the nine months ended September 30, 2004 from $1.5 million for the nine months ended September 30, 2003, primarily due to an increase in salaries and employee benefits of $371,000 and an increase in occupancy and equipment expense of $115,000, all due to the continued growth of the Company.

   INCOME TAXES. Income taxes for the nine months ended September 30, 2004, were $733,000 (an effective rate of 38.1%) compared to income taxes of $379,000 (an effective rate of 38.2%) for the nine months ended September 30, 2003.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         OptimumBank is a defendant in a pending lawsuit currently being transferred to Broward County, Florida Circuit Court brought by Attorneys' Title Insurance Fund, Inc. (the "Fund"), a title insurance underwriter that issued OptimumBank a mortgagee title insurance policy in connection with a $2.3 million mortgage loan funded by OptimumBank in July 2004 on vacant land in Kissimmee, Florida. Subsequent to the closing, all the loan documents, including the mortgage, were discovered to be forgeries due to the identity theft of the property owner by an imposter. In response to Optimum's claim for indemnification against the Fund, currently estimated at $1.8 million, the Fund filed an action for declaratory relief against OptimumBank in Collier County Circuit Court on September 27, 2004, and requested the Court to enter a judgment declaring that OptimumBank had no coverage under the title policy. The Fund also issued a letter dated October 19, 2004, declining coverage under their title insurance policy for the forged mortgage on the basis that OptimumBank elected to use a Florida attorney who was not an agent of the Fund as its settlement agent; thus, OptimumBank could not obtain coverage under the policy for issues related to the settlement of the loan.

         In October 2004, the Fund identified the imposter and, at the Fund's request and expense, OptimumBank authorized the Fund, on behalf of the Bank, to take legal action in OptimumBank's name in the Cayman Islands and Fulton County, Georgia to freeze the imposter's bank accounts and certain other assets. The Fund has informed OptimumBank that the amount of assets under the control of the courts exceeds OptimumBank's claim. Further, the Fund and OptimumBank have agreed to abate the pending suit for declaratory relief during the Fund's investigation and recovery of the monies.

         If the Bank's claim against the Fund is not satisfied as a result of the recovery of and realization on funds under control of the courts, OptimumBank intends to vigorously defend the Fund's suit for declaratory relief and file additional claims against the Fund and the Fund's title attorney. The Company does not believe that the Fund has any legal basis for denial of coverage.

         OptimumBank also has a blanket bond with a second insurance company covering forged mortgages, and has filed notice of a potential claim with the second carrier. The Company does not believe that the foregoing litigation will have a material adverse affect on the financial condition or operations of the Company.

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

                                  OPTIMUMBANK HOLDINGS, INC.
                                     (Registrant)





Date:  November 15, 2004          By: /s/ Albert J. Finch
      --------------------            ------------------------------------------
                                      Albert J. Finch, Chief Executive Officer




Date:  November 15, 2004          By: /s/Richard L. Browdy
      --------------------            ------------------------------------------
                                      Richard L. Browdy, Chief Financial Officer