Form 10KSB
period 2004-12-31
OptimumBank Holdings, Inc.
filed 2005-03-31
CIK 1288855

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 0001288855

                           OPTIMUMBANK HOLDINGS, INC.
           -----------------------------------------------------------
           (Name of small business Issuer as specified in its charter)

               FLORIDA                                         55-0865043
      (State or other jurisdiction                          (I.R.S. Employer
    of incorporation or organization)                      Identification No.)

2477 EAST COMMERCIAL BOULEVARD, FORT LAUDERDALE, FLORIDA         33308
      (Address of principal executive offices)                 (Zip Code)

         Issuer's telephone number, including area code: (954) 776-2332

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

                       Securities registered pursuant to
                            Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of Class)


         Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. YES  X     NO
          ----     ----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were $9,505,000.

         The aggregate market value of the Common Stock of the issuer held by non-affiliates of the issuer (1,696,192 shares) on March 18, 2005, was approximately $17,555,600. The aggregate market value was computed by reference to the closing market price of the Common Stock of the issuer at $10.35 per share on March 18, 2005. For the purposes of this response, directors and executive officers, who are also all holders of 5% or more of the issuer's Common Stock, are considered the affiliates of the issuer at that date.

         As of March 18, 2005, there were issued and outstanding 2,661,502 shares of the issuer's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2005 to be filed with the Federal Deposit Insurance Corporation pursuant to Regulation 14A within 120 days of the issuer's fiscal year end are incorporated into Part III, Items 9 through 12, and 14, of this Annual Report on Form 10-KSB.

================================================================================

                                TABLE OF CONTENTS
                                                                        Page

PART I...................................................................... 1

Item 1.  Business
                  Forward-Looking Statements...............................  1
                  General..................................................  1
                  Recent Events............................................  1
                  Banking Products.........................................  1
                  Strategy.................................................  2
                  Lending Activities.......................................  2
                  Deposit Activities.......................................  3
                  Investments..............................................  3
                  Correspondent Banking....................................  3
                  Data Processing..........................................  3
                  Internet Banking.........................................  3
                  Competition..............................................  4
                  Employees................................................  4
                  Supervision and Regulation...............................  4
                  Statistical Profile and Other Financial Data.............  8

Item 2.  Properties........................................................  8

Item 3.  Legal Proceedings.................................................  8

Item 4.  Submission of Matters to a Vote of Security Holders...............  8

PART II....................................................................  9

Item 5.  Market for the Registrant's Common Equity and
         Related Stockholder Matters.......................................  9

Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................... 11

Item 7.  Financial Statements.............................................. 25

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure............................... 25

Item 8A. Controls and Procedures........................................... 25

PART III................................................................... 25

Item 9.  Directors, Executive Officers, Promoters and
         Control Persons; Compliance with Section 16(a)
         of the Exchange Act............................................... 25

Item 10. Executive Compensation............................................ 25

Item 11. Security Ownership of Certain Beneficial Owners
         and Management.................................................... 25

Item 12. Certain Relationships and Related Transactions.................... 25

Item 13. Exhibits ......................................................... 26

Item 14. Principal Accountant Fees and Services............................ 26

SIGNATURES................................................................. 27

                                     PART I

ITEM 1.    BUSINESS


FORWARD-LOOKING STATEMENTS

         We have made forward-looking statements in this Annual Report about the financial condition, results of operations, and business of our company. These statements are not historical facts and include expressions concerning the future that are subject to risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among other things, the following possibilities:

                    o competitive pressure in the banking industry that increases significantly;

                    o changes in the interest rate environment that reduce margins;

                    o general economic conditions, either nationally or regionally, that are less favorable than expected resulting in, among other things, a deterioration in credit quality and an increase in credit risk-related losses and expenses;

                    o  changes that occur in the regulatory environment; and

                    o changes that occur in business conditions and the rate of inflation.

         When used in this Annual Report, the words "believes," "estimates," "plans," "expects," "should," "may," "might," "outlook," and "anticipates," as well as similar expressions, as they relate to OptimumBank Holdings, Inc., or its management, are intended to identify forward-looking statements.

GENERAL

         OptimumBank Holdings, Inc. (the "Company") was formed in March 2004 as a Florida corporation to serve as a one-bank holding company for OptimumBank (the "Bank"), a Florida state chartered bank. The Company acquired all of the shares of the Bank in May 2004 in a statutory share exchange. The Company's only business is the operation of the Bank which opened for business in November 2000. The Bank provides community banking services and products to individuals and businesses in Broward, Miami-Dade and southern Palm Beach counties. The Company currently operates out of its main office and three branch banking offices in Broward County, Florida. As a registered bank holding company, the Company is regulated by the Federal Reserve Board. The Bank is a member of the Federal Home Loan Bank of Atlanta and is regulated by the State of Florida Department of Financial Services and the Federal Deposit Insurance Corporation, the insurer of its deposits. As of December 31, 2004, the Company has grown to $164.6 million in assets, $128.8 million in net loans and $98.0 million in deposits.

RECENT EVENTS

         In September 2004, we received proceeds of $5.155 million from the issuance of a junior subordinated debenture to and the sale of trust preferred securities by an unconsolidated subsidiary of the Company. The debenture qualifies as Tier 1 capital for regulatory purposes. See "Regulation- Capital Adequacy Requirements". The proceeds from the issuance are being used to leverage asset growth in the Bank.

BANKING PRODUCTS

         Our revenues are primarily derived from interest on, and fees received in connection with, real estate, and other loans, and from interest from mortgage-backed securities and short-term investments. The principal sources of funds for our lending activities are deposits, borrowings, repayment of loans, and the repayment, or maturity of investment securities. Our principal expenses are the interest paid on deposits, and operating and general administrative expenses.

         As is the case with banking institutions generally, our operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation ("FDIC"). Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. We face strong competition in attracting deposits (our primary source of lendable funds) and originating loans.

         We provide a range of consumer and commercial banking services to individuals, businesses and industries. The basic services we offer include: demand interest-bearing and noninterest-bearing accounts, money market deposit accounts, NOW accounts, time deposits, credit cards, cash management, direct deposits, notary services, money orders, night depository, travelers' checks, cashier's checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, and banking by mail. In addition, we make residential and commercial real estate loans and secured consumer loans. We provide debit cards, as a part of the Visa, Star, Presto and Cirrus networks, thereby permitting customers to utilize the convenience of ATMs worldwide. We do not have trust powers and provide no trust services.


STRATEGY

         Our continuing goal is to become one of the leading community banking organizations in Broward County. We expect to accomplish our goal through steady and reasonable growth and a prudent operating strategy.

         Our operating and business strategy emphasizes:

          1. Local management and local decision making resulting in rapid, personalized customer service, rapid credit decisions and expedited closings;

          2. Growing and expanding our presence in Broward County by establishing new branch offices - we currently have three branch banking offices in Broward County;

          3. Emphasizing real estate lending activities by continuing to originate adjustable rate residential and commercial mortgage loans for our customers;

          4. Maintaining high credit quality through strict underwriting criteria and our knowledge of the real estate values in our market area;

          5. Personalized products and service - we strive to provide innovative financial products, high service levels and to maintain strong customer relationships. We seek customers who prefer to conduct business with a locally owned and managed institution.

LENDING ACTIVITIES

         We offer primarily real estate and to a lesser extent, consumer loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in our market area. Our market area consists of the tri-county area of Broward, Miami-Dade and Palm Beach counties. Our net loans at December 31, 2004 were $128.8 million, or 78.6% of total assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. We have no foreign loans or loans for highly leveraged transactions.

         Our loans are concentrated in two major areas: residential and commercial real estate loans. As of December 31, 2004, approximately 99.4% of our loan portfolio consisted of loans secured by mortgages on real estate, of which approximately 47.4% of the total loan portfolio is secured by one-to-four family residential properties. Our real estate loans are located primarily in our tri-county market area.

         Our real estate loans are secured by mortgages and consist primarily of loans to individuals and businesses for the purchase or improvement of, or investment in real estate. These real estate loans may be made at fixed or variable interest rates and are normally adjustable rate mortgages which adjust annually after the initial three to five year period. Our fixed rate loans generally are for terms of five years or less, and are repayable in monthly installments based on a maximum 30-year amortization schedule.

         Our consumer loan portfolio consists of loans to individuals secured by certificates of deposit at our bank. The majority of these loans are for terms of less than five years.

         Loan originations are derived primarily from independent mortgage brokers that process our loans. We pay these brokers fees in connection with their services; however, we perform the underwriting and approval of each of the loans we fund.

         Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions including interest rates, and risks inherent in dealing with individual borrowers. We attempt to minimize credit losses through various means. On larger credits, we rely on the cash flow and assets of a debtor as the source of repayment as well as the value of the underlying collateral. We also generally limit our loans to 80% of the value of the underlying real estate collateral. We generally charge a prepayment penalty if a loan is repaid within the first two to three years of origination to cover any fees we paid for the origination of the loan.

DEPOSIT ACTIVITIES

         Deposits are the major source of our funds for lending and other investment activities. We consider the majority of our regular savings, demand, NOW, money market deposit accounts and CD's under $100,000 to be core deposits. These accounts comprised approximately 72.45% of our total deposits at December 31, 2004. Approximately 91.2% of our deposits at December 31, 2004 were certificates of deposit. Generally, we attempt to maintain the rates paid on our deposits at a competitive level. Time deposits of $100,000 and over made up approximately 27.6% of our total deposits at December 31, 2004. Although these large deposits are not traditionally considered core deposits, the majority of these deposits have served as a stable source of funds in our targeted market. The majority of our deposits are generated from Broward County.

         We may use brokered deposits to facilitate the funding of our mortgage lending activities in circumstances when larger than anticipated loan volumes occur and there is not enough time to fund the additional loan demand through traditional deposit solicitation. The time frame from the initial order to the final funding of brokered deposits is generally one to three days. The rates paid on these brokered deposits are typically equal to or slightly less than the high end of the interest rates in the Bank's competitive market area. Brokered deposits amounted to 6.5% and 8.9% of our total deposits at December 31, 2004 and 2003, respectively.

INVESTMENTS

         We invest a portion of our assets in U.S. Government agency obligations and federal funds sold. Our investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds with minimal risk and for liquidity to fund increases in loan demand or to offset fluctuations in deposits.

         Our total investment portfolio may be invested in U.S. Treasury and general obligations of its agencies because such securities generally represent a minimal investment risk. Mortgage-backed securities generally have a shorter life than the stated maturity. Federal funds sold is the excess cash we have available over and above daily cash needs. This money is invested on an overnight basis with approved correspondent banks.

         We monitor changes in financial markets. In addition to investments for our portfolio, we monitor our daily cash position to ensure that all available funds earn interest at the earliest possible date. A portion of the investment account is designated as secondary reserves and invested in liquid securities that can be readily converted to cash with minimum risk of market loss. These investments usually consist of U.S. Treasury obligations, U.S. government agencies and federal funds. The remainder of the investment account may be placed in investment securities of different type and longer maturity. Daily surplus funds are sold in the federal funds market for one business day. We attempt to stagger the maturities of our securities so as to produce a steady cash flow in the event we need cash.

CORRESPONDENT BANKING

         Correspondent banking involves one bank providing services to another bank which cannot provide that service for itself from an economic or practical standpoint. We are required to purchase correspondent services offered by larger banks, including check collections, purchase of federal funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations, and sales of loans to or participations with correspondent banks.

         We have established a correspondent relationship with Independent Bankers Bank of Florida. We pay for such services in cash as opposed to keeping compensating balances. We also sell loan participations to other banks with respect to loans which exceed our lending limit.

DATA PROCESSING

         We outsource most of our data processing services, including an automated general ledger and deposit accounting; however, we service all our loans in-house.

INTERNET BANKING

         We maintain a website at www.optimumbank.com where customers can access account balances, view current account activity and their previous statement, view images of paid checks, transfer funds between accounts and pay bills online. Our website also offers Visa credit cards and automobile loans.

COMPETITION

         We encounter strong competition both in making loans and in attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws which permit multi-bank holding companies as well as an increasing level of interstate banking have created a highly competitive environment for commercial banking. In one or more aspects of our business, we compete with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Most of these competitors, some of which are affiliated with bank holding companies, have substantially greater resources and lending limits, and may offer certain services that we do not currently provide. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern federally insured banks. Recent federal and state legislation has heightened the competitive environment in which financial institutions must conduct their business, and the potential for competition among financial institutions of all types has increased significantly.

         To compete, we rely upon specialized services, responsive handling of customer needs, and personal contacts by our officers, directors, and staff. Large multi-branch banking competitors tend to compete primarily by rate and the number and location of branches while smaller, independent financial institutions tend to compete primarily by rate and personal service.

EMPLOYEES

         As of December 31, 2004, we had twenty full-time employees (including executive officers). The employees are not represented by a collective bargaining unit. We consider relations with employees to be good.

SUPERVISION AND REGULATION

         Banks and their holding companies are extensively regulated under both federal and state law. The following is a brief summary of certain statutes, rules, and regulations affecting the Company and the Bank. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Bank. Supervision, regulation, and examination of banks by regulatory agencies are intended primarily for the protection of depositors, rather than shareholders.

         BANK HOLDING COMPANY REGULATION

         GENERAL. As a bank holding company registered under the Bank Holding Company Act of 1956 (the "BHCA"), the Company is subject to the regulation and supervision of, and inspection by, the Federal Reserve Board ("Federal Reserve"). The Company also is required to file with the Federal Reserve annual reports and other information regarding its business operations, and those of its subsidiaries. In the past, the BHCA limited the activities of bank holding companies and their subsidiaries to activities which were limited to banking, managing or controlling banks, furnishing services to or performing services for their subsidiaries or engaging in any other activity which the Federal Reserve determined to be so closely related to banking or managing or controlling banks as to be properly incident thereto. Under the Gramm-Leach-Bliley Financial Modernization Act of 1999 which is discussed below, bank holding companies now have the opportunity to seek broadened authority, subject to limitations on investment, to engage in activities that are "financial in nature" if all of their subsidiary depository institutions are well capitalized, well managed, and have at least a satisfactory rating under the Community Reinvestment Act, which is also discussed below.

         In this regard, the BHCA prohibits a bank holding company, with certain limited exceptions, from (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company, or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries, unless such non-banking business is determined by the FRB to be so closely related to banking or managing or controlling banks as to be properly incident thereto. In making such determinations, the FRB is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. Generally, bank holding companies, such as the Company, are required to obtain prior approval of the Federal Reserve to engage in any new activity not previously approved by the Federal Reserve.


         CHANGE OF HOLDING COMPANY CONTROL. The BHCA also requires that every bank holding company obtain the prior approval of the Federal Reserve before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, including the parties' performance under the Community Reinvestment Act (discussed below) and various competitive factors. As described in greater detail below, pursuant to the Riegle-Neal Interstate Banking and Branch Efficiency Act of 1994 (the "Interstate Banking and Branching Act"), a bank holding company is permitted to acquire banks in states other than its home state.

         The BHCA further prohibits a person or group of persons from acquiring "control" of a bank holding company unless the Federal Reserve Bank has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company. In addition, any person or group of persons must obtain the approval of the Federal Reserve under the BHCA before acquiring 25% (5% in the case of an acquirer that is already a bank holding company) or more of the outstanding common stock of a bank holding company, or otherwise obtaining control or a "controlling influence" over the bank holding company.

         INTERSTATE BANKING AND BRANCHING. The Interstate Banking and Branching Act provides for nationwide interstate banking and branching. Under the law, interstate acquisitions of banks or bank holding companies in any state by bank holding companies in any other state are permissible subject to certain limitations. Florida also has a law that allows out-of-state bank holding companies (located in states that allow Florida bank holding companies to acquire banks and bank holding companies in that state) to acquire Florida banks and Florida bank holding companies. The law essentially provides for out-of-state entry by acquisition only (and not by interstate branching) and requires the acquired Florida bank to have been in existence for at least three years. Interstate branching and consolidation of existing bank subsidiaries in different states is permissible. A Florida bank also may establish, maintain, and operate one or more branches in a state other than Florida pursuant to an interstate merger transaction in which the Florida bank is the resulting bank.

         FINANCIAL MODERNIZATION. The Gramm-Leach-Bliley Act of 1999 (the "GLB Act") sought to achieve significant modernization of the federal bank regulatory framework by allowing the consolidation of banking institutions with other types of financial services firms, subject to various restrictions and requirements. In general, the GLB Act repealed most of the federal statutory barriers which separated commercial banking firms from insurance and securities firms and authorized the consolidation of such firms in a "financial services holding company". The Company has no current plans to utilize the structural options created by the GLB Act.

         SARBANES-OXLEY ACT. In July 2002, the Sarbanes-Oxley Act of 2002 (the "Sarbanes Act") was enacted to curtail corporate accounting irregularities. The Securities and Exchange Commission (the "SEC") has promulgated regulations pursuant to the Sarbanes Act. The Sarbanes-Oxley Act amends the Securities Exchange Act of 1934 to prohibit a registered public accounting firm from performing specified nonaudit services contemporaneously with a mandatory audit. The Sarbanes-Oxley Act also vests the audit committee of an issuer with responsibility for the appointment, compensation, and oversight of any registered public accounting firm employed to perform audit services. It requires each committee member to be a member of the board of directors of the issuer, and to be otherwise independent. The Sarbanes-Oxley Act further requires the chief executive officer and chief financial officer of an issuer to make certain certifications as to each annual or quarterly report. The SEC also requires the company to issue a code of ethics for senior financial officers of the company. Further, the Sarbanes-Oxley Act adds a criminal penalty of fines and imprisonment of up to 10 years for securities fraud. The passage of the Sarbanes Act and the regulations implemented by the SEC subject publicly-traded companies such as the Company to additional and more extensive reporting regulations and disclosure.

         BANK REGULATION

         GENERAL. The Bank is chartered under the laws of the State of Florida, and its deposits are insured by the FDIC to the extent provided by law. The Bank is subject to comprehensive regulation, examination and supervision by the FDIC and the Florida Department of Financial Services (the "Florida Department") and to other laws and regulations applicable to banks. Such regulations include limitations on loans to a single borrower and to its directors, officers and employees; limitations on the types of activities a state bank can conduct, restrictions on the opening and closing of branch offices; the maintenance of required capital ratios; the granting of credit under equal and fair conditions; and the disclosure of the costs and terms of such credit. The Bank is examined periodically by the FDIC and the Florida Department, to whom it submits periodic reports regarding its financial condition and other matters. The FDIC and the Florida Department have a broad range of powers to enforce regulations under their jurisdiction, and to take discretionary actions determined to be for the protection and safety and soundness of banks, including the institution of cease and desist orders and the removal of directors and officers. The FDIC and the Florida Department also have the authority to approve or disapprove mergers, consolidations, and similar corporate actions.

         DIVIDENDS. The Company's ability to pay dividends is substantially dependent on the ability of the Bank to pay dividends to the Company. The FDIC and the Florida Department have the general authority to limit the dividend payment by banks if such payment may be deemed to constitute an unsafe and unsound practice. For information on the restrictions on the right of the Bank to pay dividends to the Company, see Part II -- Item 5 "Market for the Registrant's Common Equity and Related Stockholder Matters."

         LOANS TO ONE BORROWER. Florida law generally allows a state bank such as the Bank to extend credit to any one borrower (and certain related entities of such borrower) in an amount up to 25% of its capital accounts, provided that the unsecured portion may not exceed 15% of the capital accounts of the bank. Based upon the Bank's capital, the maximum loan the Bank is currently permitted to make is approximately $5.4 million, provided the unsecured portion does not exceed approximately $3.2 million.

         TRANSACTIONS WITH AFFILIATES. Under federal law, federally insured banks are subject, with certain exceptions, to certain restrictions on any extension of credit to their parent holding companies or other affiliates, on investment in the stock or other securities of affiliates, and on the taking of such stock or securities as collateral from any borrower. In addition, banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.

         CHANGE OF BANK CONTROL. Florida law restricts the amount of voting stock of a bank that a person may acquire without the prior approval of banking regulators. The overall effect of such laws is to make it more difficult to acquire a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of financial institutions are less likely to benefit from the rapid increases in stock prices that often result from tender offers or similar efforts to acquire control of other companies.

         Under Florida law, no person or group of persons may, directly or indirectly or acting by or through one or more persons, purchase or acquire a controlling interest in any bank which would result in the change in control of that bank unless the Florida Department first shall have approved such proposed acquisition. A person or group will be deemed to have acquired "control" of a bank (i) if the person or group, directly or indirectly or acting by or through one, or more other persons, owns, controls, or has power to vote 25% or more of any class of voting securities of the bank, or controls in any manner the election of a majority of the directors of the bank, or (ii) if the Florida Department determines that such person exercises a controlling influence over the management or policies of the bank. In any case where a proposed purchase of voting securities would give rise to a presumption of control, the person or group who proposes to purchase the securities must first file written notice of the proposal to the Florida Department for its review and approval. Subsections 658.27(2)(c) and 658.28(3), Florida Statutes, refer to a potential change of control of a financial institution at a 10% or more threshold and rebuttable presumption of control. Accordingly, the name of any subscriber acquiring more than 10% of the voting securities of the Bank must be submitted to the Florida Department for prior approval.

         OTHER CONSUMER LAWS. State usury laws and federal laws concerning interest rates limit the amount of interest and various other charges collected or contracted by a bank. The Bank's loans are also subject to federal laws applicable to consumer credit transactions, such as the:

          o Federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers; |X| Community Reinvestment Act requiring financial institutions to meet their obligations to provide for the total credit needs of the communities they serve, including investing their assets in loans to low and moderate-income borrowers;

          o Home Mortgage Disclosure Act requiring financial institutions to provide information to enable public officials to determine whether a financial institution is fulfilling its obligations to meet the housing needs of the community it serves;

          o Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibitive factors in extending credit;

          o Real Estate Settlement Procedures Act which requires lenders to disclose certain information regarding the nature and cost of real estate settlements, and prohibits certain lending practices, as well as limits escrow account amounts in real estate transactions;

          o USA Patriot Act and regulations, which require each financial institution to develop a Customer Identification Program as part of its Bank Secrecy Act/Anti-Money Laundering compliance program to determine the true identity of its customers, document and verify the information, and determine whether the customer appears on any federal government list of known or suspected terrorists.

          o Check Clearing for the 21st Century Act, which went into effect on October 28, 2004, and authorizes substitute checks to replace paper checks if they contain the same information as the original. This Act enables institutions to process checks electronically. While the rules do not require institutions to send or receive electronic images, once a properly created substitute check is warranted by a financial institution, it becomes the legal equivalent of the original check and must be accepted by all persons for all purposes.

          o Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies; and

          o the rules and regulations of various federal agencies charged with the responsibility of implementing such federal laws.

         The Bank's deposit and loan operations are also subject to the:

          o The Gramm-Leach-Bliley Act of 1999 privacy provisions, which require us to maintain privacy policies intended to safeguard consumer financial information, to disclose these policies to our customers, and allow customers to "opt-out" of having their financial service providers disclose their confidential financial information to non-affiliated third parties, subject to certain exceptions;

          o Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

          o Electronic Funds Transfer Act and Regulation E, which govern automatic deposits to, and withdrawals from, deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

          o Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies;

          o Fair and Accurate Credit Transactions Act which establishes additional rights for consumers to obtain and correct credit reports, addresses identity theft, and establishes additional requirements for consumer reporting agencies and financial institutions that provide adverse credit information to a consumer reporting agency; and

          o USA Patriot Act, which requires banks to engage in additional record keeping or reporting, requiring identification of owners of accounts, or of the customers of foreign banks with accounts, and restricting or prohibiting certain correspondent accounts.

         CAPITAL ADEQUACY REQUIREMENTS

         The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common and qualifying preferred shareholders' equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses except for certain limitations. An institution's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. At December 31, 2004 both the Company and the Bank met all capital requirements to which they were subject.

         The FDIC Improvement Act of 1991 ("FDICIA") contains "prompt corrective action" provisions pursuant to which banks are to be classified into one of five categories based upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized" and which require (subject to certain exceptions) the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes "significantly undercapitalized" or "critically undercapitalized." Under regulations implementing the "prompt corrective action" provisions of FDICIA, the FDIC possesses broad powers to take prompt corrective action as deemed appropriate for a bank, based on the bank's capital levels. The extent of these powers depends upon whether the bank in question is considered "well-capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", or "critically undercapitalized". Generally, as a bank is deemed to be less well-capitalized, the scope and severity of the FDIC's powers increase, ultimately permitting the FDIC to appoint a receiver for the bank. Business activities may also be influenced by a bank's capital classification. For instance, only a "well-capitalized" bank may accept brokered deposits without prior regulatory approval, and can engage in various expansion activities with prior notice, rather than prior regulatory approval. Failure to meet these capital requirements could subject the bank to the prompt corrective action provisions of the FDIC, which may include filing with the FDIC a plan describing the means and a schedule for achieving the minimum capital requirements. In addition, a bank would not be able to receive regulatory approval of any application that required consideration of capital adequacy, such as a branch or merger application, unless it could demonstrate a reasonable plan to meet the capital requirement within an acceptable period of time. As of December 31, 2004, the Bank met the capital requirements of a "well capitalized" institution.

         For additional information regarding the Company's and the Bank's capital ratios and requirements, see "Management's Discussion and Analysis -- Regulatory Capital Adequacy."

         COMMUNITY REDEVELOPMENT ACT

         Bank holding companies and their subsidiary banks are subject to the provisions of the Community Reinvestment Act of 1977 ("CRA") and the regulations promulgated thereunder by the appropriate bank regulatory agency. Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the community served by that bank, including low-and moderate-income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank which has applied to charter a bank, obtain deposit insurance coverage for a newly chartered institution, establish a new branch office that will accept deposits, relocate an office, or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the record of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application.

         EFFECT OF GOVERNMENTAL MONETARY POLICIES

         The Company's earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve monetary policies have had, and will likely continue to have, an important impact on the operating results of financial institutions through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of loans, investments and deposits through its open market operations in United States Government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirement against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

STATISTICAL PROFILE AND OTHER FINANCIAL DATA

         Reference is hereby made to the statistical and financial data contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," for statistical and financial data providing a review of our business activities.


ITEM 2.  PROPERTIES


         The following table sets forth information with respect to our main office and branch offices as of December 31, 2004.


                                            YEAR FACILITY
LOCATION                                       OPENED            FACILITY STATUS
--------                                       ------            ---------------

Executive Office
----------------

2477 East Commercial Boulevard
Fort Lauderdale, Florida 33308                  2004                  Owned

Branch Offices
--------------

10197 Cleary Boulevard
Plantation, Florida 33324                       2000                  Owned

3524 North Ocean Boulevard
Fort Lauderdale, Florida 33308                June 2003               Owned

2215 West Hillsboro Boulevard
Deerfield Beach, Florida 22442              January 2004              Leased (1)

----------
(1) Lease is for a ten-year term, with two five-year options to renew, for 2500 square feet. The monthly lease payment at as of December 2004 is $6,073.00


ITEM 3.  LEGAL PROCEEDINGS

         As of December 31, 2004, we were not a party to any legal proceedings other than routine litigation involving the foreclosure of one real estate loan.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2004.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         Our common stock has been traded on the NASDAQ SmallCap Market, currently under the symbol "OPHC," since May 8, 2003. Prior to May 8, 2003, there was no established trading market for our common stock. Prior to the reorganization of the Bank as a wholly owned subsidiary of the Company on May 6, 2005, the Bank's common stock traded under the symbol "OPBK." The table below presents the high and low bid prices on the Company and the Bank's common stock in 2003 and 2004.

         YEAR              QUARTER              HIGH                 LOW
         ----              -------              ----                 ---
         2003              Second              $12.90               $8.96
                           Third               $11.50               $9.06
                           Fourth              $13.45               $9.30


         2004              First               $ 9.50               $8.04
                           Second              $12.90               $8.96
                           Third               $11.50               $9.06
                           Fourth              $13.45               $9.30

         We had approximately 248 registered holders of record as of December 31, 2004.

         We have not paid any cash dividends in the past. We intend that, for the foreseeable future, we will retain earnings to finance continued growth rather than pay cash dividends on our common stock.

         As a state chartered bank, the Bank is subject to dividend restrictions set by Florida law and the FDIC. Except with the prior approval of the Florida Department, all dividends of any Florida bank must be paid out of retained net profits from the current period and the previous two years, after deducting expenses, including losses and bad debts. In addition, a state-chartered bank in Florida is required to transfer at least 20% of its net income to surplus until its surplus equals the amount of paid-in capital. Under the Federal Deposit Insurance Act, an FDIC-insured institution may not pay any dividend if payment would cause it to become undercapitalized or while it is undercapitalized.

         The Company has only two compensation plans under which shares of its common stock are issuable. These two plans are its Stock Option Plan, previously approved by our stockholders, and its Non-Employee Directors' Fee Compensation and Stock Purchase Plan, which was not approved by our shareholders. The following table sets forth information as of December 31, 2004 with respect to the number of shares of our common stock issuable pursuant to these two plans.

                      EQUITY COMPENSATION PLAN INFORMATION
                      ------------------------------------

                                              (a)                      (b)                      (c)
                                                                                        Number of securities
                                                                                       remaining available for
                                                               Weighted-average          future issuance under
                                       Number of securities    exercise price of          Equity compensation
                                    to be issued upon exercise    outstanding              Plans (excluding
                                      of outstanding options,   options, warrants        Securities reflected
      Plan category                   warrants and rights          and rights                in column (a)
Equity compensation plans
   approved by security holders             370,433                   $7.19                  116,500
                                                                      =====
Equity compensation plans not
   approved by security holders                                                               11,348(1)

Total                                       370,433                   $7.19                  127,848
                                            =======                   =====                  =======

----------
(1) Shares purchased by non-employee directors with fees for attendance at Board of Director meetings under the Non-Employee Directors' Fee Compensation and Stock Purchase Plan. Annual accumulated fees are used to purchase stock after the end of each year at the closing price of the stock on the last business day of each quarter in which the fees are earned.

      During the year ended December 31, 2004, the Company sold 1,534 shares of stock at an average price of $10.58 per share to its outside directors under the Non-Employee Directors' Fee Compensation and Stock Purchase Plan. The shares were purchased by the directors with their fees for attending board of director meetings during 2004. The shares are exempt from registration under Section 4(2) of the Securities Act of 1933 which contains an exemption for transactions by an issuer not involving any public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                             SELECTED FINANCIAL DATA

                   AT DECEMBER 31, OR FOR THE YEAR THEN ENDED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE FIGURES)

                                                          2004         2003          2002          2001           2000
                                                      ----------    ----------    ----------    ----------     ----------
AT YEAR END:

Cash and cash equivalents .........................   $    3,223           539         3,801         5,491          6,476
Securities held to maturity .......................       24,134        16,539         6,550            --             --
Security available for sale .......................          247           246            --            --             --
Loans, net ........................................      128,810       111,320        60,537        31,153          6,900
Loans held for sale ...............................          509         1,406         2,086         2,745             --
All other assets ..................................        7,635         5,129         2,309         1,415            570
                                                      ----------    ----------    ----------    ----------     ----------
     Total assets .................................   $  164,558       135,179        75,283        40,804         13,946
                                                      ==========    ==========    ==========    ==========     ==========
Deposit accounts ..................................       97,994        80,744        51,742        28,526          8,205
Federal Home Loan Bank advances ...................       37,650        29,500         9,500         3,800             --
Other borrowings ..................................        5,000         8,750            --            --             --
Junior subordinated debenture .....................        5,155            --            --            --             --
All other liabilities .............................        2,036         1,285           415            81            186
Stockholders' equity ..............................       16,723        14,900        13,626         8,397          5,555
                                                      ----------    ----------    ----------    ----------     ----------
     Total liabilities and stockholders' equity ...   $  164,558       135,179        75,283        40,804         13,946
                                                      ==========    ==========    ==========    ==========     ==========
FOR THE YEAR:

Total interest income .............................        8,815         6,516         3,989         1,920            108
Total interest expense ............................        4,032         2,986         1,922         1,010             40
                                                      ----------    ----------    ----------    ----------     ----------

Net interest income ...............................        4,783         3,530         2,067           910             68
Provision for loan losses .........................          136           204           115            27            146
                                                      ----------    ----------    ----------    ----------     ----------
Net interest income after provision for
  loan losses .....................................        4,647         3,326         1,952           883            (78)

Noninterest income ................................          690           323           243           118              5
Noninterest expenses ..............................        2,801         2,075         1,384         1,090            152
                                                      ----------    ----------    ----------    ----------     ----------

Earnings (loss) before income taxes (benefit) .....        2,536         1,574           811           (89)          (225)
Income taxes (benefit) ............................          966           600           309           (34)           (85)
                                                      ----------    ----------    ----------    ----------     ----------
Net earnings (loss) ...............................   $    1,570           974           502           (55)          (140)
                                                      ==========    ==========    ==========    ==========     ==========
Net earnings (loss) per share, basic ..............   $      .60           .37           .25          (.03)          (.12)
                                                      ==========    ==========    ==========    ==========     ==========

Net earnings per share, diluted ...................          .58           .37           .25          (.03)          (.12)
                                                      ==========    ==========    ==========    ==========     ==========
Weighted-average number of shares
     outstanding, basic ...........................    2,636,324     2,609,248     2,016,680     1,643,500      1,203,300
                                                      ==========    ==========    ==========    ==========     ==========
Weighted-average number of shares
     outstanding, diluted .........................    2,718,712     2,663,892     2,045,786     1,643,500      1,203,300
                                                      ==========    ==========    ==========    ==========     ==========
RATIOS AND OTHER DATA:

Return on average assets (1) ......................         1.06%          .95%          .87%        (0.21%)        (8.83%)
Return on average equity (1) ......................        10.05%         6.99%         5.25%        (0.75%)       (15.11%)
Average equity to average assets ..................        10.53%        13.62%        16.61%        28.49%         58.44%
Net interest margin during the year ...............         3.35%         3.56%         3.77%         3.79%          4.58%
Interest-rate differential during the period ......         3.05%         3.11%         3.21%         2.40%           .34%
Net yield on average interest-earning assets (1) ..         6.18%         6.56%         7.27%         8.00%          7.28%
Noninterest expenses to average assets (1) ........         1.89%         2.03%         2.41%         4.26%          9.59%
Ratio of average interest-earning assets to
     average interest-bearing liabilities .........         1.11          1.15          1.16          1.33           2.57
Nonperforming loans and foreclosed real estate
     as a percentage of total assets at end of
     period .......................................         2.54%           --            --            --             --
Allowance for loan losses as a percentage of
     total loans at end of period .................          .49%          .44%          .48%          .56%          2.09%
Total number of banking offices ...................            3             3             1             1              1
Total shares outstanding at end of period .........    2,650,102     2,613,501     2,564,839     1,841,400      1,234,400
Book value per share at end of period .............   $     6.31          5.70          5.31          4.56           4.50

----------
(1) Annualized for the period ended December 31, 2000

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               DECEMBER 31, 2004 AND 2003 AND THE YEARS THEN ENDED


GENERAL

         The Company was formed in 2004 as a Florida corporation to serve as a one-bank holding company for OptimumBank and acquired all of the shares of the Bank in May 2004 in a statutory share exchange. The Company's only business is the ownership and operation of the Bank which opened in November 2000. The Bank's deposits are insured by the FDIC. The Bank provides community banking services and products to individuals and businesses in Broward, Miami-Dade and southern Palm Beach counties. At December 31, 2004, the Company had total assets of $164.6 million, net loans of $128.8 million, total deposits of $98.0 million and stockholder's equity of $16.7 million. During 2004, the Company had net earnings of $1,570,000.

CRITICAL ACCOUNTING POLICIES

         Our financial condition and results of operations are sensitive to accounting measurements and estimates of matters that are inherently uncertain. When applying accounting policies in areas that are subjective in nature, we must use our best judgment to arrive at the carrying value of certain assets. One of the most critical accounting policies applied by us is related to the valuation of our loan portfolio.

         A variety of estimates impact the carrying value of our loan portfolio including the calculation of the allowance for loan losses, valuation of underlying collateral, the timing of loan charge-offs and the amount and amortization of loan fees and deferred origination costs.

         The allowance for loan losses is one of our most difficult and subjective judgments. The allowance is established and maintained at a level we believe is adequate to cover losses resulting from the inability of borrowers to make required payments on loans. Estimates for loan losses are determined by analyzing risks associated with specific loans and the loan portfolio, current trends in delinquencies and charge-offs, the views of our regulators, changes in the size and composition of the loan portfolio and peer comparisons. The analysis also requires consideration of the economic climate and direction, changes in the interest rate environment which may impact a borrower's ability to pay, legislation impacting the banking industry and economic conditions specific to the tri-county region we serve in Southeast Florida. Because the calculation of the allowance for loan losses relies on our estimates and judgments relating to inherently uncertain events, results may differ from management's estimates.

         The allowance for loan losses is also discussed as part of "Results of Operations" and in Note 3 of Notes to the Financial Statements. Our significant accounting policies are discussed in Note 1 of Notes to the Consolidated Financial Statements.

REGULATION AND LEGISLATION

         As a state-chartered commercial bank, the Bank is subject to extensive regulation by the Florida Department of Financial Services ("Florida Department") and the FDIC. We file reports with the Florida Department and the FDIC concerning our activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. Periodic examinations are performed by the Florida Department and the FDIC to monitor our compliance with the various regulatory requirements. The Company is also subject to regulation and examination by the Federal Reserve Board of Governors.

LOAN PORTFOLIO, ASSET QUALITY AND CREDIT RISK

         Our primary business is making real estate loans. This activity may subject us to potential loan losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond our control. We have instituted detailed loan policies and procedures which include underwriting guidelines to minimize loss exposure. We also have credit review procedures to protect us from avoidable credit losses. We believe our procedures are adequate to insure asset quality and protect against credit risk, but some losses beyond our control will inevitably occur. Since the commencement of operations, we have had no loan charge-offs.

         The following table sets forth the composition of our loan portfolio:

                                                     AT DECEMBER 31,
                                         -------------------------------------
                                                2004               2003
                                         -----------------   -----------------
                                                     % OF                % OF
                                           AMOUNT    TOTAL    AMOUNT     TOTAL
                                         ---------  ------   ---------  ------
                                                  (DOLLARS IN THOUSANDS)
Residential real estate................. $  61,070   47.38%  $  57,797   51.88%
Multi-family real estate ...............    10,853    8.42      10,148    9.11
Commercial real estate .................    38,064   29.53      26,129   23.45
Developed Land .........................    18,169   14.09      16,783   15.06
Commercial .............................       581     .45         490     .44
Consumer and other .....................       162     .13          72     .06
                                         ---------  ------   ---------  ------
   Total loans .........................   128,899  100.00%    111,419  100.00%
                                                             =========  ======
Add (deduct):
  Allowance for loan losses ............      (628)              (492)
 Net deferred loan costs ...............       539                393
                                         ---------           --------
Loans, net ............................. $ 128,810           $111,320
                                         =========           ========

         The following table sets forth the activity in the allowance for loan losses (dollars in thousands):

                                                            YEAR ENDED
                                                             DECEMBER 31,
                                                         2004          2003
                                                         ----          ----
               Beginning balance......................  $ 492         $ 288
               Provision for loan losses..............    136           204
               Loans charged off......................     --            --
               Recoveries on loans....................     --            --
                                                        -----         -----
               Ending balance.........................  $ 628         $ 492
                                                        =====         =====

         We evaluate the allowance for loan losses on a regular basis. It is based upon our periodic review of the collectibility of the existing loan portfolio in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of underlying collateral and prevailing economic conditions. We base the allowance for loan losses on a grading system and also allocate an allowance by loan type based on the aggregate historical loss experience of similar banks. The allowance for loan losses represented .49% and .44% of the total loans outstanding at December 31, 2004 and 2003, respectively.

         The following table sets forth our allowance for loan losses by loan type (dollars in thousands):

                            ALLOWANCE FOR LOAN LOSSES

                                                       AT DECEMBER 31,
                                            ----------------------------------
                                                  2004              2003
                                            ---------------    ---------------
                                                       % OF               % OF
                                                      TOTAL              TOTAL
                                            AMOUNT    LOANS    AMOUNT    LOANS
                                            -----   -------    -----    ------
         Residential real estate..........  $ 218     47.38%   $ 202     51.88%
         Multi-family real estate.........     52      8.42      137      9.11
         Commercial real estate...........    240     29.53       60     23.45
         Developed land...................    115     14.09       93     15.06
         Commercial.......................      3       .45       --       .44
         Consumer and other...............     --       .13       --       .06
                                            -----   -------    -----    ------

         Total allowance for loan losses..  $ 628    100.00%   $ 492    100.00%
                                            =====    ======    =====    ======

         Allowance for loan losses as a
             percentage of total loans
             outstanding..................   0.49%              0.44%
                                            =====              =====

         There were no nonaccrual loans or loans identified as impaired during the year ended December 31, 2003. Loans identified as impaired at December 31, 2004 and for the year ended December 31, 2004 are as follows (in thousands):

                                                                 AT DECEMBER 31,
                                                                      2004
                                                                 ---------------
            Gross loans without related allowance for losses.......  $ 3,268
            Gross loans with related allowance for losses
                 recorded .........................................       --

            Less:  Allowance for these loans.......................       --
                                                                     -------

            Net investment in impaired loans.......................  $ 3,268
                                                                     =======

            Total nonaccrual loans.................................  $ 3,268
                                                                     =======

            Total loans past due 90 days or more and still
                 accruing interest.................................  $    --
                                                                     =======

                                                                    YEAR ENDED
                                                                    DECEMBER 31,
                                                                       2004
                                                                    ------------
            Average net investment in impaired loans...............  $  928
                                                                     =======

            Interest income recognized on impaired loans...........  $    --
                                                                     =======

            Interest income received on impaired loans.............  $    --
                                                                     =======

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity represents an institution's ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Our ability to respond to the needs of depositors and borrowers and to benefit from investment opportunities is facilitated through liquidity management.

         Our primary source of cash during the year ended December 31, 2004 was from net deposit inflows of $17.3 million. Cash was used primarily to originate real estate loans during this period. Net loans increased $17.9 million for the year ended December 31, 2004. In order to increase our core deposits, we have priced our deposit rates competitively. We will adjust rates on our deposits to attract or retain deposits as needed. In addition to obtaining funds from depositors in our market area, from time to time we have utilized brokers to obtain deposits outside our market area.

         In addition to obtaining funds from depositors, we may borrow funds from other financial institutions. We are a member of the Federal Home Loan Bank of Atlanta, which allows us to borrow funds under a pre-arranged line of credit equal to 25% of the Bank's total assets. As of December 31, 2004, we had $37.7 million in borrowings outstanding from the Federal Home Loan Bank of Atlanta to facilitate loan fundings and manage our asset and liability structure. In addition, we have an unsecured "federal funds" line of credit with Independent Bankers Bank of Florida totaling $2.5 million, none of which was outstanding at December 31, 2004. This credit line is normally used to meet short-term funding demands. At December 31, 2004, we sold securities under an agreement to repurchase totaling $5,000,000. These borrowings are collateralized by a security held to maturity with a carrying value of $5.7 million at December 31, 2004. We also received proceeds of $5,155,000 through the issuance of a junior subordinated debenture to and the sale of trust-preferred securities by an unconsolidated subsidiary of the Company during 2004. The debenture qualifies as Tier 1 capital under the Federal Reserve Board guidelines. We believe our liquidity sources are adequate to meet our operating needs.

SECURITIES

         Our securities portfolio is comprised of U.S. Government agency securities, mortgage-backed securities, and a State of Israel bond. The securities portfolio is categorized as either "held to maturity", "available for sale", or "trading." Securities held to maturity represent those securities which we have the positive intent and ability to hold to maturity. These securities are carried at amortized cost. Securities available for sale represent those investments which may be sold for various reasons including changes in interest rates and liquidity considerations. These securities are reported at fair market value and unrealized gains and losses are excluded from earnings and reported in other comprehensive income. Trading securities are held primarily for resale and are recorded at their fair values. Unrealized gains or losses on trading securities are included immediately in earnings.

         The following table sets forth the amortized cost and fair value of our securities portfolio (dollars in thousands):

                                                          AMORTIZED       FAIR
                                                            COST          VALUE
         AT DECEMBER 31, 2004:
            Securities held to maturity-
                  Mortgage-backed securities............ $ 24,134        24,065
                                                         ========        ======

            Available for sale -
                  Mutual fund........................... $    250           247
                                                         ========        ======

         AT DECEMBER 31, 2003:
            Securities held to maturity-
                  Mortgage-backed securities............ $ 16,539        16,502
                                                         ========        ======

            Available for sale -
                  Mutual fund........................... $    250           246
                                                         ========        ======

         The following table sets forth, by maturity distribution, certain information pertaining to the securities portfolio (dollars in thousands):

                                                          AFTER ONE   AFTER FIVE
                                                         BUT WITHIN      YEARS
                                              WITHIN        FIVE        THROUGH   AFTER TEN
                                             ONE YEAR       YEARS      TEN YEARS    YEARS        TOTAL       YIELD
                                             --------      -------     --------    --------     -------     -------
         AT DECEMBER 31, 2004:
             Mortgage-backed securities....  $    --            --           --      24,134      24,134        4.35%
                                             =======       =======       ======    ========     =======      ======


REGULATORY CAPITAL ADEQUACY

         The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the Federal and state banking agencies. As of December 31, 2004, the most recent notification from the regulatory authorities categorized our Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the following tables. There are no conditions or events since that notification that management believes have changed our category. Prompt corrective action provisions are not applicable to bank holding companies.

         The following table sets forth for the Company and the Bank the amount and the percentage of our actual regulatory capital, regulatory capital for capital adequacy purposes, and the minimum regulatory capital to be well capitalized under the prompt corrective action provisions of the Federal regulations.

                         REGULATORY CAPITAL REQUIREMENTS

                                                                                MINIMUM
                                                                               TO BE WELL
                                                                            CAPITALIZED UNDER
                                                    FOR CAPITAL ADEQUACY    PROMPT CORRECTIVE
                                        ACTUAL            PURPOSES          ACTION PROVISIONS
                                   AMOUNT      %      AMOUNT       %       AMOUNT        %
                                   ------    -----    ------     ----     -------     ------
    AS OF DECEMBER 31, 2004:
        Total capital to Risk-
          Weighted assets:
             Company ..........   $22,329    20.68%  $ 8,639     8.00%    $   N/A        N/A
             Bank .............    22,207    20.57     8,636     8.00      10,795      10.00
        Tier I Capital to Risk-
          Weighted Assets:
             Company ..........    21,701    20.10     4,320     4.00         N/A        N/A
             Bank .............    21,579    19.99     4,318     4.00       6,477       6.00
        Tier I Capital
          to Total Assets:
             Company ..........    21,701    13.49     6,433     4.00         N/A        N/A
             Bank .............    21,579    13.42     6,433     4.00       8,041       5.00

    AS OF DECEMBER 31, 2003:
        Total capital to Risk-
          Weighted assets .....    15,389    16.71     7,368     8.00       9,210      10.00
        Tier I Capital to Risk-
          Weighted Assets .....    14,896    16.17     3,685     4.00       5,528       6.00
        Tier I Capital
          to Total Assets .....    14,896    12.02     4,956     4.00       6,195       5.00

MARKET RISK

         Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest-rate risk inherent in our lending and deposit-taking activities. We do not engage in securities trading or hedging activities and do not invest in interest-rate derivatives or enter into interest rate swaps.

         We may utilize financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 8 of Notes to Consolidated Financial Statements.

         Our primary objective in managing interest-rate risk is to minimize the potential adverse impact of changes in interest rates on our net interest income and capital, while adjusting our asset-liability structure to obtain the maximum yield-cost spread on that structure. We actively monitor and manage our interest-rate risk exposure by managing our asset and liability structure. However, a sudden and substantial increase in interest rates may adversely impact our earnings, to the extent that the interest-earning assets and interest-bearing liabilities do not change or reprice at the same speed, to the same extent, or on the same basis.

         We use modeling techniques to simulate changes in net interest income under various rate scenarios. Important elements of these techniques include the mix of floating versus fixed-rate assets and liabilities, and the scheduled, as well as expected, repricing and maturing volumes and rates of the existing balance sheet.

ASSET LIABILITY MANAGEMENT

         As part of our asset and liability management, we have emphasized establishing and implementing internal asset-liability decision processes, as well as control procedures to aid in managing our earnings. Management believes that these processes and procedures provide us with better capital planning, asset mix and volume controls, loan-pricing guidelines, and deposit interest-rate guidelines, which should result in tighter controls and less exposure to interest-rate risk.

         The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. The gap ratio is computed as the amount of rate sensitive assets less the amount of rate sensitive liabilities divided by total assets. A gap is considered positive when the amount of interest-rate sensitive assets exceeds interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would adversely affect net interest income, while a positive gap would result in an increase in net interest income. During a period of falling interest rates, a negative gap would result in an increase in net interest income, while a positive gap would adversely affect net interest income.

         In order to minimize the potential for adverse effects of material and prolonged increases in interest rates on the results of operations, our management continues to monitor our assets and liabilities to better match the maturities and repricing terms of our interest-earning assets and interest-bearing liabilities. Our policies emphasize the origination of adjustable-rate loans, building a stable core deposit base and, to the extent possible, matching deposit maturities with loan repricing timeframes or maturities.

         The following table sets forth certain information relating to our interest-earning assets and interest-bearing liabilities at December 31, 2004, that are estimated to mature or are scheduled to reprice within the period shown (dollars in thousands):

                        GAP MATURITY / REPRICING SCHEDULE

                                                                    MORE            MORE
                                                                  THAN ONE        THAN FIVE
                                                        ONE       YEAR AND         YEARS AND      OVER
                                                      YEAR OR     LESS THAN        LESS THAN     FIFTEEN
                                                        LESS      FIVE YEARS     FIFTEEN YEARS    YEARS      TOTAL
                                                      --------     --------       --------      --------    --------
          Loans (1):
               Residential real estate loans ......   $ 13,120       47,697            253            --      61,070
               Multi-family real estate loans .....        706        9,848            299            --      10,853
               Commercial real estate loans .......      7,840       29,987            237            --      38,064
               Developed land .....................      7,712       10,457             --            --      18,169
               Commercial .........................        581           --             --            --         581
               Consumer loans .....................        162           --             --            --         162
               Loans held for sale ................        509           --             --            --         509
                                                      --------     --------       --------      --------    --------
               Total loans ........................     30,630       97,989            789            --     129,408

          Federal funds sold ......................      2,840           --             --            --       2,840
          Securities (2) ..........................        247       11,479          8,950         3,705      24,381
          Federal Home Loan Bank stock ............      1,965           --             --            --       1,965
                                                      --------     --------       --------      --------    --------
               Total rate-sensitive assets ........     35,682      109,468          9,739         3,705     158,594
                                                      --------     --------       --------      --------    --------
          Deposit accounts (3):
               Money-market deposits ..............      3,840           --             --            --       3,840
               Interest-bearing checking deposits .      1,598           --             --            --       1,598
               Savings deposits ...................      2,653           --             --            --       2,653
               Time deposits ......................     47,384       41,961             --            --      89,345
                                                      --------     --------       --------      --------    --------
               Total deposits .....................     55,475       41,961             --            --      97,436

          Federal Home Loan Bank advances .........         --       37,650             --            --      37,650
          Other borrowings ........................      3,000        2,000             --            --       5,000
          Junior subordinated debenture ...........         --        5,155             --            --       5,155
                                                      --------     --------       --------      --------    --------
          Total rate-sensitive liabilities ........     58,475       86,766             --            --     145,241
                                                      --------     --------       --------      --------    --------
          GAP (repricing differences) .............   $(22,793)      22,702          9,739         3,705      13,353
                                                      ========     ========       ========      ========    ========
          Cumulative GAP ..........................   $(22,793)         (91)         9,648        13,353
                                                      ========     ========       ========      ========
          Cumulative GAP/total assets .............    (13.85)%        (.01)%        5.86%       8.11%
                                                      ========     ========       ========      ========

----------
(1) In preparing the table above, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayment, according to their maturities.
(2)      Securities are scheduled through the repricing date.
(3) Money-market, interest-bearing checking and savings deposits are regarded as readily accessible withdrawable accounts. All other time deposits are scheduled through the maturity dates.

         The following table sets forth loan maturities by type of loan at December 31, 2004 (dollars in thousands):

                                                  AFTER ONE
                                        ONE YEAR  BUT WITHIN    AFTER
                                        OR LESS   FIVE YEARS  FIVE YEARS  TOTAL
                                        -------   -------     -------    -------
               Residential real estate  $    --     2,960      58,110    61,070
               Multi-family real estate     446        --      10,407    10,853
               Commercial real estate ..  2,488     5,619      29,957    38,064
               Developed land ..........  2,100     6,075       9,994    18,169
               Commercial ..............     --       581          --       581
               Consumer and other ......    162        --          --       162
               Loans held for sale .....     --        --         509       509
                                        -------   -------     -------   -------

               Total .................. $ 5,196    15,235     108,977   129,408
                                        =======   =======     =======   =======

         The following table sets forth the maturity or repricing of loans by interest type at December 31, 2004 (dollars in thousands):

                                                  AFTER ONE
                                        ONE YEAR  BUT WITHIN    AFTER
                                        OR LESS   FIVE YEARS  FIVE YEARS  TOTAL
                                        -------   -------     -------    -------
               Fixed interest rate ..   $ 3,446     3,628         237     7,311
               Variable interest rate     1,750    11,607     108,231   121,588
               Loans held for sale ..        --        --         509       509
                                        -------   -------     -------   -------

               Total ................   $ 5,196    15,235     108,977   129,408
                                        =======   =======     =======   =======

         Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their average contractual terms due to prepayments. In addition, due-on-sale clauses on loans generally give us the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells real property subject to a mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially higher than current mortgage rates.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

         We are party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and undisbursed loans in process. At December 31, 2004, we had outstanding commitments to originate real estate loans totaling $10.5 million and undisbursed loans in process totaling $879,000. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the consolidated balance sheet. The contractual amounts of those instruments reflect the extent of the Company's involvement in particular classes of financial instruments.

         Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as it does for on-balance-sheet instruments.

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed-expiration dates or other termination clauses and may require payment of a fee. Since certain commitments expire without being drawn upon, the total committed amounts do not necessarily represent future cash requirements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if we deem it necessary upon extension of credit, is based on management's credit evaluation of the counterparty.

         The following is a summary of the Bank's contractual obligations, including certain on-balance sheet obligations, at December 31, 2004 (in thousands):

                                                         PAYMENTS DUE BY PERIOD
                                            -----------------------------------------------
                                                        LESS                         MORE
                                                       THAN 1     1-3       3-5     THAN 5
          CONTRACTUAL OBLIGATIONS            TOTAL      YEAR     YEARS     YEARS     YEARS
                                            -------   -------   -------   -------   -------
          Federal Home Loan Bank advances   $37,650        --     6,700     3,000    27,950
          Junior subordinated debenture .     5,155        --        --     5,155        --
          Other borrowings ..............     5,000     3,000     2,000        --        --
          Operating leases ..............       557        59       118       120       260
          Loan commitments ..............    10,536    10,536        --        --        --
          Undisbursed loans in process ..       879       879        --        --        --
                                            -------   -------   -------   -------   -------

          Total .........................   $59,777    14,474     8,818     8,275    28,210
                                            =======   =======   =======   =======   =======

DEPOSITS

         Deposits traditionally are the primary source of funds for our use in lending, making investments and meeting liquidity demands. We have focused on raising time deposits primarily within our market area, which is the tri-county area of Broward, Miami-Dade and Palm Beach counties. However, we offer a variety of deposit products, which we promote within our market area. Net deposits increased $17.3 million and $29.0 million, for the years ended December 31, 2004 and 2003, respectively.

         We use brokered deposits to facilitate mortgage loan fundings in circumstances when larger than anticipated loan volumes occur and there is limited time to fund the additional loan demand through traditional deposit solicitation. In general, brokered deposits can be obtained in one to three days. The rates paid on these deposits are typically equal to or slightly less than the high end of the interest rates in our market area. Brokered deposits amounted to $6.4 million and $7.2 million as of December 31, 2004 and December 31, 2003, respectively.

         The following table displays the distribution of the Bank's deposits and the average interest rate paid at December 31, 2004 and 2003 (dollars in thousands):

                                                              AT DECEMBER 31,
                                                ---------------------------------------
                                                        2004                2003
                                                ------------------   ------------------
                                                            % OF                  % OF
                                                 AMOUNT   DEPOSITS    AMOUNT    DEPOSITS
                                                -------    ------    -------     ------
          Noninterest-bearing demand deposits   $   558       .57%   $   747        .93%
          Interest-bearing demand deposits ..     1,662      1.70      1,327       1.64
          Money-market deposits .............     3,840      3.92      3,916       4.85
          Savings ...........................     2,589      2.64      1,193       1.48
                                                -------    ------    -------     ------

               Subtotal .....................     8,649      8.83      7,183       8.90
                                                -------    ------    -------     ------
          Time deposits:
               1.00% - 1.99% ................   $ 3,463      3.53%   $ 6,133       9.07%
               2.00% - 2.99% ................    36,393     37.14     25,363      29.19
               3.00% - 3.99% ................    25,451     25.97     17,107      22.73
               4.00% - 4.99% ................    15,028     15.33     11,969      13.23
               5.00% - 5.99% ................     8,365      8.54     11,767      16.51
               6.00% - 6.99% ................       575       .59      1,222        .37
               7.00% - 7.99% ................        70       .07         --         --
                                                -------    ------    -------     ------
               Total time deposits (1) ......    89,345     91.17     73,561      91.10
                                                -------    ------    -------     ------
               Total deposits ...............   $97,994    100.00%   $80,744     100.00%
                                                =======    ======    =======     ======

         Included are Individual Retirement Accounts (IRA's) totaling $6,575,000 and $4,946,000 at December 31, 2004 and 2003, respectively, all of which are in the form of time deposits.

         Deposits of $100,000 or more, or Jumbo Time Deposits, are generally considered a more unpredictable source of funds. The following table sets forth our maturity distribution of deposits of $100,000 or more at December 31, 2004 and 2003 (dollars in thousands):

                                                             AT DECEMBER 31,
                                                         ---------------------
                                                           2004          2003
                                                         --------      -------

         Due three months or less....................... $  3,308        2,975
         Due more than three months to six months.......    5,082        2,794
         More than six months to one year...............    6,133        5,806
         One to five years..............................   12,478       12,777
                                                           ------      -------

         Total ......................................... $ 27,001       24,352
                                                         ========      =======

ANALYSIS OF RESULTS OF OPERATIONS

         Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, (i.e., loans and investments) and interest expense paid on interest-bearing liabilities, (i.e., deposits and borrowings). Net interest income is determined by the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest-rate spread") and the relative amounts of interest-earning assets and interest-bearing liabilities. Our interest-rate spread is affected by regulatory, economic, and competitive factors that influence interest rates, loan demand, and deposit flows. In addition-, our net earnings are also affected by the level of nonperforming loans and foreclosed real estate, as well as the level of our noninterest income, and our noninterest expenses, such as salaries and employee benefits, occupancy and equipment costs and income taxes.

         The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income from interest-earning assets and the resultant average yield; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. Average balances are based on average daily balances (dollars in thousands):

                                                                YEARS ENDED DECEMBER 31,
                                           ------------------------------------------------------------------
                                                          2004                              2003
                                           --------------------------------    ------------------------------
                                                         INTEREST    AVERAGE               INTEREST   AVERAGE
                                            AVERAGE         AND      YIELD/     AVERAGE       AND       YIELD/
                                            BALANCE      DIVIDENDS    RATE      BALANCE    DIVIDENDS    RATE
                                           ---------     ---------   ------    --------    ---------   ------
Interest-earning assets:
    Loans ...............................  $ 118,887       7,876       6.62%   $ 88,759      6,194      6.98%
    Securities ..........................     18,641         838       4.50       7,064        254      3.59
    Other interest-earning assets (1) ...      5,156         101       1.96       3,480         68      1.95
                                           ---------     -------                --------    ------
      Total interest-earning assets/
        interest income .................    142,684       8,815       6.18      99,303      6,516      6.56
                                           ---------     -------               --------    -------
Cash and due from banks .................        417                                529
Premises and equipment ..................      2,857                                991
Other assets ............................      2,432                              1,416
                                           ---------                           --------
      Total assets ......................  $ 148,390                           $102,239
                                           =========                           ========
Interest-bearing liabilities:
    Savings, NOW and money-
      market deposits ...................      8,703         110       1.26       6,255         92      1.47
    Time deposits .......................     82,106       2,727       3.32      60,629      2,253      3.72
    Borrowings (4) ......................     37,806       1,195       3.16      19,659        641      3.26
                                           ---------     -------               --------     -----
      Total interest-bearing liabilities/
        interest expense ................    128,615       4,032       3.13      86,543      2,986      3.45
                                           ---------     -------               --------     ------
Noninterest-bearing demand deposits .....        959                                489
Other liabilities .......................      3,193                              1,279
Stockholders' equity ....................     15,623                             13,928
                                           ---------                           --------
      Total liabilities and
        stockholders' equity ............  $ 148,390                           $102,239
                                           =========                           ========
Net interest income .....................                $ 4,783                            $3,530
                                                         =======                            ======
Interest rate spread (2) ................                              3.05%                            3.11%
                                                                     ======                            =====
Net interest margin (3) .................                              3.35%                            3.56%
                                                                     ======                            =====

-----------
(1) Includes interest-earning deposits with banks, Federal funds sold and Federal Home Loan Bank stock dividends.
(2) Interest rate spread represents the difference between average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net interest margin is net interest income divided by average interest-earning assets.
(4) Includes Federal Home Loan Bank advances, junior subordinated debenture an dsecurities sold under an agreement to repurchase.

                              RATE/VOLUME ANALYSIS

         The following tables set forth certain information regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate (change in rate multiplied by prior volume), (2) changes in volume (change in volume multiplied by prior rate) and (3) changes in rate-volume (change in rate multiplied by change in volume) (dollars in thousands):


                                                YEAR ENDED DECEMBER 31,
                                                   2004 VERSUS 2003
                                         INCREASES (DECREASES) DUE TO CHANGE IN:
                                           ------------------------------------
                                                 2004                 2003
                                           ----------------     ----------------
                                                                RATE/
                                            RATE     VOLUME     VOLUME     TOTAL
       Interest income:
           Loans .......................   $(314)     2,103      (107)     1,682
           Securities ..................      64        416       104        584
           Other interest-earning assets      --         33        --         33
                                           -----      -----     -----      -----

           Total interest income .......    (250)     2,552        (3)     2,299
                                           -----      -----     -----      -----

       Interest expense:
           Savings, NOW and money-market     (13)        36        (5)        18
           Time deposits ...............    (239)       798       (85)       474
           Borrowings ..................     (20)       591       (17)       554
                                           -----      -----     -----      -----

           Total interest expense ......    (272)     1,425      (107)     1,046
                                           -----      -----     -----      -----

           Net interest income .........   $  22      1,127       104      1,253
                                           =====      =====     =====      =====

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003
---------------------------------------------------------------------

GENERAL. Net earnings for the year ended December 31, 2004, were $1,570,000 or $.60 per basic and $.58 per diluted share compared to net earnings of $974,000 or $.37 per basic and diluted share for the year ended December 31, 2003. This increase in the Company's net earnings was primarily due to an increase in net interest income and noninterest income which was partially offset by an increase in noninterest expenses, all of which were due to the overall growth of the Company.

INTEREST INCOME. Interest income increased to $8.8 million for the year ended December 31, 2004 from $6.5 million for the year ended December 31, 2003. Interest income on loans increased to $7.9 million due primarily to an increase in the average loan portfolio balance for the year ended December 31, 2004, partially offset by a decrease in the average yield earned from 6.98% for the year ended December 31, 2003 to 6.62% for the year ended December 31, 2004. Interest on securities increased to $838,000 due to an increase in the average balance and average yield during the year ended December 31, 2004.

INTEREST EXPENSE. Interest expense on deposit accounts increased to $2.8 million for the year ended December 31, 2004, from $2.3 million for the year ended December 31, 2003. Interest expense increased primarily because of an increase in the average balance of deposits during 2004, partially offset by a decrease in the average rate paid on deposits during 2004. Interest expense on borrowings increased to $1.2 million for the year ended December 31, 2004 from $641,000 for the year ended December 31, 2003 due to an increase in the average balance of Federal Home Loan Bank advances and the junior subordinated debenture.

PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by us, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectibility of our loan portfolio. The provision for the year ended December 31, 2004, was $136,000 compared to $204,000 for the same period in 2003. Management believes the balance in the allowance for loan losses of $628,000 at December 31, 2004, is adequate.

NONINTEREST INCOME. Total noninterest income increased to $690,000 for the year ended December 31, 2004, from $323,000 for the year ended December 31, 2003 primarily as a result of an increase in prepayment fees collected of $350,000.

NONINTEREST EXPENSES. Total noninterest expenses increased to $2.8 million for the year ended December 31, 2004 from $2.1 million for the year ended December 31, 2003, primarily due to an increase in salaries and employee benefits of $371,000 and an increase in occupancy of $172,000 all due to the continued growth of the Company.

INCOME TAXES. Income taxes for the year ended December 31, 2004, were $966,000 (an effective rate of 38.1%) compared to income taxes of $600,000 (an effective rate of 38.1%) for the year ended December 31, 2003.

IMPACT OF INFLATION AND CHANGING PRICES

         The financial statements and related data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.


SELECTED QUARTERLY RESULTS

         Selected quarterly results of operations for the four quarters ended December 31, 2004 and 2003 are as follows (in thousands, except share amounts):

                                                2004                                          2003
                               ----------------------------------------    ----------------------------------------
                                FOURTH    THIRD     SECOND      FIRST       FOURTH     THIRD      SECOND     FIRST
                               QUARTER   QUARTER    QUARTER    QUARTER      QUARTER   QUARTER     QUARTER   QUARTER
                               -------   -------    -------    --------     -------    -------     ------   -------
Interest income..............  $ 2,321     2,254      2,093       2,147       1,975      1,801      1,462     1,278
Interest expense.............    1,143       995        943         951         885        827        685       589
                               -------   -------    -------    --------     -------    -------     ------   -------
Net interest income..........    1,178     1,259      1,150       1,196       1,090        974        777       689
Provision for loan losses....       29        52         25          30          34         87         48        35
                               -------   -------    -------    --------     -------    -------     ------   -------
Net interest income after
   provision for loan losses.    1,149     1,207      1,125       1,166       1,056        887        729       654
Noninterest income...........      159       115        195         221         104         85         70        64
Noninterest expense..........      697       712        690         702         579        548        506       442
                               -------   -------    -------    --------     -------    -------     ------   -------
Earnings before
   income taxes..............      611       610        630         685         581        424        293       276
Net earnings.................      378       379        389         424         495        262        112       105
Basic earnings per
   common share..............      .15       .14        .15         .16         .13        .10        .07       .07
Diluted earnings per
   common share..............      .14       .14        .14         .16         .13        .10        .07       .07

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

         The financial statements of OptimumBank Holdings, Inc. as of and for the years ended December 31, 2004 and 2003 are set forth in this Form 10-KSB as
Exhibit 13.1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 8A.  CONTROLS AND PROCEDURES

         (a)      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

                  The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Bank files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms the Securities and Exchange Commission and as filed with the Federal Deposit Insurance Corporation. Based upon their evaluation of those controls and procedures performed within the 90 days preceding the filing of this Report, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Bank's disclosure controls and procedures were adequate for the above described purpose.

         (b)      CHANGES IN INTERNAL CONTROLS

                         The Company made no significant changes in its internal
                  controls or in other factors that could significantly affect these controls subsequent to the date of evaluation of those controls by the Chief Executive Officer and Chief Financial Officer of the Bank.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         OptimumBank has a Code of Ethics that applies to its chief executive officer, chief operating officer, chief financial officer (who is also its chief accounting officer) and controller, a copy of which is included with this Form 10-KSB as Exhibit 14.1.

         The information contained under the sections captioned "Nominees" and "Executive Officers Who Are Not Directors" under "Proposal 1: Election of Directors and Management Information" and "The Board of Directors Meetings and Committees" under "Information About the Board and its Committees", and "Section 16(a) Beneficial Ownership Reporting Compliance," in the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2004 at 10:00 a.m. to be filed with the SEC pursuant to Regulation 14A within 120 days of the registrant's fiscal year end (the "Proxy Statement"), is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         The information contained under the sections captioned "Directors' Compensation" under "Information About the Board and Its Committees", "Information Regarding Executive Compensation", and "Certain Relationship and Related Transactions", in the registrant's Proxy Statement, is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information contained under the section captioned "Information Regarding Beneficial Ownership of Principal Shareholders, Directors and Management" in the Proxy Statement is incorporated herein by reference.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained under the sections captioned "Certain Relationships and Related Transactions", in the Proxy Statement is incorporated herein by reference.

ITEM 13. EXHIBITS

       (a)   THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT

         1.  FINANCIAL STATEMENTS

             Report of Independent Registered Public Accounting Firm Consolidated Balance Sheets, December 31, 2004 and 2003 Consolidated Statements of Earnings for the Years Ended December 31, 2004 and 2003 Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2004 and 2003 Consolidated Statements of Cash Flows for the Years Ended December 31, 2004 and 2003 Notes to Consolidated Financial Statements, December 31, 2004 and 2003 and for the Years Then Ended

         2.  FINANCIAL STATEMENT SCHEDULES

             All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

         The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by (i) an asterisk (*) were previously filed as a part of a Registration Statement on Form 10-SB under the Exchange Act filed with the Federal Deposit Insurance Corporation on March 28, 2003 and (ii) a double asterisk (**) were previously filed as a part of an Annual Report on Form 10-KSB filed with the Federal Deposit Insurance Corporation on March 30, 2004.

         3.  EXHIBITS

          ** 2.1       Agreement and Plan of Reorganization between OptimumBank
                       and OptimumBank Holdings, Inc. dated March 23, 2004
           * 3.1       Articles of Incorporation
           * 3.2       Amendment to Articles of Incorporation
           * 3.3       Bylaws
           * 4.1       Form of stock certificate
             10.1***   Amended and Restated Stock Option Plan
           * 10.2***   Non-employee Directors' Fee Compensation and Stock
                       Purchase Plan
           * 10.3***   Agreement between OptimumBank.com, Albert J. Finch and
                       Richard L. Browdy dated June 14, 2002
             13.1      Consolidated Financial Statements of OptimumBank
                       Holdings, Inc.
             14.1      Code of Ethics for Chief Executive Officer and Senior
                       Financial Officers
             21.1      Subsidiaries of the Registrant
             31.1      Certification of Chief Executive Officer required by
                       Rule 13a-14(a)/15d-14(a) under the Exchange Act
             31.2      Certification of Chief Financial Officer required by
                       Rule 13a-14(a)/15d-14(a) under the Exchange Act
             32.1      Certification of Chief Executive Officer pursuant to 18
                       U.S.C. Section 1350, as adopted pursuant to Section 906
                       of Sarbanes-Oxley Act of 2002
             32.2      Certification of Chief Financial Officer pursuant to 18
                       U.S.C. Section 1350, as adopted pursuant to Section 906
                       of Sarbanes-Oxley Act of 2002
----------
*** Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information contained under the section captioned "Independent Accountants" in the Proxy Statement is incorporated herein by reference.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Plantation, State of Florida, on the 31st day of March 2005.

                                          OPTIMUMBANK.COM


                                          /s/ Albert J. Finch
                                          --------------------------------------
                                          Albert J. Finch
                                          Chief Executive Officer


                                          /s/ Richard L. Browdy
                                          --------------------------------------
                                          Richard L. Browdy
                                          Chief Financial Officer
                                          (Chief Accounting Officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2005.

SIGNATURE                                                 TITLE
---------                                                 -----

/s/ Albert J. Finch                                       Director
---------------------------
Albert J. Finch


/s/ Richard L. Browdy                                     Director
---------------------------
Richard L. Browdy

/s/ Michael Bedzow                                        Director
---------------------------
Michael Bedzow


/s/ Sam Borek                                             Director
---------------------------
Sam Borek


/s/ Irving Cohen                                          Director
---------------------------
Irving P. Cohen


/s/ Gordon Deckelbaum                                     Director
---------------------------
Gordon Deckelbaum


/s/ Paul B. Fay, Jr.                                      Director
---------------------------
Paul B. Fay, Jr.


/s/ H. David Krinsky                                      Director
---------------------------
H. David Krinsky


/s/ Wendy Mitchler                                        Director
---------------------------
Wendy Mitchler

/s/ Larry  Willis                                         Director
---------------------------
Larry Willis

                                  EXHIBIT INDEX


 EXHIBIT NO.   DESCRIPTION OF EXHIBIT
 ---------     -----------------------

   10.1        Amended and Restated Stock Option Plan
   13.1        Consolidated Financial Statements of OptimumBank Holdings, Inc.
   14.1        Code of Ethics for Chief Executive Officer and Senior Financial
               Officers
   21.1        Subsidiaries of the Registrant
   31.1        Certification of Chief Executive Officer required by
               Rule 13a-14(a)/15d-14(a) under the Exchange Act
   31.2        Certification of Chief Financial Officer required by
               Rule 13a-14(a)/15d-14(a) under the Exchange Act
   32.1        Certification of Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002