Form 10QSB
period 2005-03-31
OptimumBank Holdings, Inc.
filed 2005-05-13
CIK 1288855

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

[  ]    Transition report under Section 13 or 15(d) of the Exchange Act


For the transition period from           to
                               ---------    ---------

Commission File Number   0001288855
                         ----------


                           OPTIMUMBANK HOLDINGS, INC.
        ----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


            Florida                                       55-0865043
 --------------------------------                    -------------------
   (STATE OR OTHER JURISDICTION                       (I.R.S. EMPLOYER
 OF INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)


                         2477 East Commercial Boulevard
                         Fort Lauderdale, Florida 33308
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (954) 776-2332
                 -----------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)



         ---------------------------------------------------------------
         (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED
                               SINCE LAST REPORT)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.               Yes  [ X ]     No  [  ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common stock, par value $.01 per share                    2,657,502 shares
--------------------------------------              ---------------------------
            (CLASS)                                 OUTSTANDING AT MAY 13, 2005

Transitional Small Business Format (check one): YES  [  ]   NO [ X ]

================================================================================

                                                                  CONFORMED COPY

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

                                      INDEX


PART I. FINANCIAL INFORMATION

  ITEM 1. INTERIM FINANCIAL STATEMENTS                                      PAGE

    Condensed Consolidated Balance Sheets -
      March 31, 2005 (unaudited) and December 31, 2004.........................2

    Condensed Consolidated Statements of Earnings -
      Three Months ended March 31, 2005 and 2004 (unaudited)...................3

    Condensed Consolidated Statements of Stockholders' Equity -
      Three Months ended March 31, 2005 and 2004 (unaudited)...................4

    Condensed Consolidated Statements of Cash Flows -
      Three Months ended March 31, 2005 and 2004 (unaudited)...................5

    Notes to Condensed Consolidated Financial Statements (unaudited).........6-9

    Review By Independent Registered Public Accounting Firm...................10

    Report of Independent Registered Public Accounting Firm...................11

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
    AND RESULTS OF OPERATIONS..............................................12-15

  ITEM 3.  CONTROLS AND PROCEDURES............................................16

PART II. OTHER INFORMATION

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................16

SIGNATURES....................................................................17

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                      MARCH 31,      DECEMBER 31,
                                                                     ---------        ---------
                                                                        2005            2004
                                                                     ---------        ---------
                                                                    (UNAUDITED)
    ASSETS
Cash and due from banks                                              $     473        $     383
Federal funds sold                                                         139            2,840
                                                                     ---------        ---------

              Total cash and cash equivalents                              612            3,223

Securities held to maturity (fair value approximates $30,558 and
$24,065)                                                                30,815           24,134
Security available for sale                                                244              247
Loans, net of allowance for loan losses of $661 and $628               130,298          128,810
Loans held for sale                                                        507              509
Federal Home Loan Bank stock                                             2,176            1,965
Premises and equipment, net                                              4,128            4,114
Accrued interest receivable                                                897              878
Other assets                                                               563              678
                                                                     ---------        ---------
              Total assets                                           $ 170,240        $ 164,558
                                                                     =========        =========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Noninterest-bearing demand deposits                              $     722        $     558
    Savings, NOW and money-market deposits                               7,569            8,091
    Time deposits                                                       91,043           89,345
                                                                     ---------        ---------

              Total deposits                                            99,334           97,994

    Federal Home Loan Bank advances                                     41,050           37,650
    Other borrowings                                                     5,000            5,000
    Junior subordinated debenture                                        5,155            5,155
    Other liabilities                                                      739              522
    Official checks                                                      1,514            1,209
    Deferred income tax liability                                          305              305
                                                                     ---------        ---------

              Total liabilities                                        153,097          147,835
                                                                     ---------        ---------

Stockholders' equity:
    Common stock, $.01 par value; 6,000,000 shares authorized,
         2,657,502 and 2,650,102 shares issued and outstanding              27               27
    Additional paid-in capital                                          14,090           14,051
    Retained earnings                                                    3,032            2,648
    Accumulated other comprehensive income (loss)                           (6)              (3)
                                                                     ---------        ---------

              Total stockholders' equity                                17,143           16,723
                                                                     ---------        ---------

              Total liabilities and stockholders' equity             $ 170,240        $ 164,558
                                                                     =========        =========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                        -----------------
                                                         2005       2004
                                                        ------     ------
Interest income:
    Loans                                               $2,072     $1,932
    Securities                                             299        194
    Other                                                   45         21
                                                        ------     ------

              Total interest income                      2,416      2,147
                                                        ------     ------

Interest expense:
    Deposits                                               781        683
    Borrowings                                             416        268
                                                        ------     ------

              Total interest expense                     1,197        951
                                                        ------     ------

Net interest income                                      1,219      1,196

              Provision for loan losses                     33         30
                                                        ------     ------

Net interest income after provision for loan losses      1,186      1,166
                                                        ------     ------

Noninterest income:
    Service charges and fees                                48         38
    Prepayment fees collected                              187        181
    Other                                                   23          2
                                                        ------     ------

              Total noninterest income                     258        221
                                                        ------     ------

Noninterest expenses:
    Salaries and employee benefits                         473        414
    Occupancy and equipment                                141        108
    Data processing                                         51         38
    Professional fees                                       42         33
    Insurance                                               16         12
    Stationary and supplies                                 10         16
    Other                                                   94         81
                                                        ------     ------

              Total noninterest expenses                   827        702
                                                        ------     ------

Earnings before income taxes                               617        685

    Income taxes                                           233        261
                                                        ------     ------

Net earnings                                            $  384     $  424
                                                        ======     ======

Net earnings per share:
    Basic                                               $  .14     $  .16
                                                        ======     ======

    Diluted                                             $  .14     $  .16
                                                        ======     ======


See Accompanying Notes to Condensed Consolidated Financial Statements.

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                             (DOLLARS IN THOUSANDS)

                                                                                                    ACCUMULATED
                                                                                                       OTHER
                                                                                                       COMPRE-
                                                 COMMON STOCK          ADDITIONAL                      HENSIVE        TOTAL
                                            ---------------------       PAID-IN       RETAINED         INCOME      STOCKHOLDERS'
                                            SHARES        AMOUNT        CAPITAL       EARNINGS         (LOSS)         EQUITY
                                          ---------     ---------      ----------     --------      ------------   ------------
Balance at December 31, 2003              2,613,501     $      26        13,800         1,078            (4)           14,900
                                                                                                                    ---------

Comprehensive income:

     Net earnings for the three
         months ended March 31,
         2004 (unaudited)                        --            --            --           424            --               424

     Net change in unrealized loss on
         security available for sale
         (unaudited)                             --            --            --            --             4                 4
                                                                                                                    ---------

     Comprehensive income (unaudited)           428
                                                                                                                    ---------

Proceeds from sale of common stock,
     net (unaudited)                            475            --             5            --            --                 5
                                                                                                                    ---------

Proceeds from exercise of common
     stock options (unaudited)               17,334            --            90            --            --                90
                                          ---------     ---------     ---------     ---------     ---------         ---------

Balance at March 31, 2004
         (unaudited)                      2,631,310     $      26        13,895         1,502            --            15,423
                                          =========     =========     =========     =========     =========         =========


Balance at December 31, 2004              2,650,102     $      27        14,051         2,648            (3)           16,723
                                                                                                                    ---------

Comprehensive income:

     Net earnings for the three
         months ended March 31,
         2005 (unaudited)                        --            --            --           384            --               384

     Net change in unrealized loss on
         security available for sale
         (unaudited)                             --            --            --            --            (3)               (3)
                                                                                                  ---------         ---------

     Comprehensive income (unaudited)                                                                                     381
                                                                                                                    ---------

Proceeds from exercise of common
     stock options (unaudited)                7,400            --            39            --            --                39
                                          ---------     ---------     ---------     ---------     ---------         ---------

Balance at March 31, 2005
         (unaudited)                      2,657,502     $      27        14,090         3,032            (6)           17,143
                                          =========     =========     =========     =========     =========         =========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                   THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                    2005         2004
                                                                                  -------      -------
Cash flows from operating activities:
    Net earnings                                                                  $   384      $   424
    Adjustments to reconcile net earnings to net cash provided by
      (used in) operating activities:
         Depreciation and amortization                                                 67           40
         Provision for loan losses                                                     33           30
         Net amortization of fees, premiums and discounts                              25           67
         Repayments of loans held for sale                                              2            8
         Increase in accrued interest receivable                                      (19)         (25)
         Decrease (increase) in other assets                                          115         (610)
         Increase (decrease) in official checks and other liabilities                 522          (24)
                                                                                  -------      -------

                  Net cash provided by (used in) operating activities               1,129          (90)
                                                                                  -------      -------

Cash flows from investing activities:
    Purchases of securities held to maturity                                       (7,843)          --
    Principal repayments of securities held to maturity                             1,187          516
    Net (increase) decrease in loans                                               (1,571)       1,224
    Purchase of premises and equipment                                                (81)        (104)
    Net (increase) decrease in Federal Home Loan Bank stock                          (211)         142
                                                                                  -------      -------

                  Net cash (used in) provided by investing activities              (8,519)       1,778
                                                                                  -------      -------

Cash flows from financing activities:
    Net increase in deposits                                                        1,340        9,910
    Net decrease in other borrowings                                                   --       (1,250)
    Proceeds from sale of common stock, net                                            --            5
    Proceeds from exercise of common stock options                                     39           90
    Net increase (decrease) in Federal Home Loan Bank advances                      3,400       (1,850)
                                                                                  -------      -------

                  Net cash provided by financing activities                         4,779        6,905
                                                                                  -------      -------

Net (decrease) increase in cash and cash equivalents                               (2,611)       8,593

Cash and cash equivalents at beginning of the period                                3,223          539
                                                                                  -------      -------

Cash and cash equivalents at end of the period                                    $   612      $ 9,132
                                                                                  =======      =======

Supplemental disclosure of cash flow information: Cash paid during the period for:
         Interest                                                                 $ 1,370      $   950
                                                                                  =======      =======

         Income taxes                                                             $   224      $   120
                                                                                  =======      =======

    Noncash investing activity-
         Change in accumulated other comprehensive (loss) income,
              net change in unrealized loss on security available for sale        $    (3)     $     4
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

           In the opinion of the management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2005, and the results of operations and cash flows for the three-month periods ended March 31, 2005 and 2004. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results to be expected for the full year.

(2) LOAN IMPAIRMENT AND CREDIT LOSSES. The activity in the allowance for loan losses was as follows (in thousands):

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         -------------------
                                                          2005          2004
                                                         -----         -----
       Balance at beginning of period                    $ 628         $ 492
       Provision for loan losses                            33            30
                                                         -----         -----

       Balance at end of period                          $ 661         $ 522
                                                         =====         =====


        The following summarizes the amount of impaired loans, all of which are collateral dependent (in thousands):
                                                                  AT
                                                        -----------------------
                                                        MARCH 31,   DECEMBER 31,
                                                          2005         2004
                                                         ------       ------
      Loans identified as impaired:
          Gross loans with related allowance for
             losses recorded                             $3,268      $3,268
          Less allowance for losses on these loans           --          --
                                                         ------      ------

      Net investment in impaired loans                  $ 3,268      $ 3,268
                                                        =====        ======

        The average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):


                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                       --------------------
                                                         2005        2004
                                                       --------    --------
      Average net investment in impaired loans         $ 3,268     $     --
                                                       =======     ========

      Interest income recognized on impaired loans     $    --     $     --
                                                       =======     ========

      Interest income received on impaired loans       $    --     $     --
                                                       =======     ========

                                   (continued)
                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(3) REGULATORY CAPITAL. The Company and the Bank are required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2005 of the regulatory capital requirements and the Company's and the Bank's capital on a percentage basis:

                                                                                                          REGULATORY
                                                                             COMPANY          BANK        REQUIREMENT
                                                                             -------          ----        -----------

                Tier I capital to total average assets                        13.32%           13.22%           4.00%

                Tier I capital to risk-weighted assets                        19.81%           19.67%           4.00%

                Total capital to risk-weighted assets                         20.40%           20.26%           8.00%

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

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                               -----------------------
                                                                                  2005          2004
                                                                               ---------     ---------
             Weighted average number of common shares outstanding used
                  to calculate basic earnings per common share                 2,653,802     2,622,037

             Effect of dilutive stock options                                    103,610        56,540
                                                                               ---------     ---------

             Weighted average number of common shares outstanding used
                  to calculate diluted earnings per common share               2,757,412     2,678,577
                                                                               =========     =========

                                                                     (continued)

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

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

             A summary of the activity in the Company's stock option plan is as follows (dollars in thousands, except per share amounts):

                                                               RANGE OF        WEIGHTED-
                                                               PER SHARE        AVERAGE      AGGREGATE
                                                 NUMBER OF      OPTION         EXERCISE       OPTION
                                                  SHARES         PRICE           PRICE         PRICE
           Outstanding at December 31, 2004      370,433      $ 5.00-10.00     $    7.19     $  2,662
           Granted                                10,000             12.49         12.49          125
           Exercised                              (7,400)        5.00-6.75          5.33          (39)
           Forfeited                              (3,000)       6.75-10.00          8.37          (25)
                                                --------      ------------     ---------     --------

           Outstanding at March 31, 2005         370,033      $ 5.00-12.49     $    7.36     $  2,723
                                                ========      ============     ======        ========

                                                                     (continued)

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

(5) STOCK OPTIONS, CONTINUED. The Company accounts for their stock option plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees. No stock-based employee compensation cost is reflected in net earnings, as all options granted under this plan had an exercise price which approximated the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure to stock-based employee compensation (in thousands, except per share amounts).

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                           ------------------
                                                                            2004       2005
                                                                           ------     -------
             Net earnings, as reported                                     $  384     $   424

             Deduct:  Total stock-based employee compensation
                 determined under the  fair value based method for all
                 awards, net of related tax effect                            (44)        (14)
                                                                           ------     -------

             Proforma net earnings                                         $  340     $   410
                                                                           ======     =======

             Basic earnings per share:
                 As reported                                               $  .14     $   .16
                                                                           ======     =======

                 Proforma                                                  $  .13     $   .16
                                                                           ======     =======

             Diluted earnings per share:
                 As reported                                               $  .14     $   .16
                                                                           ======     =======

                 Proforma                                                  $  .12     $   .15
                                                                           ======     =======


                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

             REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Hacker, Johnson & Smith PA, the Company's independent registered public accounting firm, have made a limited review of the interim financial data as of March 31, 2005, and for the three-month periods ended March 31, 2005 and 2004, presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




OptimumBank Holdings, Inc.
Plantation, Florida:


     We have reviewed the accompanying condensed consolidated balance sheet of OptimumBank Holdings, Inc. and Subsidiary (the "Company") as of March 31, 2005, and the related condensed consolidated statements of earnings, stockholders' equity and cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

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

    We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 22, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Hacker, Johnson & Smith PA



HACKER, JOHNSON & SMITH PA
Fort Lauderdale, Florida
April 21, 2005

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               COMPARISON OF MARCH 31, 2005 AND DECEMBER 31, 2004


LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of cash during the three months ended March 31, 2005 were from net deposit inflows of approximately $1.3 million, principal repayments of securities held to maturity of approximately $1.2 million and Federal Home Loan Bank advances of $3.4 million. Cash was used primarily for net loan originations of approximately $1.6 million and purchases of securities held to maturity of approximately $7.8 million. At March 31, 2005, the Company had time deposits of approximately $47.9 million that mature in one year or less. At March 31, 2005, the Company exceeded its regulatory liquidity requirements. Management believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest-rate environment.

    The following table shows selected information for the periods ended or at the dates indicated:

                                                                      THREE MONTHS                      THREE MONTHS
                                                                         ENDED        YEAR ENDED           ENDED
                                                                        MARCH 31,     DECEMBER 31,       MARCH 31,
                                                                         2005            2004               2004
                                                                       --------        --------          --------
        Average equity as a percentage
           of average assets                                               10.24%         10.53%            10.66%

        Equity to total assets at end of period                            10.07%         10.16%            10.82%

        Return on average assets (1)                                         .92%          1.06%             1.21%

        Return on average equity (1)                                        9.03%         10.05%            11.35%

        Noninterest expenses to average assets (1)                          1.99%          1.89%             2.00%

        Nonperforming loans to total assets at end
           of period                                                        1.92%          2.54%               --%


        (1) Annualized for the three months ended March 31, 2005 and 2004.

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

    A summary of the amounts of the Company's financial instruments, with off-balance sheet risk at March 31, 2005, follows (in thousands):


                                                                 CONTRACT
                                                                  AMOUNT

              Commitments to extend credit                       $ 31,927
                                                                 ========

              Undisbursed loans in process                       $  2,357
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

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                      2005                               2004
                                                       ---------------------------------   ---------------------------------
                                                                   INTEREST       AVERAGE              INTEREST      AVERAGE
                                                       AVERAGE        AND         YIELD/    AVERAGE       AND         YIELD/
                                                       BALANCE     DIVIDENDS       RATE     BALANCE     DIVIDENDS      RATE
                                                       -------      --------      ------   --------     --------       ----
Interest-earning assets:
   Loans                                               $125,942     $  2,072        6.58%  $114,594     $  1,932        6.74%
   Securities                                            27,158          299        4.40     16,568          194        4.68
   Other interest-earning assets (1)                      6,221           45        2.89      3,750           21        2.24
                                                       --------     --------               --------     --------

     Total interest-earning assets/interest income      159,321        2,416        6.07    134,912        2,147        6.37
                                                       --------     --------               --------     --------

Cash and due from banks                                      99           --          --        574           --          --
Premises and equipment                                    4,129           --          --      1,950           --          --
Other assets                                              2,525           --          --      2,726           --          --
                                                       --------     --------               --------     --------

     Total assets                                      $166,074           --          --   $140,162           --          --
                                                       ========     ========               ========     ========

Interest-bearing liabilities:
   Savings, NOW and money-market deposits                 8,017           19         .95      7,705           28        1.45
   Time deposits                                         89,928          762        3.39     77,973          655        3.36
   Borrowings (2)                                        47,954          416        3.47     37,096          268        2.89
                                                       --------     --------               --------     --------

     Total interest-bearing liabilities/interest
        expense                                         145,899        1,197        3.28    122,774          951        3.10
                                                       --------     --------               --------     --------

Noninterest-bearing demand deposits                       1,088           --          --        751           --          --
Other liabilities                                         2,074           --          --      1,689           --          --
Stockholders' equity                                     17,013           --          --     14,948           --          --
                                                       --------     --------               --------     --------

     Total liabilities and stockholders' equity        $166,074           --          --   $140,162           --          --
                                                       ========     ========               ========     ========

Net interest income                                          --     $  1,219          --         --     $  1,196          --
                                                       ========     ========               ========     ========

Interest rate spread (3)                                     --           --        2.79%        --           --        3.27%
                                                       ========     ========               ========     ========

Net interest margin (4)                                      --           --        3.06%        --           --        3.55%
                                                       ========     ========               ========     ========

Ratio of average interest-earning assets to
   average interest-bearing liabilities                    1.09           --          --       1.10           --          --
                                                       ========     ========               ========     ========

(1) Includes interest-earning deposits with banks, Federal funds sold and Federal Home Loan Bank stock dividends.
(2) Includes Federal Home Loan Bank advances, securities sold under an agreement to repurchase and junior subordinated debenture.
(3) Interest rate spread represents the difference between average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average interest-earning assets.

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

       COMPARISON OF THE THREE-MONTH PERIODS ENDED MARCH 31, 2005 AND 2004


   GENERAL. Net earnings for the three months ended March 31, 2005, were $384,000 or $.14 per basic and diluted share compared to net earnings of $424,000 or $.16 per basic and diluted share for the period ended March 31, 2004.

   INTEREST INCOME. Interest income increased to $2.4 million for the three months ended March 31, 2005 from $2.1 million for the three months ended March 31, 2004. Interest income on loans increased to $2.1 million due primarily to an increase in the average loan portfolio balance for the three months ended March 31, 2005, partially offset by a decrease in the average yield earned from 6.74% for the three months ended March 31, 2004 to 6.58% for the three months ended March 31, 2005. Interest on securities increased to $299,000 due primarily to an increase in the average balance, partially offset by a decrease in the average yield earned on the securities portfolio in 2005.

   INTEREST EXPENSE. Interest expense on deposit accounts increased to $781,000 for the three months ended March 31, 2005, from $683,000 for the three months ended March 31, 2004. Interest expense increased primarily because of an increase in the average balance of deposits during 2005. Interest expense on borrowings increased to $416,000 for the three months ended March 31, 2005 from $268,000 for the three months ended March 31, 2004 due to an increase in the average balance of borrowings.

   PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the estimated collectibility of the Company's loan portfolio. The provision for the three months ended March 31, 2005, was $33,000 compared to $30,000 for the same period in 2004. Management believes the balance in the allowance for loan losses of $661,000 at March 31, 2005, is adequate.

   NONINTEREST INCOME. Total noninterest income increased to $258,000 for the three months ended March 31, 2005, from $221,000 for the three months ended March 31, 2004.

   NONINTEREST EXPENSES. Total noninterest expenses increased to $827,000 for the three months ended March 31, 2005 from $702,000 for the three months ended March 31, 2004, primarily due to an increase in salaries and employee benefits of $59,000, an increase in occupancy and equipment of $33,000, and an increase in other expenses of $13,000 all due to the continued growth of the Company.

   INCOME TAXES. Income taxes for the three months ended March 31, 2005, were $233,000 (an effective rate of 37.8%) compared to income taxes of $261,000 (an effective rate of 38.1%) for the three months ended March 31, 2004.

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


                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. The following exhibits are filed with or incorporated by reference into this report. The exhibits denominated by an asterisk (*) were previously filed as a part of a Registration Statement on Form 10-SB under the Exchange Act, filed with the Federal Deposit Insurance Corporation on March 28, 2003;
(ii) a double asterisk (**) were previously filed as a part of an Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004; (iii) a triple asterisk (***) were previously filed as part of a current report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2004; and (iv) a quadruple asterisk (****)were previously filed as part of an Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005.

  EXHIBIT NO.    DESCRIPTION OF EXHIBIT
  ----------     ----------------------
   **   2        Agreement and Plan of Reorganization dated March 23, 2004
  ***   3.1      Articles of Incorporation
  ***   3.3      Bylaws
    *   4.1      Form of stock certificate
 ****  10.1      Amended and Restated   Stock Option Plan
    *  10.2      Nonemployee Directors Stock Purchase Plan
    *  10.3      Agreement between OptimumBank, Albert J. Finch and Richard L.
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



                                  OPTIMUMBANK HOLDINGS, INC.
                                  (Registrant)




Date:  May 13, 2005               By: /s/ Albert J. Finch
      -----------------               ------------------------------------------
                                      Albert J. Finch, Chief Executive Officer




Date:  May 13, 2005               By: /s/ Richard  L. Browdy
                                      ------------------------------------------
                                      Richard L. Browdy, Chief Financial Officer