Form 10QSB
period 2005-06-30
OptimumBank Holdings, Inc.
filed 2005-08-12
CIK 1288855

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                   FORM 10-QSB

                               -------------------

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from ___________ to ___________


                       Commission File Number 0001288855
                                              ----------


                           OPTIMUMBANK HOLDINGS, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


          Florida                                      55-0865043
---------------------------------                  ------------------
(STATE OR OTHER JURISDICTION                        (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)


                         2477 East Commercial Boulevard
                         Fort Lauderdale, Florida 33308
                    ----------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                 (954) 776-2332
                ------------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)


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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common stock, par value $.01 per share                   2,661,835 shares
--------------------------------------             ----------------------------
            (CLASS)                                OUTSTANDING AT JULY 18, 2005


Transitional Small Business Format (check one): YES [ ]   NO [X]

================================================================================

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

                                      INDEX


PART I. FINANCIAL INFORMATION


ITEM 1. INTERIM FINANCIAL STATEMENTS
                                                                            PAGE
                                                                            ----
        Condensed Consolidated Balance Sheets -
           June 30, 2005 (unaudited) and December 31, 2004................     2

        Condensed Consolidated Statements of Earnings -
           Three and Six Months ended June 30, 2005 and 2004 (unaudited)..     3

        Condensed Consolidated Statements of Stockholders' Equity -
           Six Months ended June 30, 2005 and 2004 (unaudited)............     4

        Condensed Consolidated Statements of Cash Flows -
           Six Months ended June 30, 2005 and 2004 (unaudited)............     5

         Notes to Condensed Consolidated Financial Statements
           (unaudited) ...................................................   6-8

         Review By Independent Registered Public Accounting Firm..........     9

         Report of Independent Registered Public Accounting Firm..........    10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS........................................ 11-16

ITEM 3.  CONTROLS AND PROCEDURES..........................................    17

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............    17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................    18

SIGNATURES................................................................    19

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           JUNE 30,      DECEMBER 31,
                                                                             2005           2004
                                                                           ---------      ---------
                                                                          (UNAUDITED)
                                     ASSETS
Cash and due from banks                                                    $     242      $     383
Federal funds sold                                                               339          2,840
                                                                           ---------      ---------
              Total cash and cash equivalents                                    581          3,223

Securities held to maturity (fair value approximates $28,937 and
   $24,065)                                                                   29,072         24,134
Security available for sale                                                      249            247
Loans, net of allowance for loan losses of $773 and $628                     150,529        128,810
Loans held for sale                                                              504            509
Federal Home Loan Bank stock                                                   2,212          1,965
Premises and equipment, net                                                    4,103          4,114
Foreclosed real estate                                                         3,315             --
Accrued interest receivable                                                      868            878
Other assets                                                                     873            678
                                                                           ---------      ---------
              Total assets                                                 $ 192,306      $ 164,558
                                                                           =========      =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Noninterest-bearing demand deposits                                    $     564      $     558
    Savings, NOW and money-market deposits                                     7,521          8,091
    Time deposits                                                            103,978         89,345
                                                                           ---------      ---------
              Total deposits                                                 112,063         97,994

    Federal Home Loan Bank advances                                           41,300         37,650
    Other borrowings                                                          12,950          5,000
    Junior subordinated debenture                                              5,155          5,155
    Other liabilities                                                            364            522
    Official checks                                                            2,610          1,209
    Deferred income tax liability                                                305            305
                                                                           ---------      ---------
              Total liabilities                                              174,747        147,835
                                                                           ---------      ---------
Stockholders' equity:
    Common stock, $.01 par value; 6,000,000 shares authorized,
         2,661,835 and 2,650,102 shares issued and outstanding                    27             27
    Additional paid-in capital                                                14,113         14,051
    Retained earnings                                                          3,420          2,648
    Accumulated other comprehensive income (loss)                                 (1)            (3)
                                                                           ---------      ---------
              Total stockholders' equity                                      17,559         16,723
                                                                           ---------      ---------
              Total liabilities and stockholders' equity                   $ 192,306      $ 164,558
                                                                           =========      =========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        THREE MONTHS ENDED    SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        -----------------     -----------------
                                                         2005       2004       2005       2004
                                                        ------     ------     ------     ------
Interest income:
    Loans                                               $2,427     $1,880     $4,499     $3,812
    Securities                                             338        185        637        379
    Other                                                   31         29         76         50
                                                        ------     ------     ------     ------
              Total interest income                      2,796      2,094      5,212      4,241
                                                        ------     ------     ------     ------
Interest expense:
    Deposits                                               892        679      1,673      1,362
    Borrowings                                             531        264        947        532
                                                        ------     ------     ------     ------
              Total interest expense                     1,423        943      2,620      1,894
                                                        ------     ------     ------     ------
Net interest income                                      1,373      1,151      2,592      2,347

              Provision for loan losses                    112         25        145         55
                                                        ------     ------     ------     ------
Net interest income after provision for loan losses      1,261      1,126      2,447      2,292
                                                        ------     ------     ------     ------
Noninterest income:
    Service charges and fees                                52         39        100         77
    Prepayment fees collected                              154        148        341        329
    Other                                                   15          9         38         11
                                                        ------     ------     ------     ------
              Total noninterest income                     221        196        479        417
                                                        ------     ------     ------     ------
Noninterest expenses:
    Salaries and employee benefits                         463        402        936        816
    Occupancy and equipment                                150        101        291        209
    Data processing                                         50         38        101         76
    Professional fees                                       60         38        102         71
    Insurance 18                                            13         34         25
    Stationary and supplies                                 12         17         22         33
    Other                                                  102         81        196        162
                                                        ------     ------     ------     ------
              Total noninterest expenses                   855        690      1,682      1,392
                                                        ------     ------     ------     ------
Earnings before income taxes                               627        632      1,244      1,317

    Income taxes                                           239        241        472        502
                                                        ------     ------     ------     ------
Net earnings                                            $  388     $  391     $  772     $  815
                                                        ======     ======     ======     ======
Net earnings per share:
    Basic                                               $  .15     $  .15     $  .29     $  .31
                                                        ======     ======     ======     ======
    Diluted                                             $  .14     $  .14     $  .28     $  .30
                                                        ======     ======     ======     ======
Dividends per share                                     $   --     $   --     $   --     $   --
                                                        ======     ======     ======     ======

See Accompanying Notes to Condensed Consolidated Financial Statements.

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                             (DOLLARS IN THOUSANDS)

                                                                                                        ACCUMULATED
                                                                                                           OTHER
                                                                                                          COMPRE-
                                                                          ADDITIONAL                      HENSIVE        TOTAL
                                                     COMMON STOCK          PAID-IN        RETAINED         INCOME     STOCKHOLDERS'
                                                SHARES         AMOUNT      CAPITAL         EARNINGS        (LOSS)       EQUITY
                                               ---------     ---------     ---------     ---------     ---------      ---------
Balance at December 31, 2003                   2,613,501     $      26        13,800         1,078            (4)        14,900
                                                                                                                         ------
Comprehensive income:

     Net earnings for the six months ended
         June 30, 2004 (unaudited)                    --            --            --           815            --            815

     Net change in unrealized loss on
         security available for sale
         (unaudited)                                  --            --            --            --            (3)            (3)
                                                                                                                         ------
     Comprehensive income (unaudited)                 --            --            --            --            --            812
                                                                                                                         ------
Proceeds from sale of common stock
     (unaudited)                                     915            --             9            --            --              9

Proceeds from exercise of common
     stock options (unaudited)                    19,734            --           103            --            --            103
                                               ---------     ---------     ---------     ---------     ---------      ---------
Balance at June 30, 2004 (unaudited)           2,634,150     $      26        13,912         1,893            (7)        15,824
                                               =========     =========     =========     =========     =========      =========

Balance at December 31, 2004                   2,650,102     $      27        14,051         2,648            (3)        16,723
                                                                                                                      ---------
Comprehensive income:

     Net earnings for the six months ended
         June 30, 2005 (unaudited)                    --            --            --           772            --            772

     Net change in unrealized loss on
         security available for sale
         (unaudited)                                  --            --            --            --             2              2
                                                                                                                         ------
     Comprehensive income (unaudited)                 --            --            --            --            --            774
                                                                                                                         ------
Proceeds from exercise of common
     stock options (unaudited)                    11,733            --            62            --            --             62
                                               ---------     ---------     ---------     ---------     ---------      ---------
Balance at June 30, 2005 (unaudited)           2,661,835     $      27        14,113         3,420            (1)        17,559
                                               =========     =========     =========     =========     =========      =========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                  ----------------------
                                                                                    2005          2004
                                                                                  --------      --------
Cash flows from operating activities:
    Net earnings                                                                  $    772      $    815
    Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization                                                 131            81
         Provision for loan losses                                                     145            55
         Net amortization of fees, premiums and discounts                              106            97
         Repayments of loans held for sale                                               5            16
         Decrease (increase) in accrued interest receivable                             10           (45)
         Increase in other assets                                                     (195)         (606)
         Increase in official checks and other liabilities                           1,243           533
                                                                                  --------      --------
                  Net cash provided by operating activities                          2,217           946
                                                                                  --------      --------
Cash flows from investing activities:
    Purchases of securities held to maturity                                        (7,843)       (4,982)
    Principal repayments of securities held to maturity                              2,926         1,655
    Net increase in loans                                                          (25,306)       (5,082)
    Purchase of premises and equipment                                                (120)         (200)
    Net increase in Federal Home Loan Bank stock                                      (247)         (433)
                                                                                  --------      --------
                  Net cash used in investing activities                            (30,590)       (9,042)
                                                                                  --------      --------
Cash flows from financing activities:
    Net increase in deposits                                                        14,069         8,599
    Proceeds from sale of common stock, net                                             --             9
    Proceeds from exercise of common stock options                                      62           103
    Net increase in Federal Home Loan Bank advances                                  3,650         9,650
    Net increase (decrease) in other borrowings                                      7,950        (1,250)
                                                                                  --------      --------
                  Net cash provided by financing activities                         25,731        17,111
                                                                                  --------      --------
Net (decrease) increase in cash and cash equivalents                                (2,642)        9,015

Cash and cash equivalents at beginning of the period                                 3,223           539
                                                                                  --------      --------
Cash and cash equivalents at end of the period                                    $    581      $  9,554
                                                                                  ========      ========
Supplemental disclosure of cash flow information: Cash paid during the period for:
         Interest                                                                 $  2,533      $  1,824
                                                                                  ========      ========
         Income taxes                                                             $  1,004      $    649
                                                                                  ========      ========
    Noncash investing activities:
         Change in accumulated other comprehensive income (loss)
              net change in unrealized loss on security available for sale        $      2      $     (3)
                                                                                  ========      ========
         Loans reclassified to foreclosed real estate                             $  3,315      $     --
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

          In the opinion of the management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2005, and the results of operations for the three- and six-month periods ended June 30, 2005 and 2004, and cash flows for the six-months periods ended June 30, 2005 and 2004. The results of operations for the three and six months ended June 30, 2005, are not necessarily indicative of the results to be expected for the full year.

(2) LOAN IMPAIRMENT AND CREDIT LOSSES. The activity in the allowance for loan losses was as follows (in thousands):

                                          THREE MONTHS ENDED    SIX MONTHS ENDED
                                               JUNE 30,              JUNE 30,
                                           --------------        --------------
                                           2005      2004         2005     2004
                                           -----    -----        -----    -----
          Balance at beginning of period   $ 661    $ 522        $ 628    $ 492
          Provision for loan losses          112       25          145       55
                                           -----    -----        -----    -----
          Balance at end of period         $ 773    $ 547        $ 773    $ 547
                                           =====    =====        =====    =====

        The following summarizes the amount of impaired loans, all of which are collateral dependent (in thousands):

                                                                   AT
                                                          ---------------------
                                                          JUNE 30,  DECEMBER 31,
                                                           2005        2004
                                                          ------      -------
          Loans identified as impaired:
              Gross loans with related allowance
                  for losses recorded                     $   --      $ 3,268
              Less allowance for losses on these loans        --           --
                                                          ------      -------
          Net investment in impaired loans                $   --      $ 3,268
                                                          ======      =======
          Nonaccrual loans                                $   --      $ 3,268
                                                          ======      =======
          Loans past due 90 days still accruing interest  $   --      $    --
                                                          ======      =======
                                                                     (continued)

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(2) LOAN IMPAIRMENT AND CREDIT LOSSES, CONTINUED. The average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

                                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                  JUNE 30,              JUNE 30,
                                                             ------     ------     ------     ------
                                                              2005       2004       2005       2004
                                                             ------     ------     ------     ------
            Average net investment in impaired loans         $  467     $  --      $1,870     $   --
                                                             ======     ======     ======     ======
            Interest income recognized on impaired loans     $   --     $  --      $   --     $   --
                                                             ======     ======     ======     ======
            Interest income received on impaired loans       $   --     $  --      $   --     $   --
                                                             ======     ======     ======     ======

(3) REGULATORY CAPITAL. The Company and the Bank are required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2005 of the regulatory capital requirements and the Company's and the Bank's capital on a percentage basis:

                                                                                     REGULATORY
                                                             COMPANY      BANK       REQUIREMENT
                                                             -------      -----      -----------
            Tier I capital to total average assets            11.98%      11.87%        4.00%

            Tier I capital to risk-weighted assets            16.77%      16.62%        4.00%

            Total capital to risk-weighted assets             17.34%      17.20%        8.00%


(4) EARNINGS PER SHARE. Basic earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share were computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options, computed using the treasury stock method. Earnings per common share have been computed based on the following:

                                                                        THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                             JUNE 30,                  JUNE 30,
                                                                    -----------------------    -----------------------
                                                                       2005         2004         2005          2004
                                                                    ---------     ---------    ---------     ---------
            Weighted-average number of common shares
                 outstanding used to calculate basic
                 earnings per common share                          2,658,585     2,633,020    2,656,007     2,626,988

            Effect of dilutive stock options                           90,264        75,207      104,909        65,072
                                                                    ---------     ---------    ---------     ---------
            Weighted-average number of common shares
                 outstanding used to calculate diluted earnings
                 per common share                                   2,748,849     2,708,227    2,760,916     2,692,060
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

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

(5) STOCK OPTIONS, CONTINUED. A summary of the activity in the Company's stock option plan is as follows (dollars in thousands, except per share amounts):

                                                                                                   WEIGHTED-
                                                                    RANGE OF       AVERAGE         AGGREGATE
                                                     NUMBER OF     PER SHARE       EXERCISE         OPTION
                                                      SHARES      OPTION PRICE      PRICE            PRICE
                                                      -------     ------------     --------         -------
           Outstanding at December 31, 2004           370,433     $ 5.00-10.00     $   7.19         $ 2,662
           Granted                                     10,000         12.49           12.49             125
           Exercised                                  (11,733)       5.00-6.75         5.36             (61)
           Forfeited                                   (3,000)      6.75-10.00         8.37             (25)
                                                      -------     ------------     --------         -------
           Outstanding at June 30, 2005               365,700     $ 5.00-12.49     $   7.39         $ 2,701
                                                      =======     ============     ========         =======

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

                                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                 JUNE 30,                   JUNE 30,
                                                           -------------------        --------------------
                                                            2005         2004         2005           2004
                                                           -----         -----        -----          -----
            Net earnings, as reported                      $ 388         $ 391        $ 772          $ 815

            Deduct:  Total stock-based employee
                compensation determined under the
                fair value based method for all
                awards, net of related tax effect             44            69           88             83
                                                           -----         -----        -----          -----
            Proforma net earnings                          $ 344         $ 322        $ 684          $ 732
                                                           =====         =====        =====          =====
            Basic earnings per share:
                As reported                                $ .15         $ .15        $ .29          $ .31
                                                           =====         =====        =====          =====
                Proforma                                   $ .13         $ .12        $ .26          $ .28
                                                           =====         =====        =====          =====
            Diluted earnings per share:
                As reported                                $ .14         $ .14        $ .28          $ .30
                                                           =====         =====        =====          =====
                Proforma                                   $ .13         $ .12        $ .25          $ .27
                                                           =====         =====        =====          =====

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

             REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Hacker, Johnson & Smith PA, the Company's independent registered public accounting firm, have made a limited review of the interim financial data as of June 30, 2005, and for the three- and six-month periods ended June 30, 2005 and 2004, presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




OptimumBank Holdings, Inc.
Plantation, Florida:


     We have reviewed the accompanying condensed consolidated balance sheet of OptimumBank Holdings, Inc. and Subsidiary (the "Company") as of June 30, 2005, and the condensed consolidated statements of earnings for the three- and six-month periods ended June 30, 2005 and 2004 and the related condensed consolidated statements of stockholders' equity and cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

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


/s/ Hacker, Johnson & Smith PA
-----------------------------------
HACKER, JOHNSON & SMITH PA
Fort Lauderdale, Florida


July 22, 2005

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          COMPARISON OF JUNE 30, 2005 AND DECEMBER 31, 2004


LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of cash during the six months ended June 30, 2005 were from net deposit inflows of approximately $14.1 million, principal repayments of securities held to maturity of approximately $2.9 million and Federal Home Loan Bank advances and other borrowings of $11.6 million. Cash was used primarily for net loan originations of approximately $25.3 million and purchases of securities held to maturity of approximately $7.8 million. At June 30, 2005, the Company had time deposits of approximately $53.0 million that mature in one year or less. At June 30, 2005, the Company exceeded its regulatory liquidity requirements. Management believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest-rate environment.

    The following table shows selected information for the periods ended or at the dates indicated:

                                                       SIX MONTHS                         SIX MONTHS
                                                         ENDED          YEAR ENDED          ENDED
                                                        JUNE 30,        DECEMBER 31,       JUNE 30,
                                                          2005             2004             2004
                                                         ------           ------           ------
        Average equity as a percentage
           of average assets                             9.70%           10.53%            10.58%

        Equity to total assets at end of period          9.13%           10.16%            10.29%

        Return on average assets (1)                      .87%            1.06%             1.15%

        Return on average equity (1)                     8.98%           10.05%            10.89%

        Noninterest expenses to average assets (1)       1.90%            1.89%             1.97%

        Nonperforming assets to total assets at end
           of period                                     1.72%            2.54%               --%


-----------
(1) Annualized for the six months ended June 30, 2005 and 2004.

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

    A summary of the amounts of the Company's financial instruments, with off-balance sheet risk at June 30, 2005, follows (in thousands):


                                                               CONTRACT
                                                                AMOUNT
                                                               -------
              Commitments to extend credit                     $ 9,861
                                                               -------
              Undisbursed loans in process                     $ 4,115
                                                               -------

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

                                                                           THREE MONTHS ENDED JUNE 30,
                                                                   2005                               2004
                                                    -------------------------------       ---------------------------
                                                                 INTEREST     AVERAGE                 INTEREST  AVERAGE
                                                     AVERAGE        AND       YIELD/        AVERAGE      AND    YIELD/
                                                     BALANCE     DIVIDENDS     RATE         BALANCE   DIVIDENDS  RATE
                                                    ---------    -------     ------       ---------   -------  ------
Interest-earning assets:
   Loans                                            $ 145,080    $ 2,427       6.69%      $ 113,449   $ 1,880    6.63%
   Securities                                          30,405        338       4.45          16,191       185    4.57
   Other interest-earning assets (1)                    2,840         31       4.37           8,616        29    1.35
                                                    ---------    -------     ------       ---------   -------  ------
     Total interest-earning assets/interest income    178,325      2,796       6.27         138,256     2,094    6.07
                                                                 -------                              -------
Cash and due from banks                                   258         --         --             451        --      --
Premise and equipment                                   4,125         --         --           1,967        --      --
Other assets                                            5,420         --         --           2,059        --      --
                                                    ---------                             ---------
     Total assets                                   $ 188,128         --         --       $ 142,733        --      --
                                                    =========                             =========
Interest-bearing liabilities:
   Savings, NOW and money-market deposits               7,640         26       1.36           8,880        27    1.22
   Time deposits                                       98,525        866       3.52          79,840       652    3.27
   Borrowings (2)                                      61,132        531       3.47          35,728       264    2.96
                                                    ---------    -------                  ---------    ------
     Total interest-bearing liabilities/
        interest expense                              167,297      1,423       3.40         124,448       943    3.03
                                                                 -------                               ------
Noninterest-bearing demand deposits                     1,070         --         --           1,214        --      --
Other liabilities                                       2,399         --         --           2,072        --      --
Stockholders' equity                                   17,362         --         --          14,999        --      --
                                                    ---------                             ---------
     Total liabilities and stockholders' equity     $ 188,128         --         --       $ 142,733        --      --
                                                    =========                             =========
Net interest income                                        --    $ 1,373         --              --   $ 1,151      --
                                                                 =======                              =======
Interest-rate spread (3)                                   --         --       2.87%             --        --    3.04%
                                                                               ====                              ====
Net interest margin (4)                                    --         --       3.08%             --        --    3.33%
                                                                               ====                              ====
Ratio of average interest-earning assets to
   average interest-bearing liabilities                  1.07         --         --            1.11        --      --
                                                   ---------                              ---------

-----------
(1) Includes interest-earning deposits with banks, Federal funds sold, and Federal Home Loan Bank stock dividends.

(2) Includes Federal Home Loan Bank advances, securities sold under agreements to repurchase and junior subordinated debenture.

(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

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

                                                                            SIX MONTHS ENDED JUNE 30,
                                                    -------------------------------------------------------------------
                                                                  2005                                2004
                                                    -------------------------------       -----------------------------
                                                                INTEREST    AVERAGE                  INTEREST   AVERAGE
                                                     AVERAGE       AND       YIELD/        AVERAGE      AND     YIELD/
                                                     BALANCE    DIVIDENDS     RATE         BALANCE   DIVIDENDS   RATE
                                                    ---------    -------    -------       ---------   -------   -------
Interest-earning assets:
   Loans                                            $ 135,511    $ 4,499       6.64%      $ 114,047   $ 3,812    6.68%
   Securities                                          28,782        637       4.43          16,380       379    4.63
   Other interest-earning assets (1)                    4,530         76       3.35           6,157        50    1.62
                                                    ---------    -------                  ---------   -------
     Total interest-earning assets/interest income    168,823      5,212       6.17         136,584     4,241    6.21
                                                                 -------                              -------
Cash and due from banks                                   417         --         --             513        --      --
Premise and equipment                                   2,857         --         --           1,959        --      --
Other assets                                            5,004         --         --           2,392        --      --
                                                    ---------                             ---------
     Total assets                                   $ 177,101         --         --       $ 141,448        --      --
                                                    =========                             =========
Interest-bearing liabilities:
   Savings, NOW and money-market deposits               7,829         45       1.15           8,293        55    1.33
   Time deposits                                       94,227      1,628       3.46          78,907     1,307    3.31
   Borrowings (2)                                      54,542        947       3.47          36,411       532    2.92
                                                    ---------    -------                  ---------   -------

     Total interest-bearing liabilities/
        interest expense                              156,598      2,620       3.35         123,611     1,894    3.06
                                                                 -------                              -------
Noninterest-bearing demand deposits                     1,079         --         --             983        --      --
Other liabilities                                       2,237         --         --           1,880        --      --
Stockholders' equity                                   17,187         --         --          14,974        --      --
                                                    ---------                             ---------
     Total liabilities and stockholders' equity     $ 177,101         --         --       $ 141,448        --      --
                                                    =========                             =========
Net interest income                                        --    $ 2,592         --              --   $ 2,347      --
                                                                 =======                              =======
Interest-rate spread (3)                                   --         --       2.82%             --        --    3.15%
                                                                               ====                              ====
Net interest margin (4)                                    --         --       3.07%             --        --    3.44%
                                                                               ====                              ====
Ratio of average interest-earning assets to
   average interest-bearing liabilities                  1.08         --         --            1.10        --      --
                                                         ====                                  ====

--------------
(1) Includes interest-earning deposits with banks, Federal funds sold, and Federal Home Loan Bank stock dividends. (2) Includes Federal Home Loan Bank advances, securities sold under agreements to repurchase and junior subordinated debenture. (3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average interest-earning assets.

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

       COMPARISON OF THE THREE-MONTH PERIODS ENDED JUNE 30, 2005 AND 2004


       GENERAL. Net earnings for the three months ended June 30, 2005, were $388,000 or $.15 per basic and $.14 per diluted share compared to net earnings of $391,000 or $.15 per basic and $.14 per diluted share for the period ended June 30, 2004. This decrease in the Company's net earnings was primarily due to an increase in noninterest expenses and the provision for loan losses which was partially offset by an increase in net interest income and noninterest income, all of which were due to the overall growth of the Company.

       INTEREST INCOME. Interest income increased to $2.8 million for the three months ended June 30, 2005 from $2.1 million for the three months ended June 30, 2004. Interest income on loans increased to $2.4 million due primarily to an increase in the average loan portfolio balance and an increase in the average yield earned for the three months ended June 30, 2005. Interest on securities increased to $338,000 due primarily to an increase in the average balance of the securities portfolio in 2005.

       INTEREST EXPENSE. Interest expense on deposits increased to $892,000 for the three months ended June 30, 2005, from $679,000 for the three months ended June 30, 2004. Interest expense increased primarily because of an increase in the average balance and the average rate paid on deposits during 2005. Interest expense on borrowings increased to $531,000 for the three months ended June 30, 2005 from $264,000 for the three months ended June 30, 2004 due to an increase in the average balance of borrowings and an increase in the average rate paid on borrowings during 2005.

       PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the estimated collectibility of the Company's loan portfolio. The provision for the three months ended June 30, 2005, was $112,000 compared to $25,000 for the same period in 2004. Management believes the balance in the allowance for loan losses of $773,000 at June 30, 2005, is adequate.

       NONINTEREST INCOME. Total noninterest income increased to $221,000 for the three months ended June 30, 2005, from $196,000 for the three months ended June 30, 2004.

       NONINTEREST EXPENSES. Total noninterest expenses increased to $855,000 for the three months ended June 30, 2005 from $690,000 for the three months ended June 30, 2004, primarily due to an increase in salaries and employee benefits of $61,000, an increase in occupancy and equipment of $49,000, and an increase in professional fees of $22,000 all due to the continued growth of the Company.

       INCOME TAXES. Income taxes for the three months ended June 30, 2005, were $239,000 (an effective rate of 38.1%) compared to income taxes of $241,000 (an effective rate of 38.1%) for the three months ended June 30, 2004.

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

        COMPARISON OF THE SIX-MONTH PERIODS ENDED JUNE 30, 2005 AND 2004



       GENERAL. Net earnings for the six months ended June 30, 2005, were $772,000 or $.29 per basic and $.28 per diluted share compared to net earnings of $815,000 or $.31 per basic and $.30 per diluted share for the period ended June 30, 2004. This decrease in the Company's net earnings was primarily due to an increase in noninterest expenses and the provision for loan losses which was partially offset by an increase in the net interest income and noninterest expenses.

       INTEREST INCOME. Interest income increased to $5.2 million for the six months ended June 30, 2005 from $4.2 million for the six months ended June 30, 2004. Interest income on loans increased to $4.5 million due primarily to an increase in the average loan portfolio balance for the six months ended June 30, 2005. Interest on securities increased to $637,000 due primarily to an increase in the average balance which was partially offset by a decrease in the average yield earned on the securities portfolio in 2005.

       INTEREST EXPENSE. Interest expense on deposits increased to $1.7 million for the six months ended June 30, 2005, from $1.4 million for the six months ended June 30, 2004. Interest expense increased primarily because of an increase in the average balance of deposits during 2005. Interest expense on borrowings increased to $947,000 for the six months ended June 30, 2005 from $532,000 for the six months ended June 30, 2004 due to an increase in the average balance of borrowings and an increase in the average rate paid on borrowings during 2005.

       PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the estimated collectibility of the Company's loan portfolio. The provision for the six months ended June 30, 2005, was $145,000 compared to $55,000 for the same period in 2004. Management believes the balance in the allowance for loan losses of $773,000 at June 30, 2005, is adequate.

       NONINTEREST INCOME. Total noninterest income increased to $479,000 for the six months ended June 30, 2005, from $417,000 for the six months ended June 30, 2004.

       NONINTEREST EXPENSES. Total noninterest expenses increased to $1.7 million for the six months ended June 30, 2005 from $1.4 million for the six months ended June 30, 2004, primarily due to an increase in salaries and employee benefits of $120,000, an increase in occupancy and equipment of $82,000, an increase in professional fees of $31,000, and an increase in other expenses of $34,000 all due to the continued growth of the Company.

       INCOME TAXES. Income taxes for the six months ended June 30, 2005, were $472,000 (an effective rate of 37.9%) compared to income taxes of $502,000 (an effective rate of 38.1%) for the six months ended June 30, 2004.

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

                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Shareholders (the "Annual Meeting") of Optimum Bank was held on April 28, 2005, to consider the election of directors each for a term of one year.

At the Annual Meeting, 2,110,017 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

Proposal I

The election of directors each for a term of one year is as follows:

                                         FOR          WITHHELD    AGAINST
                                      ---------       --------    -------
Albert J. Finch                       2,063,777         46,240          --
                                      =========      =========    ========
Richard L. Browdy                     2,063,777         46,240          --
Michael Bedzow                        2,109,977             40          --
Sam Borek                             2,110,017             --          --
Irving P. Cohen                       2,110,017             --          --
Gordon Deckelbaum                     2,109,977             40          --
Paul B. Fay, Jr.                      2,063,777         46,240          --
H. David Krinsky                      2,063,777         46,240          --
Larry R. Willis                       2,109,977             40          --
Wendy Mitcher                         2,109,977             40          --

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed with or incorporated by reference into this report. The exhibits denominated by (i) an asterisk (*) were previously filed as a part of a Registration Statement on Form 10-SB under the Exchange Act, filed with the Federal Deposit Insurance Corporation on March 28, 2003; (ii) a double asterisk (**) were previously filed as a part of an Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004; (iii) a triple asterisk (***) were previously filed as part of a current report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2004; and (iv) a quadruple asterisk (****)were previously filed as part of an Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005.


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

                                  OPTIMUMBANK HOLDINGS, INC.
                                     (Registrant)





Date:  August 12, 2005            By:  /s/ Albert J. Finch
                                       -----------------------------------------
                                       Albert J. Finch, Chief Executive Officer




Date:  August 12, 2005            By: /s/ Richard L. Browdy
                                      ------------------------------------------
                                      Richard L. Browdy, Chief Financial Officer