Form 10QSB
period 2005-09-30
OptimumBank Holdings, Inc.
filed 2005-11-14
CIK 1288855

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________ to _________

Commission File Number   0001288855
                         ---------

                           OPTIMUMBANK HOLDINGS, INC.
                           --------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Florida                                              55-0865043
---------------------------------                            -------------------
(STATE OR OTHER JURISDICTION                                  (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

                         2477 East Commercial Boulevard
                         Fort Lauderdale, Florida 33308
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (954) 776-2332
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)


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

   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share                    2,661,835 shares
--------------------------------------           -------------------------------
                (CLASS)                          OUTSTANDING AT NOVEMBER 3, 2005

Transitional Small Business Format (check one): YES [ ] NO [X]

================================================================================

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

                                      INDEX

PART I. FINANCIAL INFORMATION

   ITEM 1. INTERIM FINANCIAL STATEMENTS                                     PAGE

     Condensed Consolidated Balance Sheets -
       September 30, 2005 (unaudited) and December 31, 2004....................2

     Condensed Consolidated Statements of Earnings -
       Three and Nine Months ended September 30, 2005 and 2004 (unaudited).....3

     Condensed Consolidated Statements of Stockholders' Equity -
       Nine Months ended September 30, 2005 and 2004 (unaudited)...............4

     Condensed Consolidated Statements of Cash Flows -
       Nine Months ended September 30, 2005 and 2004 (unaudited)...............5

     Notes to Condensed Consolidated Financial Statements (unaudited)........6-8

     Review By Independent Registered Public Accounting Firm...................9

     Report of Independent Registered Public Accounting Firm..................10

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS.............................................11-16

   ITEM 3.  CONTROLS AND PROCEDURES...........................................17

PART II. OTHER INFORMATION

   ITEM 6.  EXHIBITS..........................................................17

SIGNATURES....................................................................18

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         SEPTEMBER 30,       DECEMBER 31,
    ASSETS                                                                   2005                2004
                                                                         -------------       ------------
                                                                                             (UNAUDITED)
Cash and due from banks                                                   $     506           $     383
Federal funds sold                                                            2,816               2,840
                                                                          ---------           ---------
              Total cash and cash equivalents                                 3,322               3,223

Securities held to maturity
  (fair value approximates $27,378 and $24,065)                              27,433              24,134
Security available for sale                                                     244                 247
Loans, net of allowance for loan losses of $733 and $628                    159,443             128,810
Loans held for sale                                                              --                 509
Federal Home Loan Bank stock                                                  2,428               1,965
Premises and equipment, net                                                   4,101               4,114
Foreclosed real estate, net                                                   3,003                  --
Accrued interest receivable                                                     921                 878
Other assets                                                                    758                 678
                                                                          ---------           ---------
              Total assets                                                $ 201,653           $ 164,558
                                                                          =========           =========
    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Noninterest-bearing demand deposits                                   $     415           $     558
    Savings, NOW and money-market deposits                                   11,235               8,091
    Time deposits                                                           103,496              89,345
                                                                          ---------           ---------
              Total deposits                                                115,146              97,994

    Federal Home Loan Bank advances                                          46,650              37,650
    Other borrowings                                                         12,950               5,000
    Junior subordinated debenture                                             5,155               5,155
    Other liabilities                                                           736                 522
    Official checks                                                           2,756               1,209
    Deferred income tax liability                                               305                 305
                                                                          ---------           ---------
              Total liabilities                                             183,698             147,835
                                                                          ---------           ---------
Stockholders' equity:
    Common stock, $.01 par value; 6,000,000 shares authorized,
         2,661,835 and 2,650,102 shares issued and outstanding                   27                  27
    Additional paid-in capital                                               14,113              14,051
    Retained earnings                                                         3,821               2,648
    Accumulated other comprehensive income (loss)                                (6)                 (3)
                                                                          ---------           ---------
              Total stockholders' equity                                     17,955              16,723
                                                                          ---------           ---------
              Total liabilities and stockholders' equity                  $ 201,653           $ 164,558
                                                                          =========           =========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                       SEPTEMBER 30,
                                                                      -------------------------          ------------------------
                                                                        2005              2004             2005             2004
                                                                      -------           -------          -------          -------
Interest income:
    Loans                                                             $ 2,545           $ 2,017          $ 7,044          $ 5,829
    Securities                                                            322               218              959              597
    Other                                                                  24                18              100               68
                                                                      -------           -------          -------          -------
              Total interest income                                     2,891             2,253            8,103            6,494
                                                                      -------           -------          -------          -------
Interest expense:
    Deposits                                                              985               713            2,657            2,075
    Borrowings                                                            543               282            1,490              814
                                                                      -------           -------          -------          -------
              Total interest expense                                    1,528               995            4,147            2,889
                                                                      -------           -------          -------          -------
Net interest income                                                     1,363             1,258            3,956            3,605

              (Credit) provision for loan losses                          (40)               52              105              107
                                                                      -------           -------          -------          -------
Net interest income after (credit) provision for loan losses            1,403             1,206            3,851            3,498
                                                                      -------           -------          -------          -------
Noninterest income:
    Service charges and fees                                               30                 8              130               85
    Loan prepayment fees                                                  128                98              469              427
    Other                                                                   5                 7               43               18
                                                                      -------           -------          -------          -------
              Total noninterest income                                    163               113              642              530
                                                                      -------           -------          -------          -------
Noninterest expenses:
    Salaries and employee benefits                                        462               417            1,398            1,233
    Occupancy and equipment                                               164               116              455              325
    Data processing                                                        52                38              153              114
    Professional fees                                                      25                46              127              117
    Insurance 18                                                           13                52               38
    Stationary and supplies                                                11                 7               33               40
    Other                                                                 186                75              383              237
                                                                      -------           -------          -------          -------
              Total noninterest expenses                                  918               712            2,601            2,104
                                                                      -------           -------          -------          -------
Earnings before income taxes                                              648               607            1,892            1,924
    Income taxes                                                          247               231              719              733
                                                                      -------           -------          -------          -------
Net earnings                                                          $   401           $   376          $ 1,173          $ 1,191
                                                                      =======           =======          =======          =======
Net earnings per share:
    Basic                                                             $   .15           $   .14          $   .44          $   .45
                                                                      =======           =======          =======          =======
    Diluted                                                           $   .15           $   .14          $   .43          $   .43
                                                                      =======           =======          =======          =======

See Accompanying Notes to Condensed Consolidated Financial Statements.

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                             (DOLLARS IN THOUSANDS)

                                                                                               ACCUMULATED
                                                                                                  OTHER
                                                                                                  COMPRE-
                                                COMMON STOCK          ADDITIONAL                  HENSIVE          TOTAL
                                          -----------------------      PAID-IN      RETAINED      INCOME         STOCKHOLDERS'
                                            SHARES       AMOUNT        CAPITAL      EARNINGS       (LOSS)          EQUITY
                                          ---------     ---------     ----------    ---------  ------------      -------------
Balance at December 31, 2003              2,613,501     $      26        13,800         1,078            (4)        14,900
                                                                                                                 ---------
Comprehensive income:

     Net earnings for the nine
         months ended September
         30, 2004 (unaudited)                    --            --            --         1,191            --          1,191

     Net change in unrealized loss on
         security available for sale
         (unaudited)                             --            --            --            --             1              1
                                                                                                                 ---------

     Comprehensive income (unaudited)                                                                                1,192
                                                                                                                 ---------

Proceeds from sale of common
         stock (unaudited)                    1,174            --            12            --            --             12

Proceeds from exercise of common
     stock options (unaudited)               34,067            --           177            --            --            177
                                          ---------     ---------     ---------     ---------     ---------      ---------

Balance at September 30, 2004
         (unaudited)                      2,648,742     $      26        13,989         2,269            (3)        16,281
                                          =========     =========     =========     =========     =========      =========

Balance at December 31, 2004              2,650,102     $      27        14,051         2,648            (3)        16,723
                                                                                                                 ---------
Comprehensive income:

     Net earnings for the nine
         months ended September
         30, 2005 (unaudited)                    --            --            --         1,173            --          1,173

     Net change in unrealized loss on
         security available for sale
         (unaudited)                             --            --            --            --            (3)            (3)
                                                                                                                 ---------

     Comprehensive income (unaudited)                                                                                1,170
                                                                                                                 ---------

Proceeds from exercise of common
     stock options (unaudited)               11,733            --            62            --            --             62
                                          ---------     ---------     ---------     ---------     ---------      ---------

Balance at September 30, 2005
         (unaudited)                      2,661,835     $      27        14,113         3,821            (6)        17,955
                                          =========     =========     =========     =========     =========      =========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                  ----------------------
                                                                                    2005          2004
                                                                                  --------      --------
Cash flows from operating activities:
    Net earnings                                                                  $  1,173      $  1,191
    Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization                                                 196           128
         Provision for loan losses                                                     105           107
         Provision for losses on foreclosed real estate                                 92            --
         Net amortization of fees, premiums and discounts                              213           103
         Repayments of loans held for sale                                             509           896
         Increase in accrued interest receivable                                       (43)         (122)
         Increase in other assets                                                      (80)         (256)
         Increase in official checks and other liabilities                           1,761           806
                                                                                  --------      --------
                  Net cash provided by operating activities                          3,926         2,853
                                                                                  --------      --------
Cash flows from investing activities:
    Purchases of securities held to maturity                                        (7,843)       (4,982)
    Principal repayments and calls of securities held to maturity                    4,567         2,453
    Net increase in loans                                                          (34,289)      (11,710)
    Purchase of premises and equipment                                                (183)       (2,326)
    (Purchase) redemption of Federal Home Loan Bank stock                             (463)           42
    Proceeds from foreclosed real estate                                               220            --
                                                                                  --------      --------
                  Net cash used in investing activities                            (37,991)      (16,523)
                                                                                  --------      --------
Cash flows from financing activities:
    Net increase in deposits                                                        17,152        16,034
    Net increase (decrease) in other borrowings                                      7,950        (1,250)
    Issuance of junior subordinated debenture                                           --         5,155
    Proceeds from sale of common stock                                                  --            12
    Proceeds from exercise of common stock options                                      62           177
    Net increase in Federal Home Loan Bank advances                                  9,000           150
                                                                                  --------      --------
                  Net cash provided by financing activities                         34,164        20,278
                                                                                  --------      --------
Net increase in cash and cash equivalents                                               99         6,608
Cash and cash equivalents at beginning of the period                                 3,223           539
                                                                                  --------      --------
Cash and cash equivalents at end of the period                                    $  3,322      $  7,147
                                                                                  ========      ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
         Interest                                                                 $  4,167      $  3,181
                                                                                  ========      ========
         Income taxes                                                             $  1,204      $    833
                                                                                  ========      ========
    Noncash investing activities:
         Change in accumulated other comprehensive income (loss),
              net change in unrealized loss on security available for sale        $     (3)     $      1
                                                                                  ========      ========
         Loans reclassified to foreclosed real estate                             $  3,315      $     --
                                                                                  ========      ========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) GENERAL. OptimumBank Holdings, Inc. (the "Holding Company") is a one-bank holding company and owns 100% of OptimumBank (the "Bank"), a state (Florida)-chartered commercial bank (collectively, the "Company"). The Holding Company's only business is the operation of the Bank. The Bank's deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation. The Bank offers a variety of community banking services to individual and corporate customers through its three banking offices located in Broward County, Florida.

          In the opinion of the management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2005, and the results of operations for the three- and nine-month periods ended September 30, 2005 and 2004, and cash flows for the nine-months periods ended September 30, 2005 and 2004. The results of operations for the three and nine months ended September 30, 2005, are not necessarily indicative of the results to be expected for the full year.

(2) LOAN IMPAIRMENT AND CREDIT LOSSES. The activity in the allowance for loan losses was as follows (in thousands):

                                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                                   SEPTEMBER 30,        SEPTEMBER 30,
                                                ------------------    -----------------
                                                 2005       2004      2005      2004
                                                 -----      -----     -----     -----
          Balance at beginning of period         $ 773      $ 547     $ 628     $ 492
          (Credit) provision for loan losses       (40)        52       105       107
                                                 -----      -----     -----     -----
          Balance at end of period               $ 733      $ 599     $ 733     $ 599
                                                 =====      =====     =====     =====

          The following summarizes the amount of impaired loans, all of which are collateral dependent (in thousands):

                                                                                               AT
                                                                       SEPTEMBER 30,      DECEMBER 31,
                                                                          2005                2004
                                                                       -------------      ------------
          Loans identified as impaired:
              Gross loans with related allowance for losses recorded     $   --              $3,268
              Less allowance for losses on these loans                       --                  --
                                                                         ------              ------
          Net investment in impaired loans                               $   --              $3,268
                                                                         ======              ======
          Nonaccrual loans                                               $   --              $3,268
                                                                         ======              ======
          Loans past due 90 days still accruing interest                 $   --              $   --
                                                                         ======              ======

          The activities in the allowance for losses on foreclosed real estate is as follows (in thousands):

                                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                   SEPTEMBER 30,            SEPTEMBER 30,
                                                               --------------------      ------------------
                                                               2005          2004        2005         2004
                                                               ----        -------       ----        -----
          Balance at beginning of period                        $--        $    --        $--        $  --
          Provision for losses on foreclosed real estate         92             --         92           --
                                                                ---        -------        ---        -----
          Balance at end of period                              $92        $    --        $92        $  --
                                                                ===        =======        ===        =====

                                                                                                (continued)

                  OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(2) LOAN IMPAIRMENT AND CREDIT LOSSES, CONTINUED. The average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

                                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                                              --------------------        ---------------------
                                                                2005         2004           2005          2004
                                                              -------        -----        -------        ------
          Average net investment in impaired loans            $    --        $  --        $ 1,258        $   --
                                                              =======        =====        =======        ======
          Interest income recognized on impaired loans        $    --        $  --        $    --        $   --
                                                              =======        =====        =======        ======
          Interest income received on impaired loans          $    --        $  --        $    --        $   --
                                                              =======        =====        =======        ======

(3) REGULATORY CAPITAL. The Company and the Bank are required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2005 of the regulatory capital requirements and the Company's and the Bank's capital on a percentage basis:

                                                                                REGULATORY
                                                      COMPANY        BANK       REQUIREMENT
                                                      -------        ----       -----------
          Tier I capital to total average assets       11.90%        11.76%        4.00%

          Tier I capital to risk-weighted assets       15.86%        15.69%        4.00%

          Total capital to risk-weighted assets        16.37%        16.20%        8.00%

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

                                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                      SEPTEMBER 30,
                                                                     --------------------------        --------------------------
                                                                        2005            2004              2005             2004
                                                                     ---------        ---------        ---------        ---------
          Weighted-average number of common shares
               outstanding used to calculate basic
               earnings per common share                             2,661,835        2,642,215        2,657,755        2,632,363
          Effect of dilutive stock options                              91,088           70,073           99,940          141,080
                                                                     ---------        ---------        ---------        ---------
          Weighted-average number of common shares
               outstanding used to calculate diluted earnings
               per common share                                      2,752,923        2,712,288        2,757,695        2,773,443
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

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

(5) STOCK OPTIONS, CONTINUED. A summary of the activity in the Company's stock option plan is as follows (dollars in thousands, except per share amounts):

                                                                                      WEIGHTED-
                                                                       RANGE OF        AVERAGE       AGGREGATE
                                                   NUMBER OF          PER SHARE        EXERCISE       OPTION
                                                    SHARES          OPTION PRICE        PRICE          PRICE
                                                   --------         ------------      ---------      ---------
          Outstanding at December 31, 2004          370,433         $ 5.00-10.00        $    7.19     $  2,662
          Granted                                    10,000                12.49            12.49          125
          Exercised                                 (11,733)           5.00-6.75             5.36          (61)
          Forfeited                                  (3,000)          6.75-10.00             8.37          (25)
                                                   --------         ------------        --------      --------
          Outstanding at September 30, 2005         365,700         $ 5.00-12.49        $    7.39     $  2,701
                                                   ========         ============        =========     ========

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

                                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                                          SEPTEMBER 30,                SEPTEMBER 30,
                                                       ------------------        -------------------------
                                                       2005         2004           2005             2004
                                                       -----        -----        --------        ---------
          Net earnings, as reported                    $ 401        $ 376        $  1,173        $   1,191

          Deduct:  Total stock-based employee
              compensation determined under the
              fair value based method for all
              awards, net of related tax effect           44           39             132              122
                                                       -----        -----        --------        ---------
          Proforma net earnings                        $ 357        $ 337        $  1,041        $   1,069
                                                       =====        =====        ========        =========
          Basic earnings per share:
              As reported                              $ .15        $ .14        $    .44        $     .45
                                                       =====        =====        ========        =========
              Proforma                                 $ .13        $ .13        $    .39        $     .41
                                                       =====        =====        ========        =========
          Diluted earnings per share:
              As reported                              $ .15        $ .14        $    .43        $     .43
                                                       =====        =====        ========        =========
              Proforma                                 $ .13        $ .12        $    .38        $     .39
                                                       =====        =====        ========        =========

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

             REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Hacker, Johnson & Smith PA, the Company's independent registered public accounting firm, have made a limited review of the interim financial data as of September 30, 2005, and for the three- and nine-month periods ended September 30, 2005 and 2004, presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

OptimumBank Holdings, Inc.
Plantation, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of OptimumBank Holdings, Inc. and Subsidiary (the "Company") as of September 30, 2005, and the condensed consolidated statements of earnings for the three- and nine-month periods ended September 30, 2005 and 2004 and the related condensed consolidated statements of stockholders' equity and cash flows for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

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


/s/ Hacker, Johnson & Smith PA


HACKER, JOHNSON & SMITH PA
Fort Lauderdale, Florida
November 2, 2005

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             COMPARISON OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of cash during the nine months ended September 30, 2005 were from net deposit inflows of approximately $17.2 million, principal repayments of securities held to maturity of approximately $4.6 million and Federal Home Loan Bank advances of $9 million and other borrowings of $8.0 million. Cash was used primarily for net loan originations of approximately $34.3 million and purchases of securities held to maturity of approximately $7.8 million. At September 30, 2005, the Company had time deposits of approximately $55.6 million that mature in one year or less. At September 30, 2005, the Company exceeded its regulatory liquidity requirements. Management believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest-rate environment.

     The following table shows selected information for the periods ended or at the dates indicated:

                                                            NINE MONTHS                  NINE MONTHS
                                                               ENDED       YEAR ENDED      ENDED
                                                           SEPTEMBER 30,  DECEMBER 31,  SEPTEMBER 30,
                                                                2005          2004          2004
                                                           -------------  ------------  -------------
          Average equity as a percentage
             of average assets                                  9.54%        10.53%        10.63%

          Equity to total assets at end of period               8.90%        10.16%        10.34%

          Return on average assets (1)                          0.86%         1.06%         1.10%

          Return on average equity (1)                          8.98%        10.05%        10.36%

          Noninterest expenses to average assets (1)            1.90%         1.89%         1.94%

          Nonperforming assets to total assets at end
             of period                                          1.49%         2.54%           --%

          (1) Annualized for the nine months ended September 30, 2005 and 2004.

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

     A summary of the amounts of the Company's financial instruments, with off-balance sheet risk at September 30, 2005, follows (in thousands):


                                                       CONTRACT
                                                        AMOUNT
                                                       --------

          Commitments to extend credit                 $ 12,948
                                                       ========

          Undisbursed loans in process                $   1,449
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

                                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                    ---------------------------------------------------------------------
                                                                   2005                               2004
                                                    ----------------------------------- ---------------------------------
                                                                 INTEREST      AVERAGE               INTEREST     AVERAGE
                                                     AVERAGE        AND         YIELD/  AVERAGE         AND        YIELD/
                                                     BALANCE     DIVIDENDS      RATE    BALANCE      DIVIDENDS     RATE
                                                    --------     ---------      ------- --------     ---------   --------
Interest-earning assets:
   Loans                                            $150,880        2,545        6.75%  $120,569        2,017        6.69%
   Securities                                         28,724          322        4.48     19,790          218        4.41
   Other (1)                                           2,867           24        3.35      2,683           18        2.68
                                                    --------        -----               --------        -----

     Total interest-earning assets                   182,471        2,891        6.34    143,042        2,253        6.30
                                                    --------        -----                               -----

Cash and due from banks                                  286                                 416
Premises and equipment                                 4,104                               3,384
Other                                                  5,947                               2,995
                                                    --------                            --------

     Total assets                                   $192,808                            $149,837
                                                    ========                            ========

Interest-bearing liabilities:
   Savings, NOW and money-market deposit
     accounts                                          7,682           19        0.99      9,653           29        1.20
   Time deposits                                     103,379          966        3.74     82,656          684        3.31
   Borrowings                                         59,843          543        3.63     39,124          282        2.88
                                                    --------        -----               --------        -----

     Total interest-bearing liabilities              170,904        1,528        3.58    131,433          995        3.03
                                                                    -----                               -----

Demand deposits                                          845                                 866
Noninterest-bearing liabilities                        3,224                               1,506
Stockholders' equity                                  17,835                              16,032
                                                    --------                            --------

     Total liabilities and stockholders' equity     $192,808                            $149,837
                                                    ========                            ========

Net interest income                                              $  1,363                            $  1,258
                                                                 ========                            ========

Interest-rate spread (3)                                                         2.76%                               3.27%
                                                                                 ====                                ====

Net interest margin (4)                                                          2.99%                               3.52%
                                                                                 ====                                ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities                 1.07                                1.09
                                                    ========                            ========

----------
(1) Includes federal funds sold and Federal Home Loan Bank stock dividends.
(2) Includes Federal Home Loan Bank advances, securities sold under agreements to repurchase and junior subordinated debenture.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average interest-earning assets.

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

                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                    --------------------------------------------------------------------
                                                                   2005                               2004
                                                    ---------------------------------  ---------------------------------
                                                                 INTEREST     AVERAGE               INTEREST    AVERAGE
                                                     AVERAGE        AND       YIELD/     AVERAGE       AND      YIELD/
                                                     BALANCE     DIVIDENDS     RATE      BALANCE    DIVIDENDS    RATE
                                                    ---------    ---------    -------  ---------    ---------   --------
Interest-earning assets:
   Loans                                            $ 140,634      7,044       6.67%   $ 116,211      5,829      6.69%
   Securities                                          28,762        959       4.44       17,516        597      4.54
   Other (1)                                            3,976        100       3.35        5,010         68      1.81
                                                    ---------    -------               ---------    -------

     Total interest-earning assets                    173,372      8,103       6.23      138,737      6,494      6.24
                                                                 -------                            -------

Cash and due from banks                                   214                                480
Premises and equipment                                  4,119                              2,434
Other                                                   4,632                              2,593
                                                    ---------                          ---------

     Total assets                                   $ 182,337                          $ 144,244
                                                    =========                          =========

Interest-bearing liabilities:
   Savings, NOW and money-market deposit
     accounts                                           7,780         64       1.10        8,746         84      1.28
   Time deposits                                       97,277      2,593       3.56       80,156      1,991      3.31
   Borrowings                                          56,310      1,490       3.53       37,316        814      2.91
                                                    ---------    -------               ---------    -------

     Total interest-bearing liabilities               161,367      4,147       3.43      126,218      2,889      3.05
                                                                 -------                            -------

Demand deposits                                         1,001                                944
Noninterest-bearing liabilities                         2,566                              1,756
Stockholders' equity                                   17,403                             15,326
                                                    ---------                          ---------

     Total liabilities and stockholders' equity     $ 182,337                          $ 144,244
                                                    =========                          =========

Net interest income                                              $ 3,956                            $ 3,605
                                                                 =======                            =======

Interest-rate spread (3)                                                       2.80%                             3.19%
                                                                               ====                              ====

Net interest margin (4)                                                        3.04%                             3.46%
                                                                               ====                              ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities                  1.07                               1.10
                                                    =========                          =========

----------
(1) Includes federal funds sold and Federal Home Loan Bank stock dividends.
(2) Includes Federal Home Loan Bank advances, securities sold under agreements to repurchase and junior subordinated debenture.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average interest-earning assets.

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

     COMPARISON OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

     GENERAL. Net earnings for the three months ended September 30, 2005, were $401,000 or $.15 per basic and diluted share compared to net earnings of $376,000 or $.14 per basic and diluted share for the period ended September 30, 2004. This increase in the Company's net earnings was primarily due to an increase in net interest income and noninterest income which was partially offset by an increase in noninterest expenses, all of which were due to the overall growth of the Company.

     INTEREST INCOME. Interest income increased to $2.9 million for the three months ended September 30, 2005 from $2.3 million for the three months ended September 30, 2004. Interest income on loans increased to $2.5 million due primarily to an increase in the average loan portfolio balance for the three months ended September 30, 2005. Interest on securities increased to $322,000 due primarily to an increase in the average balance and an increase in the yield earned on the securities portfolio in 2005.

     INTEREST EXPENSE. Interest expense on deposit accounts increased to $985,000 for the three months ended September 30, 2005, from $713,000 for the three months ended September 30, 2004. Interest expense on deposits increased primarily because of an increase in the average balance of deposits during 2005. Interest expense on borrowings increased to $543,000 for the three months ended September 30, 2005 from $282,000 for the three months ended September 30, 2004 due to an increase in the average balance of borrowings.

     (CREDIT) PROVISION FOR LOAN LOSSES. The (credit) provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the estimated collectibility of the Company's loan portfolio. The Company recorded a credit for the three months ended September 30, 2005 of $(40,000) compared to a provision of $52,000 for the same period in 2004. Management believes the balance in the allowance for loan losses of $733,000 at September 30, 2005, is adequate.

     NONINTEREST INCOME. Total noninterest income increased to $163,000 for the three months ended September 30, 2005, from $113,000 for the three months ended September 30, 2004, primarily due to increases in prepayment fees collected and service charges and fees.

     NONINTEREST EXPENSES. Total noninterest expenses increased to $918,000 for the three months ended September 30, 2005 from $712,000 for the three months ended September 30, 2004, primarily due to an increase in salaries and employee benefits of $45,000 and an increase in occupancy and equipment of $48,000, all due to the continued growth of the Company.

     INCOME TAXES. Income taxes for the three months ended September 30, 2005, were $247,000 (an effective rate of 38.2%) compared to income taxes of $231,000 (an effective rate of 38.1%) for the three months ended September 30, 2004.

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

     COMPARISON OF THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

     GENERAL. Net earnings for the nine months ended September 30, 2005, were $1,173,000 or $.44 per basic and $.43 per diluted share compared to net earnings of $1,191,000 or $.45 per basic and $.43 per diluted share for the period ended September 30, 2004. This increase in the Company's net earnings was primarily due to an increase in net interest income and noninterest income which was partially offset by an increase in noninterest expenses, all of which were due to the overall growth of the Company.

     INTEREST INCOME. Interest income increased to $8.1 million for the nine months ended September 30, 2005 from $6.5 million for the nine months ended September 30, 2004. Interest income on loans increased to $7.0 million due primarily to an increase in the average loan portfolio balance for the nine months ended September 30, 2005. Interest on securities increased to $959,000 due primarily to an increase in the average balance and an increase in the yield earned on the securities portfolio in 2005.

     INTEREST EXPENSE. Interest expense on deposit accounts increased to $2.7 million for the nine months ended September 30, 2005, from $2.1 million for the nine months ended September 30, 2004. Interest expense on deposits increased primarily because of an increase in the average balance of deposits during 2005. Interest expense on borrowings increased to $1,490,000 for the nine months ended September 30, 2005 from $814,000 for the nine months ended September 30, 2004 due to an increase in the average balance of borrowings.

     PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the estimated collectibility of the Company's loan portfolio. The provision for the nine months ended September 30, 2005, was $105,000 compared to $107,000 for the same period in 2004. Management believes the balance in the allowance for loan losses of $733,000 at September 30, 2005, is adequate.

     NONINTEREST INCOME. Total noninterest income increased to $642,000 for the nine months ended September 30, 2005, from $530,000 for the nine months ended September 30, 2004 primarily as a result of an increase in prepayment fees collected of $42,000 and an increase in service charges and fees of $45,000.

     NONINTEREST EXPENSES. Total noninterest expenses increased to $2.6 million for the nine months ended September 30, 2005 from $2.1 million for the nine months ended September 30, 2004, primarily due to an increase in salaries and employee benefits of $165,000 and an increase in occupancy and equipment expense of $130,000, all due to the continued growth of the Company.

     INCOME TAXES. Income taxes for the nine months ended September 30, 2005, were $719,000 (an effective rate of 38.0%) compared to income taxes of $733,000 (an effective rate of 38.1%) for the nine months ended September 30, 2004.

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


      EXHIBIT NO.                   DESCRIPTION OF EXHIBIT

      **2       Agreement and Plan of Reorganization dated March 23, 2004
     ***3.1     Articles of Incorporation
     ***3.3     Bylaws
      * 4.1     Form of stock certificate
   ****10.1     Amended and Restated Stock Option Plan
      *10.2     Nonemployee Directors Stock Purchase Plan
      *10.3     Agreement between OptimumBank, Albert J. Finch and
                Richard L. Browdy dated June 14, 2002
       31.1 Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
       31.2 Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
       32.1    Certification of Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
       32.2    Certification of Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           OPTIMUMBANK HOLDINGS, INC.
                                                   (Registrant)


Date: November 14, 2005                    By: /s/ Albert J. Finch
      -----------------                        ----------------------------
                                                   Albert J. Finch,
                                                   Chief Executive Officer


Date: November 14, 2005                    By: /s/ Richard L. Browdy
      -----------------                        ----------------------------
                                                   Richard L. Browdy,
                                                   Chief Financial Officer