Form 10KSB
period 2005-12-31
OptimumBank Holdings, Inc.
filed 2006-03-31
CIK 1288855

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 _______________

                                   FORM 10-KSB
                                 _______________


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 0001288855

                           OPTIMUMBANK HOLDINGS, INC.
                 (Name of small business issuer in its charter)


            FLORIDA                                              55-0865043
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


2477 EAST COMMERCIAL BOULEVARD, FORT LAUDERDALE, FLORIDA            33308
      (Address of principal executive offices)                    (Zip Code)

                    Issuer's telephone number (954) 776-2332

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of Class)

         Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. |_|

         Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| YES |_| NO

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |_| YES |X| NO

         The issuer's revenues for its most recent fiscal year were $11,969,000.

         The aggregate market value of the Common Stock of the issuer held by non-affiliates of the issuer (1,704,775 shares) on March 10, 2006, was approximately $18,599,100. The aggregate market value was computed by reference to the closing market price of the Common Stock of the issuer at $10.91 per share on March 10, 2006. For the purposes of this response, directors and executive officers, who are also all holders of 5% or more of the issuer's Common Stock, are considered the affiliates of the issuer at that date.

         As of March 10, 2006, there were issued and outstanding 2,678,775 shares of the issuer's Common Stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2006 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the issuer's fiscal year end are incorporated into Part III, Items 9 through 12, and 14, of this Annual Report on Form 10-KSB.

    Transitional Small Business Disclosure Format (check one): |_| YES |X| NO

================================================================================

                                                  TABLE OF CONTENTS
                                                                                                               Page
                                                                                                               ----
PART I............................................................................................................1

Item 1.  Business
                  Forward-Looking Statements......................................................................1
                  General.........................................................................................1
                  Recent Events...................................................................................1
                  Banking Products................................................................................1
                  Strategy........................................................................................2
                  Lending Activities..............................................................................2
                  Deposit Activities..............................................................................2
                  Investments.....................................................................................3
                  Correspondent Banking...........................................................................3
                  Data Processing.................................................................................3
                  Internet Banking................................................................................3
                  Competition.....................................................................................3
                  Employees.......................................................................................4
                  Supervision and Regulation......................................................................4
                  Statistical Profile and Other Financial Data....................................................8

Item 2.  Properties...............................................................................................8

Item 3.  Legal Proceedings........................................................................................8

Item 4.  Submission of Matters to a Vote of Security Holders......................................................8

PART II...........................................................................................................8

Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters...............................8

Item 6.   Management's Discussion and Analysis of Financial Condition and Results of Operations..................10

Item 7.  Financial Statements....................................................................................24

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................24

Item 8A. Controls and Procedures.................................................................................24

Item 8B. Other Information.......................................................................................24

PART III.........................................................................................................24

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act.......................................................24

Item 10. Executive Compensation..................................................................................24

Item 11. Security Ownership of Certain Beneficial Owners and Management..........................................24

Item 12. Certain Relationships and Related Transactions..........................................................25

Item 13. Exhibits ...............................................................................................25

Item 14. Principal Accountant Fees and Services..................................................................25

SIGNATURES.......................................................................................................26

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

GENERAL

         OptimumBank Holdings, Inc. (the "Company") was formed in March 2004 as a Florida corporation to serve as a one-bank holding company for OptimumBank (the "Bank"), a Florida state chartered bank. The Company acquired all of the shares of the Bank in May 2004 in a statutory share exchange. The Company's only business is the operation of the Bank which opened for business in November 2000. The Bank provides community banking services and products to individuals and businesses in Broward, Miami-Dade and Palm Beach counties. The Company currently operates out of its main office and three branch banking offices in Broward County, Florida. As a registered bank holding company, the Company is regulated by the Federal Reserve Board. The Bank is a member of the Federal Home Loan Bank of Atlanta and is regulated by the State of Florida Office of Financial Services and the Federal Deposit Insurance Corporation, the insurer of its deposits. As of December 31, 2005, the Company has grown to $206.0 million in assets, $170.2 million in net loans and $114.1 million in deposits.

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

         We provide a range of consumer and commercial banking services to individuals, businesses and industries. The basic services we offer include: demand interest-bearing and noninterest-bearing accounts, money market deposit accounts, NOW accounts, time deposits, credit cards, cash management, direct deposits, notary services, money orders, night depository, travelers' checks, cashier's checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, and banking by mail. In addition, we make residential and commercial real estate loans and secured consumer loans. We provide ATM cards, as a part of the Star, Presto and Cirrus networks, thereby permitting customers to utilize the convenience of ATMs worldwide. We do not have trust powers and provide no trust services.

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

LENDING ACTIVITIES

         We offer primarily real estate and to a lesser extent, consumer loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in our market area. Our market area consists of the tri-county area of Broward, Miami-Dade and Palm Beach counties. Our net loans at December 31, 2005 were $170.2 million, or 82.6% of total assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. We have no foreign loans or loans for highly leveraged transactions.

         Our loans are concentrated in two major areas: residential and commercial real estate loans. As of December 31, 2005, approximately 99.7% of our loan portfolio consisted of loans secured by mortgages on real estate, of which approximately 38.3% of the total loan portfolio is secured by one-to-four family residential properties. Our real estate loans are located primarily in our tri-county market area. These real estate loans may be made at fixed or variable interest rates, but are primarily adjustable rate mortgages that adjust annually after an initial three to five year period. Our fixed rate loans generally are for terms of five years or less. Our loans are repayable in monthly installments based on a maximum 30-year amortization schedule.

         Our consumer loan portfolio consists of loans to individuals secured by certificates of deposit at our bank. The majority of these loans are for terms of less than five years.

         Loan originations are derived primarily from existing customers, direct marketing and independent mortgage brokers that process our loans. We pay fees to these mortgage brokers in connection with their services; however, we perform the underwriting and approval of each of the loans we fund.

         Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions including interest rates, and risks inherent in dealing with individual borrowers. We attempt to minimize credit losses through various means. On larger credits, we rely on the cash flow and assets of a debtor as the source of repayment as well as the value of the underlying collateral. We also generally limit our loans to 80% of the value of the underlying real estate collateral. We generally charge a prepayment penalty if a loan is repaid within the first two to three years of origination to recover any fees we paid for the origination of the loan.

         DEPOSIT ACTIVITIES

         Deposits are the major source of our funds for lending and other investment activities. We consider the majority of our regular savings, demand, NOW, money market deposit accounts and CD's under $100,000 to be core deposits. These accounts comprised approximately 65% of our total deposits at December 31, 2005. Approximately 93.5% of our deposits at December 31, 2005 were certificates of deposit. Generally, we attempt to maintain the rates paid on our deposits at a competitive level. Time deposits of $100,000 and over made up approximately 35% of our total deposits at December 31, 2005. Although these large deposits are not traditionally considered core deposits, the majority of these deposits have served as a stable source of funds in our targeted market. The majority of our deposits are generated from Broward County.

         We may use brokered deposits to facilitate the funding of our mortgage lending activities in circumstances when larger than anticipated loan volumes occur and there is not enough time to fund the additional loan demand through traditional deposit solicitation. The time frame from the initial order to the final funding of brokered deposits is generally one to three days. The rates paid on these brokered deposits are typically equal to or slightly less than the high end of the interest rates in the Bank's competitive market area. Brokered deposits amounted to 8.1% and 6.5% of our total deposits at December 31, 2005 and 2004, respectively.

INVESTMENTS

         We invest a portion of our assets in U.S. mortgage-backed securities and federal funds sold. Our investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds with minimal risk, for liquidity to fund increases in loan demand or to offset fluctuations in deposits, and for asset-liability management in order to decrease our exposure to interest-rate risk.

         In addition to investments for our portfolio, we monitor our daily cash position to ensure that all available funds earn interest at the earliest possible date. A portion of the investment account is designated as secondary reserves and invested in liquid securities that can be readily converted to cash with minimum risk of market loss. These investments usually consist of federal funds sold. This money is invested on an overnight basis with approved correspondent banks.

         The remainder of the investment account may be placed in investment securities of different type and longer maturity, primarily mortgage-backed securities. We attempt to stagger the maturities of our securities so as to produce a steady cash flow in the event we need cash and to better match our interest-rate sensitive liabilities. Mortgage-backed securities generally have a shorter life than the stated maturity.

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

INTERNET BANKING

         We maintain a website at www.optimumbank.com where customers can access account balances, view current account activity and their previous statement, view images of paid checks and transfer funds between accounts. Our website provides information regarding our Visa credit card offering.

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

EMPLOYEES

         As of December 31, 2005, we had 21 full-time employees (including executive officers). The employees are not represented by a collective bargaining unit. We consider relations with employees to be good.

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

         The BHCA further prohibits a person or group of persons from acquiring "control" of a bank holding company unless the Federal Reserve Bank has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Securities and Exchange Act of 1934 ("Exchange Act") would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company. In addition, any person or group of persons must obtain the approval of the Federal Reserve under the BHCA before acquiring 25% (5% in the case of an acquirer that is already a bank holding company) or more of the outstanding common stock of a bank holding company, or otherwise obtaining control or a "controlling influence" over the bank holding company.

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

         SARBANES-OXLEY ACT. In July 2002, the Sarbanes-Oxley Act of 2002 (the "Sarbanes Act") was enacted to curtail corporate accounting irregularities. The Securities and Exchange Commission (the "SEC") has promulgated regulations pursuant to the Sarbanes Act. The Sarbanes-Oxley Act amends the Exchange Act to prohibit a registered public accounting firm from performing specified nonaudit services contemporaneously with a mandatory audit. The Sarbanes-Oxley Act also vests the audit committee of an issuer with responsibility for the appointment, compensation, and oversight of any registered public accounting firm employed to perform audit services. It requires each committee member to be a member of the board of directors of the issuer, and to be otherwise independent. The Sarbanes-Oxley Act further requires the chief executive officer and chief financial officer of an issuer to make certain certifications as to each annual or quarterly report. The SEC also requires the company to issue a code of ethics for senior financial officers of the company. Further, the Sarbanes-Oxley Act adds a criminal penalty of fines and imprisonment of up to 10 years for securities fraud. The passage of the Sarbanes Act and the regulations implemented by the SEC subject publicly-traded companies such as the Company to additional and more extensive reporting regulations and disclosure.

         BANK REGULATION

         GENERAL. The Bank is chartered under the laws of the State of Florida, and its deposits are insured by the FDIC to the extent provided by law. The Bank is subject to comprehensive regulation, examination and supervision by the FDIC and the Florida Office of Financial Regulation (the "Florida Office") and to other laws and regulations applicable to banks. Such regulations include limitations on loans to a single borrower and to its directors, officers and employees; limitations on the types of activities a state bank can conduct, restrictions on the opening and closing of branch offices; the maintenance of required capital ratios; the granting of credit under equal and fair conditions; and the disclosure of the costs and terms of such credit. The Bank is examined periodically by the FDIC and the Florida Office, to whom it submits periodic reports regarding its financial condition and other matters. The FDIC and the Florida Office have a broad range of powers to enforce regulations under their jurisdiction, and to take discretionary actions determined to be for the protection and safety and soundness of banks, including the institution of cease and desist orders and the removal of directors and officers. The FDIC and the Florida Office also have the authority to approve or disapprove mergers, consolidations, and similar corporate actions.

         DIVIDENDS. The Company's ability to pay dividends is substantially dependent on the ability of the Bank to pay dividends to the Company. The FDIC and the Florida Office have the general authority to limit the dividend payment by banks if such payment may be deemed to constitute an unsafe and unsound practice. For information on the restrictions on the right of the Bank to pay dividends to the Company, see Part II -- Item 5 "Market for the Registrant's Common Equity and Related Stockholder Matters."

         LOANS TO ONE BORROWER. Florida law generally allows a state bank such as the Bank to extend credit to any one borrower (and certain related entities of such borrower) in an amount up to 25% of its capital accounts, provided that the unsecured portion may not exceed 15% of the capital accounts of the bank. Based upon the Bank's capital, the maximum loan the Bank is currently permitted to make is approximately $5.8 million, provided the unsecured portion does not exceed approximately $3.5 million.

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

         Under Florida law, no person or group of persons may, directly or indirectly or acting by or through one or more persons, purchase or acquire a controlling interest in any bank which would result in the change in control of that bank unless the Florida Office first shall have approved such proposed acquisition. A person or group will be deemed to have acquired "control" of a bank (i) if the person or group, directly or indirectly or acting by or through one, or more other persons, owns, controls, or has power to vote 25% or more of any class of voting securities of the bank, or controls in any manner the election of a majority of the directors of the bank, or (ii) if the Florida Office determines that such person exercises a controlling influence over the management or policies of the bank. In any case where a proposed purchase of voting securities would give rise to a presumption of control, the person or group who proposes to purchase the securities must first file written notice of the proposal to the Florida Office for its review and approval. Subsections 658.27(2)(c) and 658.28(3), Florida Statutes, refer to a potential change of control of a financial institution at a 10% or more threshold and rebuttable presumption of control. Accordingly, the name of any subscriber acquiring more than 10% of the voting securities of the Bank must be submitted to the Florida Office for prior approval.

         OTHER CONSUMER LAWS. State usury laws and federal laws concerning interest rates limit the amount of interest and various other charges collected or contracted by a bank. The Bank's loans are also subject to federal laws applicable to consumer credit transactions, such as the:

          |X| Federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers;
          |X| Community Reinvestment Act requiring financial institutions to meet their obligations to provide for the total credit needs of the communities they serve, including investing their assets in loans to low and moderate-income borrowers;
          |X| Home Mortgage Disclosure Act requiring financial institutions to provide information to enable public officials to determine whether a financial institution is fulfilling its obligations to meet the housing needs of the community it serves;
          |X| Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibitive factors in extending credit;
          |X| Real Estate Settlement Procedures Act which requires lenders to disclose certain information regarding the nature and cost of real estate settlements, and prohibits certain lending practices, as well as limits escrow account amounts in real estate transactions;
          |X| Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies;
          |X| Fair and Accurate Credit Transactions Act which establishes additional rights for consumers to obtain and correct credit reports, addresses identity theft, and establishes additional requirements for consumer reporting agencies and financial institutions that provide adverse credit information to a consumer reporting agency; and
          |X| the rules and regulations of various federal agencies charged with the responsibility of implementing such federal laws.

         The Bank's deposit and loan operations are also subject to the:

          |X| The Gramm-Leach-Bliley Act of 1999 privacy provisions, which require us to maintain privacy policies intended to safeguard consumer financial information, to disclose these policies to our customers, and allow customers to "opt-out" of having their financial service providers disclose their confidential financial information to non-affiliated third parties, subject to certain exceptions;
          |X| Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

          |X| Electronic Funds Transfer Act and Regulation E, which govern automatic deposits to, and withdrawals from, deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.
          |X| USA Patriot Act and regulations, which require each financial institution to develop a Customer Identification Program as part of its Bank Secrecy Act/Anti-Money Laundering compliance program to determine the true identity of its customers, document and verify the information, and determine whether the customer appears on any federal government list of known or suspected terrorists.
          |X| Check Clearing for the 21st Century Act, which went into effect on October 28, 2004, and authorizes substitute checks to replace paper checks if they contain the same information as the original. This Act enables institutions to process checks electronically. While the rules do not require institutions to send or receive electronic images, once a properly created substitute check is warranted by a financial institution, it becomes the legal equivalent of the original check and must be accepted by all persons for all purposes.

         CAPITAL ADEQUACY REQUIREMENTS

         The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common and qualifying preferred shareholders' equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses except for certain limitations. An institution's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. At December 31, 2005 both the Company and the Bank met all capital requirements to which they were subject.

         The FDIC Improvement Act of 1991 ("FDICIA") contains "prompt corrective action" provisions pursuant to which banks are to be classified into one of five categories based upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized" and which require (subject to certain exceptions) the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes "significantly undercapitalized" or "critically undercapitalized." Under regulations implementing the "prompt corrective action" provisions of FDICIA, the FDIC possesses broad powers to take prompt corrective action as deemed appropriate for a bank, based on the bank's capital levels. The extent of these powers depends upon whether the bank in question is considered "well-capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", or "critically undercapitalized". Generally, as a bank is deemed to be less well-capitalized, the scope and severity of the FDIC's powers increase, ultimately permitting the FDIC to appoint a receiver for the bank. Business activities may also be influenced by a bank's capital classification. For instance, only a "well-capitalized" bank may accept brokered deposits without prior regulatory approval, and can engage in various expansion activities with prior notice, rather than prior regulatory approval. Failure to meet these capital requirements could subject the bank to the prompt corrective action provisions of the FDIC, which may include filing with the FDIC a plan describing the means and a schedule for achieving the minimum capital requirements. In addition, a bank would not be able to receive regulatory approval of any application that required consideration of capital adequacy, such as a branch or merger application, unless it could demonstrate a reasonable plan to meet the capital requirement within an acceptable period of time. As of December 31, 2005, the Bank met the capital requirements of a "well capitalized" institution.

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


ITEM 2.  PROPERTIES


         The following table sets forth information with respect to our main office and branch offices as of December 31, 2005.


                                            YEAR FACILITY
LOCATION                                       OPENED            FACILITY STATUS
--------                                    --------------       ---------------
Executive Office

2477 East Commercial Boulevard
Fort Lauderdale, Florida 33308                  2004                  Owned

Branch Offices

10197 Cleary Boulevard
Plantation, Florida 33324                       2000                  Owned

3524 North Ocean Boulevard
Fort Lauderdale, Florida 33308                June 2003               Owned

2215 West Hillsboro Boulevard
Deerfield Beach, Florida 22442              January 2004              Leased (1)

------------
(1) Lease is for a ten-year term, with two five-year options to renew, for 2500 square feet. The monthly lease payment at as of December 2005 is $6,073.


ITEM 3.  LEGAL PROCEEDINGS

         As of December 31, 2005, we were not a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2005.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         Our common stock has been traded on the NASDAQ Capital Market, currently under the symbol "OPHC," since May 8, 2003. Prior to May 8, 2003, there was no established trading market for our common stock. Prior to the reorganization of the Bank as a wholly owned subsidiary of the Company on May 6, 2004, the Bank's common stock traded under the symbol "OPBK." The table below presents the high and low bid prices on the Company and the Bank's common stock in 2004 and 2005. These prices represent inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         YEAR             QUARTER              HIGH                 LOW
         ----             -------            --------            --------
         2004             First              $   9.50            $   8.04
                          Second              $ 12.90            $   8.96
                          Third               $ 11.50            $   9.06
                          Fourth              $ 13.45            $   9.30

         2005             First               $ 13.50             $ 10.25
                          Second              $ 12.00            $   9.90
                          Third               $ 11.20            $   9.80
                          Fourth              $ 10.50            $   9.90

         We had approximately 235 registered holders of record as of December 31, 2005.

         We have not paid any cash dividends in the past. We intend that, for the foreseeable future, we will retain earnings to finance continued growth rather than pay cash dividends on our common stock.

         As a state chartered bank, the Bank is subject to dividend restrictions set by Florida law and the FDIC. Except with the prior approval of the Florida Office, all dividends of any Florida bank must be paid out of retained net profits from the current period and the previous two years, after deducting expenses, including losses and bad debts. In addition, a state-chartered bank in Florida is required to transfer at least 20% of its net income to surplus until its surplus equals the amount of paid-in capital. Under the Federal Deposit Insurance Act, an FDIC-insured institution may not pay any dividend if payment would cause it to become undercapitalized or while it is undercapitalized.

         The Company has only two compensation plans under which shares of its common stock are issuable. These two plans are its Stock Option Plan, previously approved by our stockholders, and its Non-Employee Directors' Fee Compensation and Stock Purchase Plan, which was not approved by our shareholders. The following table sets forth information as of December 31, 2005 with respect to the number of shares of our common stock issuable pursuant to these two plans.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                  (A)                         (B)                       (C)
                                                                                               NUMBER OF SECURITIES
                                                                        WEIGHTED-AVERAGE      REMAINING AVAILABLE FOR
                                                                        EXERCISE PRICE OF      FUTURE ISSUANCE UNDER
                                         NUMBER OF SECURITIES              OUTSTANDING          EQUITY COMPENSATION
                                      TO BE ISSUED UPON EXERCISE        OPTIONS, WARRANTS         PLANS (EXCLUDING
                                        OF OUTSTANDING OPTIONS                 AND              SECURITIES REFLECTED
PLAN CATEGORY                             WARRANTS AND RIGHTS                RIGHTS                 IN COLUMN (A)
--------------------                  --------------------------        -----------------      -----------------------
Equity compensation plans
    approved by security holders               474,800                       $ 7.98                         0

Equity compensation plans not
    approved by security holders                                                                        9,808 (1)

Total                                          474,800                       $ 7.98                     9,808

------------
(1) Shares purchased by non-employee directors with fees for attendance at Board of Director meetings under the Non-Employee Directors' Fee Compensation and Stock Purchase Plan. Annual accumulated fees are used to purchase stock after the end of each year at the closing price of the stock on the last business day of each quarter in which the fees are earned. For the year ended December 31, 2005, the Company sold 1,540 shares of stock at an average price of $10.41-$10.47 per share to its outside directors under the Plan. The shares are exempt from registration under Section 4(2) of the Securities Act of 1933 which contains an exemption for transactions by an issuer not involving any public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             SELECTED FINANCIAL DATA

                   AT DECEMBER 31, OR FOR THE YEAR THEN ENDED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE FIGURES)

                                                         2005          2004         2003           2002          2001
                                                      ----------    ----------   -----------    ----------    ----------
AT YEAR END:

Cash and cash equivalents                             $    1,154         3,223           539         3,801         5,491
Securities held to maturity                               25,618        24,134        16,539         6,550            --
Security available for sale                                  243           247           246            --            --
Loans, net                                               170,226       128,810       111,320        60,537        31,153
Loans held for sale                                           --           509         1,406         2,086         2,745
All other assets                                           8,803         7,635         5,129         2,309         1,415
                                                      ----------    ----------   -----------    ----------    ----------
     Total assets                                     $  206,044       164,558       135,179        75,283        40,804
                                                      ==========    ==========   ===========    ==========    ==========
Deposit accounts                                         114,064        97,994        80,744        51,742        28,526
Federal Home Loan Bank advances                           52,950        37,650        29,500         9,500         3,800
Other borrowings                                          12,950         5,000         8,750            --            --
Junior subordinated debenture                              5,155         5,155            --            --            --
All other liabilities                                      2,515         2,036         1,285           415            81
Stockholders' equity                                      18,410        16,723        14,900        13,626         8,397
                                                      ----------    ----------   -----------    ----------    ----------
     Total liabilities and stockholders' equity       $  206,044       164,558       135,179        75,283        40,804
                                                      ==========    ==========   ===========    ==========    ==========
FOR THE YEAR:

Total interest income                                     11,334         8,815         6,516         3,989         1,920
Total interest expense                                     5,841         4,032         2,986         1,922         1,010
                                                      ----------    ----------   -----------    ----------    ----------
Net interest income                                        5,493         4,783         3,530         2,067           910
Provision for loan losses                                    149           136           204           115            27
                                                      ----------    ----------   -----------    ----------    ----------
Net interest income after provision for loan losses        5,344         4,647         3,326         1,952           883

Noninterest income                                           635           690           323           243           118
Noninterest expenses                                       3,396         2,801         2,075         1,384         1,090
                                                      ----------    ----------   -----------    ----------    ----------
Earnings (loss) before income taxes (benefit)              2,583         2,536         1,574           811           (89)
Income taxes (benefit)                                       982           966           600           309           (34)
                                                      ----------    ----------   -----------    ----------    ----------
Net earnings (loss)                                   $    1,601         1,570           974           502           (55)
                                                      ==========    ==========   ===========    ==========    ==========
Net earnings (loss) per share, basic                  $      .60           .60           .37           .25          (.03)
                                                      ==========    ==========   ===========    ==========    ==========
Net earnings (loss) per share, diluted                $      .58           .58           .37           .25          (.03)
                                                      ==========    ==========   ===========    ==========    ==========
Weighted-average number of shares
     outstanding, basic                                2,658,848     2,636,324     2,609,248     2,016,680     1,643,500
                                                      ==========    ==========   ===========    ==========    ==========
Weighted-average number of shares
     outstanding, diluted                              2,761,797     2,718,712     2,663,892     2,045,786     1,643,500
                                                      ==========    ==========   ===========    ==========    ==========
RATIOS AND OTHER DATA:

Return on average assets                                     .86%         1.06%          .95%          .87%        (0.21%)
Return on average equity                                    9.09%        10.05%         6.99%         5.25%        (0.75%)
Average equity to average assets                            9.42%        10.53%        13.62%        16.61%        28.49%
Net interest margin during the year                         3.08%         3.35%         3.56%         3.77%         3.79%
Interest-rate spread during the year                        2.84%         3.05%         3.11%         3.21%         2.40%
Net yield on average interest-earning assets                6.36%         6.18%         6.56%         7.27%         8.00%
Noninterest expenses to average assets                      1.82%         1.89%         2.03%         2.41%         4.26%
Ratio of average interest-earning assets to
     average interest-bearing liabilities                   1.08          1.11          1.15          1.16          1.33
Nonperforming loans and foreclosed real estate
     as a percentage of total assets at end of year           --          2.54%           --            --            --
Allowance for loan losses as a percentage of
     total loans at end of year                              .46%          .49%          .44%          .48%          .56%
Total number of banking offices                                3             3             3             1             1
Total shares outstanding at end of year                2,663,775     2,650,102     2,613,501     2,564,839     1,841,400
Book value per share at end of year                   $     6.91          6.31          5.70          5.31          4.56

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               DECEMBER 31, 2005 AND 2004 AND THE YEARS THEN ENDED


GENERAL

         The Company was formed in 2004 as a Florida corporation to serve as a one-bank holding company for OptimumBank and acquired all of the shares of the Bank in May 2004 in a statutory share exchange. The Company's only business is the ownership and operation of the Bank which opened in November 2000. The Bank's deposits are insured by the FDIC. The Bank provides community banking services and products to individuals and businesses in Broward, Miami-Dade and Palm Beach counties. At December 31, 2005, the Company had total assets of $206 million, net loans of $170.2 million, total deposits of $114.1 million and stockholder's equity of $18.4 million. During 2005, the Company had net earnings of $1,601,000.

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

REGULATION AND LEGISLATION

         As a state-chartered commercial bank, the Bank is subject to extensive regulation by the Florida Office of Financial Regulation ("Florida Office") and the FDIC. We file reports with the Florida Office and the FDIC concerning our activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. Periodic examinations are performed by the Florida Office and the FDIC to monitor our compliance with the various regulatory requirements. The Company is also subject to regulation and examination by the Federal Reserve Board of Governors.

LOAN PORTFOLIO, ASSET QUALITY AND CREDIT RISK

         Our primary business is making real estate loans. This activity may subject us to potential loan losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond our control. We have instituted detailed loan policies and procedures which include underwriting guidelines to minimize loss exposure. We also have credit review procedures to protect us from avoidable credit losses. We believe our procedures are adequate to insure asset quality and protect against credit risk, but some losses beyond our control will inevitably occur. In 2005, we had a $243,000 charge-off related to one foreclosed residential property.

         The following table sets forth the composition of our loan portfolio:

                                                                                         AT DECEMBER 31,
                                                                        -----------------------------------------------
                                                                                   2005                    2004
                                                                        -----------------------    --------------------
                                                                                         % OF                    % OF
                                                                          AMOUNT         TOTAL       AMOUNT      TOTAL
                                                                        ----------      -------    ----------  --------
                                                                                       (DOLLARS IN THOUSANDS)
               Residential real estate................................. $   65,016        38.29%   $   61,070     47.38%
               Multi-family real estate................................     15,135         8.91        10,853      8.42
               Commercial real estate..................................     54,286        31.97        38,064     29.53
               Developed Land..........................................     34,760        20.47        18,169     14.09
               Commercial..............................................        570          .33           581       .45
               Consumer and other......................................         43          .03           162       .13
                                                                        ----------      -------    ----------  --------
                  Total loans..........................................    169,810       100.00%      128,899    100.00%

               Add (deduct):
                 Allowance for loan losses.............................       (777)          --          (628)       --
                Net deferred loan costs................................      1,193           --           539        --

               Loans, net.............................................. $  170,226           --    $  128,810        --

         The following table sets forth the activity in the allowance for loan losses (dollars in thousands):

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                        -------------------------
                                                                                          2005             2004
                                                                                        --------         --------

               Beginning balance.................................................       $    628         $    492
               Provision for loan losses.........................................            149              136
               Loans charged off.................................................             --               --
               Recoveries on loans...............................................             --               --
                                                                                        --------         --------
               Ending balance....................................................       $    777         $    628

         We evaluate the allowance for loan losses on a regular basis. It is based upon our periodic review of the collectibility of the existing loan portfolio in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of underlying collateral and prevailing economic conditions. We base the allowance for loan losses on a grading system and also allocate an allowance by loan type based on the aggregate historical loss experience of similar banks. The allowance for loan losses represented .46% and .49% of the total loans outstanding at December 31, 2005 and 2004, respectively.

         The following table sets forth our allowance for loan losses by loan type (dollars in thousands):

                            ALLOWANCE FOR LOAN LOSSES

                                                                                            AT DECEMBER 31,
                                                                           ----------------------------------------------
                                                                                    2005                    2004
                                                                           ---------------------    ---------------------
                                                                                         % OF                     % OF
                                                                                         TOTAL                    TOTAL
                                                                             AMOUNT      LOANS        AMOUNT      LOANS
                                                                           ---------   ---------    ---------   ---------
               Residential real estate.............................        $     206       38.29%   $     218       47.38%
               Multi-family real estate............................               81        8.91           52        8.42
               Commercial real estate..............................              347       31.97          240       29.53
               Land................................................              140       20.47          115       14.09
               Commercial..........................................                3         .33            3         .45
               Consumer and other..................................               --         .03            -         .13
                                                                           ---------   ---------    ---------   ---------
               Total allowance for loan losses.....................        $     777      100.00%   $     628      100.00%
                                                                           =========   =========    =========   =========

               Allowance for loan losses as a percentage of
                  total loans outstanding..........................             0.46%         --         0.49%         --
                                                                           =========   =========    =========   =========

         Loans identified as impaired are as follows (in thousands):

                                                                                                     AT DECEMBER 31,
                                                                                                 ---------------------
                                                                                                   2005         2004
                                                                                                 --------     --------
                Gross loans without related allowance for losses.............................    $     --     $  3,268
                Gross loans with related allowance for losses recorded.......................          --           --

                Less:  Allowance for these loans.............................................          --           --
                                                                                                 --------     --------
                Net investment in impaired loans.............................................    $     --     $  3,268
                                                                                                 ========     ========

                Total nonaccrual loans.......................................................    $     --     $  3,268
                                                                                                 ========     ========
                Total loans past due 90 days or more and still accruing interest.............    $     --     $     --
                                                                                                 ========     ========

                                                                                                 YEAR ENDED DECEMBER 31,
                                                                                                 ---------------------
                                                                                                   2005         2004
                                                                                                 --------     --------

                Average net investment in impaired loans.....................................    $    844     $    928
                                                                                                 ========     ========
                Interest income recognized on impaired loans.................................    $     --     $     --
                                                                                                 ========     ========
                Interest income received on impaired loans...................................    $     --     $     --
                                                                                                 ========     ========

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity represents an institution's ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Our ability to respond to the needs of depositors and borrowers and to benefit from investment opportunities is facilitated through liquidity management.

         Our primary sources of cash during the year ended December 31, 2005 were from net deposit inflows of $16.1 million, other borrowings of $8 million, Federal Home Loan Bank advances of $15.3 million, and principal repayments of securities held to maturity of $6.4 million. Cash was used primarily to originate real estate loans totaling $42.5 million and to purchase securities held to maturity totaling $7.8 million. In order to increase our core deposits, we have priced our deposit rates competitively. We will adjust rates on our deposits to attract or retain deposits as needed. In addition to obtaining funds from depositors in our market area, from time to time we have utilized brokers to obtain deposits outside our market area.

         In addition to obtaining funds from depositors, we may borrow funds from other financial institutions. We are a member of the Federal Home Loan Bank of Atlanta, which allows us to borrow funds under a pre-arranged line of credit equal to 40% of the Bank's total assets. As of December 31, 2005, we had $53 million in borrowings outstanding from the Federal Home Loan Bank of Atlanta to facilitate loan fundings and manage our asset and liability structure. In addition, we have an unsecured "federal funds" line of credit with Independent Bankers Bank of Florida totaling $6 million, none of which was outstanding at December 31, 2005. This credit line is normally used to meet short-term funding demands. At December 31, 2005, we sold securities under an agreement to repurchase totaling $12,950,000. These borrowings are collateralized by securities held to maturity with a carrying value of $15.2 million at December 31, 2005. We believe our liquidity sources are adequate to meet our operating needs.

SECURITIES

         Our securities portfolio is comprised of mortgage-backed securities and a mutual fund. The securities portfolio is categorized as either "held to maturity" or "available for sale." Securities held to maturity represent those securities which we have the positive intent and ability to hold to maturity. These securities are carried at amortized cost. Securities available for sale represent those investments which may be sold for various reasons including changes in interest rates and liquidity considerations. These securities are reported at fair market value and unrealized gains and losses are excluded from earnings and reported in other comprehensive income.

         The following table sets forth the amortized cost and fair value of our securities portfolio (dollars in thousands):

                                                           AMORTIZED      FAIR
                                                             COST         VALUE
                                                          --------      --------
       AT DECEMBER 31, 2005:
          Securities held to maturity-
                Mortgage-backed securities..............  $ 25,618      $ 25,096
                                                          ========      ========
          Available for sale -
                Mutual fund.............................  $    250      $    243
                                                          ========      ========
       AT DECEMBER 31, 2004:
          Securities held to maturity-
                Mortgage-backed securities..............  $ 24,134      $ 24,065
                                                          ========      ========
          Available for sale -
                Mutual fund.............................  $    250      $    247
                                                          ========      ========

         The following table sets forth, by maturity distribution, certain information pertaining to the securities portfolio (dollars in thousands):

                                                             AFTER ONE    AFTER FIVE
                                                             BUT WITHIN      YEARS
                                                 WITHIN         FIVE        THROUGH        AFTER TEN
                                                 ONE YEAR       YEARS      TEN YEARS         YEARS      TOTAL      YIELD
                                                 ========     ========      ========        ========   ========   ========
         AT DECEMBER 31, 2005:
             Mortgage-backed securities........  $     --           --            --          25,618     25,618       4.49%
                                                 ========     ========      ========        ========   ========   ========

REGULATORY CAPITAL ADEQUACY

         The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the Federal and state banking agencies. As of December 31, 2005, the most recent notification from the regulatory authorities categorized our Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the following tables. There are no conditions or events since that notification that management believes have changed our category. Prompt corrective action provisions are not applicable to bank holding companies.

         The following table sets forth for the Company and the Bank the amount and the percentage of our actual regulatory capital, regulatory capital for capital adequacy purposes, and the minimum regulatory capital to be well capitalized under the prompt corrective action provisions of the Federal regulations.

                         REGULATORY CAPITAL REQUIREMENTS

                                                                                                  MINIMUM
                                                                                                TO BE WELL
                                                                                             CAPITALIZED UNDER
                                                                    FOR CAPITAL ADEQUACY     PROMPT CORRECTIVE
                                                 ACTUAL                   PURPOSES           ACTION PROVISIONS
                                         ---------------------    ---------------------    ---------------------
                                           AMOUNT         %         AMOUNT         %        AMOUNT          %
                                         --------     --------    ---------    --------    --------     --------
     AS OF DECEMBER 31, 2005:
         Total capital to Risk-
           Weighted assets:
              Company...............     $ 24,169       16.45%    $  11,751       8.00%    $     N/A       10.00%
              Bank............             23,891       16.27        11,746       8.00        14,684       10.00
         Tier I Capital to Risk-
           Weighted Assets:
              Company...............       23,392       15.93         5,873       4.00           N/A         N/A
              Bank..................       23,114       15.74         5,874       4.00         8,811        6.00
         Tier I Capital
           to Total Assets:
              Company...............       23,392       11.64         8,247       4.00           N/A         N/A
              Bank..................       23,114       11.50         8,040       4.00        10,050        5.00

     AS OF DECEMBER 31, 2004:
         Total capital to Risk-
           Weighted assets:
              Company...............       22,329       20.68         8,639       8.00           N/A       10.00
              Bank..................       22,207       20.57         8,636       8.00        10,795       10.00
         Tier I Capital to Risk-
           Weighted Assets:
              Company...............       21,701       20.10         4,320       4.00           N/A         N/A
              Bank..................       21,579       19.99         4,318       4.00         6,477        6.00
         Tier I Capital
           to Total Assets:
              Company...............       21,701       13.49         6,433       4.00           N/A         N/A
              Bank..................       21,579       13.42         6,433       4.00         8,041        5.00

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

         The following table sets forth certain information relating to our interest-earning assets and interest-bearing liabilities at December 31, 2005, that are estimated to mature or are scheduled to reprice within the period shown (dollars in thousands):

                        GAP MATURITY / REPRICING SCHEDULE

                                                                         MORE            MORE
                                                                       THAN ONE        THAN FIVE
                                                           ONE         YEAR AND        YEARS AND         OVER
                                                         YEAR OR       LESS THAN       LESS THAN       FIFTEEN
                                                          LESS         FIVE YEARS     FIFTEEN YEARS      YEARS         TOTAL
                                                        --------        --------        --------       --------       --------
          Loans (1):
              Residential real estate loans ......      $ 22,568          39,928           2,520             --         65,016
              Multi-family real estate loans .....         4,077          10,739             319             --         15,135
              Commercial real estate loans .......         3,436          47,356             225          3,269         54,286
              Land ...............................         9,311          25,449              --             --         34,760
              Commercial .........................           570              --              --             --            570
              Consumer loans .....................            43              --              --             --             43
                                                        --------        --------        --------       --------       --------
              Total loans ........................        40,005         123,472           3,064          3,269        169,810

         Federal funds sold ......................           652              --              --             --            652
         Securities (2) ..........................           243           8,726          12,188          4,704         25,861
         Federal Home Loan Bank stock ............         2,712              --              --             --          2,712
                                                        --------        --------        --------       --------       --------
              Total rate-sensitive assets ........        43,612         132,198          15,252          7,973        199,035
                                                        --------        --------        --------       --------       --------
         Deposit accounts (3):
              Money-market deposits ..............         3,509              --              --             --          3,509
              Interest-bearing checking deposits..         2,382              --              --             --          2,382
              Savings deposits ...................         1,159              --              --             --          1,159
              Time deposits ......................        57,194          49,430              --             --        106,624
                                                        --------        --------        --------       --------       --------
              Total deposits .....................        64,244          49,430              --             --        113,674

         Federal Home Loan Bank advances .........        20,500          32,450              --             --         52,950
         Other borrowings ........................         4,600           8,350              --             --         12,950
         Junior subordinated debenture ...........            --           5,155              --             --          5,155
                                                        --------        --------        --------       --------       --------
         Total rate-sensitive liabilities ........        89,344          95,385              --             --        184,729
                                                        --------        --------        --------       --------       --------
         GAP (repricing differences) .............      $(45,732)         36,813          15,252          7,973         14,306
                                                        ========        ========        ========       ========       ========

         Cumulative GAP ..........................      $(45,732)         (8,919)          6,333          14,30             --
                                                        ========        ========        ========       ========       ========
         Cumulative GAP/total assets .............        (22.20)%         (4.33)%          3.07%          6.94%            --
                                                        ========        ========        ========       ========       ========

------------
(1) In preparing the table above, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayment, according to their maturities. (2) Securities are scheduled through the repricing date. (3) Money-market, interest-bearing checking and savings deposits are regarded as readily accessible withdrawable accounts. All other time deposits are scheduled through the maturity dates.

         The following table sets forth loan maturities by type of loan at December 31, 2005 (dollars in thousands):

                                                                        AFTER ONE
                                                          ONE YEAR      BUT WITHIN      AFTER
                                                           OR LESS      FIVE YEARS    FIVE YEARS    TOTAL
                                                          --------      --------      --------    --------
                 Residential real estate ...............  $  1,601             8        63,407      65,016
                 Multi-family real estate ..............        --         3,740        11,395      15,135
                 Commercial real estate ................        --         5,417        48,869      54,286
                 Developed land ........................     7,239         7,405        20,116      34,760
                 Commercial ............................        --           570            --         570
                 Consumer and other ....................        43            --            --          43
                                                          --------      --------      --------    --------
                 Total .................................  $  8,883        17,140       143,787     169,810
                                                          ========      ========      ========    ========

         The following table sets forth the maturity or repricing of loans by interest type at December 31, 2005 (dollars in thousands):

                                                                        AFTER ONE
                                                          ONE YEAR      BUT WITHIN      AFTER
                                                           OR LESS      FIVE YEARS    FIVE YEARS    TOTAL
                                                          --------      --------      --------    --------
                 Fixed interest rate....................  $  1,383         9,619         6,038      17,040
                 Variable interest rate.................    38,622       113,853           295     152,770
                                                          --------      --------      --------    --------
                 Total..................................  $ 40,005       123,472         6,333     169,810
                                                          ========      ========      ========    ========

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

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

         We are party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and undisbursed loans in process. At December 31, 2005, we had outstanding commitments to originate real estate loans totaling $10 million and undisbursed loans in process totaling $456,000. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the consolidated balance sheet. The contractual amounts of those instruments reflect the extent of the Company's involvement in particular classes of financial instruments.

         Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance-sheet instruments.

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

         The following is a summary of the Bank's contractual obligations, including certain on-balance sheet obligations, at December 31, 2005 (in thousands):

                                                                         PAYMENTS DUE BY PERIOD
                                                     --------------------------------------------------------------
                                                                      LESS                                   MORE
                                                                     THAN 1        1-3           3-5        THAN 5
          CONTRACTUAL OBLIGATIONS                       TOTAL         YEAR        YEARS         YEARS        YEARS
                                                     --------      --------    --------      --------      --------
          Federal Home Loan Bank advances..........  $ 52,950         8,500      16,500            --        27,950
          Junior subordinated debenture............     5,155            --          --         5,155            --
          Other borrowings.........................    12,950         4,600       8,350          -               --
          Operating leases.........................       597            71         148           154           224
          Loan commitments.........................    10,015        10,015          --            --            --
          Undisbursed loans in process.............       456           456          --            --            --
                                                     --------      --------    --------      --------      --------
          Total....................................  $ 82,123        23,642      24,998         5,309        28,174
                                                     ========      ========    ========      ========      ========

DEPOSITS

         Deposits traditionally are the primary source of funds for our use in lending, making investments and meeting liquidity demands. We have focused on raising time deposits primarily within our market area, which is the tri-county area of Broward, Miami-Dade and Palm Beach counties. However, we offer a variety of deposit products, which we promote within our market area. Net deposits increased $16.1 million and $17.3 million, for the years ended December 31, 2005 and 2004, respectively.

         We use brokered deposits to facilitate mortgage loan fundings in circumstances when larger than anticipated loan volumes occur and there is limited time to fund the additional loan demand through traditional deposit solicitation. In general, brokered deposits can be obtained in one to three days. The rates paid on these deposits are typically equal to or slightly less than the high end of the interest rates in our market area. Brokered deposits amounted to $9.3 million and $6.4 million as of December 31, 2005 and December 31, 2004, respectively.

         The following table displays the distribution of the Bank's deposits and the average interest rate paid at December 31, 2005 and 2004 (dollars in thousands):

                                                                                  AT DECEMBER 31,
                                                               ----------------------------------------------
                                                                        2005                    2004
                                                               --------------------     ---------------------
                                                                             % OF                      % OF
                                                                AMOUNT     DEPOSITS       AMOUNT     DEPOSITS
                                                               --------    --------     ---------    --------
          Noninterest-bearing demand deposits...............   $    390         .34%    $     558         .57%
          Interest-bearing demand deposits..................      2,382        2.09         1,662        1.70
          Money-market deposits.............................      3,509        3.08         3,840        3.92
          Savings...........................................      1,159        1.01         2,589        2.64
                                                               --------    --------     ---------    --------
               Subtotal.....................................      7,440        6.52         8,649        8.83
                                                               --------    --------     ---------    --------
          Time deposits:
               1.00% - 1.99%................................   $     --          --%    $   3,463        3.53%
               2.00% - 2.99%................................      7,201        6.31        36,393       37.14
               3.00% - 3.99%................................     48,410       42.44        25,451       25.97
               4.00% - 4.99%................................     47,819       41.92        15,028       15.33
               5.00% - 5.99%................................      3,179        2.79         8,365        8.54
               6.00% - 6.99%................................         --          --           575         .59
               7.00% - 7.99%................................         15         .02            70         .07
                                                               --------    --------     ---------    --------
               Total time deposits (1)......................    106,624       93.48        89,345       91.17
                                                               --------    --------     ---------    --------
               Total deposits...............................   $114,064      100.00%    $  97,994      100.00%
                                                               ========    ========     =========    ========

------------
(1) Included are Individual Retirement Accounts (IRA's) totaling $7,134,000 and $6,575,000 at December 31, 2005 and 2004, respectively, all of which are in the form of time deposits.

         Deposits of $100,000 or more, or Jumbo Time Deposits, are generally considered a more unpredictable source of funds. The following table sets forth our maturity distribution of deposits of $100,000 or more at December 31, 2005 and 2004 (dollars in thousands):

                                                               AT DECEMBER 31,
                                                             2005         2004
                                                          ---------    ---------
         Due three months or less........................ $   4,683    $   3,308
         Due more than three months to six months........     7,528        5,082
         More than six months to one year................     8,260        6,133
         One to five years...............................    19,463       12,478
                                                          ---------    ---------
         Total .......................................... $  39,934    $  27,001

ANALYSIS OF RESULTS OF OPERATIONS

         Our operating results depend primarily on our neinterest income, which is the difference between interest income on interest-earning assets, (i.e., loans and investments) and interest expense paid on interest-bearing liabilities, (i.e., deposits and borrowings). Net interest income is determined by the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest-rate spread") and the relative amounts of interest-earning assets and interest-bearing liabilities. Our interest-rate spread is affected by regulatory, economic, and competitive factors that influence interest rates, loan demand, and deposit flows. In addition, our net earnings are also affected by the level of nonperforming loans and foreclosed real estate, as well as the level of our noninterest income and our noninterest expenses, such as salaries and employee benefits, occupancy and equipment costs and income taxes.

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

                                                                        YEARS ENDED DECEMBER 31,
                                            -------------------------------------------------------------------------
                                                             2005                                2004
                                            -----------------------------------     ---------------------------------
                                                           INTEREST      AVERAGE                  INTEREST     AVERAGE
                                              AVERAGE         AND        YIELD/       AVERAGE        AND       YIELD/
                                              BALANCE      DIVIDENDS      RATE        BALANCE     DIVIDENDS     RATE
                                            ---------     --------     --------     ---------    --------    --------
Interest-earning assets:
    Loans...............................    $ 145,961        9,928         6.80%    $ 118,887       7,876        6.62%
    Securities..........................       28,305        1,260         4.45        18,641         838        4.50
    Other interest-earning assets (1)...        4,008          146         3.64         5,156         101        1.96
                                            ---------     --------                  ---------    --------
      Total interest-earning assets/
        interest income.................      178,274       11,334         6.36       142,684       8,815        6.18
                                            ---------     --------                  ---------    --------
Cash and due from banks.................          211           --           --           417          --          --
Premises and equipment..................        4,113           --           --         2,857          --          --
Other assets............................        4,383           --           --         2,432          --          --
                                            ---------                               ---------
      Total assets......................    $ 186,981           --           --     $ 148,390          --          --
                                            =========                               =========
Interest-bearing liabilities:
    Savings, NOW and money-
      market deposits...................        7,493           80         1.07         8,703         110        1.26
    Time deposits.......................       99,236        3,620         3.65        82,106       2,727        3.32
    Borrowings (4)......................       59,050        2,141         3.63        37,806       1,195        3.16
                                            ---------     --------                  ---------    --------
      Total interest-bearing liabilities/
        interest expense................      165,779        5,841         3.52       128,615       4,032        3.13
                                            ---------     --------                  ---------    --------
Noninterest-bearing demand deposits.....          953           --           --           959          --          --
Other liabilities.......................        2,640           --           --         3,193          --          --
Stockholders' equity....................       17,609           --           --        15,623          --          --
                                            ---------                               ---------
      Total liabilities and
        stockholders' equity............    $ 186,981           --           --     $ 148,390          --          --
                                            =========                               =========
Net interest income.....................           --     $  5,493           --            --     $ 4,783          --
                                                          ========                                =======
Interest rate spread (2)................           --           --         2.84%           --          --        3.05%
                                                                           ====                                  ====
Net interest margin (3).................           --           --         3.08%           --          --        3.35%
                                                                           ====                                  ====

------------
(1) Includes interest-earning deposits with banks, Federal funds sold and Federal Home Loan Bank stock dividends.
(2) Interest rate spread represents the difference between average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net interest margin is net interest income divided by average interest-earning assets.
(4) Includes Federal Home Loan Bank advances, junior subordinated debenture and securities sold under an agreement to repurchase.

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

                                                                               YEAR ENDED DECEMBER 31,
                                                                                  2005 VERSUS 2004
                                                                       INCREASES (DECREASES) DUE TO CHANGE IN:
                                                                --------------------------------------------------
                                                                                             RATE/
                                                                  RATE       VOLUME         VOLUME          TOTAL
                                                                -------     --------        -------        -------
          Interest income:
              Loans..........................................   $   210        1,794             48          2,052
              Securities.....................................        (8)         434             (4)           422
              Other interest-earning assets..................        87          (23)           (19)            45
                                                                -------     --------        -------        -------
              Total interest income..........................       289        2,205             25          2,519
                                                                -------     --------        -------        -------
          Interest expense:
              Savings, NOW and money-market..................       (17)         (15)             2            (30)
              Time deposits..................................       268          569             56            893
              Borrowings.....................................       176          670            100            946
                                                                -------     --------        -------        -------
              Total interest expense.........................       427        1,224            158          1,809
                                                                -------     --------        -------        -------
              Net interest income............................   $  (138)         981           (133)           710
                                                                =======     ========        =======        =======

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

GENERAL. Net earnings for the year ended December 31, 2005, were $1,601,000 or $.60 per basic and $.58 per diluted share compared to net earnings of $1,570,000 or $.60 per basic and $.58 per diluted share for the year ended December 31, 2004. This increase in the Company's net earnings was primarily due to an increase in net interest income which was partially offset by an increase in interest and noninterest expenses, all of which were due to the overall growth of the Company.

INTEREST INCOME. Interest income increased to $11.3 million for the year ended December 31, 2005 from $8.8 million for the year ended December 31, 2004. Interest income on loans increased to $9.9 million due primarily to an increase in the average loan portfolio balance for the year ended December 31, 2005, and an increase in the average yield earned from 6.62% for the year ended December 31, 2004 to 6.80% for the year ended December 31, 2005. Interest on securities increased to $1.3 million due to an increase in the average balance during the year ended December 31, 2005.

INTEREST EXPENSE. Interest expense on deposit accounts increased to $3.7 million for the year ended December 31, 2005, from $2.8 million for the year ended December 31, 2004. Interest expense increased primarily because of an increase in the average balance of deposits during 2005. Interest expense on borrowings increased to $2.1 million for the year ended December 31, 2005 from $1.2 million for the year ended December 31, 2004 due to an increase in the average balance of Federal Home Loan Bank advances and other borrowings.

PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by us, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectibility of our loan portfolio. The provision for the year ended December 31, 2005, was $149,000 compared to $136,000 for the same period in 2004. Management believes the balance in the allowance for loan losses of $777,000 at December 31, 2005, is adequate.

NONINTEREST INCOME. Total noninterest income decreased to $635,000 for the year ended December 31, 2005, from $690,000 for the year ended December 31, 2004 primarily as a result of a decrease in service charges and fees of $64,000.

NONINTEREST EXPENSES. Total noninterest expenses increased to $3.4 million for the year ended December 31, 2005 from $2.8 million for the year ended December 31, 2004, primarily due to an increase in salaries and employee benefits of $107,000 and an increase in occupancy and equipment of $153,000, and a $243,000 charge-off related to one foreclosed residential property.

INCOME TAXES. Income taxes for the year ended December 31, 2005, were $982,000 (an effective rate of 38.0%) compared to income taxes of $966,000 (an effective rate of 38.1%) for the year ended December 31, 2004.

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


SELECTED QUARTERLY RESULTS

         Selected quarterly results of operations for the four quarters ended December 31, 2005 and 2004 are as follows (in thousands, except share amounts):

                                                 2005                                          2004
                                ---------------------------------------      --------------------------------------
                                FOURTH     THIRD     SECOND     FIRST         FOURTH    THIRD     SECOND     FIRST
                                QUARTER   QUARTER    QUARTER   QUARTER        QUARTER  QUARTER    QUARTER   QUARTER
                                -------   -------   -------     -------      -------    -------   -------   -------
Interest income..............   $ 3,231     2,891     2,796       2,416        2,321      2,254     2,093     2,147
Interest expense.............     1,693     1,528     1,423       1,197        1,143        995       943       951
                                -------   -------   -------     -------      -------    -------   -------   -------
Net interest income..........     1,538     1,363     1,373       1,219        1,178      1,259     1,150     1,196
Provision (credit) for
   loan losses...............        44       (40)      112          33           29         52        25        30
                                -------   -------   -------     -------      -------    -------   -------   -------
Net interest income after
   provision for loan losses.     1,494     1,403     1,261       1,186        1,149      1,207     1,125     1,166
Noninterest income...........        (7)      163       221         258          159        115       195       221
Noninterest expense..........       796       918       855         827          697        712       690       702
                                -------   -------   -------     -------      -------    -------   -------   -------
Earnings before
   income taxes..............       691       648       627         617          611        610       630       685
Net earnings.................       428       401       388         384          378        379       389       424
Basic earnings per
   common share..............       .16       .15       .15        .14           .15        .14      .15       .16
Diluted earnings per
   common share..............       .15       .15       .14        .14           .14        .14      .14       .16

ITEM 7.  FINANCIAL STATEMENTS
         The financial statements of the Company as of and for the years ended December 31, 2005 and 2004 are set forth in this Form 10-KSB as Exhibit 99.1and incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of the end of the fiscal year covered by this Report on Form 10-KSB and have concluded that Company's disclosure controls and procedures are effective. During the fourth quarter of 2005, there were no changes in Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The Company has a Code of Ethics that applies to its chief executive officer, chief operating officer, chief financial officer (who is also its chief accounting officer) and controller, a copy of which is filed as Exhibit 14.1 to the company's Form 10-KSB for the year ended December 31, 2004, and is incorporated herein by reference.

         The information contained under the sections captioned "Nominees" and "Executive Officers Who Are Not Directors" under "Proposal 1: Election of Directors and Management Information" and "The Board of Directors Meetings and Committees" under "Information About the Board and its Committees", and "Section 16(a) Beneficial Ownership Reporting Compliance," in the Company's definitive definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2006, to be filed with the SEC pursuant to Regulation 14A within 120 days of the registrant's fiscal year end (the "Proxy Statement"), is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

         The information contained under the sections captioned "Directors' Compensation" under "Information About the Board and Its Committees", "Information Regarding Executive Compensation", and "Certain Relationship and Related Transactions", in the Proxy Statement, is incorporated herein by reference.

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

ITEM 13.  EXHIBITS

         The following exhibits are filed with or incorporated by reference into this report. The exhibits denominated by (i) an asterisk (*) were previously filed as a part of a Registration Statement on Form 10-SB under the Exchange Act, filed with the Federal Deposit Insurance Corporation on March 28, 2003;
(ii) a double asterisk (**) were previously filed as a part of an Annual Report on Form 10-KSB filed with the Securities and Exchange Commission ("SEC") on March 30, 2004; (iii) a triple asterisk (***) were previously filed as part of a current report on Form 8-K filed with the SEC on May 11, 2004; and (iv) a quadruple asterisk (****)were previously filed as part of a Quarterly Report on Form 10-QSB filed with the SEC on August 12, 2004; and a quintuple aseterisk (*****) were previously filed as part of an Annual Report on Form 10-KSB filed with the SEC on March 31, 2005.

 EXHIBIT NO.      DESCRIPTION
 -----------      -----------
    **  2.1       Agreement and Plan of Reorganization between OptimumBank and
                  OptimumBank Holdings, Inc. dated March 23, 2004
   ***  3.1       Articles of Incorporation
   ***  3.3       Bylaws
  ****  4.1       Form of stock certificate
       10.1       Amended and Restated Stock Option Plan (A)
     * 10.2       Non-employee Directors' Fee Compensation and Stock Purchase
                  Plan (A)
     * 10.3       Agreement between OptimumBank, Albert J. Finch and Richard L.
                  Browdy dated June 14, 2002 (A)
 ***** 14.1       Code of Ethics for Chief Executive Officer and Senior
                  Financial Officers
       31.1       Certification of Chief Executive Officer under ss.302 of the
                  Sarbanes-Oxley Act of 2002
       31.2       Certification of Chief Financial Officer under ss.302 of the
                  Sarbanes-Oxley Act of 2002
       32.1       Certification of Chief Executive Officer under ss.906 of the
                  Sarbanes-Oxley Act of 2002
       32.2       Certification of Chief Financial Officer under ss.906 of the
                  Sarbanes-Oxley Act of 2002
       99.1       Consolidated Financial Statements of OptimumBank Holdings,
                  Inc. and Subsidiary and Report of Independent Registered
                  Public Accounting Firm

------------
(a) Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information contained under the section captioned "Independent Accountants" in the Proxy Statement is incorporated herein by reference.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lauderdale, State of Florida, on the 31st day of March 2006.

                                OPTIMUMBANK HOLDINGS, INC.


                               /s/ Albert J. Finch
                               -------------------------------------------------
                               Chairman of the Board and Chief Executive Officer (Principal Executive Officer)


                               /s/ Richard L. Browdy
                               -------------------------------------------------
                               Richard L. Browdy
                               President and Chief Financial Officer (Principal Financial and Accounting Officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2006.

SIGNATURE                            TITLE
---------                            ------

/s/ Albert J. Finch                 Chairman of the Board, Chief Executive
-------------------------------     Officer, and Director
Albert J. Finch


/s/ Richard L. Browdy               President, Chief Financial Officer,
-------------------------------     and Director
Richard L. Browdy


/s/ Michael Bedzow                  Director
------------------------------
Michael Bedzow


/s/ Sam Borek                       Director
------------------------------
Sam Borek


/s/ Irving P. Cohen                 Vice Chairman of the Board and Director
------------------------------
Irving P. Cohen


/s/ Gordon Deckelbaum               Director
------------------------------
Gordon Deckelbaum


/s/ David Krinsky                   Director
------------------------------
H. David Krinsky


/s/ Wendy Mitchler                  Director
------------------------------
Wendy Mitchler


/s/ Larry Willis                    Director
------------------------------
Larry Willis

                                  EXHIBIT INDEX


EXHIBIT NO.     DESCRIPTION OF EXHIBIT
-----------     ---------------------

   10.1         Amended and Restated Stock Option Plan

   31.1 Certification of Chief Executive Officer under ss.302 of the Sarbanes-Oxley Act of 2002

   31.2 Certification of Chief Financial Officer under ss.302 of the Sarbanes-Oxley Act of 2002

   32.1 Certification of Chief Executive Officer under ss.906 of the Sarbanes-Oxley Act of 2002

   32.2 Certification of Chief Financial Officer under ss.906 of the Sarbanes-Oxley Act of 2002

   99.1         Consolidated Financial Statements of OptimumBank Holdings, Inc.
                and Subsidiary and Report of Independent Registered Public Accounting Firm