Form 10QSB
period 2006-03-31
OptimumBank Holdings, Inc.
filed 2006-05-10
CIK 1288855

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


             For the transition period from __________ to _________


                        Commission file number 0001288855


                           OPTIMUMBANK HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)


           FLORIDA                                       55-0865043
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                      Identification No.)


            2477 EAST COMMERCIAL BOULEVARD, FORT LAUDERDALE, FL 33308
                    (Address of principal executive offices)

                                  954-776-2332
                           (Issuer's telephone number)

                  10197 CLEARY BOULEVARD, PLANTATION, FL 33324
              (Former name, former address and former fiscal year,
                          if changed since last report)

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,681,775 common shares issued and outstanding as of May 10, 2006


Transitional Small Business Disclosure Format (Check one):   Yes [ ]     No [X]

================================================================================

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

                                      INDEX


PART I. FINANCIAL INFORMATION

   ITEM 1. INTERIM FINANCIAL STATEMENTS                                     PAGE
                                                                            ----
     Condensed Consolidated Balance Sheets -
       March 31, 2006 (unaudited) and December 31, 2005........................2

     Condensed Consolidated Statements of Earnings -
       Three Months ended March 31, 2006 and 2005 (unaudited)..................3

     Condensed Consolidated Statements of Stockholders' Equity -
       Three Months ended March 31, 2006 and 2005 (unaudited)..................4

     Condensed Consolidated Statements of Cash Flows -
       Three Months ended March 31, 2006 and 2005 (unaudited)..................5

     Notes to Condensed Consolidated Financial Statements (unaudited)........6-9

     Review By Independent Registered Public Accounting Firm..................10

     Report of Independent Registered Public Accounting Firm..................11

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS.............................................12-15

   ITEM 3.  CONTROLS AND PROCEDURES...........................................16

PART II. OTHER INFORMATION

   ITEM 6.  EXHIBITS..........................................................17

SIGNATURES....................................................................18

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   MARCH 31,   DECEMBER 31,
                                                                   ---------    ---------
                                                                      2006         2005
                                                                   ---------    ---------
                                                                  (UNAUDITED)
ASSETS
Cash and due from banks                                            $      66    $     502
Federal funds sold                                                     1,698          652
                                                                   ---------    ---------
              Total cash and cash equivalents                          1,764        1,154

Securities held to maturity (fair value approximates $24,025
   and $25,096)                                                       24,666       25,618
Security available for sale                                              238          243
Loans, net of allowance for loan losses of $883 and $777             173,644      170,226
Federal Home Loan Bank stock                                           2,754        2,712
Premises and equipment, net                                            4,039        4,074
Accrued interest receivable                                              965        1,030
Other assets                                                           1,062          987
                                                                   ---------    ---------
              Total assets                                         $ 209,132    $ 206,044
                                                                   =========    =========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Noninterest-bearing demand deposits                            $     548    $     390
    Savings, NOW and money-market deposits                             8,263        7,050
    Time deposits                                                    107,778      106,624
                                                                   ---------    ---------
              Total deposits                                         116,589      114,064

    Federal Home Loan Bank advances                                   51,350       52,950
    Other borrowings                                                  12,950       12,950
    Junior subordinated debenture                                      5,155        5,155
    Other liabilities                                                  1,728          922
    Official checks                                                    2,323        1,593
                                                                   ---------    ---------
              Total liabilities                                      190,095      187,634
                                                                   ---------    ---------
Stockholders' equity:
    Common stock, $.01 par value; 6,000,000 shares authorized,
         2,678,775 and 2,663,775 shares issued and outstanding            27           27
    Additional paid-in capital                                        14,257       14,141
    Retained earnings                                                  4,765        4,249
    Accumulated other comprehensive loss                                 (12)          (7)
                                                                   ---------    ---------
              Total stockholders' equity                              19,037       18,410
                                                                   ---------    ---------
              Total liabilities and stockholders' equity           $ 209,132    $ 206,044
                                                                   =========    =========


     See Accompanying Notes to Condensed Consolidated Financial Statements.

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                      ---------------
                                                       2006     2005
                                                      ------   ------
Interest income:
    Loans                                             $3,010   $2,072
    Securities                                           287      299
    Other                                                 45       45
                                                      ------   ------
              Total interest income                    3,342    2,416
                                                      ------   ------
Interest expense:
    Deposits                                           1,113      781
    Borrowings                                           707      416
                                                      ------   ------
              Total interest expense                   1,820    1,197
                                                      ------   ------
Net interest income                                    1,522    1,219

              Provision for loan losses                  106       33
                                                      ------   ------
Net interest income after provision for loan losses    1,416    1,186
                                                      ------   ------
Noninterest income:
    Service charges and fees                              23       48
    Loan prepayment fees                                  67      187
    Gain on early extinguishment of debt                 178       --
    Other                                                  4       23
                                                      ------   ------
              Total noninterest income                   272      258
                                                      ------   ------
Noninterest expenses:
    Salaries and employee benefits                       491      473
    Occupancy and equipment                              159      141
    Data processing                                       41       51
    Professional fees                                     66       42
    Insurance                                             19       16
    Stationary and supplies                               11       10
    Other                                                 98       94
                                                      ------   ------
              Total noninterest expenses                 885      827
                                                      ------   ------
Earnings before income taxes                             803      617

    Income taxes                                         287      233
                                                      ------   ------
Net earnings                                          $  516   $  384
                                                      ======   ======
Net earnings per share:
    Basic                                             $  .18   $  .14
                                                      ======   ======
    Diluted                                           $  .18   $  .13
                                                      ======   ======
Dividends per share                                   $   --   $   --
                                                      ======   ======

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                             (DOLLARS IN THOUSANDS)

                                                                                        ACCUMULATED
                                                                                          OTHER
                                                               ADDITIONAL                COMPRE-      TOTAL
                                            COMMON STOCK        PAID-IN     RETAINED     HENSIVE   STOCKHOLDERS'
                                         SHARES      AMOUNT     CAPITAL     EARNINGS      LOSS        EQUITY
                                       ----------   -------     -------     -------      ------      -------
Balance at December 31, 2004            2,650,102   $    27      14,051       2,648          (3)      16,723

Comprehensive income:

     Net earnings for the three
         months ended March 31,
         2005 (unaudited)                      --        --          --         384          --          384

     Net change in unrealized loss on
         security available for sale
         (unaudited)                           --        --          --          --          (3)          (3)
                                                                                                     -------
     Comprehensive income (unaudited)          --        --          --          --          --          381
                                                                                                     -------
Proceeds from exercise of common
     stock options (unaudited)              7,400        --          39          --          --           39
                                       ----------   -------     -------     -------      ------      -------
Balance at March 31, 2005
         (unaudited)                    2,657,502   $    27      14,090       3,032          (6)      17,143
                                       ==========   =======     =======     =======      ======      =======

Balance at December 31, 2005            2,663,775        27      14,141       4,249          (7)      18,410

Comprehensive income:

     Net earnings for the three
         months ended March 31,
         2006 (unaudited)                      --        --          --         516          --          516

     Net change in unrealized loss on
         security available for sale
         (unaudited)                           --        --          --          --          (5)          (5)
                                                                                                     -------
     Comprehensive income (unaudited)          --        --          --          --          --          511
                                                                                                     -------
Proceeds from exercise of common
     stock options, including tax
     benefit of $32 (unaudited)            15,000        --         116          --          --          116
                                       ----------   -------     -------     -------      ------      -------
Balance at March 31, 2006
         (unaudited)                    2,678,775   $    27      14,257       4,765         (12)      19,037
                                       ==========   =======     =======     =======      ======      =======

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                 THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                                ------------------
                                                                                  2006      2005
                                                                                -------    -------
Cash flows from operating activities:
    Net earnings                                                                $   516    $   384
    Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization                                               56         67
         Provision for loan losses                                                  106         33
         Gain on early extinguishment of debt                                      (178)        --
         Net amortization of fees, premiums and discounts                            85         25
         Repayments of loans held for sale                                           --          2
         Decrease (increase) in accrued interest receivable                          65        (19)
         (Increase) decrease in other assets                                        (75)       115
         Increase in official checks and other liabilities                        1,568        522
                                                                                -------    -------
                  Net cash provided by operating activities                       2,143      1,129
                                                                                -------    -------
Cash flows from investing activities:
    Purchases of securities held to maturity                                         --     (7,843)
    Principal repayments of securities held to maturity                             954      1,187
    Net increase in loans                                                        (3,611)    (1,571)
    Purchase of premises and equipment                                              (21)       (81)
    Purchase of Federal Home Loan Bank stock                                        (42)      (211)
                                                                                -------    -------
                  Net cash used in investing activities                          (2,720)    (8,519)
                                                                                -------    -------
Cash flows from financing activities:
    Net increase in deposits                                                      2,525      1,340
    Proceeds from exercise of common stock options                                   84         39
    Net (decrease) increase in Federal Home Loan Bank advances                   (1,422)     3,400
                                                                                -------    -------
                  Net cash provided by financing activities                       1,187      4,779
                                                                                -------    -------
Net increase (decrease) in cash and cash equivalents                                610     (2,611)

Cash and cash equivalents at beginning of the period                              1,154      3,223
                                                                                -------    -------
Cash and cash equivalents at end of the period                                  $ 1,764    $   612
                                                                                =======    =======

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
         Interest                                                               $ 1,869    $ 1,370
                                                                                =======    =======
         Income taxes                                                           $    68    $   224
                                                                                =======    =======
    Noncash transactions:
         Change in accumulated other comprehensive loss, net
              change in unrealized loss on security available for sale          $    (5)   $    (3)
                                                                                =======    =======
         Tax benefit from stock options exercised                               $    32    $    --
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

      In the opinion of the management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2006, and the results of operations and cash flows for the three-month periods ended March 31, 2006 and 2005. The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results to be expected for the full year.

(2) LOAN IMPAIRMENT AND CREDIT LOSSES. The activity in the allowance for loan losses was as follows (in thousands):

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                           --------------------
                                                             2006        2005
                                                           -------     --------
         Balance at beginning of period                    $   777     $    628
         Provision for loan losses                             106           33
                                                           -------     --------
         Balance at end of period                          $   883     $    661
                                                           =======     ========

           There were no impaired loans at March 31, 2006 or December 31, 2005. The average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                           --------------------
                                                             2006         2005
                                                           -------     --------
         Average net investment in impaired loans          $    --     $  3,268
                                                           =======     ========
         Interest income recognized on impaired loans      $    --     $     --
                                                           =======     ========
         Interest income received on impaired loans        $    --     $     --
                                                           =======     ========

                                                                     (continued)

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(3) REGULATORY CAPITAL. The Company and the Bank are required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2006 of the regulatory capital requirements of the Bank's capital on a percentage basis:

                                                                     REGULATORY
                                                          BANK       REQUIREMENT
                                                         -----       -----------
         Tier I capital to total average assets          11.37%         4.00%

         Tier I capital to risk-weighted assets          15.69%         4.00%

         Total capital to risk-weighted assets           16.28%         8.00%

(4) EARNINGS PER SHARE. Basic earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share were computed based on the weighted average number of shares outstanding plus the effect of outstanding stock options, computed using the treasury stock method. All amounts reflect the 5% stock dividend declared in April, 2006. Earnings per common share have been computed based on the following:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       ------------------------
                                                          2006          2005
                                                       ----------    ----------
         Weighted average number of common shares
              outstanding used to calculate basic
              earnings per common share                 2,800,901     2,786,492

         Effect of dilutive stock options                 119,906       108,791
                                                       ----------    ----------
         Weighted average number of common shares
              outstanding used to calculate diluted
              earnings per common share                 2,920,807     2,895,283
                                                       ==========    ==========
                                                                     (continued)

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

(5) STOCK-BASED COMPENSATION. Prior to January 1, 2006, the Company's stock option plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company's consolidated statements of earnings through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of December 31, 2005, all stock options were fully vested and no options were granted during the period ending March 31, 2006; therefore, no stock-based compensation has been recognized in 2006.

      The Company established an Incentive Stock Option Plan (the "Plan") for officers, directors and employees of the Company and reserved 548,100 (amended) shares of common stock for the plan. Both incentive stock options and nonqualified stock options may be granted under the plan. The exercise price of the stock options is determined by the board of directors at the time of grant, but cannot be less than the fair market value of the common stock on the date of grant. The options vest over three and five years. However, the Company's board of directors authorized the immediate vesting of all stock options outstanding as of December 29, 2005 in order to reduce noncash compensation expense that would have been recorded in its consolidated statements of earnings in future years upon adoption of SFAS No. 123R in January 2006. The options must be exercised within ten years from the date of grant. At March 31, 2006, no options were available for grant.

      A summary of the activity in the Company's stock option plan is as follows. All amounts reflect the 5% stock dividend declared in April of 2006 (dollars in thousands, except per share amounts):

                                                                                  WEIGHTED-
                                                                 RANGE OF         AVERAGE        AGGREGATE
                                                 NUMBER OF       PER SHARE        EXERCISE        OPTION
                                                  SHARES        OPTION PRICE       PRICE          PRICE
                                                --------       ------------       -------        -------
      Outstanding at December 31, 2005           498,540       $ 4.76-11.90       $  7.60        $ 3,792
      Exercised                                  (15,750)         4.76-6.43          5.31            (84)
      Forfeited                                   (5,250)           9.52             9.52            (50)
                                                --------       ------------       -------        -------
      Outstanding at March 31, 2006              477,540       $ 4.76-11.90       $  7.66        $ 3,658

                                                                     (continued)

              OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

(5) STOCK-BASED COMPENSATION, CONTINUED. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company's stock option plan for the three months ended March 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and is being amortized to expense over the options' vesting periods. All amounts reflect the 5% stock dividend declared in April, 2006 (in thousands, except per share data).

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                                     2005

      Net earnings, as reported                                     $   384
      Deduct:  Total stock-based employee compensation
          expense determined under fair value based
          method for all awards                                         (44)
                                                                    -------
      Proforma net earnings                                         $   340
                                                                    =======
      Basic earnings per share:
          As reported                                               $   .14
                                                                    =======
          Proforma                                                  $   .12
                                                                    =======
      Diluted earnings per share:
          As reported                                               $   .13
                                                                    =======
          Proforma                                                  $   .12
                                                                    =======

(6) COMMON STOCK DIVIDEND. On April 27, 2006, the Company's board of directors declared a 5% stock dividend to shareholders of record on May 11, 2006, to be paid on June 11, 2006.

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

             REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Hacker, Johnson & Smith PA, the Company's independent registered public accounting firm, have made a limited review of the interim financial data as of March 31, 2006, and for the three-month periods ended March 31, 2006 and 2005, presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




OptimumBank Holdings, Inc.
Fort Lauderdale, Florida:


     We have reviewed the accompanying condensed consolidated balance sheet of OptimumBank Holdings, Inc. and Subsidiary (the "Company") as of March 31, 2006, and the condensed consolidated statements of earnings, stockholders' equity and cash flows for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company's management.

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

    We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 10, 2006, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Hacker, Johnson & Smith PA



HACKER, JOHNSON & SMITH PA
Fort Lauderdale, Florida
April 19, 2006

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF MARCH 31, 2006 AND DECEMBER 31, 2005


LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary sources of cash during the three months ended March 31, 2006 were from net deposit inflows of approximately $2.5 million, principal repayments of securities held to maturity of approximately $1.0 million and cash provided from operating activities of approximately $2.3 million. Cash was used primarily for net loan originations of approximately $3.6 million and net repayment of Federal Home Loan Bank advances of approximately $1.6 million. At March 31, 2006, the Company had time deposits of approximately $62.8 million that mature in one year or less. At March 31, 2006, the Company exceeded its regulatory liquidity requirements. Management believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest-rate environment.

      The following table shows selected information for the periods ended or at the dates indicated:

                                                                  THREE MONTHS    THREE MONTHS
                                                       ENDED       YEAR ENDED        ENDED
                                                      MARCH 31,   DECEMBER 31,     MARCH 31,
                                                       2006          2005            2005
                                                      ------        ------          ------
      Average equity as a percentage
         of average assets                             9.00%         9.48%         10.24%

      Equity to total assets at end of period          9.09%         8.93%         10.07%

      Return on average assets (1)                      .99%          .86%           .92%

      Return on average equity (1)                    11.01%         9.03%          9.03%

      Noninterest expenses to average assets (1)       1.70%         1.82%          1.99%

      Nonperforming loans to total assets at end
         of period                                       --%           --%          1.92%


------------
(1)   Annualized for the three months ended March 31, 2006 and 2005.

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

      A summary of the amounts of the Company's financial instruments, with off-balance sheet risk at March 31, 2006, follows (in thousands):

                                                           CONTRACT
                                                            AMOUNT
                                                           --------
              Commitments to extend credit                 $ 14,286
                                                           ========
              Undisbursed loans in process                 $    585
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

                                                                         THREE MONTHS ENDED MARCH 31,
                                                   -------------------------------------------------------------------
                                                                   2006                               2005
                                                   ---------------------------------     -----------------------------
                                                                 INTEREST     AVERAGE                INTEREST  AVERAGE
                                                    AVERAGE         AND       YIELD/       AVERAG      AND      YIELD/
                                                    BALANCE      DIVIDENDS     RATE        BALANCE   DIVIDENDS   RATE
                                                   ---------     -------     -------     ---------   -------    ------
Interest-earning assets:
   Loans                                           $ 172,186     $ 3,010       6.99%     $ 125,942   $ 2,072     6.58%
   Securities                                         25,404         287       4.52         27,158       299     4.40
   Other (1)                                           3,524          45       5.11          6,221        45     2.89
                                                   ---------     -------                 ---------   -------
     Total interest-earning assets/interest income   201,114       3,342       6.65        159,321     2,416     6.07
                                                                 -------                             -------
Cash and due from banks                                  349          --         --             99        --       --
Premises and equipment                                 4,066                                 4,129        --       --
Other                                                  2,614          --         --          2,525        --       --
                                                   ---------                             ---------
     Total assets                                  $ 208,143          --         --      $ 166,074        --       --
                                                   =========                             =========
Interest-bearing liabilities:
   Savings, NOW and money-market deposits              7,316          23       1.26          8,017        19      .95
   Time deposits                                     108,370       1,090       4.02         89,928       762     3.39
   Borrowings (2)                                     70,252         707       4.03         47,954       416     3.47
                                                   ---------     -------                 ---------   -------
     Total interest-bearing liabilities/interest
        expense                                      185,938       1,820       3.92        145,899     1,197     3.28
                                                                                                     -------
Noninterest-bearing demand deposits                      889          --         --          1,088        --       --
Other liabilities                                      2,575          --         --          2,074        --       --
Stockholders' equity                                  18,741          --         --         17,013        --       --
                                                   ---------                             ---------
     Total liabilities and stockholders' equity    $ 208,143          --         --      $ 166,074        --       --
                                                   =========                             =========
Net interest income                                       --     $ 1,522         --             --   $ 1,219       --
                                                                 =======                             =======
Interest rate spread (3)                                  --          --       2.73%            --        --     2.79%
                                                                             ======                             =====
Net interest margin (4)                                   --          --       3.03%            --        --     3.06%
                                                                             ======                             =====
Ratio of average interest-earning assets to
   average interest-bearing liabilities                 1.08          --         --           1.09        --       --
                                                   =========                             =========

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

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

       COMPARISON OF THE THREE-MONTH PERIODS ENDED MARCH 31, 2006 AND 2005


   GENERAL. Net earnings for the three months ended March 31, 2006, were $516,000 or $.18 per basic and diluted share compared to net earnings of $384,000 or $.14 per basic and $.13 per diluted share for the period ended March 31, 2005. The increase in the Company's net earnings was primarily due to an increase in net interest income.

   INTEREST INCOME. Interest income increased to $3.3 million for the three months ended March 31, 2006 from $2.4 million for the three months ended March 31, 2005. Interest income on loans increased to $3.0 million due primarily to an increase in the average loan portfolio balance for the three months ended March 31, 2006, and an increase in the average yield earned from 6.58% for the three months ended March 31, 2005 to 6.99% for the three months ended March 31, 2006.

   INTEREST EXPENSE. Interest expense on deposit accounts increased to $1.1 million for the three months ended March 31, 2006, from $781,000 for the three months ended March 31, 2005. Interest expense increased primarily because of an increase in the average rate paid on deposits and an increase in the average balance of deposits during 2006. Interest expense on borrowings increased to $707,000 for the three months ended March 31, 2006 from $416,000 for the three months ended March 31, 2005 due to an increase in the average rate paid on borrowings and an increase in the average balance of borrowings.

   PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the estimated collectibility of the Company's loan portfolio. The provision for the three months ended March 31, 2006, was $106,000 compared to $33,000 for the same period in 2005. Management believes the balance in the allowance for loan losses of $883,000 at March 31, 2006, is adequate.

   NONINTEREST INCOME. Total noninterest income increased to $272,000 for the three months ended March 31, 2006, from $258,000 for the three months ended March 31, 2005 primarily due to a gain recognized on the payoff of Federal Home Loan Bank advances of $178,000, partially offset by a decrease in loan prepayment fees of $120,000.

   NONINTEREST EXPENSES. Total noninterest expenses increased to $885,000 for the three months ended March 31, 2006 from $827,000 for the three months ended March 31, 2005, primarily due to an increase in salaries and employee benefits of $18,000, an increase in occupancy and equipment of $18,000, and an increase in professional fees of $24,000 all due to the continued growth of the Company.

   INCOME TAXES. Income taxes for the three months ended March 31, 2006, were $287,000 (an effective rate of 35.7%) compared to income taxes of $233,000 (an effective rate of 37.8%) for the three months ended March 31, 2005.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS

The following exhibits are filed with or incorporated by reference into this report. The exhibits denominated by (i) an asterisk (*) were previously filed as a part of a Registration Statement on Form 10-SB under the Exchange Act, filed with the Federal Deposit Insurance Corporation on March 28, 2003; (ii) a double asterisk (**) were previously filed as a part of an Annual Report on Form 10-KSB filed with the Securities and Exchange Commission ("SEC") on March 30, 2004;
(iii) a triple asterisk (***) were previously filed as part of a current report on Form 8-K filed with the SEC on May 11, 2004; and (iv) a quadruple asterisk (****)were previously filed as part of a Quarterly Report on Form 10-QSB filed with the SEC on August 12, 2004; (v) a quintuple asterisk (*****) were previously filed as part of an Annual Report on Form 10-KSB filed with the SEC on March 31, 2005; and (vi) a sextuple asterisk (******) were previously filed as part of an Annual Report on Form 10-KSB filed with the SEC on March 31, 2006.

    EXHIBIT NO.     DESCRIPTION
    -----------     -----------
      **   2.1      Agreement and Plan of Reorganization between OptimumBank and
                    OptimumBank Holdings, Inc. dated March 23, 2004
     ***   3.1      Articles of Incorporation
     ***   3.3      Bylaws
    ****   4.1      Form of stock certificate
  ******  10.1      Amended and Restated Stock Option Plan
       *  10.2      Non-employee Directors' Fee Compensation and Stock Purchase
                    Plan
       *  10.3      Agreement between OptimumBank, Albert J. Finch and
                    Richard L. Browdy dated June 14, 2002
   *****  14.1      Code of Ethics for Chief Executive Officer and Senior
                    Financial Officers
          31.1      Certification of Chief Executive Officer required by Rule
                    13a-14(a)/15d-14(a) under the Exchange Act
          31.2      Certification of Chief Financial Officer required by Rule
                    13a-14(a)/15d-14(a) under the Exchange Act
          32.1      Certification of Chief Executive Officer under ss.906 of the
                    Sarbanes-Oxley Act of 2002
          32.2      Certification of Chief Financial Officer under ss.906 of the
                    Sarbanes-Oxley Act of 2002

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           OPTIMUMBANK HOLDINGS, INC.
                                                        (Registrant)





Date:  May 10, 2006               By: /s/ Albert J. Finch
                                      ------------------------------------------
                                      Albert J. Finch, Chief Executive Officer




Date:  May 10, 2006               By: /s/ Richard L. Browdy
                                      ------------------------------------------
                                      Richard L. Browdy, Chief Financial Officer