Form 10QSB
period 2006-06-30
OptimumBank Holdings, Inc.
filed 2006-08-11
CIK 1288855

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-QSB

                               ------------------
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


    For the quarterly period ended June 30, 2006


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

                                  954-776-2332
                           (Issuer's telephone number)


                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

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


Yes [ ]     No  [X]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,819,003 common shares issued and outstanding as of August 10, 2006


Transitional Small Business Disclosure Format (Check one):     Yes [ ]    No [X]

================================================================================

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

                                      INDEX


PART I. FINANCIAL INFORMATION

                                                                                                             PAGE
                                                                                                             ----
   ITEM 1. INTERIM FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets -
       June 30, 2006 (unaudited) and December 31, 2005..........................................................2

     Condensed Consolidated Statements of Earnings -
       Three and Six Months ended June 30, 2006 and 2005 (unaudited)............................................3

     Condensed Consolidated Statements of Stockholders' Equity -
       Six Months ended June 30, 2006 and 2005 (unaudited)......................................................4

     Condensed Consolidated Statements of Cash Flows -
       Six Months ended June 30, 2006 and 2005 (unaudited)......................................................5

     Notes to Condensed Consolidated Financial Statements (unaudited).........................................6-9

     Review By Independent Registered Public Accounting Firm...................................................10

     Report of Independent Registered Public Accounting Firm...................................................11

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS..............................................................................12-17

   ITEM 3.  CONTROLS AND PROCEDURES............................................................................18

PART II. OTHER INFORMATION

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................19

   ITEM 6.  EXHIBITS...........................................................................................20

SIGNATURES.....................................................................................................21


                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      JUNE 30,     DECEMBER 31,
                                                                        2006           2005
                                                                     ---------      ---------
                                                                    (UNAUDITED)
                                     ASSETS

Cash and due from banks                                              $     249      $     502
Federal funds sold                                                       1,268            652
                                                                     ---------      ---------
              Total cash and cash equivalents                            1,517          1,154

Securities held to maturity (fair value approximates $27,885 and
   $25,096)                                                             28,561         25,618
Security available for sale                                                235            243
Loans, net of allowance for loan losses of $910 and $777               179,299        170,226
Federal Home Loan Bank stock                                             2,987          2,712
Premises and equipment, net                                              4,042          4,074
Accrued interest receivable                                              1,079          1,030
Other assets                                                               618            987
                                                                     ---------      ---------
              Total assets                                           $ 218,338      $ 206,044
                                                                     =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Noninterest-bearing demand deposits                              $     345      $     390
    Savings, NOW and money-market deposits                               9,634          7,050
    Time deposits                                                      109,232        106,624
                                                                     ---------      ---------
              Total deposits                                           119,211        114,064

    Federal Home Loan Bank advances                                     57,230         52,950
    Other borrowings                                                    12,950         12,950
    Junior subordinated debenture                                        5,155          5,155
    Other liabilities                                                    1,588            922
    Official checks                                                      2,658          1,593
                                                                     ---------      ---------
              Total liabilities                                        198,792        187,634
                                                                     ---------      ---------
Stockholders' equity:
    Common stock, $.01 par value; 6,000,000 shares authorized,
         2,815,853 and 2,663,775 shares issued and outstanding              28             27
    Additional paid-in capital                                          15,890         14,141
    Retained earnings                                                    3,643          4,249
    Accumulated other comprehensive loss                                   (15)            (7)
                                                                     ---------      ---------
              Total stockholders' equity                                19,546         18,410
                                                                     ---------      ---------
              Total liabilities and stockholders' equity             $ 218,338      $ 206,044
                                                                     =========      =========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        -----------------     -----------------
                                                         2006       2005       2006       2005
                                                        ------     ------     ------     ------
Interest income:
    Loans                                               $3,081     $2,427     $6,091     $4,499
    Securities                                             275        338        562        637
    Other                                                   44         31         89         76
                                                        ------     ------     ------     ------
              Total interest income                      3,400      2,796      6,742      5,212
                                                        ------     ------     ------     ------
Interest expense:
    Deposits                                             1,202        892      2,314      1,673
    Borrowings                                             679        531      1,386        947
                                                        ------     ------     ------     ------
              Total interest expense                     1,881      1,423      3,700      2,620
                                                        ------     ------     ------     ------
Net interest income                                      1,519      1,373      3,042      2,592

              Provision for loan losses                     27        112        133        145
                                                        ------     ------     ------     ------
Net interest income after provision for loan losses      1,492      1,261      2,909      2,447
                                                        ------     ------     ------     ------
Noninterest income:
    Service charges and fees                                14         52         37        100
    Loan prepayment fees                                    70        154        137        341
    Gain on early extinguishment of debt                    --         --        178         --
    Litigation settlement                                   93         --         93         --
    Other                                                    3         15          7         38
                                                        ------     ------     ------     ------
              Total noninterest income                     180        221        452        479
                                                        ------     ------     ------     ------
Noninterest expenses:
    Salaries and employee benefits                         505        463        996        936
    Occupancy and equipment                                157        150        316        291
    Data processing                                         41         50         82        101
    Professional fees                                       66         60        132        102
    Insurance 17                                            18         36         34
    Stationary and supplies                                  6         12         17         22
    Other                                                  100        102        198        196
                                                        ------     ------     ------     ------
              Total noninterest expenses                   892        855      1,777      1,682
                                                        ------     ------     ------     ------
Earnings before income taxes                               780        627      1,584      1,244

    Income taxes                                           294        239        581        472
                                                        ------     ------     ------     ------
Net earnings                                            $  486     $  388     $1,003     $  772
                                                        ======     ======     ======     ======
Net earnings per share:
    Basic                                               $  .17     $  .14     $  .36     $  .28
                                                        ======     ======     ======     ======
    Diluted                                             $  .16     $  .13     $  .34     $  .27
                                                        ======     ======     ======     ======
Dividends per share                                     $   --     $   --     $   --     $   --
                                                        ======     ======     ======     ======

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                             (DOLLARS IN THOUSANDS)


                                                                                                 ACCUMULATED
                                                                                                   OTHER
                                                                      ADDITIONAL                   COMPRE-         TOTAL
                                               COMMON STOCK            PAID-IN      RETAINED       HENSIVE      STOCKHOLDERS'
                                           SHARES        AMOUNT        CAPITAL      EARNINGS         LOSS          EQUITY
                                         ----------     ---------     ---------     ---------      ---------      ---------
Balance at December 31, 2004              2,650,102     $      27        14,051         2,648             (3)        16,723
                                                                                                                  ---------
Comprehensive income:

     Net earnings for the six months
         ended June 30, 2005
         (unaudited)                             --            --            --           772             --            772

     Net change in unrealized loss on
         security available for sale
         (unaudited)                             --            --            --            --              2              2
                                                                                                                  ---------
     Comprehensive income
         (unaudited)                             --            --            --            --             --            774
                                                                                                                  ---------
Proceeds from exercise of common
     stock options (unaudited)               11,733            --            62            --             --             62
                                         ----------     ---------     ---------     ---------      ---------      ---------
Balance at June 30, 2005
         (unaudited)                      2,661,835     $      27        14,113         3,420             (1)        17,559
                                         ==========     =========     =========     =========      =========      =========

Balance at December 31, 2005              2,663,775            27        14,141         4,249             (7)        18,410
                                         ----------     ---------     ---------     ---------      ---------      ---------
Comprehensive income:

     Net earnings for the six months
         ended June 30, 2006
         (unaudited)                             --            --            --         1,003             --          1,003

     Net change in unrealized loss on
         security available for sale
         (unaudited)                             --            --            --            --             (8)            (8)
                                                                                                                  ---------
     Comprehensive income
         (unaudited)                             --            --            --            --             --            995
                                                                                                                  ---------
Proceeds from exercise of common
     stock options, including tax
     benefit of $37 (unaudited)              18,000            --           141            --             --            141
                                                                                                                  ---------
5% stock dividend (unaudited)               134,078             1         1,608        (1,609)            --             --
                                         ----------     ---------     ---------     ---------      ---------      ---------
Balance at June 30, 2006
         (unaudited)                      2,815,853     $      28        15,890         3,643            (15)        19,546
                                         ==========     =========     =========     =========      =========      =========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                  ----------------------
                                                                                    2006          2005
                                                                                  --------      --------
Cash flows from operating activities:
    Net earnings                                                                  $  1,003           772
    Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization                                                 114           131
         Provision for loan losses                                                     133           145
         Gain on early extinguishment of debt                                         (178)           --
         Net amortization of fees, premiums and discounts                              332           106
         Repayments of loans held for sale                                              --             5
         (Increase) decrease in accrued interest receivable                            (49)           10
         Decrease (increase) in other assets                                           369          (195)
         Increase in official checks and other liabilities                           1,731         1,243
                                                                                  --------      --------
                  Net cash provided by operating activities                          3,455         2,217
                                                                                  --------      --------
Cash flows from investing activities:
    Purchases of securities held to maturity                                        (4,926)       (7,843)
    Principal repayments of securities held to maturity                              1,825         2,926
    Net increase in loans                                                           (9,380)      (25,306)
    Purchase of premises and equipment                                                 (82)         (120)
    Purchase of Federal Home Loan Bank stock                                          (275)         (247)
                                                                                  --------      --------
                  Net cash used in investing activities                            (12,838)      (30,590)
                                                                                  --------      --------
Cash flows from financing activities:
    Net increase in deposits                                                         5,147        14,069
    Proceeds from exercise of common stock options                                     104            62
    Net increase in Federal Home Loan Bank advances                                  4,458         3,650
    Net increase in other borrowings                                                    --         7,950
    Tax benefit associated with exercise of common stock options                        37            --
                                                                                  --------      --------
                  Net cash provided by financing activities                          9,746        25,731
                                                                                  --------      --------
Net increase (decrease) in cash and cash equivalents                                   363        (2,642)

Cash and cash equivalents at beginning of the period                                 1,154         3,223
                                                                                  --------      --------

Cash and cash equivalents at end of the period                                    $  1,517      $    581
                                                                                  ========      ========
Supplemental disclosure of cash flow information:
    Cash paid during the period for:
         Interest                                                                 $  3,705      $  2,533
                                                                                  ========      ========
         Income taxes                                                             $    818      $  1,004
                                                                                  ========      ========
    Noncash investing and financing activities:
         Change in accumulated other comprehensive (loss) income
              net change in unrealized loss on security available for sale        $     (8)     $      2
                                                                                  ========      ========
         Loans reclassified to foreclosed real estate                             $     --      $  3,315
                                                                                  ========      ========
         Common stock dividend                                                    $  1,609      $     --
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

           In the opinion of the management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2006, and the results of operations for the three- and six-month periods ended June 30, 2006 and 2005, and cash flows for the six-months periods ended June 30, 2006 and 2005. The results of operations for the three and six months ended June 30, 2006, are not necessarily indicative of the results to be expected for the full year.

(2) LOAN IMPAIRMENT AND CREDIT LOSSES. The activity in the allowance for loan losses was as follows (in thousands):

                                                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                              JUNE 30,                    JUNE 30,
                                                                        -------------------       ---------------------
                                                                         2006         2005         2006           2005
                                                                        ------       ------       ------         ------
                Balance at beginning of period                          $  883       $  661       $  777         $  628
                Provision for loan losses                                   27          112          133            145
                                                                        ------       ------       ------         ------
                Balance at end of period                                $  910       $  773       $  910         $  773
                                                                        ------       ------       ------         ------

           There were no impaired loans at June 30, 2006 or December 31, 2005. The average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

                                                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                              JUNE 30,                      JUNE 30,
                                                                         2006         2005         2006           2005
            Average net investment in impaired loans                    $   --       $  467       $   --         $ 1,870
                                                                        ======       ======       ======         =======

            Interest income recognized on impaired loans                $   --       $   --       $   --         $    --
                                                                        ======       ======       ======         =======
            Interest income received on impaired loans                  $   --       $   --       $   --         $    --
                                                                        ======       ======       ======         =======

           At June 30, 2006, the Company had no nonaccrual loans or loans over 90 days still accruing.

                                                                     (continued)

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(3) REGULATORY CAPITAL. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2006 of the regulatory capital requirements of the Bank's capital on a percentage basis:

                                                                    REGULATORY
                                                         BANK       REQUIREMENT
                                                         ----       -----------
             Tier I capital to total average assets      11.67%         4.00%

             Tier I capital to risk-weighted assets      15.56%         4.00%

             Total capital to risk-weighted assets       16.15%         8.00%

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

                                                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                              JUNE 30,                 JUNE 30,
                                                                    ------------------------   ------------------------
                                                                       2006          2005         2006          2005
                                                                    ----------    ----------   ----------    ----------
             Weighted-average number of common shares
                  outstanding used to calculate basic
                  earnings per common share                          2,815,225     2,791,514    2,808,377     2,788,807

             Effect of dilutive stock options                          149,634        94,777      136,615       110,155
                                                                    ----------    ----------   ----------    ----------
             Weighted-average number of common shares
                  outstanding used to calculate diluted earnings
                  per common share                                   2,964,859     2,886,291    2,944,992     2,898,962
                                                                    ==========    ==========   ==========    ==========

           All amounts reflect the 5% stock dividend declared in April, 2006 and paid in June, 2006.

                                                                     (continued)

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

(5) STOCK-BASED COMPENSATION. Prior to January 1, 2006, the Company's stock option plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company's consolidated statements of earnings through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of December 31, 2005, all stock options were fully vested and no options were granted during the period ending June 30, 2006; therefore, no stock-based compensation has been recognized in 2006.

             In addition, prior to the adoption of SFAS 123(R), the tax benefits of stock options exercised were classified as operating cash flows. Since the adoption of SFAS 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for options are classified as financing cash flows. As the Company adopted the modified-prospective- transition method, the prior period condensed consolidated cash flow statement was not adjusted to reflect current period presentation.

             The Company established an Incentive Stock Option Plan (the "Plan") for officers, directors and employees of the Company and reserved 544,840 (amended) shares of common stock for the plan. Both incentive stock options and nonqualified stock options may be granted under the plan. The exercise price of the stock options is determined by the board of directors at the time of grant, but cannot be less than the fair market value of the common stock on the date of grant. The options vest over three and five years. The Company accelerated the vesting of all unvested options in the Plan in 2005, primarily to reduce noncash compensation expense that would have been recorded in its consolidated statements of earnings in future years due to the adoption of SFAS No. 123(R) in January 2006. In accordance with SFAS 123, in 2005 the Company expensed the remaining unrecognized compensation cost associated with these options in the proforma disclosure. The options must be exercised within ten years from the date of grant. At June 30, 2006, 9,240 options were available for grant.

                                                                     (continued)

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

(5) STOCK-BASED COMPENSATION, CONTINUED. A summary of the activity in the Company's stock option plan is as follows. All amounts reflect the 5% stock dividend declared in April, 2006 and paid in June, 2006 (dollars in thousands, except per share amounts):

                                                                                              WEIGHTED-
                                                                              WEIGHTED-        AVERAGE
                                                                               AVERAGE        REMAINING     AGGREGATE
                                                              NUMBER OF        EXERCISE       CONTRACTUAL    INTRINSIC
                                                               OPTIONS          PRICE           TERM          VALUE
                                                              ---------       --------        --------      --------
               Outstanding at December 31, 2005                 497,640        $ 7.62
               Exercised                                        (18,000)         5.77
               Forfeited                                         (9,240)         9.21
                                                              ---------
               Outstanding and exercisable at June
                 30, 2006                                       470,400        $ 7.66          7.2 years      $ 2,394
                                                              =========        =======        ==========      =======

             The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $14,250 and $93,850, respectively and the tax benefit relating to the stock options exercised was $5,000 and $37,000, respectively.

             The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company's stock option plan for the three months and six months ended June 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and is being amortized to expense over the options' vesting periods. All amounts reflect the 5% stock dividend declared in April, 2006 and paid in June, 2006 (in thousands, except per share data).

                                                                             THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                                  JUNE 30,              JUNE 30,
                                                                                    2005                  2005
                                                                                   ------                ------
              Net earnings, as reported                                            $  388                 $ 772
              Deduct:  Total stock-based employee compensation expense
                  determined under fair value based method for all awards             (44)                  (88)
                                                                                   ------                ------
              Proforma net earnings                                                $  344                $  684
                                                                                   ======                ======
              Basic earnings per share:
                  As reported                                                      $  .14                $  .28
                                                                                   ======                ======
                  Proforma                                                         $  .12                $  .25
                                                                                   ======                ======
              Diluted earnings per share:
                  As reported                                                      $  .13                $  .27
                                                                                   ======                ======
                  Proforma                                                         $  .12                $  .24
                                                                                   ======                ======

(6) COMMON STOCK DIVIDEND. On April 27, 2006, the Company's board of directors declared a 5% stock dividend to shareholders of record on May 11, 2006, to be paid on June 11, 2006.

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

             REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Hacker, Johnson & Smith PA, the Company's independent registered public accounting firm, have made a limited review of the interim financial data as of June 30, 2006, and for the three- and six-month periods ended June 30, 2006 and 2005, presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



OptimumBank Holdings, Inc.
Fort Lauderdale, Florida:


     We have reviewed the accompanying condensed consolidated balance sheet of OptimumBank Holdings, Inc. and Subsidiary (the "Company") as of June 30, 2006, and the condensed consolidated statements of earnings for the three- and six-month periods ended June 30, 2006 and 2005 and the related condensed consolidated statements of stockholders' equity and cash flows for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company's management.

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


/s/ Hacker, Johnson & Smith PA



HACKER, JOHNSON & SMITH PA
Fort Lauderdale, Florida
July 21, 2006

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                COMPARISON OF JUNE 30, 2006 AND DECEMBER 31, 2005


LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of cash during the six months ended June 30, 2006 were from net deposit inflows of approximately $5.1 million, principal repayments of securities held to maturity of approximately $1.8 million, cash provided from operating activities of approximately $3.5 million and increases in Federal Home Loan Bank advances of approximately $4.5 million. Cash was used primarily for net loan originations of approximately $9.4 million and purchases of securities of approximately $4.9 million. At June 30, 2006, the Company had time deposits of approximately $67.2 million that mature in one year or less. At June 30, 2006, the Company exceeded its regulatory liquidity requirements. Management believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest-rate environment.

    The following table shows selected information for the periods ended or at the dates indicated:

                                                                       SIX MONTHS                       SIX MONTHS
                                                                         ENDED            YEAR ENDED       ENDED
                                                                        JUNE 30,         DECEMBER 31,    JUNE 30,
                                                                          2006              2005           2005
                                                                         ------            ------         ------
        Average equity as a percentage
           of average assets                                                9.16%            9.48%          9.70%

        Equity to total assets at end of period                             8.95%            8.93%          9.13%

        Return on average assets (1)                                         .96%             .86%           .87%

        Return on average equity (1)                                       10.53%            9.03%          8.98%

        Noninterest expenses to average assets (1)                          1.71%            1.82%          1.90%

        Nonperforming loans to total assets at end
           of period                                                          --%              --%          1.72%

------------
(1)  Annualized for the six months ended June 30, 2006 and 2005.

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

    A summary of the amounts of the Company's financial instruments, with off-balance sheet risk at June 30, 2006, follows (in thousands):

                                                                 CONTRACT
                                                                  AMOUNT
                                                                 --------
              Commitments to extend credit                       $  9,395
                                                                 ========
              Undisbursed loans in process                       $    207
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

                                                                           THREE MONTHS ENDED JUNE 30,
                                                                   2006                               2005
                                                    ---------------------------------     ----------------------------
                                                                 INTEREST     AVERAGE                 INTEREST  AVERAGE
                                                     AVERAGE        AND       YIELD/        AVERAGE      AND    YIELD/
                                                     BALANCE     DIVIDENDS     RATE         BALANCE   DIVIDENDS  RATE
                                                    ---------    -------      -------     ---------   -------   ------
                                                                               ($ IN THOUSANDS)
Interest-earning assets:
   Loans                                            $ 173,395    $ 3,081       7.11%      $ 145,080   $ 2,427    6.69%
   Securities                                          24,635        275       4.47          30,405       338    4.45
   Other (1)                                            3,173         44       5.55           2,840        31    4.37
                                                    ---------    -------                  ---------   -------

     Total interest-earning assets/interest income    201,203      3,400       6.76         178,325     2,796    6.27
                                                                                                      -------
Cash and due from banks                                   277         --         --             258        --      --
Premise and equipment                                   4,044                                 4,125        --      --
Other                                                   2,251         --         --           5,420        --      --
                                                    ---------                             ---------
     Total assets                                   $ 207,775         --         --       $ 188,128        --      --
                                                    =========                             =========
Interest-bearing liabilities:
   Savings, NOW and money-market deposits               8,580         42       1.96           7,640        26    1.36
   Time deposits                                      108,842      1,160       4.26          98,525       866    3.52
   Borrowings (2)                                      67,131        679       4.05          61,132       531    3.47
                                                    ---------    -------                  ---------   -------
     Total interest-bearing liabilities/
        interest expense                              184,553      1,881       4.08         167,297     1,423    3.40
                                                                 -------                              -------
Noninterest-bearing demand deposits                       884         --         --           1,070        --      --
Other liabilities                                       2,964         --         --           2,399        --      --
Stockholders' equity                                   19,374         --         --          17,362        --      --
                                                    ---------                             ---------
     Total liabilities and stockholders' equity     $ 207,775         --         --       $ 188,128        --      --
                                                    =========                             =========
Net interest income                                        --    $ 1,519         --              --   $ 1,373      --
                                                                 =========                            =======
Interest-rate spread (3)                                   --         --       2.68%             --        --    2.87%
                                                                             ======                             =====

Net interest margin (4)                                    --         --       3.02%             --        --    3.08%
                                                                             ======                             =====
Ratio of average interest-earning assets to
   average interest-bearing liabilities                  1.09         --         --            1.07        --      --
                                                    =========                             =========

------------
(1) Includes interest-earning deposits with banks, Federal funds sold, and Federal Home Loan Bank stock dividends.

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

                                                                          SIX MONTHS ENDED JUNE 30,
                                                    ------------------------------------------------------------------
                                                                   2006                              2005
                                                    ---------------------------------     ----------------------------
                                                                 INTEREST     AVERAGE                 INTEREST  AVERAGE
                                                     AVERAGE        AND       YIELD/        AVERAGE      AND    YIELD/
                                                     BALANCE     DIVIDENDS     RATE         BALANCE   DIVIDENDS  RATE
                                                    ---------    -------     --------     ---------   --------  ------
                                                                               ($ IN THOUSANDS)
Interest-earning assets:
   Loans                                            $ 172,791    $ 6,091       7.05%      $ 135,511   $ 4,499    6.64%
   Securities                                          25,020        562       4.49          28,782       637    4.43
   Other (1)                                            3,349         89       5.32           4,530        76    3.35
                                                    ---------    -------                  ---------   -------
     Total interest-earning assets/interest income    201,160      6,742       6.70         168,823     5,212    6.17
                                                                 -------                              -------
Cash and due from banks                                   313         --         --             417        --      --
Premise and equipment                                   4,055         --         --           2,857        --      --
Other                                                   2,431         --         --           5,004        --      --
                                                                                          ---------
     Total assets                                   $ 207,959         --         --       $ 177,101        --      --
                                                    =========                             =========
Interest-bearing liabilities:
   Savings, NOW and money-market deposits               7,948         65       1.64           7,829        45    1.15
   Time deposits                                      108,606      2,249       4.14          94,227     1,628    3.46
   Borrowings (2)                                      68,692      1,386       4.04          54,542       947    3.47
                                                    ---------    -------                  ---------   -------
     Total interest-bearing liabilities/
        interest expense                              185,246      3,700       4.00         156,598     2,620    3.35
                                                                                                      -------
Noninterest-bearing demand deposits                       887         --         --           1,079        --      --
Other liabilities                                       2,768         --         --           2,237        --      --
Stockholders' equity                                   19,058         --         --          17,187        --      --
                                                    ---------                             ---------
     Total liabilities and stockholders' equity     $ 207,959         --         --       $ 177,101        --      --
                                                    =========                             =========
Net interest income                                        --    $ 3,042         --              --   $ 2,592      --
                                                                 =======                              =======
Interest-rate spread (3)                                   --         --       2.70%             --        --    2.82%
                                                                             ======                            ======
Net interest margin (4)                                    --         --       3.02%             --        --    3.07%
                                                                             ======                            ======
Ratio of average interest-earning assets to
   average interest-bearing liabilities                  1.09         --         --            1.08        --      --
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

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

       COMPARISON OF THE THREE-MONTH PERIODS ENDED JUNE 30, 2006 AND 2005


   GENERAL. Net earnings for the three months ended June 30, 2006, were $486,000 or $.17 per basic and $.16 per diluted share compared to net earnings of $388,000 or $.14 per basic and $.13 per diluted share for the period ended June 30, 2005. This increase in the Company's net earnings was primarily due to an increase in net interest income.

   INTEREST INCOME. Interest income increased to $3.4 million for the three months ended June 30, 2006 from $2.8 million for the three months ended June 30, 2005. Interest income on loans increased to $3.1 million due primarily to an increase in the average loan portfolio balance for the three months ended June 30, 2006, and an increase in the average yield earned from 6.69% for the three months ended June 30, 2005 to 7.11% for the three months ended June 30, 2006. Interest on securities decreased to $275,000 due primarily to a decrease in the average balance of the securities portfolio in 2006.

   INTEREST EXPENSE. Interest expense on deposits increased to $1,202,000 for the three months ended June 30, 2006, from $892,000 for the three months ended June 30, 2005. Interest expense increased primarily because of an increase in the average balance and the average rate paid on deposits during 2006. Interest expense on borrowings increased to $679,000 for the three months ended June 30, 2006 from $531,000 for the three months ended June 30, 2005 due to an increase in the average balance of borrowings and an increase in the average rate paid on borrowings during 2006.

   PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the estimated collectibility of the Company's loan portfolio. The provision for the three months ended June 30, 2006, was $27,000 compared to $112,000 for the same period in 2005. Management believes the balance in the allowance for loan losses of $910,000 at June 30, 2006, is adequate.

   NONINTEREST INCOME. Total noninterest income decreased to $180,000 for the three months ended June 30, 2006, from $221,000 for the three months ended June 30, 2005, primarily due to a decrease in loan prepayment fees, partially offset by receiving a litigation settlement.

   NONINTEREST EXPENSES. Total noninterest expenses increased to $892,000 for the three months ended June 30, 2006 from $855,000 for the three months ended June 30, 2005, primarily due to the continued growth of the Company.

   INCOME TAXES. Income taxes for the three months ended June 30, 2006, were $294,000 (an effective rate of 37.7%) compared to income taxes of $239,000 (an effective rate of 38.1%) for the three months ended June 30, 2005.

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

        COMPARISON OF THE SIX-MONTH PERIODS ENDED JUNE 30, 2006 AND 2005



   GENERAL. Net earnings for the six months ended June 30, 2006, were $1,003,000 or $.36 per basic and $.34 per diluted share compared to net earnings of $772,000 or $.28 per basic and $.27 per diluted share for the period ended June 30, 2005. This increase in the Company's net earnings was primarily due to an increase in net interest income.

   INTEREST INCOME. Interest income increased to $6.7 million for the six months ended June 30, 2006 from $5.2 million for the six months ended June 30, 2005. Interest income on loans increased to $6.1 million due primarily to an increase in the average loan portfolio balance for the six months ended June 30, 2006 and an increase in the average yield earned from 6.64% for the six months ended June 30, 2005 to 7.05% for the six months ended June 30, 2006. Interest on securities decreased to $562,000 due primarily to a decrease in the average balance of the securities portfolio in 2006.

   INTEREST EXPENSE. Interest expense on deposits increased to $2.3 million for the six months ended June 30, 2006, from $1.7 million for the six months ended June 30, 2005. Interest expense increased primarily because of an increase in the average balance and the average rate paid on deposits during 2006. Interest expense on borrowings increased to $1.4 million for the six months ended June 30, 2006 from $947,000 for the six months ended June 30, 2005 due to an increase in the average balance of borrowings and an increase in the average rate paid on borrowings during 2006.

   PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the estimated collectibility of the Company's loan portfolio. The provision for the six months ended June 30, 2006, was $133,000 compared to $145,000 for the same period in 2005. Management believes the balance in the allowance for loan losses of $910,000 at June 30, 2006, is adequate.

   NONINTEREST INCOME. Total noninterest income decreased to $452,000 for the six months ended June 30, 2006, from $479,000 for the six months ended June 30, 2005, primarily due to a decrease in loan prepayment fees partially offset by an increase in gains recognized on the payoff of Federal Home Loan Bank advances and due to receiving a litigation settlement.

   NONINTEREST EXPENSES. Total noninterest expenses increased to $1.8 million for the six months ended June 30, 2006 from $1.7 million for the six months ended June 30, 2005, primarily due to the continued growth of the Company.

   INCOME TAXES. Income taxes for the six months ended June 30, 2006, were $581,000 (an effective rate of 36.7%) compared to income taxes of $472,000 (an effective rate of 37.9%) for the six months ended June 30, 2005.

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

                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Shareholders (the "Annual Meeting") of OptimumBank was held on April 27, 2006, to consider the election of directors each for a term of one year.

At the Annual Meeting, 2,204,766 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

Proposal I

The election of directors each for a term of one year is as follows:

                                                        FOR          WITHHELD

Albert J. Finch                                      2,204,686             80
                                                    ==========        =======
Richard L. Browdy                                    2,204,686             80
                                                    ==========        =======
Michael Bedzow                                       2,204,686             80
                                                    ==========        =======
Sam Borek                                            2,203,766          1,000
                                                    ==========        =======
Irving P. Cohen                                      2,204,686             80
                                                    ==========        =======
Gordon Deckelbaum                                    2,204,686             80
                                                    ==========        =======
H. David Krinsky                                     2,203,686          1,080
                                                    ==========        =======
Wendy Mitchler                                       2,204,686             80
                                                    ==========        =======
Larry R. Willis                                      2,203,686          1,080
                                                    ==========        =======

                    OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

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

   EXHIBIT NO.            DESCRIPTION
   ----------             ------------

     **  2.1   Agreement and Plan of Reorganization between OptimumBank and
               OptimumBank Holdings, Inc. dated March 23, 2004

    ***  3.1   Articles of Incorporation

    ***  3.3   Bylaws

   ****  4.1   Form of stock certificate

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

                                                 OPTIMUMBANK HOLDINGS, INC.
                                                 (Registrant)





Date:  August 11, 2006                           By: /s/ Albert J. Finch
                                                     ---------------------------
                                                     Albert J. Finch,
                                                     Chief Executive Officer




Date:  August 11, 2006                           By: /s/ Richard L. Browdy
                                                     ---------------------------
                                                     Richard L. Browdy,
                                                     Chief Financial Officer