Form 10QSB
period 2006-09-30
OptimumBank Holdings, Inc.
filed 2006-11-13
CIK 1288855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to _________

Commission File Number  0001288855

______________

OPTIMUMBANK HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

______________

Florida	55-0865043
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2477 East Commercial Boulevard, Fort Lauderdale, FL 33308

(Address of principal executive offices)

954-776-2332

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒      No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐      No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   2,819,003 common shares issued and outstanding as of November 10, 2006

Transitional Small Business Disclosure Format (Check one):    Yes  ☐      No  ☒

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2006	2005
	(unaudited)
Assets
Cash and due from banks	$2,563	$502
Federal funds sold	4,230	652
Total cash and cash equivalents	6,793	1,154
Securities held to maturity (fair value approximates $27,246 and $25,096)	27,463	25,618
Security available for sale	241	243
Loans, net of allowance for loan losses of $922 and $777	176,411	170,226
Federal Home Loan Bank stock	2,641	2,712
Premises and equipment, net	4,004	4,074
Accrued interest receivable	1,138	1,030
Other assets	685	987
Total assets	$219,376	$206,044
Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$294	$390
Savings, NOW and money-market deposits	18,408	7,050
Time deposits	110,128	106,624
Total deposits	128,830	114,064
Federal Home Loan Bank advances	47,650	52,950
Other borrowings	12,950	12,950
Junior subordinated debenture	5,155	5,155
Other liabilities	1,141	922
Official checks	3,622	1,593
Total liabilities	199,348	187,634
Stockholders’ equity:
Common stock, $.01 par value; 6,000,000 shares authorized, 2,819,003 and 2,663,775 shares issued and outstanding	28	27
Additional paid-in capital	15,915	14,141
Retained earnings	4,094	4,249
Accumulated other comprehensive loss	(9)	(7)
Total stockholders’ equity	20,028	18,410
Total liabilities and stockholders’ equity	$219,376	$206,044

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income:
Loans	$3,223	$2,545	$9,314	$7,044
Securities	334	322	896	959
Other	64	24	153	100
Total interest income	3,621	2,891	10,363	8,103
Interest expense:
Deposits	1,355	985	3,669	2,657
Borrowings	749	543	2,135	1,490
Total interest expense	2,104	1,528	5,804	4,147
Net interest income	1,517	1,363	4,559	3,956
Provision (credit) for loan losses	12	(40)	145	105
Net interest income after provision (credit) for loan losses	1,505	1,403	4,414	3,851
Noninterest income:
Service charges and fees	17	30	54	130
Loan prepayment fees	86	128	223	469
Gain on early extinguishment of debt	—	—	178	—
Litigation settlement	—	—		—
Other	5	5	12	43
Total noninterest income	108	163	560	642
Noninterest expenses:
Salaries and employee benefits	488	462	1,484	1,398
Occupancy and equipment	165	164	481	455
Data processing	44	52	126	153
Professional fees	65	25	197	127
Insurance	16	18	52	52
Stationary and supplies	12	11	29	33
Other	100	186	298	383
Total noninterest expenses	890	918	2,667	2,601
Earnings before income taxes	723	648	2,307	1,892
Income taxes	272	247	853	719
Net earnings	$451	$401	$1,454	$1,173
Net earnings per share:
Basic	$.16	$.14	$.52	$.42
Diluted	$.15	$.14	$.49	$.41
Dividends per share	$—	$—	$—	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Dollars in thousands)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Total Stockholders’ Equity

	Common Stock
	Shares	Amount
Balance at December 31, 2004	2,650,102	$27	14,051	2,648	(3)	16,723
Comprehensive income:
Net earnings for the nine months ended September 30, 2005 (unaudited)	—	—	—	1,173	—	1,173
Net change in unrealized loss on security available for sale (unaudited)	—	—	—	—	(3)	(3)
Comprehensive income (unaudited)						1,170
Proceeds from exercise of common stock options (unaudited)	11,733	—	62	—	—	62
Balance at September 30, 2005 (unaudited)	2,661,835	$27	14,113	3,821	(6)	17,955
Balance at December 31, 2005	2,663,775	27	14,141	4,249	(7)	18,410
Comprehensive income:
Net earnings for the nine months ended September 30, 2006 (unaudited)	—	—	—	1,454	—	1,454
Net change in unrealized loss on security available for sale (unaudited)	—	—	—	—	(2)	(2)
Comprehensive income (unaudited)						1,452
Proceeds from exercise of common stock options, including tax benefit of $37 (unaudited)	21,150	—	166	—	—	166
5% stock dividend (unaudited)	134,078	1	1,608	(1,609)	—	—
Balance at September 30, 2006 (unaudited)	2,819,003	$28	15,915	4,094	(9)	20,028

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$1,454	$1,173
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	175	196
Provision for loan losses	145	105
Gain on early extinguishments of debt	(178)	—
Provision for losses on foreclosed real estate	—	92
Net amortization of fees, premiums and discounts	407	213
Repayments of loans held for sale	—	509
Increase in accrued interest receivable	(108)	(43)
Decrease (increase) in other assets	302	(80)
Increase in official checks and other liabilities	2,248	1,761
Net cash provided by operating activities	4,445	3,926
Cash flows from investing activities:
Purchases of securities held to maturity	(4,926)	(7,843)
Principal repayments and calls of securities held to maturity	2,925	4,567
Net increase in loans	(6,581)	(34,289)
Purchase of premises and equipment	(105)	(183)
Redemption (purchase) of Federal Home Loan Bank stock	71	(463)
Proceeds from sale of foreclosed real estate	—	220
Net cash used in investing activities	(8,616)	(37,991)
Cash flows from financing activities:
Net increase in deposits	14,766	17,152
Net increase in other borrowings	—	7,950
Proceeds from exercise of common stock options	129	62
Net (decrease) increase in Federal Home Loan Bank advances	(5,122)	9,000
Tax benefit associated with exercise of common stock options	37	—
Net cash provided by financing activities	9,810	34,164
Net increase in cash and cash equivalents	5,639	99
Cash and cash equivalents at beginning of the period	1,154	3,223
Cash and cash equivalents at end of the period	$6,793	$3,322
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,809	$4,167
Income taxes	$868	$1,204
Noncash investing activities:
Change in accumulated other comprehensive loss, net change in unrealized loss on security available for sale	$(2)	$(3)
Loans reclassified to foreclosed real estate	$—	$3,315
Common stock dividend	$1,609	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)      General. OptimumBank Holdings, Inc. (the “Holding Company”) is a one-bank holding company and owns 100% of OptimumBank (the “Bank”), a state (Florida)-chartered commercial bank (collectively, the “Company”). The Holding Company’s only business is the operation of the Bank. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation. The Bank offers a variety of community banking services to individual and corporate customers through its three banking offices located in Broward County, Florida.

In the opinion of the management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2006, and the results of operations for the three- and nine-month periods ended September 30, 2006 and 2005, and cash flows for the nine-months periods ended September 30, 2006 and 2005. The results of operations for the three and nine months ended September 30, 2006, are not necessarily indicative of the results to be expected for the full year.

(2)      Loan Impairment and Credit Losses.  The activity in the allowance for loan losses was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Balance at beginning of period	$910	$773	$777	$628
Provision (credit) for loan losses	12	(40)	145	105
Balance at end of period	$922	$733	$922	$733

There were no impaired loans at September 30, 2006 or December 31, 2005. The average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Average net investment in impaired loans	$—	$—	$—	$1,258
Interest income recognized on impaired loans	$—	$—	$—	$—
Interest income received on impaired loans	$—	$—	$—	$—

At September 30, 2006, the Company had no nonaccrual loans or loans over 90 days still accruing interest.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

(3)      Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements The following is a summary at September 30, 2006 of the regulatory capital requirements of the Bank’s capital on a percentage basis:

	Bank	Regulatory Requirement
Tier I capital to total average assets	11.44%	4.00%
Tier I capital to risk-weighted assets	15.84%	4.00%
Total capital to risk-weighted assets	16.43%	8.00%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Weighted-average number of common shares outstanding used to calculate basic earnings per common share	2,818,216	2,794,927	2,811,275	2,790,643
Effect of dilutive stock options	147,666	95,642	137,640	104,937
Weighted-average number of common shares outstanding used to calculate diluted earnings per common share	2,965,882	2,890,569	2,948,915	2,895,580

All amounts reflect the 5% stock dividend declared in April, 2006 and paid in June, 2006.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

(5)      Stock-Based Compensation. Prior to January 1, 2006, the Company’s stock option plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s consolidated statements of earnings through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of December 31, 2005, all stock options were fully vested and no options were granted during the period ending September 30, 2006; therefore, no stock-based compensation has been recognized in 2006.

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

The Company established an incentive Stock Option Plan (the “Plan”) for officers, directors and employees of the Company and reserved 544,840 (amended) shares of common stock for the plan. Both incentive stock options and nonqualified stock options may be granted under the plan. The exercise price of the stock options is determined by the board of directors at the time of grant, but cannot be less than the fair market value of the common stock on the date of grant. The options vest over three and five years. The Company accelerated the vesting of all unvested options in the Plan in 2005, primarily to reduce noncash compensation expense that would have been recorded in its consolidated statements of earnings in future years due to the adoption of SFAS No. 123(R) in January 2006. In accordance with SFAS 123, in 2005 the Company expensed the remaining unrecognized compensation cost associated with these options in the proforma disclosure. The options must be exercised within ten years from the date of grant. At September 30, 2006, 9,240 options were available for grant.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

(5)      Stock-Based Compensation, Continued. A summary of the activity in the Company’s stock option plan is as follows. All amounts reflect the 5% stock dividend declared in April, 2006 and paid in June, 2006 (dollars in thousands, except per share amounts):

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	497,640	$7.62
Exercised	(21,150)	6.14
Forfeited	(9,240)	9.21
Outstanding and exercisable at
September 30, 2006	467,250	$7.66	6.9 years	$1,539

The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $12,884 and $106,734, respectively and the tax benefit relating to the stock options exercised was $0 and $37,000, respectively.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plan for the three months and nine months ended September 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and is being amortized to expense over the options’ vesting periods. All amounts reflect the 5% stock dividend declared in April, 2006 and paid in June, 2006 (in thousands, except per share data).

	Three Months Ended September 30,	Nine Months Ended September 30,
	2005	2005
Net earnings, as reported	$401	$1,173
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards	44	132
Proforma net earnings	$357	$1,041
Basic earnings per share:
As reported	$.14	$.42
Proforma	$.12	$.37
Diluted earnings per share:
As reported	$.14	$.41
Proforma	$.12	$.36

(6)      Common Stock Dividend. On April 27, 2006, the Company’s board of directors declared a 5% stock dividend to shareholders of record on May 11, 2006, and paid on June 11, 2006.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the interim financial data as of September 30, 2006, and for the three- and nine-month periods ended September 30, 2006 and 2005, presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

OptimumBank Holdings, Inc.

Fort Lauderdale, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of OptimumBank Holdings, Inc. and Subsidiary (the “Company”) as of September 30, 2006, and the condensed consolidated statements of earnings for the three- and nine-month periods ended September 30, 2006 and 2005 and the related condensed consolidated statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 10, 2006, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Fort Lauderdale, Florida
October 20, 2006

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2.  Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Comparison of September 30, 2006 and December 31, 2005

Liquidity and Capital Resources

The Company’s primary sources of cash during the nine months ended September 30, 2006 were from net deposit inflows of approximately $14.8 million, principal repayments of securities held to maturity of approximately $2.8 million and cash provided from operating activities of approximately $4.4 million. Cash was used primarily for net loan originations of approximately $6.6 million, purchases of securities of approximately $4.9 million and repayment of Federal Home Loan Bank advances of approximately $5.1 million. At September 30, 2006, the Company had time deposits of approximately $59.8 million that mature in one year or less. At September 30, 2006, the Company exceeded its regulatory liquidity requirements. Management believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest-rate environment.

The following table shows selected information for the periods ended or at the dates indicated:

	Nine Months Ended September 30,	Year Ended December 31,	Nine Months Ended September 30,
	2006	2005	2005

Average equity as a percentage
of average assets	9.16%	9.48%	9.54%
Equity to total assets at end of period	9.13%	8.93%	8.90%
Return on average assets (1)	.92%	.86%	0.86%
Return on average equity (1)	10.03%	9.03%	8.98%
Noninterest expenses to average assets (1)	1.69%	1.82%	1.90%
Nonperforming loans to total assets at end of period	—%	—%	1.49%

———————

(1)

Annualized for the nine months ended September 30, 2006 and 2005.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2.  Management’s Discussion and Analysis
of Financial Condition and Results of Operations, Continued

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and undisbursed loans in process. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the condensed consolidated balance sheet. The contract or notional amounts of those instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and undisbursed loans in process is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total committed amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party.

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at September 30, 2006, follows (in thousands):

Contract Amount
Commitments to extend credit	$12,455
Undisbursed loans in process	$84

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

	Three Months Ended September 30,
	2006			2005
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$176,927	3,223	7.29%	$150,880	2,545	6.75%
Securities	28,363	334	4.71	28,724	322	4.48
Other (1)	4,591	64	5.58	2,867	24	3.35
Total interest-earning assets	209,881	3,621	6.90	182,471	2,891	6.34
Cash and due from banks	324			286
Premises and equipment	4,030			4,104
Other	2,481			5,947
Total assets	$216,716			$192,808
Interest-bearing liabilities:
Savings, NOW and money-market deposit accounts	10,899	93	3.41	7,682	19	0.99
Time deposits	110,239	1,262	4.58	103,379	966	3.74
Borrowings (2)	71,475	749	4.19	59,843	543	3.63
Total interest-bearing liabilities	192,613	2,104	4.37	170,904	1,528	3.58
Demand deposits	614			845
Noninterest-bearing liabilities	3,627			3,224
Stockholders’ equity	19,862			17,835
Total liabilities and stockholders’ equity	$216,716			$192,808
Net interest income		$1,517			$1,363
Interest-rate spread (3)			2.53%			2.76%
Net interest margin (4)			2.89%			2.99%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.09			1.07

———————

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

	Nine Months Ended September 30,
	2006			2005
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$174,169	9,313	7.13%	$140,634	7,044	6.67%
Securities	26,134	896	4.57	28,762	959	4.44
Other (1)	3,763	153	5.42	3,976	100	3.35
Total interest-earning assets	204,066	10,362	6.77	173,372	8,103	6.23
Cash and due from banks	317			214
Premises and equipment	4,047			4,119
Other	2,448			4,632
Total assets	$210,878			$182,337
Interest-bearing liabilities:
Savings, NOW and money-market deposit accounts	8,932	158	2.36	7,780	64	1.10
Time deposits	109,150	3,512	4.29	97,277	2,593	3.56
Borrowings (2)	69,619	2,135	4.09	56,310	1,490	3.53
Total interest-bearing liabilities	187,701	5,805	4.12	161,367	4,147	3.43
Demand deposits	796			1,001
Noninterest-bearing liabilities	3,055			2,566
Stockholders’ equity	19,326			17,403
Total liabilities and stockholders’ equity	$210,878			$182,337
Net interest income		$4,557			$3,956
Interest-rate spread (3)			2.65%			2.80%
Net interest margin (4)			2.98%			3.04%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.09			1.07

———————

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

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended September 30, 2006 and 2005

General. Net earnings for the three months ended September 30, 2006, were $451,000 or $.16 per basic and $.15 per diluted share compared to net earnings of $401,000 or $.14 per basic and diluted share for the period ended September 30, 2005. This increase in the Company’s net earnings was primarily due to an increase in net interest income.

Interest Income. Interest income increased to $3.6 million for the three months ended September 30, 2006 from $2.9 million for the three months ended September 30, 2005. Interest income on loans increased to $3.2 million due primarily to an increase in the yield earned on the loans for the three months ended September 30, 2006 and an increase in the average loan portfolio balance in 2006.

Interest Expense. Interest expense on deposit accounts increased to $1.4 million for the three months ended September 30, 2006, from $985,000 for the three months ended September 30, 2005. Interest expense on deposits increased primarily because of an increase in the average balance of deposits and the average rate paid during 2006. Interest expense on borrowings increased to $749,000 for the three months ended September 30, 2006 from $543,000 for the three months ended September 30, 2005 due primarily to an increase in the average balance of borrowings.

Provision (Credit) for Loan Losses.  The provision (credit) for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the estimated collectibility of the Company’s loan portfolio. The Company recorded a provision for the three months ended September 30, 2006 of $12,000 compared to a credit of $(40,000) for the same period in 2005. Management believes the balance in the allowance for loan losses of $922,000 at September 30, 2006, is adequate.

Noninterest Income. Total noninterest income decreased to $108,000 for the three months ended September 30, 2006, from $163,000 for the three months ended September 30, 2005, primarily due to decreases in prepayment fees collected and service charges and fees.

Noninterest Expenses. Total noninterest expenses decreased to $890,000 for the three months ended September 30, 2006 from $918,000 for the three months ended September 30, 2005.

Income Taxes. Income taxes for the three months ended September 30, 2006, were $272,000 (an effective rate of 37.6%) compared to income taxes of $247,000 (an effective rate of 38.1%) for the three months ended September 30, 2005.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Nine-Month Periods Ended September 30, 2006 and 2005

General. Net earnings for the nine months ended September 30, 2006, were $1,454,000 or $.52 per basic and $.49 per diluted share compared to net earnings of $1,173,000 or $.42 per basic and $.41 per diluted share for the period ended September 30, 2005. This increase in the Company’s net earnings was primarily due to an increase in net interest income.

Interest Income. Interest income increased to $10.4 million for the nine months ended September 30, 2006 from $8.1 million for the nine months ended September 30, 2005. Interest income on loans increased to $9.3 million due primarily to an increase in the yield earned on the loans for the nine months ended September 30, 2006 and an increase in the average loan portfolio balance in 2006.

Interest Expense. Interest expense on deposit accounts increased to $3.7 million for the nine months ended September 30, 2006, from $2.7 million for the nine months ended September 30, 2005. Interest expense on deposits increased primarily because of an increase in the average balance of deposits and the average rate paid during 2006. Interest expense on borrowings increased to $2.1 million for the nine months ended September 30, 2006 from $1.5 million for the nine months ended September 30, 2005 due primarily to an increase in the average balance of borrowings.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the estimated collectibility of the Company’s loan portfolio. The provision for the nine months ended September 30, 2006, was $145,000 compared to $105,000 for the same period in 2005. Management believes the balance in the allowance for loan losses of $922,000 at September 30, 2006, is adequate.

Noninterest Income. Total noninterest income decreased to $560,000 for the nine months ended September 30, 2006, from $642,000 for the nine months ended September 30, 2005 primarily as a result of a decrease in prepayment fees collected of $246,000 and a decrease in service charges and fees of $76,000 partially offset by an increase in gains recognized on the payoff of Federal Home Loan Bank advances of $178,000 and a litigation settlement of $93,000 in 2006.

Noninterest Expenses. Total noninterest expenses increased to $2.7 million for the nine months ended September 30, 2006 from $2.6 million for the nine months ended September 30, 2005, primarily due to an increase in salaries and employee benefits of $86,000 and an increase in professional fees of $70,000, all due to the continued growth of the Company.

Income Taxes Income taxes for the nine months ended September 30, 2006, were $853,000 (an effective rate of 37.0%) compared to income taxes of $719,000 (an effective rate of 38.0%) for the nine months ended September 30, 2005.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 3.

Controls and Procedures

a.

Evaluation of Disclosure Controls and Procedures.  The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive and principal accounting officers of the Company concluded that the Company’s disclosure controls and procedures were adequate.

b.

Changes in Internal Controls.  The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive and principal accounting officers.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION

Item 6.

Exhibits

The following exhibits are filed with or incorporated by reference into this report. The exhibits denominated by (i) an asterisk (*) were previously filed as a part of a Registration Statement on Form 10-SB under the Exchange Act, filed with the Federal Deposit Insurance Corporation on March 28, 2003; (ii) a double asterisk (**) were previously filed as a part of an Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (“SEC”) on March 30, 2004; (iii) a triple asterisk (***) were previously filed as part of a current report on Form 8-K filed with the SEC on May 11, 2004; and (iv) a quadruple asterisk (****)were previously filed as part of a Quarterly Report on Form 10-QSB filed with the SEC on August 12, 2004; (v) a quintuple asterisk (*****) were previously filed as part of an Annual Report on Form 10-KSB filed with the SEC on March 31, 2005; and (vi) a sextuple asterisk (******) were previously filed as part of an Annual Report on Form 10-KSB filed with the SEC on March 31, 2006.

Exhibit No.		Description
**	2.1	Agreement and Plan of Reorganization between OptimumBank and OptimumBank Holdings, Inc. dated March 23, 2004

***	3.1	Articles of Incorporation
***	3.3	Bylaws
****	4.1	Form of stock certificate
******	10.1	Amended and Restated Stock Option Plan
*	10.2	Non-employee Directors’ Fee Compensation and Stock Purchase Plan
*	10.3	Agreement between OptimumBank, Albert J. Finch and Richard L. Browdy dated June 14, 2002
*****	14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers
	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
	32.1	Certification of Chief Executive Officer under §906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer under §906 of the Sarbanes-Oxley Act of 2002

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date: November 10, 2006	By:	/s/ ALBERT J. FINCH
Albert J. Finch, Chief Executive Officer

Date: November 10, 2006	By:	/s/ RICHARD L. BROWDY
Richard L. Browdy, Chief Financial Officer