Form 10KSB
period 2006-12-31
OptimumBank Holdings, Inc.
filed 2007-04-02
CIK 1288855

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 0001288855

                           OPTIMUMBANK HOLDINGS, INC.
                           --------------------------
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

         Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were $14,819,000.

         The aggregate market value of the Common Stock of the issuer held by non-affiliates of the issuer (1,906,025 shares) on March 14, 2007, was approximately $16,963,623. The aggregate market value was computed by reference to the closing market price of the Common Stock of the issuer at $8.90 per share on March 14, 2007. For the purposes of this response, directors and executive officers are considered the affiliates of the issuer at that date.

         As of March 14, 2007, there were issued and outstanding 2,820,280 shares of the issuer's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2007 to be filed with Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the issuer's fiscal year end are incorporated into Part III, Items 9 through 12, and 14, of this Annual Report on Form 10-KSB.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Item 1.  Business
                  Forward-Looking Statements..................................1
                  General.....................................................1
                  Banking Products............................................1
                  Strategy....................................................2
                  Lending Activities..........................................2
                  Deposit Activities..........................................3
                  Investments.................................................3
                  Correspondent Banking.......................................3
                  Data Processing.............................................3
                  Internet Banking............................................3
                  Competition.................................................4
                  Employees...................................................4
                  Supervision and Regulation..................................4
                  Statistical Profile and Other Financial Data................8

Item 2.  Properties...........................................................8

Item 3.  Legal Proceedings....................................................9

Item 4.  Submission of Matters to a Vote of Security Holders..................9

PART II.......................................................................9

Item 5.  Market for the Registrant's Common Equity and
         Related Stockholder Matters..........................................9

Item 6.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................10

Item 7.  Financial Statements................................................23

Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure................................................23

Item 8A. Controls and Procedures.............................................23

PART III.....................................................................23

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act...................23

Item 10. Executive Compensation..............................................23

Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters..........................24

Item 12. Certain Relationships and Related Transactions and
         Director Independence...............................................24

Item 13. Exhibits............................................................25

Item 14. Principal Accountant Fees and Services..............................25

SIGNATURES...................................................................26

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

GENERAL

         OptimumBank Holdings, Inc. (the "Company") was formed in March 2004 as a Florida corporation to serve as a one-bank holding company for OptimumBank (the "Bank"), a Florida state chartered bank. The Company acquired all of the shares of the Bank in May 2004 in a statutory share exchange. The Company's only business is the operation of the Bank which opened for business in November 2000. The Bank provides community banking services and products to individuals and businesses in Broward, Miami-Dade and Palm Beach counties. The Company currently operates out of its main office and three branch banking offices in Broward County, Florida. As a registered bank holding company, the Company is regulated by the Federal Reserve Board. The Bank is a member of the Federal Home Loan Bank of Atlanta and is regulated by the State of Florida Department of Financial Services and the Federal Deposit Insurance Corporation, the insurer of its deposits. As of December 31, 2006, the Company has grown to $225.7 million in assets, $181.9 million in net loans and $129.5 million in deposits.

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

         We provide a range of consumer and commercial banking services to individuals, businesses and industries. The basic services we offer include: demand interest-bearing and noninterest-bearing accounts, money market deposit accounts, NOW accounts, time deposits, credit cards, cash management, direct deposits, notary services, money orders, night depository, travelers' checks, cashier's checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, and banking by mail. In addition, we make residential and commercial real estate loans and consumer loans. We provide ATM cards, as a part of the Star, Presto and Cirrus networks, thereby permitting customers to utilize the convenience of ATMs worldwide. We do not have trust powers and provide no trust services.

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

LENDING ACTIVITIES

         We offer primarily real estate and to a lesser extent, consumer loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in our market area. Our market area consists of the tri-county area of Broward, Miami-Dade and Palm Beach counties. Our net loans at December 31, 2006 were $181.9 million, or 80.5% of total assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. We have no foreign loans or loans for highly leveraged transactions.

         Our loans are concentrated in two major areas: residential and commercial real estate loans. As of December 31, 2006, almost 100% of our loan portfolio consisted of loans secured by mortgages on real estate, of which approximately 39.0% of the total loan portfolio is secured by one-to-four family residential properties. Our real estate loans are located primarily in our tri-county market area.

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

         Our consumer loan portfolio consists of one loan to an individual that is unsecured. This loan is for a term of less than one year.

         Loan originations are derived primarily from existing customers, direct marketing and independent mortgage brokers that process our loans. We pay fees to these brokers in connection with their services; however, we perform the underwriting and approval of each of the loans we fund.

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

DEPOSIT ACTIVITIES

         Deposits are the major source of our funds for lending and other investment activities. We consider the majority of our regular savings, demand, NOW, money market deposit accounts and CD's under $100,000 to be core deposits. These accounts comprised approximately 68.4% of our total deposits at December 31, 2006. Approximately 79.6% of our deposits at December 31, 2006 were certificates of deposit. Generally, we attempt to maintain the rates paid on our deposits at a competitive level. Time deposits of $100,000 and over made up approximately 31.6% of our total deposits at December 31, 2006. Although these large deposits are not traditionally considered core deposits, the majority of these deposits have served as a stable source of funds in our targeted market. The majority of our deposits are generated from Broward County.

         We may use brokered deposits to facilitate the funding of our mortgage lending activities in circumstances when larger than anticipated loan volumes occur and there is not enough time to fund the additional loan demand through traditional deposit solicitation. The time frame from the initial order to the final funding of brokered deposits is generally one to three days. The rates paid on these brokered deposits are typically equal to or slightly less than the high end of the interest rates in the Bank's competitive market area. Brokered deposits amounted to 6.4% and 8.1% of our total deposits at December 31, 2006 and 2005, respectively.

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

EMPLOYEES

         As of December 31, 2006, we had 20 full-time employees (including executive officers). The employees are not represented by a collective bargaining unit. We consider relations with employees to be good.

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

         SECURITIES REGULATION AND CORPORATION GOVERNANCE. The Company's common stock is registered with the Securities and Exchange Commission (the "SEC") under Section 12(g) of the Securities Exchange Act of 1934, and the Company is subject to restrictions, reporting requirements and review procedures under federal securities laws and regulations. The Company is also subject to the rules and reporting requirements of the Nasdaq Global Market, on which its common stock is traded. Like other issuers of publicly traded securities, the Company must also comply with the corporate governance reforms enacted under the Sarbanes-Oxley Act of 2002 ("The Sarbanes-Oxley Act") and the rules of the SEC and Nasdaq Stock Market adopted pursuant to the Sarbanes Oxley Act. Among other things, these reforms, effective as of various dates, require certification of financial statements by the chief executive officer and chief financial officer, prohibit the provision of specified services by independent auditors, require pre-approval of independent auditor services, define director independence and require certain committees, and a majority of a subject company's board of directors, to consist of independent directors, establish additional disclosure requirements in reports filed with the SEC, require expedited filing of reports, require management evaluation and auditor attestation of internal controls, prohibit loans by the company (but not by certain depository institutions) to directors and officers, set record-keeping requirements, mandate complaint procedures for the reporting of accounting and audit concerns by employees, and establish penalties for non-compliance.

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

         LOANS TO ONE BORROWER. Florida law generally allows a state bank such as the Bank to extend credit to any one borrower (and certain related entities of such borrower) in an amount up to 25% of its capital accounts, provided that the unsecured portion may not exceed 15% of the capital accounts of the bank. Based upon the Bank's capital, the maximum loan the Bank is currently permitted to make is approximately $6.3 million, provided the unsecured portion does not exceed approximately $3.8 million.

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

         USA PATRIOT ACT. The USA Patriot Act was enacted after September 11, 2001 to provide the federal government with powers to prevent, detect, and prosecute terrorism and international money laundering, and has resulted in promulgation of several regulations that have a direct impact on banks. There are a number of programs that financial institutions must have in place such as:
(i) Bank Secrecy Act/Anti-Money Laundering programs to manage risk; (ii) Customer Identification Programs to determine the true identity of customers, document and verify the information, and determine whether the customer appears on any federal government list of known or suspected terrorist or terrorist organizations; and (iii) monitoring for the timely detection and reporting of suspicious activity and reportable transactions. Over the past few years, enforcement, and compliance monitoring, of these anti-money laundering laws has dramatically increased. As a result, we have increased the attention and resources we dedicate to compliance with these laws.

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

         CAPITAL ADEQUACY REQUIREMENTS

         The Federal Reserve Board and bank regulatory agencies require bank holding companies and banks to maintain capital at adequate levels based on a percentage of assets and off balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common and qualifying preferred shareholders' equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses except for certain limitations. An institution's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. Banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. At December 31, 2006, the Company and the Bank met all capital requirements to which they were subject.

         The FDIC Improvement Act of 1991 ("FDICIA") contains "prompt corrective action" provisions pursuant to which banks are to be classified into one of five categories based upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized" and which require (subject to certain exceptions) the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes "significantly undercapitalized" or "critically undercapitalized." Under regulations implementing the "prompt corrective action" provisions of FDICIA, the FDIC possesses broad powers to take prompt corrective action as deemed appropriate for a bank, based on the bank's capital levels. The extent of these powers depends upon whether the bank in question is considered "well-capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", or "critically undercapitalized". Generally, as a bank is deemed to be less well-capitalized, the scope and severity of the FDIC's powers increase, ultimately permitting the FDIC to appoint a receiver for the bank. Business activities may also be influenced by a bank's capital classification. For instance, only a "well-capitalized" bank may accept brokered deposits without prior regulatory approval, and can engage in various expansion activities with prior notice, rather than prior regulatory approval. Failure to meet these capital requirements could subject the bank to the prompt corrective action provisions of the FDIC, which may include filing with the FDIC a plan describing the means and a schedule for achieving the minimum capital requirements. In addition, a bank would not be able to receive regulatory approval of any application that required consideration of capital adequacy, such as a branch or merger application, unless it could demonstrate a reasonable plan to meet the capital requirement within an acceptable period of time. As of December 31, 2006, the Bank met the capital requirements of a "well capitalized" institution.

         For additional information regarding the Bank's capital ratios and requirements, see "Management's Discussion and Analysis -- Regulatory Capital Adequacy."

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

ITEM 2.  PROPERTIES

         The following table sets forth information with respect to our main office and branch offices as of December 31, 2006.

                                            YEAR FACILITY
LOCATION                                       OPENED            FACILITY STATUS
--------                                    -------------        ---------------
Executive Office
----------------

2477 East Commercial Boulevard
Fort Lauderdale, Florida 33308                  2004                  Owned

Branch Offices
--------------

10197 Cleary Boulevard
Plantation, Florida 33324                       2000                  Owned

3524 North Ocean Boulevard
Fort Lauderdale, Florida 33308                June 2003                Owned (1)

2215 West Hillsboro Boulevard
Deerfield Beach, Florida 22442              January 2004              Leased (2)
__________
(1) On February 1, 2007, the Company entered into a sale/leaseback transaction for this facility. No gain or loss will be recognized on this transaction.

(2) Lease is for a ten-year term, with two five-year options to renew, for 2500 square feet. The monthly lease payment as of December 2006 is $6,183.

ITEM 3.  LEGAL PROCEEDINGS

         At December 31, 2006, we were a party to one legal proceeding, the outcome of which will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2006.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

         Our common stock is traded on the NASDAQ Global Stock Market under the symbol OPHC. On March 14, 2007, we had approximately 225 shareholders of record. The high and low common stock prices per share during 2005 and 2006 were as follows:

         YEAR                QUARTER              HIGH             LOW
         ----                -------              ----             ---
         2005                First               $13.50          $10.25
                             Second              $12.00          $ 9.90
                             Third               $11.20          $ 9.80
                             Fourth              $10.50          $ 9.90

         2006                First               $11.05          $ 9.74
                             Second              $14.23          $10.71
                             Third               $13.05          $10.40
                             Fourth              $11.00          $10.35

         We have not paid any cash dividends in the past. We intend that, for the foreseeable future, we will retain earnings to finance continued growth rather than pay cash dividends on our common stock.

         As a state chartered bank, OptimumBank is subject to dividend restrictions set by Florida law and the FDIC. Except with the prior approval of the Florida Department of Financial Services, all dividends of any Florida bank must be paid out of retained net profits from the current period and the previous two years, after deducting expenses, including losses and bad debts. In addition, a state-chartered bank in Florida is required to transfer at least 20% of its net income to surplus until its surplus equals the amount of paid-in capital. Under the Federal Deposit Insurance Act, an FDIC-insured institution may not pay any dividend if payment would cause it to become undercapitalized or while it is undercapitalized.

         Information regarding recent sales of unregistered common stock under the Company's Non-Employee Directors' Fee Compensation and Stock Purchase Plan is included in Item 11 of Part III of this Form 10-KSB.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                             SELECTED FINANCIAL DATA

                   AT DECEMBER 31, OR FOR THE YEAR THEN ENDED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE FIGURES)

                                                         2006           2005         2004           2003          2002
                                                      ----------     ---------     ---------     ---------     ---------
AT YEAR END:

Cash and cash equivalents                             $    1,604         1,154         3,223           539         3,801
Securities held to maturity                               33,399        25,618        24,134        16,539         6,550
Security available for sale                                  241           243           247           246            --
Loans, net                                               181,878       170,226       128,810       111,320        60,537
Loans held for sale                                           --            --           509         1,406         2,086
All other assets                                           8,581         8,803         7,635         5,129         2,309
                                                      ----------     ---------     ---------     ---------     ---------

     Total assets                                     $  225,703       206,044       164,558       135,179        75,283
                                                      ==========     =========     =========     =========     =========

Deposit accounts                                         129,502       114,064        97,994        80,744        51,742
Federal Home Loan Bank advances                           56,550        52,950        37,650        29,500         9,500
Other borrowings                                          10,950        12,950         5,000         8,750            --
Junior subordinated debenture                              5,155         5,155         5,155            --            --
All other liabilities                                      3,123         2,515         2,036         1,285           415
Stockholders' equity                                      20,423        18,410        16,723        14,900        13,626
                                                      ----------     ---------     ---------     ---------     ---------

     Total liabilities and stockholders' equity       $  225,703       206,044       164,558       135,179        75,283
                                                      ==========     =========     =========     =========     =========

FOR THE YEAR:

Total interest income                                     14,191        11,334         8,815         6,516         3,989
Total interest expense                                     8,063         5,841         4,032         2,986         1,922
                                                      ----------     ---------     ---------     ---------     ---------

Net interest income                                        6,128         5,493         4,783         3,530         2,067
Provision for loan losses                                    265           149           136           204           115
                                                      ----------     ---------     ---------     ---------     ---------

Net interest income after provision for loan losses        5,863         5,344         4,647         3,326
                                                                                                                   1,952

Noninterest income                                           628           635           690           323           243
Noninterest expenses                                       3,574         3,396         2,801         2,075         1,384
                                                      ----------     ---------     ---------     ---------     ---------

Earnings before income taxes                               2,917         2,583         2,536         1,574           811
Income taxes                                               1,083           982           966           600           309
                                                      ----------     ---------     ---------     ---------     ---------

Net earnings                                          $    1,834         1,601         1,570           974           502
                                                      ==========     =========     =========     =========     =========

Net earnings per share, basic (1)                     $      .65           .57           .57           .35           .24
                                                      ==========     =========     =========     =========     =========

Net earnings per share, diluted (1)                   $      .63           .56           .55           .35           .23
                                                      ==========     =========     =========     =========     =========

Weighted-average number of shares
     outstanding, basic (1)                            2,813,022     2,791,790     2,768,140     2,739,710     2,117,514
                                                      ==========     =========     =========     =========     =========

Weighted-average number of shares
     outstanding, diluted (1)                          2,932,986     2,884,152     2,854,596     2,794,003     2,143,730
                                                      ==========     =========     =========     =========     =========

RATIOS AND OTHER DATA:
Return on average assets                                     .85%          .86%         1.06%          .95%          .87%
Return on average equity                                    9.37%         9.09%        10.05%         6.99%         5.25%
Average equity to average assets                            9.12%         9.42%        10.53%        13.62%        16.61%
Net interest margin during the year                         2.96%         3.08%         3.35%         3.56%         3.77%
Interest-rate differential during the year                  2.63%         2.84%         3.05%         3.11%         3.21%
Net yield on average interest-earning assets                6.85%         6.36%         6.18%         6.56%         7.27%
Noninterest expenses to average assets                      1.67%         1.82%         1.89%         2.03%         2.41%
Ratio of average interest-earning assets to
     average interest-bearing liabilities                   1.08          1.08          1.11          1.15          1.16
Nonperforming loans and foreclosed real estate
     as a percentage of total assets at end of year           --            --          2.54%           --            --
Allowance for loan losses as a percentage of
     total loans at end of year                              .54%          .46%          .49%          .44%          .48%
Total number of banking offices                                3             3             3             3             1
Total shares outstanding at end of year (1)            2,820,280     2,796,964     2,782,607     2,744,176     2,693,081
Book value per share at end of year (1)               $     7.24          6.58          6.01          5.43          5.06

__________

(1) All share and per share amounts have been adjusted to reflect the 5% stock dividend declared in April 2006 and paid in June 2006.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               DECEMBER 31, 2006 AND 2005 AND THE YEARS THEN ENDED

GENERAL

         The Company is a one-bank holding company formed in 2004 as a Florida corporation to acquire all the shares of OptimumBank, a Florida state chartered bank. The Company's only business is the ownership and operation of the bank which opened in November 2000. We provide community banking services and products to individuals and businesses in Broward, Miami-Dade and Palm Beach counties. The bank's deposits are insured by the FDIC. At December 31, 2006, we had total assets of $225.7 million, net loans of $181.9 million, total deposits of $129.5 million and stockholders' equity of $20.4 million. During 2006, we had net earnings of $1,834,000.

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

         The allowance for loan losses is also discussed as part of "Results of Operations" and in Note 3 of Notes to the Consolidated Financial Statements. Our significant accounting policies are discussed in Note 1 of Notes to the Consolidated Financial Statements.

REGULATION AND LEGISLATION

         As a state-chartered commercial bank, the Bank is subject to extensive regulation by the Florida Department and the FDIC. We file reports with the Florida Department and the FDIC concerning our activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. Periodic examinations are performed by the Florida Department and the FDIC to monitor our compliance with the various regulatory requirements. The Company is also subject to regulation and examination by the Federal Reserve Board of Governors.

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

         The following table sets forth the composition of our loan portfolio:

                                                          AT DECEMBER 31,
                                         ------------------------------------------------
                                                   2006                    2005
                                         ---------------------   ------------------------
                                                         % OF                      % OF
                                           AMOUNT        TOTAL    AMOUNT           TOTAL
                                         ---------      ------   ---------         ------
                                                     (DOLLARS IN THOUSANDS)
         Residential real estate         $  70,868       38.99%  $  65,016          38.29%
         Multi-family real estate           10,769        5.93      15,135           8.91
         Commercial real estate             68,852       37.89      54,286          31.97
         Land and construction              31,022       17.07      34,760          20.47
         Commercial                             --          --         570            .33
         Consumer and other                    227         .12          43            .03
                                         ---------      ------   ---------         ------

            Total loans                    181,738      100.00%    169,810         100.00%
                                         ---------      ------   ---------         ------
         Add (deduct):
           Allowance for loan losses          (974)                   (777)
           Net deferred loan costs           1,114                   1,193
                                         ---------               ---------

         Loans, net                      $ 181,878               $ 170,226
                                         ---------               ---------

         The following table sets forth the activity in the allowance for loan losses (in thousands):

                                          YEAR ENDED
                                         DECEMBER 31,
                                       ----------------
                                        2006       2005
                                       -----      -----
         Beginning balance             $ 777      $ 628
         Provision for loan losses       265        149
         Loans charged off               (68)        --
                                       -----      -----

         Ending balance                $ 974      $ 777

         We evaluate the allowance for loan losses on a regular basis. It is based upon our periodic review of the collectibility of the existing loan portfolio in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of underlying collateral and prevailing economic conditions. We base the allowance for loan losses on a grading system and also allocate an allowance by loan type based on the aggregate historical loss experience of similar banks. The allowance for loan losses represented .54% and .46% of the total loans outstanding at December 31, 2006 and 2005, respectively. The loan charge off of $68,000 in 2006 represents construction cost overruns advanced by the Company in lieu of an increase in the outstanding balance of a loan for the construction of a single family residence.

         The following table sets forth our allowance for loan losses by loan type (dollars in thousands):

                            ALLOWANCE FOR LOAN LOSSES

                                                          AT DECEMBER 31,
                                            --------------------------------------------
                                                   2006                 2005
                                            -------------------      -------------------
                                                          % OF                      % OF
                                                          TOTAL                    TOTAL
                                            AMOUNT        LOANS      AMOUNT        LOANS
                                            ------        -----      ------        -----
         Residential real estate             $400         38.99%      $206         38.29%
         Multi-family real estate              54          5.93         81          8.91
         Commercial real estate               406         37.89        347         31.97
         Land and construction                114         17.07        140         20.47
         Commercial                            --         --             3           .33
         Consumer and other                    --           .12         --           .03
                                             ----        ------       ----        ------

         Total allowance for loan losses     $974        100.00%      $777        100.00%
                                             ====        ======       ====        ======

         Allowance for loan losses
           as a percentage of
           total loans outstanding           0.54%                    0.46%
                                             ====                     ====

         There were no impaired loans in 2006 or at December 31, 2005. During 2005, the average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

         Average net investment in impaired loans         $844
                                                          ====

         Interest income recognized on impaired loans     $ --
                                                          ====

         Interest income received on impaired loans       $ --
                                                          ====

         At December 31, 2006 and 2005, the Company had no nonaccrual loans or loans over 90 days still accruing interest. During the year ended December 31, 2005, the Company recorded a $243,000 provision for losses on foreclosed assets with respect to one foreclosed residential real estate loan which was sold during the same year.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity represents an institution's ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Our ability to respond to the needs of depositors and borrowers and to benefit from investment opportunities is facilitated through liquidity management.

         Our primary sources of cash during the year ended December 31, 2006 were from net deposit inflows of $15.4 million, Federal Home Loan Bank advances of $3.8 million, and principal repayments of securities held to maturity of $4.0 million. Cash was used primarily to originate real estate loans totaling $12.3 million and to purchase securities held to maturity totaling $12.0 million. In order to increase our core deposits, we have priced our deposit rates competitively. We will adjust rates on our deposits to attract or retain deposits as needed. In addition to obtaining funds from depositors in our market area, from time to time we utilize brokers to obtain deposits outside our market area.

         In addition to obtaining funds from depositors, we may borrow funds from other financial institutions. We are a member of the Federal Home Loan Bank of Atlanta, which allows us to borrow funds under a pre-arranged line of credit equal to 40% of the Bank's total assets. As of December 31, 2006, we had $56.6 million in borrowings outstanding from the Federal Home Loan Bank of Atlanta to facilitate loan fundings and manage our asset and liability structure. In addition, we have an unsecured "federal funds" line of credit with Independent Bankers Bank of Florida totaling $6.0 million, none of which was outstanding at December 31, 2006. This credit line is normally used to meet short-term funding demands. At December 31, 2006, we sold securities under an agreement to repurchase totaling $10,950,000. These borrowings are collateralized by securities held to maturity with a carrying value of $15.4 million at December 31, 2006. We believe our liquidity sources are adequate to meet our operating needs.

SECURITIES

         Our securities portfolio is comprised primarily of mortgage-backed securities and a mutual fund. The securities portfolio is categorized as either "held to maturity" or "available for sale." Securities held to maturity represent those securities which we have the positive intent and ability to hold to maturity. These securities are carried at amortized cost. Securities available for sale represent those investments which may be sold for various reasons including changes in interest rates and liquidity considerations. These securities are reported at fair market value and unrealized gains and losses are excluded from earnings and reported in other comprehensive income.

         The following table sets forth the amortized cost and fair value of our securities portfolio (in thousands):

                                                AMORTIZED     FAIR
                                                  COST        VALUE
                                                ---------    -------
         AT DECEMBER 31, 2006:
            Securities held to maturity:
                  Mortgage-backed securities     $33,299     $33,050
                  Foreign bond                       100         100
                                                 -------     -------

                                                 $33,399     $33,150
                                                 =======     =======

            Available for sale-
                  Mutual fund                    $   250     $   241
                                                 =======     =======

         AT DECEMBER 31, 2005:
            Securities held to maturity-
                  Mortgage-backed securities     $25,618     $25,096
                                                 =======     =======

            Available for sale-
                  Mutual fund                    $   250     $   243
                                                 =======     =======

         The following table sets forth, by maturity distribution, certain information pertaining to the securities portfolio (dollars in thousands):

                                                          AFTER ONE   AFTER FIVE
                                                         BUT WITHIN      YEARS
                                              WITHIN        FIVE        THROUGH     AFTER TEN
                                             ONE YEAR       YEARS      TEN YEARS      YEARS      TOTAL      YIELD
                                             --------    ----------   ----------    ---------    -----      -----
         AT DECEMBER 31, 2006:
         Mortgage-backed securities          $     --        --             --        33,299    33,299       5.01%
                                             ========       ====           ===        ======    ======       ====
         Foreign bond                        $     --        --            100            --       100       5.95%
                                             ========       ====           ===        ======    ======       ====

REGULATORY CAPITAL ADEQUACY

         The Bank is subject to various regulatory capital requirements administered by the Federal and state banking agencies. As of December 31, 2006, the most recent notification from the regulatory authorities categorized our Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the following tables. There are no conditions or events since that notification that management believes have changed our category.

         The following table sets forth for the Bank the amount and the percentage of our actual regulatory capital, regulatory capital for capital adequacy purposes, and the minimum regulatory capital to be well capitalized under the prompt corrective action provisions of the Federal regulations.

                         REGULATORY CAPITAL REQUIREMENTS

                                                                                                             MINIMUM
                                                                                                            TO BE WELL
                                                                                                        CAPITALIZED UNDER
                                                                          FOR CAPITAL ADEQUACY          PROMPT CORRECTIVE
                                                    ACTUAL                       PURPOSES               ACTION PROVISIONS
                                            -----------------------      ----------------------      -----------------------
                                            AMOUNT              %         AMOUNT             %        AMOUNT              %
                                            -------           -----      -------           ----      -------           -----
         AS OF DECEMBER 31, 2006:
             Total Capital to Risk-
               Weighted Assets              $26,334           16.72%     $12,599           8.00%     $15,749           10.00%
             Tier I Capital to Risk-
               Weighted Assets               25,360           16.10        6,299           4.00        9,449            6.00
             Tier I Capital
               to Total Assets               25,360           11.24        9,026           4.00       11,282            5.00

         AS OF DECEMBER 31, 2005:
             Total Capital to Risk-
               Weighted Assets               23,891           16.27       11,746           8.00       14,684           10.00
             Tier I Capital to Risk-
               Weighted Assets               23,114           15.74        5,874           4.00        8,811            6.00
             Tier I Capital
               to Total Assets               23,114           11.50        8,040           4.00       10,050            5.00

MARKET RISK

         Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest-rate risk inherent in our lending and deposit-taking activities. We do not engage in securities trading or hedging activities and do not invest in interest-rate derivatives or enter into interest rate swaps.

         We may utilize financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 8 of Notes to the Consolidated Financial Statements.

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

ASSET LIABILITY MANAGEMENT

         As part of our asset and liability management, we have established and implemented internal asset-liability decision processes, as well as control procedures, to aid in managing our earnings. Management believes that these processes and procedures provide us with better capital planning, asset mix and volume controls, loan-pricing guidelines, and deposit interest-rate guidelines, which should result in tighter controls and less exposure to interest-rate risk.

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

         The following table sets forth certain information relating to our interest-earning assets and interest-bearing liabilities at December 31, 2006, that are estimated to mature or are scheduled to reprice within the period shown (dollars in thousands):

                        GAP MATURITY / REPRICING SCHEDULE

                                                                    MORE            MORE
                                                                  THAN ONE        THAN FIVE
                                                       ONE        YEAR AND        YEARS AND       OVER
                                                     YEAR OR      LESS THAN       LESS THAN      FIFTEEN
                                                      LESS       FIVE YEARS     FIFTEEN YEARS     YEARS       TOTAL
                                                    ---------    ----------     -------------    -------     -------
         Loans (1):
               Residential real estate loans        $  28,009       40,339           2,520            --      70,868
               Multi-family real estate loans           4,442        6,327              --            --      10,769
               Commercial real estate loans             9,878       56,381           2,593            --      68,852
               Land and construction                    4,222       26,800              --            --      31,022
               Consumer loans                             227         -                 --            --         227
                                                    ---------      -------          ------        ------     -------

               Total loans                             46,778      129,847           5,113            --     181,738

         Federal funds sold                               681           --              --            --         681
         Securities (2)                                 2,776        4,506          10,724        15,634      33,640
         Federal Home Loan Bank stock                   2,956         -                 --            --       2,956
                                                    ---------      -------          ------        ------     -------

               Total rate-sensitive assets             53,191      134,353          15,837        15,634     219,015
                                                    ---------      -------          ------        ------     -------

         Deposit accounts (3):
               Money-market deposits                   23,239           --              --            --      23,239
               Interest-bearing checking deposits       1,780           --              --            --       1,780
               Savings deposits                           856           --              --            --         856
               Time deposits                           65,551       37,531              --            --     103,082
                                                    ---------      -------          ------        ------     -------

               Total deposits                          91,426       37,531              --            --     128,957

         Federal Home Loan Bank advances               11,000       45,550              --            --      56,550
         Other borrowings                              10,950           --              --            --      10,950
         Junior subordinated debenture                     --        5,155              --            --       5,155
                                                    ---------      -------          ------        ------     -------

         Total rate-sensitive liabilities             113,376       88,236              --            --     201,612
                                                    ---------      -------          ------        ------     -------

         GAP (repricing differences)                $ (60,185)      46,117          15,837        15,634      17,403
                                                    =========      =======          ======        ======     =======

         Cumulative GAP                             $ (60,185)     (14,068)          1,769        17,403
                                                    =========      =======          ======        ======

         Cumulative GAP/total assets                   (26.67)%      (6.23)%         (0.78)%        7.71%
                                                    =========      =======          ======        ======

__________
(1) In preparing the table above, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayment, according to their maturities.
(2) Securities are scheduled through the repricing date.
(3) Money-market, interest-bearing checking and savings deposits are regarded as readily accessible withdrawable accounts. All other time deposits are scheduled through the maturity dates.

         The following table sets forth loan maturities by type of loan at December 31, 2006 (in thousands):

                                                                         AFTER ONE
                                                         ONE YEAR       BUT WITHIN           AFTER
                                                          OR LESS       FIVE YEARS        FIVE YEARS         TOTAL
                                                         --------       ----------        ----------        -------
                  Residential real estate                $ 1,401            4,715            64,752          70,868
                  Multi-family real estate                                    160            10,609          10,769
                  Commercial real estate                   2,007               26            66,819          68,852
                  Land and construction                      171            9,718            21,133          31,022
                  Consumer and other                         227               --                --             227
                                                         -------           ------           -------         -------

                  Total                                  $ 3,806           14,619           163,313         181,738
                                                         =======           ======           =======         =======

         The following table sets forth the maturity or repricing of loans by interest type at December 31, 2006 (in thousands):

                                                                          AFTER ONE
                                                          ONE YEAR       BUT WITHIN          AFTER
                                                           OR LESS       FIVE YEARS       FIVE YEARS         TOTAL
                                                         --------       ----------        ----------        -------
                  Fixed interest rate                   $   3,224           11,640            2,733          17,597
                  Variable interest rate                   43,554          118,207            2,380         164,141
                                                         --------          -------            -----         -------

                  Total                                  $ 46,778          129,847            5,113         181,738
                                                         ========          =======            =====         =======

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

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

         We are party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. At December 31, 2006, we had outstanding commitments to originate real estate loans totaling $11.4 million. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the consolidated balance sheet. The contractual amounts of those instruments reflect the extent of the Company's involvement in particular classes of financial instruments.

         Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance-sheet instruments.

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed-expiration dates or other termination clauses and may require payment of a fee. Since certain commitments expire without being drawn upon, the total committed amounts do not necessarily represent future cash requirements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if we deem it necessary to extend credit, is based on management's credit evaluation of the counterparty.

         The following is a summary of the Bank's contractual obligations, including certain on-balance sheet obligations, at December 31, 2006 (in thousands):

                                                           PAYMENTS DUE BY PERIOD
                                            ---------------------------------------------------
                                                         LESS                             MORE
                                                        THAN 1      1-3          3-5     THAN 5
          CONTRACTUAL OBLIGATIONS            TOTAL       YEAR      YEARS        YEARS    YEARS
                                            -------     ------     ------       -----    ------
         Federal Home Loan Bank advances    $56,550     11,000     43,550         --       --
         Junior subordinated debenture        5,155         --      5,155         --       --
         Other borrowings                    10,950     10,950         --         --       --
         Operating leases                       526         71        154        301       --
         Loan commitments                    11,375     11,375         --         --       --
                                            -------     ------     ------        ---      ----

         Total                              $84,556     33,396     48,859        301       --
                                            =======     ======     ======        ===      ====

DEPOSITS

         Deposits traditionally are the primary source of funds we use in lending, making investments and meeting liquidity demands. We have focused primarily on raising time deposits within our market area, which is the tri-county area of Broward, Miami-Dade and Palm Beach counties. However, we offer a variety of deposit products, which we also promote within our market area. Net deposits increased $15.4 million and $16.1 million, for the years ended December 31, 2006 and 2005, respectively.

         We use brokered deposits to facilitate mortgage loan fundings in circumstances when larger than anticipated loan volumes occur and there is limited time to fund the additional loan demand through traditional deposit solicitation. In general, brokered deposits can be obtained in one to three days. The rates paid on these deposits are typically equal to or slightly less than the high end of the interest rates in our market area. Brokered deposits amounted to $8.3 million and $9.3 million as of December 31, 2006 and December 31, 2005, respectively.

         The following table displays the distribution of the Bank's deposits and the average interest rate paid at December 31, 2006 and 2005 (dollars in thousands):

                                                                                  AT DECEMBER 31,
                                                                -------------------------------------------------
                                                                        2006                       2005
                                                                ----------------------     ----------------------
                                                                                % OF                       % OF
                                                                 AMOUNT       DEPOSITS      AMOUNT       DEPOSITS
                                                                --------      --------     --------      --------
         Noninterest-bearing demand deposits                    $    545          .42%     $    390          .34%
         Interest-bearing demand deposits                          1,780         1.37         2,382         2.09
         Money-market deposits                                    23,239        17.95         3,509         3.08
         Savings                                                     856          .66         1,159         1.01
                                                                --------       ------      --------       ------

              Subtotal                                            26,420        20.40         7,440         6.52
                                                                --------       ------      --------       ------

         Time deposits:
              2.00% - 2.99%                                     $    501          .39%     $  7,201         6.31%
              3.00% - 3.99%                                       16,578        12.80        48,410        42.44
              4.00% - 4.99%                                       47,282        36.51        47,819        41.92
              5.00% - 5.99%                                       38,721        29.90         3,179         2.79
              7.00% - 7.99%                                           --           --            15          .02
                                                                --------       ------      --------       ------

              Total time deposits (1)                            103,082        79.60       106,624        93.48
                                                                --------       ------      --------       ------

              Total deposits                                    $129,502       100.00%     $114,064       100.00%
                                                                ========       ======      ========       ======

__________
(1) Included are Individual Retirement Accounts (IRA's) totaling $7,791,000 and $7,134,000 at December 31, 2006 and 2005, respectively, all of which are in the form of time deposits.

         Deposits of $100,000 or more, or Jumbo Time Deposits, are generally considered a more unpredictable source of funds.

         The following table sets forth our maturity distribution of deposits of $100,000 or more at December 31, 2006 and 2005 (in thousands):

                                                       AT DECEMBER 31,
                                                     ------------------
                                                       2006       2005
                                                     -------    -------
         Due three months or less                    $ 6,858    $ 4,683
         Due more than three months to six months      9,898      7,528
         More than six months to one year              8,599      8,260
         One to five years                            15,544     19,463
                                                     -------    -------
         Total                                       $40,899    $39,934
                                                     =======    =======

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

                                                                    YEARS ENDED DECEMBER 31,
                                        --------------------------------------------------------------------------
                                                         2006                                  2005
                                        -------------------------------------   ----------------------------------
                                                       INTEREST       AVERAGE                INTEREST      AVERAGE
                                         AVERAGE         AND          YIELD/     AVERAGE        AND         YIELD/
                                         BALANCE      DIVIDENDS        RATE      BALANCE     DIVIDENDS       RATE
                                        ---------     ---------       -------   ---------    ---------     -------
INTEREST-EARNING ASSETS:
    Loans                               $ 175,225       12,662         7.23%    $ 145,961       9,928        6.80%
    Securities                             28,129        1,323         4.70        28,305       1,260        4.45
    Other interest-earning assets (1)       3,851          206         5.35         4,008         146        3.64
                                        ---------     --------                  ---------    --------
      Total interest-earning assets/
        interest income                   207,205       14,191         6.85       178,274      11,334        6.36
                                                      --------                               --------
Cash and due from banks                       311                                     211
Premises and equipment                      4,034                                   4,113
Other assets                                3,019                                   4,383
                                        ---------                               ---------
      Total assets                      $ 214,569                               $ 186,981
                                        =========                               =========
INTEREST-BEARING LIABILITIES:
    Savings, NOW and money-
      market deposits                      11,974          390         3.26         7,493          80        1.07
    Time deposits                         108,448        4,758         4.39        99,236       3,620        3.65
    Borrowings (4)                         70,614        2,915         4.13        59,050       2,141        3.63
                                        ---------     --------                  ---------    --------
      Total interest-bearing
        liabilities/interest expense      191,036        8,063         4.22       165,779       5,841        3.52
                                                      --------                               --------
Noninterest-bearing demand deposits           747                                     953
Other liabilities                           3,214                                   2,640
Stockholders' equity                       19,572                                  17,609
                                        ---------                               ---------
      Total liabilities and
        stockholders' equity            $ 214,569                               $ 186,981
                                        =========                               =========
Net interest income                                   $  6,128                               $  5,493
                                                      ========                               ========
Interest rate spread (2)                                               2.63%                                 2.84%
                                                                       ====                                  ====
Net interest margin (3)                                                2.96%                                 3.08%
                                                                       ====                                  ====
Ratio of average interest-earning
    assets to average interest-
    bearing liabilities                                                1.08                                  1.08
                                                                       ====                                  ====

__________

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

                              RATE/VOLUME ANALYSIS

         The following tables set forth certain information regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate (change in rate multiplied by prior volume), (2) changes in volume (change in volume multiplied by prior rate) and (3) changes in rate-volume (change in rate multiplied by change in volume) (in thousands):

                                                                    YEAR ENDED DECEMBER 31,
                                                                       2006 VERSUS 2005
                                                            INCREASES (DECREASES) DUE TO CHANGE IN:
                                                  -------------------------------------------------------
                                                                                     RATE/
                                                   RATE            VOLUME           VOLUME          TOTAL
                                                  -------           -----            ----           -----
         Interest income:
             Loans                                $   620           1,990             124           2,734
             Securities                                71              (8)             --              63
             Other interest-earning assets             70              (7)             (3)             60
                                                  -------           -----            ----           -----

             Total interest income                    761           1,975             121           2,857
                                                  -------           -----            ----           -----

         Interest expense:
             Savings, NOW and money-market            164              48              98             310
             Time deposits                            734             336              68           1,138
             Borrowings                               297             418              59             774
                                                  -------           -----            ----           -----

             Total interest expense                 1,195             802             225           2,222
                                                  -------           -----            ----           -----

             Net interest income                  $  (434)          1,173            (104)            635
                                                  =======           =====            ====           =====

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

         GENERAL. Net earnings for the year ended December 31, 2006, were $1,834,000 or $.65 per basic and $.63 per diluted share compared to net earnings of $1,601,000 or $.57 per basic and $.56 per diluted share for the year ended December 31, 2005. This increase in the Company's net earnings was primarily due to an increase in net interest income which was partially offset by an increase in noninterest expenses, all of which were due to the overall growth of the Company.

         INTEREST INCOME. Interest income increased to $14.2 million for the year ended December 31, 2006 from $11.3 million for the year ended December 31, 2005. Interest income on loans increased to $12.7 million due primarily to an increase in the average loan portfolio balance for the year ended December 31, 2006, and an increase in the average yield earned on the portfolio from 6.80% for the year ended December 31, 2005 to 7.23% for the year ended December 31, 2006. Interest on securities increased by $63,000 primarily due to an increase in the average yield during the year ended December 31, 2006.

         INTEREST EXPENSE. Interest expense on deposit accounts increased to $5.1 million for the year ended December 31, 2006, from $3.7 million for the year ended December 31, 2005. Interest expense increased primarily because of an increase in the average balance of deposits and the average rate paid during 2006. Interest expense on borrowings increased to $2.9 million for the year ended December 31, 2006 from $2.1 million for the year ended December 31, 2005 primarily due to an increase in the average balance of borrowings.

         PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending we conduct, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectibility of our loan portfolio. The provision for the year ended December 31, 2006, was $265,000 compared to $149,000 for the same period in 2005. Management believes the balance in the allowance for loan losses of $974,000 at December 31, 2006, is adequate.

         NONINTEREST INCOME. Total noninterest income decreased to $628,000 for the year ended December 31, 2006, from $635,000 for the year ended December 31, 2005 primarily as a result of a $272,000 decrease in prepayment fees collected, partially offset by a $202,000 increase in gains recognized on the payoff of Federal Home Loan Bank advances and a litigation settlement of $93,000 in 2006.

         NONINTEREST EXPENSES. Total noninterest expenses increased to $3.6 million for the year ended December 31, 2006 from $3.4 million for the year ended December 31, 2005, primarily due to a $318,000 increase in salaries and employee benefits and a $85,000 increase in professional fees, all due to the continued growth of the Company. The increase was partially offset by a $243,000 decrease in the provision for losses on foreclosed assets.

         INCOME TAXES. Income taxes for the year ended December 31, 2006, were $1,083,000 (an effective rate of 37.1%) compared to income taxes of $982,000 (an effective rate of 38.0%) for the year ended December 31, 2005.

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

SELECTED QUARTERLY RESULTS

         Selected quarterly results of operations for the four quarters ended December 31, 2006 and 2005 are as follows (in thousands, except share amounts):

                                                 2006                                         2005
                                ---------------------------------------       --------------------------------------
                                FOURTH     THIRD     SECOND      FIRST        FOURTH     THIRD     SECOND     FIRST
                                QUARTER   QUARTER    QUARTER    QUARTER       QUARTER   QUARTER    QUARTER   QUARTER
                                -------   -------    -------    -------       -------   -------    -------   -------
Interest income                 $ 3,828     3,621     3,400       3,342        3,231      2,891     2,796     2,416
Interest expense                  2,258     2,104     1,881       1,820        1,693      1,528     1,423     1,197
                                -------     -----     -----       -----        -----      -----     -----     -----
Net interest income               1,570     1,517     1,519       1,522        1,538      1,363     1,373     1,219
Provision (credit) for
   loan losses                      120        12        27         106           44        (40)      112        33
                                -------     -----     -----       -----        -----      -----     -----     -----
Net interest income after
   provision for loan losses      1,450     1,505     1,492       1,416        1,494      1,403     1,261     1,186
Noninterest income                   61       110       181         276           (7)       163       221       258
Noninterest expense                 907       891       891         885          796        918       855       827
                                -------     -----     -----       -----        -----      -----     -----     -----
Earnings before
   income taxes                     604       724       782         807          691        648       627       617
Net earnings                        374       453       488         519          428        401       388       384
Basic earnings per
   common share                     .14       .16       .17        .18           .15        .14      .14       .14
Diluted earnings per
   common share                     .13       .15       .16        .18           .14        .14      .13       .13

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements of the Company as of and for the years ended December 31, 2006 and 2005 are set forth in this Form 10-KSB as Exhibit 99.1 and contain the following information:

         Report of Independent Registered Public Accounting Firm
         Consolidated Balance Sheets, December 31, 2006 and 2005
         Consolidated Statements of Earnings for the Years Ended
             December 31, 2006 and 2005
         Consolidated Statements of Stockholders' Equity for the Years Ended
             December 31, 2006 and 2005
         Consolidated Statements of Cash Flows for the Years Ended
             December 31, 2006 and 2005
         Notes to Consolidated Financial Statements, December 31, 2006 and 2005 and for the Years Then Ended

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

         (B)      CHANGES IN INTERNAL CONTROLS

                  The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by its chief executive and principal accounting officers.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         OptimumBank has a Code of Ethics that applies to its chief executive officer, chief operating officer, chief financial officer (who is also its chief accounting officer) and controller, a copy of which is incorporated by reference into this Form 10-KSB as Exhibit 14.1.

         The information contained under the sections captioned "Nominees" and "Executive Officers Who Are Not Directors" under "Proposal 1: Election of Directors and Management Information", "Information About the Board and its Committees", and "Section 16(a) Beneficial Ownership Reporting Compliance," in the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2007 at 10:00 a.m. to be filed with the SEC pursuant to Regulation 14A within 120 days of the registrant's fiscal year end (the "Proxy Statement"), is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         The information contained under the sections captioned "Directors' Compensation" under "Information About the Board and Its Committees" and "Information Regarding Executive Officer Compensation" in the Proxy Statement, is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information contained under the section captioned "Information Regarding Beneficial Ownership of Principal Shareholders, Directors and Management" in the Proxy Statement is incorporated herein by reference.

         The Company has only two compensation plans under which shares of its common stock are issuable. These two plans are its Stock Option Plan, previously approved by our stockholders, and its Non-Employee Directors' Fee Compensation and Stock Purchase Plan, which was not approved by our shareholders. The following table sets forth information as of December 31, 2006 with respect to the number of shares of our common stock issuable pursuant to these two plans.

                      EQUITY COMPENSATION PLAN INFORMATION
                      ------------------------------------

                                                  (A)                          (B)                       (C)
                                                                                                NUMBER OF SECURITIES
                                                                        WEIGHTED-AVERAGE       REMAINING AVAILABLE FOR
                                                                        EXERCISE PRICE OF       FUTURE ISSUANCE UNDER
                                         NUMBER OF SECURITIES              OUTSTANDING           EQUITY COMPENSATION
                                      TO BE ISSUED UPON EXERCISE        OPTIONS, WARRANTS         PLANS (EXCLUDING
                                        OF OUTSTANDING OPTIONS                 AND              SECURITIES REFLECTED
PLAN CATEGORY                             WARRANTS AND RIGHTS                RIGHTS                 IN COLUMN (A)
-------------                         --------------------------        -----------------      -----------------------
Equity compensation plans
    approved by security holders               467,250                       $ 8.04                     9,240

Equity compensation plans not
    approved by security holders                    --                                                  9,021 (1)
                                               -------                       ------                    ------
Total                                          467,250                       $ 8.04                    18,261
                                               =======                       ======                    ======

__________
(1) Shares purchased by non-employee directors with fees for attendance at Board of Director meetings under the Non-Employee Directors' Fee Compensation and Stock Purchase Plan. Annual accumulated fees are used to purchase stock after the end of each year at the closing price of the stock on the last business day of each quarter in which the fees are earned. For the year ended December 31, 2006, the Company sold 1,277 shares of stock at an average price of $10.50-$12.75 per share to its outside directors under the Plan. The shares are exempt from registration under Section 4(2) of the Securities Act of 1933 which contains an exemption for transactions by an issuer not involving any public offering.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
         DIRECTOR INDEPENDENCE

         The information contained under the sections captioned "Transactions with Related Persons" and "Information About the Board and its Committees" in the Proxy Statement is incorporated herein by reference.

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
                       Financial Officers
                 21.1  Subsidiaries of the Registrant
                 31.1  Certification of Chief Executive Officer required by Rule
                       13a-14(a)/15d-14(a) under the Exchange Act
                 31.2  Certification of Chief Financial Officer required by Rule
                       13a-14(a)/15d-14(a) under the Exchange Act
                 32.1  Certification of Chief Executive Officer underss.906 of the Sarbanes-Oxley Act of 2002
                 32.2  Certification of Chief Financial Officer underss.906 of the Sarbanes-Oxley Act of 2002
                 99.1  Consolidated Financial Statements of OptimumBank
                       Holdings, Inc. and Subsidiary and Report of Independent
                       Registered Public Accounting Firm

__________
(a) Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information contained under the section captioned "Independent Accountants" in the Proxy Statement is incorporated herein by reference.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lauderdale, State of Florida, on the 30th day of March 2007.

                                        OPTIMUMBANK HOLDINGS, INC.


                                        /s/ Albert J. Finch
                                        ----------------------------------------
                                        Albert J. Finch
                                        Chief Executive Officer


                                        /s/ Richard L. Browdy
                                        ----------------------------------------
                                        Richard L. Browdy
                                        Chief Financial Officer
                                        (Chief Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2007.

SIGNATURE                                                 TITLE
---------                                                 -----

/s/ Albert J. Finch                                       Director
-------------------------------
Albert J. Finch


/s/ Richard L. Browdy                                     Director
-------------------------------
Richard L. Browdy


/s/ Michael Bedzow                                        Director
-------------------------------
Michael Bedzow


/s/ Sam Borek                                             Director
-------------------------------
Sam Borek


/s/ Irving P. Cohen                                       Director
-------------------------------
Irving P. Cohen


/s/Gordon Deckelbaum                                      Director
-------------------------------
Gordon Deckelbaum


/s/H. David Krinsky                                       Director
-------------------------------
H. David Krinsky


/s/ Wendy Mitchler                                        Director
-------------------------------
Wendy Mitchler


-------------------------------                           Director
Larry Willis

                                  EXHIBIT INDEX

         EXHIBIT NO.   DESCRIPTION OF EXHIBIT
         -----------   ----------------------

         21.1  Subsidiaries of the Registrant
         31.1 Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
         31.2 Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
         32.1 Certification of Chief Executive Officer underss.906 of the Sarbanes-Oxley Act of 2002
         32.2 Certification of Chief Financial Officer underss.906 of the Sarbanes-Oxley Act of 2002
         99.1 Consolidated Financial Statements of OptimumBank Holdings, Inc. and Subsidiary and Report of Independent Registered Public Accounting Firm