Form 10QSB
period 2007-03-31
OptimumBank Holdings, Inc.
filed 2007-05-11
CIK 1288855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes  ☐      No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  2,820,280 common shares issued and outstanding as of May 11,2007.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐      No  ☒

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2007	2006
	(unaudited)
Assets
Cash and due from banks	$378	$923
Federal funds sold	1,548	681
Total cash and cash equivalents	1,926	1,604
Securities held to maturity (fair value approximates $51,564 and $33,150)	51,916	33,399
Security available for sale	241	241
Loans, net of allowance for loan losses of $1,113 and $974	185,518	181,878
Federal Home Loan Bank stock	2,891	2,956
Premises and equipment, net	3,386	3,990
Accrued interest receivable	1,296	1,254
Other assets	1,156	381
Total assets	$248,330	$225,703
Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$2,192	$545
Savings, NOW and money-market deposits	28,892	25,875
Time deposits	100,745	103,082
Total deposits	131,829	129,502
Federal Home Loan Bank advances	55,200	56,550
Other borrowings	21,450	10,950
Junior subordinated debenture	5,155	5,155
Official checks	2,248	2,463
Security purchased, not yet settled	8,898	—
Other liabilities	2,711	660
Total liabilities	227,491	205,280
Stockholders’ equity:
Common stock, $.01 par value; 6,000,000 shares authorized, 2,820,280 shares issued and outstanding	28	28
Additional paid-in capital	15,930	15,930
Retained earnings	4,890	4,474
Accumulated other comprehensive loss	(9)	(9)
Total stockholders’ equity	20,839	20,423
Total liabilities and stockholders’ equity	$248,330	$225,703

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
Interest income:
Loans	$3,323	$3,010
Securities	449	287
Other	55	45
Total interest income	3,827	3,342
Interest expense:
Deposits	1,474	1,113
Borrowings	766	707
Total interest expense	2,240	1,820
Net interest income	1,587	1,522
Provision for loan losses	311	106
Net interest income after provision for loan losses	1,276	1,416
Noninterest income:
Service charges and fees	15	23
Loan prepayment fees	68	67
Gain on early extinguishment of debt	—	178
Litigation settlement	150	—
Other	1	4
Total noninterest income	234	272
Noninterest expenses:
Salaries and employee benefits	497	491
Occupancy and equipment	167	159
Data processing	48	41
Professional fees	57	66
Insurance	15	19
Stationary and supplies	12	11
Other	96	98
Total noninterest expenses	892	885
Earnings before income taxes	618	803
Income taxes	202	287
Net earnings	$416	$516
Net earnings per share:
Basic	$.15	$.18
Diluted	$.14	$.18
Dividends per share	$—	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Dollars in thousands)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Total Stockholders’ Equity

	Common Stock
	Shares	Amount
Balance at December 31, 2005	2,663,775	$27	14,141	4,249	(7)	18,410
Comprehensive income:
Net earnings for the three months ended March 31, 2005 (unaudited)	—	—	—	516	—	516
Net change in unrealized loss on security available for sale (unaudited)	—	—	—	—	(5)	(5)
Comprehensive income (unaudited)						511
Proceeds from exercise of common stock options, including tax benefit of $32 (unaudited)	15,000	—	116	—	—	116
Balance at March 31, 2006 (unaudited)	2,678,775	$27	14,257	4,765	(12)	19,037
Balance at December 31, 2006	2,820,280	28	15,930	4,474	(9)	20,423
Comprehensive income:
Net earnings for the three months ended March 31, 2007 (unaudited)	—	—	—	416	—	416
Balance at March 31, 2007 (unaudited)	2,820,280	$28	15,930	4,890	(9)	20,839

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net earnings	$416	$516
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	58	56
Provision for loan losses	311	106
Gain on early extinguishment of debt	—	(178)
Net amortization of fees, premiums and discounts	13	85
(Increase) decrease in accrued interest receivable	(42)	65
Increase in other assets	(775)	(75)
Increase in security purchased, not yet settled	8,898	—
Increase in official checks and other liabilities	1,836	1,536

Net cash provided by operating activities	10,715	2,111

Cash flows from investing activities:
Purchases of securities held to maturity	(19,862)	—
Principal repayments of securities held to maturity	1,437	954
Net increase in loans	(4,056)	(3,611)
Purchases of premises and equipment	(19)	(21)
Sale of premises and equipment	565	—
Redemption (purchase) of Federal Home Loan Bank stock	65	(42)

Net cash used in investing activities	(21,870)	(2,720)

Cash flows from financing activities:
Net increase in deposits	2,327	2,525
Net increase in other borrowings	10,500	—
Proceeds from exercise of common stock options	—	84
Net decrease in Federal Home Loan Bank advances	(1,350)	(1,422)
Tax benefit from stock options exercised	—	32

Net cash provided by financing activities	11,477	1,219

Net increase in cash and cash equivalents	322	610

Cash and cash equivalents at beginning of the period	1,604	1,154

Cash and cash equivalents at end of the period	$1,926	$1,764

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,288	$1,869

Income taxes	$12	$68

Noncash transaction-
Change in accumulated other comprehensive loss, net change in unrealized loss on security available for sale	$—	$(5)

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

In the opinion of the management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2007, and the results of operations and cash flows for the three-month periods ended March 31, 2007 and 2006. The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results to be expected for the full year.

(2)      Loan Impairment and Credit Losses. The activity in the allowance for loan losses was as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Balance at beginning of period	$974	$777
Charge-offs	(172)	—
Provision for loan losses	311	106

Balance at end of period	$1,113	$883

The Company had no impaired loans in 2006. The following summarizes the impaired loan at March 31, 2007, which is collateral dependent (in thousands):

Amount
Loan identified as impaired:	$3,900
Gross loan with related allowance for losses recorded	(350)
Less: Allowance on this loan	311

$3,550

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

(2)      Loan Impairment and Credit Losses, Continued. The average net investment in this impaired loan and interest income recognized and received on this impaired loan during the three months ended March 31, 2007 was as follows (in thousands):

Amount
Average net investment in impaired loan	$2,925

Interest income recognized on impaired loan	$39

Interest income received on impaired loan	$39

At December 31, 2006, the Company had no nonaccrual loans or loans over ninety days past due still accruing interest. Nonaccrual and past due loans were as follows as of March 31, 2007 (in thousands):

Nonaccrual loans	$108

Past ninety days or more, but still accruing interest	$—

(3)     Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2007 of the regulatory capital requirements and the Bank’s capital on a percentage basis:

	Bank	Regulatory Requirement
Tier I capital to total average assets	11.42%	4.00%

Tier I capital to risk-weighted assets	15.09%	4.00%

Total capital to risk-weighted assets	15.75%	8.00%

(4)      Earnings Per Share Basic earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share were computed based on the weighted average number of shares outstanding plus the effect of outstanding stock options, computed using the treasury stock method. All amounts reflect the 5% stock dividend declared in April 2006. Earnings per common share have been computed based on the following:

	Three Months Ended March 31,
	2007	2006
Weighted average number of common shares outstanding used to calculate basic earnings per common share	2,820,280	2,800,901
Effect of dilutive stock options	93,231	100,030

Weighted average number of common shares outstanding used to calculate diluted earnings per common share	2,913,511	2,900,931

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

(5)      Stock-Based Compensation. Prior to January 1, 2006, the Company’s stock option plan was accounted for under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation (as amended by Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s consolidated statements of earnings through December 31, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123(R)), using the modified-prospective-transition method. Under that transition method, compensation cost recognized beginning in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of December 31, 2005, all stock options were fully vested and no options were granted in 2006 or 2007; therefore, no stock-based compensation has been recognized in 2006 or 2007.

The Company established an incentive Stock Option Plan (the “Plan”) for officers, directors and employees of the Company and reserved 544,840 (amended) shares of common stock for the plan. Both incentive stock options and nonqualified stock options may be granted under the plan. The exercise price of the stock options is determined by the board of directors at the time of grant, but cannot be less than the fair market value of the common stock on the date of grant. The options vest over three and five years. However, the Company accelerated the vesting of all unvested options in the Plan in 2005, in order to reduce noncash compensation expense that would have been recorded in its consolidated statements of earnings in future years due to the adoption of SFAS No. 123(R) in January 2006. The options must be exercised within ten years from the date of grant. At March 31, 2007, 9,240 options were available for grant.

 (continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

(5)      Stock-Based Compensation, Continued. A summary of the activity in the Company’s stock option plan is as follows. All amounts reflect the 5% stock dividend declared in April 2006. The Board of Directors did not adjust the exercise price of the stock options outstanding to reflect the 5% stock dividend (dollars in thousands, except per share amounts):

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding and exercisable at December 31, 2006 and March 31, 2007	467,250	$8.04	6.4 years	$1,033

The total intrinsic value of options exercised during the three months ended March 31, 2006 was $80,000 and the tax benefit relating to the stock options exercised was $32,000.

(6)      Sale of Branch. On February 1, 2007, the Company entered into a sale/leaseback transaction for its Galt Ocean Mile branch facility. No gain or loss was recognized on this transaction.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the interim financial data as of March 31, 2007, and for the three-month periods ended March 31, 2007 and 2006, presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

OptimumBank Holdings, Inc.

Fort Lauderdale, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of OptimumBank Holdings, Inc. and Subsidiary (the “Company”) as of March 31, 2007, and the condensed consolidated statements of earnings, stockholders’ equity and cash flows for the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 7, 2007, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA

Fort Lauderdale, Florida

April 20, 2007

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Comparison of March 31, 2007 and December 31, 2006

Liquidity and Capital Resources

The Company’s primary sources of cash during the three months ended March 31, 2007 were from an increase in other borrowings of approximately $10.5 million, net deposit inflows of approximately $2.3 million, principal repayments of securities held to maturity of approximately $1.4 million and cash provided from operating activities of approximately $10.7 million. Cash was used primarily for net loan originations of approximately $4.1 million, purchases of securities of approximately $11.0 million and repayment of Federal Home Loan Bank advances of approximately $1.4 million. At March 31, 2007, the Company had time deposits of approximately $66.6 million that mature in one year or less. At March 31, 2007, the Company exceeded its regulatory liquidity requirements. Management believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest-rate environment.

The following table shows selected information for the periods ended or at the dates indicated:

	Three Months Ended March 31,	Year Ended December 31,	Three Months Ended March 31,
	2007	2006	2006

Average equity as a percentage of average assets	9.18%	9.12%	9.00%
Equity to total assets at end of period	8.39%	9.04%	9.09%
Return on average assets (1)	0.74%	0.85%	0.99%
Return on average equity (1)	8.04%	9.37%	11.01%
Noninterest expenses to average assets (1)	1.58%	1.67%	1.70%

———————

(1)

Annualized for the three months ended March 31, 2007 and 2006.

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

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at March 31, 2007, follows (in thousands):

Contract Amount
Commitments to extend credit	$6,800

Undisbursed loans in process	$250

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

	Three Months Ended March 31,
	2007			2006
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$179,695	3,323	7.40%	$172,186	3,010	6.99%
Securities	35,218	449	5.10	25,404	287	4.52
Other (1)	3,685	55	5.97	3,524	45	5.11
Total interest-earning assets/interest income	218,598	3,827	7.00	201,114	3,342	6.65
Cash and due from banks	386			349
Premises and equipment	3,772			4,066
Other	2,614			2,614
Total assets	$225,370			$208,143
Interest-bearing liabilities:
Savings, NOW and money-market deposits	26,783	286	4.27	7,316	23	1.26
Time deposits	101,876	1,188	4.66	108,370	1,090	4.02
Borrowings (2)	71,832	766	4.27	70,252	707	4.03
Total interest-bearing liabilities/ interest expense	200,491	2,240	4.47	185,938	1,820	3.92
Noninterest-bearing demand deposits	1,206			889
Other liabilites	2,989			2,575
Stockholders’ equity	20,684			18,741
Total liabilities and stockholders’ equity	$225,370			$208,143
Net interest income		$1,587			$1,522
Interest-rate spread (3)			2.53%			2.73%
Net interest margin (4)			2.90%			3.03%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.09			1.08

———————

(1)

Includes interest-earning deposits with banks, Federal funds sold and Federal Home Loan Bank stock dividends.

(2)

Includes Federal Home Loan Bank advances, other borrowings and junior subordinated debenture.

(3)

Interest rate spread represents the difference between average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)

Net interest margin is net interest income divided by average interest-earning assets.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended March 31, 2007 and 2006

General. Net earnings for the three months ended March 31, 2007, were $416,000 or $.15 per basic and $.14 per diluted share compared to net earnings of $516,000 or $.18 per basic and diluted share for the period ended March 31, 2006. The decrease in the Company’s net earnings was primarily due to an increase in the provision for loan loss.

Interest Income. Interest income increased to $3.8 million for the three months ended March 31, 2007 from $3.3 million for the three months ended March 31, 2006. Interest income on loans increased to $3.3 million due primarily to an increase in the average loan portfolio balance for the three months ended March 31, 2007, and an increase in the average yield earned from 6.99% for the three months ended March 31, 2006, to 7.40% for the three months ended March 31, 2007. Interest income on securities increased to $449,000 due primarily to an increase in the average security balance for the three months ended March 31, 2007, and an increase in the average yield earned from 4.52% for the three months ended March 31, 2006, to 5.10% for the three months ended March 31, 2007.

Interest Expense. Interest expense on deposit accounts increased to $1.5 million for the three months ended March 31, 2007, from $1.1 million for the three months ended March 31, 2006. Interest expense increased primarily because of an increase in the average rate paid on deposits and an increase in the average balance of deposits during 2007. Interest expense on borrowings increased to $766,000 for the three months ended March 31, 2007, from $707,000 for the three months ended March 31, 2006, due to an increase in the average rate paid on borrowings and an increase in the average balance of borrowings.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the estimated collectibility of the Company’s loan portfolio. The provision for the three months ended March 31, 2007, was $311,000 compared to $106,000 for the same period in 2006. In the first quarter of 2007, a single-family residential loan was identified as impaired and an additional provision was made. The amount of $172,000 in construction cost overruns advanced by the Company on this loan was charged off to the allowance for loan losses during the quarter. Management believes the balance in the allowance for loan losses of $1,113,000 at March 31, 2007, is adequate.

Noninterest Income. Total noninterest income decreased to $234,000 for the three months ended March 31, 2007, from $272,000 for the three months ended March 31, 2006, primarily due to a gain recognized in 2006 on the payoff of Federal Home Loan Bank advances of $178,000, which was partially offset by a litigation settlement of $150,000 in March 2007.

Noninterest Expenses. Total noninterest expenses increased to $892,000 for the three months ended March 31, 2007, from $885,000 for the three months ended March 31, 2006, primarily due to an increase in salaries and employee benefits of $6,000, and an increase in occupancy and equipment of $8,000.

Income Taxes. Income taxes for the three months ended March 31, 2007, were $202,000 (an effective rate of 32.7%) compared to income taxes of $287,000 (an effective rate of 35.7%) for the three months ended March 31, 2006.

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

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date: May 11, 2007	By:	/s/ ALBERT J. FINCH
Albert J. Finch, Chief Executive Officer

Date: May 11, 2007	By:	/s/ RICHARD L. BROWDY
Richard L. Browdy, Chief Financial Officer