Form 10QSB
period 2007-06-30
OptimumBank Holdings, Inc.
filed 2007-08-14
CIK 1288855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes  ☐      No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  2,961,169 common shares issued and outstanding as of August 13, 2007

Transitional Small Business Disclosure Format (Check one):    Yes  ☐      No  ☒

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2007	2006
	(unaudited)
Assets
Cash and due from banks	$1,478	$923
Federal funds sold	1,542	681
Total cash and cash equivalents	3,020	1,604
Securities held to maturity (fair value approximates $52,824 and $33,150)	53,168	33,399
Security available for sale	237	241
Loans, net of allowance for loan losses of $736 and $974	172,383	181,878
Federal Home Loan Bank stock	2,830	2,956
Premises and equipment, net	3,334	3,990
Accrued interest receivable	1,369	1,254
Other assets	1,115	381
Total assets	$237,456	$225,703
Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$2,003	$545
Savings, NOW and money-market deposits	26,288	25,875
Time deposits	93,616	103,082
Total deposits	121,907	129,502
Federal Home Loan Bank advances	53,150	56,550
Securities sold under agreement to repurchase	31,900	10,950
Junior subordinated debenture	5,155	5,155
Official checks	2,956	2,463
Other liabilities	1,167	660
Total liabilities	216,235	205,280
Stockholders’ equity:
Common stock, $.01 par value; 6,000,000 shares authorized, 2,961,169 and 2,820,280 shares issued and outstanding	30	28
Additional paid-in capital	17,230	15,930
Retained earnings	3,973	4,474
Accumulated other comprehensive loss	(12)	(9)
Total stockholders’ equity	21,221	20,423
Total liabilities and stockholders’ equity	$237,456	$225,703

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest income:
Loans	$3,238	$3,081	$6,561	$6,091
Securities	705	275	1,154	562
Other	62	44	117	89
Total interest income	4,005	3,400	7,832	6,742
Interest expense:
Deposits	1,444	1,202	2,918	2,314
Borrowings	986	679	1,752	1,386
Total interest expense	2,430	1,881	4,670	3,700
Net interest income	1,575	1,519	3,162	3,042
Provision for loan losses	209	27	520	133
Net interest income after provision for loan losses	1,366	1,492	2,642	2,909
Noninterest income:
Service charges and fees	11	14	26	37
Loan prepayment fees	142	70	210	137
Gain on early extinguishment of debt	—	—	—	178
Litigation settlement	5	93	155	93
Other	1	3	2	7
Total noninterest income	159	180	393	452
Noninterest expenses:
Salaries and employee benefits	480	505	977	996
Occupancy and equipment	161	157	328	316
Data processing	36	41	84	82
Professional fees	69	66	126	132
Insurance	15	17	30	36
Stationary and supplies	10	6	22	17
Other	134	100	231	198
Total noninterest expenses	905	892	1,798	1,777
Earnings before income taxes	620	780	1,237	1,584
Income taxes	233	294	435	581
Net earnings	$387	$486	$802	$1,003
Net earnings per share:
Basic	$.13	$.16	$.27	$.34
Diluted	$.13	$.16	$.26	$.32
Dividends per share	$—	$—	$—	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Dollars in thousands)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Total Stockholders’ Equity

	Common Stock
	Shares	Amount
Balance at December 31, 2005	2,663,775	$27	14,141	4,249	(7)	18,410
Comprehensive income:
Net earnings for the six months ended June 30, 2006 (unaudited)	—	—	—	1,003	—	1,003
Net change in unrealized loss on security available for sale (unaudited)	—	—	—	—	(8)	(8)
Comprehensive income (unaudited)						955
Proceeds from exercise of common stock options, including tax benefit of $37 (unaudited)	18,000	—	141	—	—	141
5% stock dividend (unaudited)	134,078	1	1,608	(1,609)	—	—
Balance at June 30, 2006 (unaudited)	2,815,853	$28	15,890	3,643	(15)	19,546
Balance at December 31, 2006	2,820,280	28	15,930	4,474	(9)	20,423
Comprehensive income:
Net earnings for the six months ended June 30, 2007 (unaudited)	—	—	—	802	—	802
Net change in unrealized loss on security available for sale (unaudited)	—	—	—	—	(3)	(3)
Comprehensive income (unaudited)						799
5% stock dividend (fractional shares paid in cash) (unaudited)	140,889	2	1,300	(1,303)	—	(1)
Balance at June 30, 2007 (unaudited)	2,961,169	$30	17,230	3,973	(12)	21,221

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$802	$1,003
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	114	114
Provision for loan losses	520	133
Gain on early extinguishment of debt	—	(178)
Net amortization of fees, premiums and discounts	105	332
Increase in accrued interest receivable	(115)	49
(Increase) decrease in other assets	(734)	369
Increase in official checks and other liabilities	1,001	1,731
Net cash provided by operating activities	1,693	3,455
Cash flows from investing activities:
Purchases of securities held to maturity	(24,680)	(4,926)
Principal repayments of securities held to maturity	5,017	1,825
Decrease (increase) in loans	8,764	(9,380)
Sale (purchase) of premises and equipment	542	(82)
Redemption (purchase) of Federal Home Loan Bank stock	126	(275)
Net cash used in investing activities	(10,231)	(12,838)
Cash flows from financing activities:
(Decrease) increase in deposits	(7,595)	5,147
Proceeds from exercise of common stock options	—	104
(Decrease) increase in Federal Home Loan Bank advances	(3,400)	4,458
Net increase in securities sold under agreement to repurchase	20,950	—
Tax benefit associated with exercise of common stock options	—	37
Fractional shares of stock dividend paid in cash	(1)	—
Net cash provided by financing activities	9,954	9,746
Net increase in cash and cash equivalents	1,416	363
Cash and cash equivalents at beginning of the period	1,604	1,154
Cash and cash equivalents at end of the period	$3,020	$1,517
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,671	$3,705
Income taxes	$802	$818
Noncash investing and financing activities:
Change in accumulated other comprehensive loss, net change in unrealized loss on security available for sale	$(3)	$(8)
Common stock dividend	$1,302	$1,609

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

In the opinion of the management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2007, and the results of operations for the three- and six-month periods ended June 30, 2007 and 2006, and cash flows for the six-months periods ended June 30, 2007 and 2006. The results of operations for the three and six months ended June 30, 2007, are not necessarily indicative of the results to be expected for the full year.

(2)      Loan Impairment and Credit Losses. The activity in the allowance for loan losses was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Balance at beginning of period	$1,113	$883	$974	$777
Charge-offs	(586)	—	(758)	—
Provision for loan losses	209	27	520	133

Balance at end of period	$736	$910	$736	$910

There were no impaired loans at June 30, 2007 or December 31, 2006.

The average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Average net investment in impaired loans	$3,771	$—	$3,189	$—
Interest income recognized on impaired loans	$—	$—	$39	$—
Interest income received on impaired loans	$—	$—	$39	$—

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

(2)      Loan Impairment and Credit Losses, Continued At December 31, 2006, the Company had no nonaccrual loans or loans over ninety days past due still accruing interest. Nonaccrual and past due loans were as follows as of June 30, 2007 (in thousands):

Nonaccrual loans	$115

Past ninety days or more, but still accruing interest	$—

(3)      Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2007 of the regulatory capital requirements and the Bank’s capital on a percentage basis:

	Bank	Regulatory Requirement
Tier I capital to total average assets	10.87%	4.00%

Tier I capital to risk-weighted assets	17.09%	4.00%

Total capital to risk-weighted assets	17.57%	8.00%

(4)     Earnings Per Share. Basic earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share were computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options, computed using the treasury stock method. All amounts reflect the 5% stock dividends declared in May, 2007 and April, 2006. Earnings per common share have been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted-average number of common shares
Outstanding used to calculate basic
earnings per common share	2,961,169	2,955,986	2,961,169	2,948,796
Effect of dilutive stock options	73,668	157,116	77,941	143,446
Weighted-average number of common shares outstanding used to calculate diluted earnings per common share	3,034,837	3,113,102	3,039,110	3,092,242

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

(5)     Stock-Based Compensation. Prior to January 1, 2006, the Company’s stock option plan was accounted for under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation (as amended by Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s consolidated statements of earnings through December 31, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123(R)), using the modified-prospective-transition method. Under that transition method, compensation cost to be recognized beginning in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of December 31, 2005, all stock options were fully vested and no options were granted in 2006 or 2007; therefore, no stock-based compensation has been recognized in 2006 or 2007.

The Company established an incentive Stock Option Plan (the “Plan”) for officers, directors and employees of the Company and reserved 572,082 (amended) shares of common stock for the plan. Both incentive stock options and nonqualified stock options may be granted under the plan. The exercise price of the stock options is determined by the board of directors at the time of grant, but cannot be less than the fair market value of the common stock on the date of grant. The options vest over three and five years. However, the Company accelerated the vesting of all unvested options in the Plan in 2005, in order to reduce noncash compensation expense that would have been recorded in its consolidated statements of earnings in future years due to the adoption of SFAS No. 123(R) in January 2006. The options must be exercised within ten years from the date of grant. At June 30, 2007, 9,702 options were available for grant.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

(5)     Stock-Based Compensation, Continued. A summary of the activity in the Company’s stock option plan is as follows. All amounts reflect the 5% stock dividends declared in May 2007 and April 2006. The Board of Directors did not adjust the exercise price of the stock options outstanding to reflect the 5% stock dividends (dollars in thousands, except per share amounts):

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding and exercisable at December 31, 2006 and June 30, 2007	490,632	$8.04	6.2 years	$530

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

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the interim financial data as of June 30, 2007, and for the three- and six-month periods ended June 30, 2007 and 2006, presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

OptimumBank Holdings, Inc.

Fort Lauderdale, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of OptimumBank Holdings, Inc. and Subsidiary (the “Company”) as of June 30, 2007, and the condensed consolidated statements of earnings for the three- and six-month periods ended June 30, 2007 and 2006 and the related condensed consolidated statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

July 27, 2007

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Comparison of June 30, 2007 and December 31, 2006

Liquidity and Capital Resources

The Company’s primary sources of cash during the six months ended June 30, 2007 were from an increase in other borrowings of approximately $21.0 million, principal repayments of securities held to maturity of approximately $5.0 million, net loan repayments of approximately $8.8 million and cash provided from operating activities of approximately $1.7 million. Cash was used primarily for purchases of securities of approximately $24.7 million, to fund deposit withdrawals of approximately $7.6 million and repayment of Federal Home Loan Bank advances of approximately $3.4 million. At June 30, 2007, the Company had time deposits of approximately $70.2 million that mature in one year or less. At June 30, 2007, the Company exceeded its regulatory liquidity requirements. Management believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest-rate environment.

The following table shows selected information for the periods ended or at the dates indicated:

	Six Months Ended June 30,	Year Ended December 31,	Six Months Ended June 30,
	2007	2006	2006

Average equity as a percentage of average assets	8.97%	9.12%	9.16%
Equity to total assets at end of period	8.94%	9.04%	8.95%
Return on average assets (1)	0.69%	0.85%	0.96%
Return on average equity (1)	7.68%	9.37%	10.53%
Noninterest expenses to average assets (1)	1.63%	1.67%	1.71%

———————

(1)

Annualized for the six months ended June 30, 2007 and 2006.

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

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at June 30, 2007, follows (in thousands):

Contract Amount
Commitments to extend credit	$2,800

Undisbursed loans in process	$250

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

	Three Months Ended June 31,
	2007			2006
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$178,718	$3,238	7.25%	$173,395	$3,081	7.11%
Securities	51,756	705	5.45	24,635	275	4.47
Other (1)	4,379	62	5.66	3,173	44	5.55
Total interest-earning assets/interest income	234,853	4,005	6.82	201,203	3,400	6.76
Cash and due from banks	239			277
Premises and equipment	3,369			4,044
Other	2,196			2,251
Total assets	$240,657			$207,775
Interest-bearing liabilities:
Savings, NOW and money-market deposits	26,487	2967	4.47	8,580	42	1.96
Time deposits	96,768	1,148	4.75	108,842	1,160	4.26
Borrowings (2)	90,205	986	4.37	67,131	679	4.05
Total interest-bearing liabilities/ interest expense	213,460	2,430	4.55	184,553	1,881	4.08
Noninterest-bearing demand deposits	2,150			884
Other liabilites	3,948			2,964
Stockholders’ equity	21,099			19,374
Total liabilities and stockholders’ equity	$240,657			$207,775
Net interest income		$1,575			$1,519
Interest-rate spread (3)			2.27%			2.68%
Net interest margin (4)			2.68%			3.02%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.10			1.09

———————

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

	Six Months Ended June 30,
	2007			2006
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$179,207	$6,561	7.32%	$172,791	$6,091	7.05%
Securities	43,487	1,154	5.31	25,020	562	4.49
Other (1)	4,032	117	5.80	3,349	89	5.32
Total interest-earning assets/interest income	226,726	7,832	6.91	201,160	6,742	6.70
Cash and due from banks	313			313
Premises and equipment	3,571			4,055
Other	2,404			2,431
Total assets	$233,014			$207,959
Interest-bearing liabilities:
Savings, NOW and money-market deposits	26,635	582	4.37	7,948	65	1.64
Time deposits	99,322	2,336	4.70	108,606	2,249	4.14
Borrowings (2)	81,019	1,752	4.32	68,692	1,386	4.04
Total interest-bearing liabilities/ interest expense	206,976	4,670	4.51	185,246	3,700	4.00
Noninterest-bearing demand deposits	1,678			887
Other liabilites	3,468			2,768
Stockholders’ equity	20,892			19,058
Total liabilities and stockholders’ equity	$233,014			$207,959
Net interest income		$3,162			$3,042
Interest-rate spread (3)			2.40%			2.70%
Net interest margin (4)			2.79%			3.02%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.10			1.09

———————

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

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended June 30, 2007 and 2006

General. Net earnings for the three months ended June 30, 2007, were $387,000 or $.13 per basic and diluted share compared to net earnings of $486,000 or $.16 per basic and diluted share for the period ended June 30, 2006. This decrease in the Company’s net earnings was primarily due to an increase in noninterest expenses and the provision for loan losses.

Interest Income.  Interest income increased to $4.0 million for the three months ended June 30, 2007 from $3.4 million for the three months ended June 30, 2006. Interest income on loans increased to $3.2 million due primarily to an increase in the average loan portfolio balance and an increase in the average yield earned from 7.11% for the three months ended June 30, 2006 to 7.25% for the three months ended June 30, 2007. Interest on securities increased to $705,000 due primarily to an increase in the average balance of the securities portfolio in 2007 and an increase in the average yield earned.

Interest Expense.  Interest expense on deposits increased to $1.4 million for the three months ended June 30, 2007, from $1.2 million for the three months ended June 30, 2006. Interest expense increased primarily because of an increase in the average rate paid on deposits during 2007. Interest expense on borrowings increased to $986,000 for the three months ended June 30, 2007 from $679,000 for the three months ended June 30, 2006 due to an increase in the average balance of borrowings and an increase in the average rate paid on borrowings during 2007.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the estimated collectibility of the Company’s loan portfolio. The provision for the three months ended June 30, 2007, increased to $209,000, as compared to $27,000 for the same period in 2006, primarily to reflect the impairment in value of a collateral dependent single-family residential construction loan, which was paid off in June 2007, through the sale of the underlying property.  Charge-offs to the allowance for loan losses in the amount of $586,000 in the three months ended June 30, 2007, relate to this loan. Management believes the balance in the allowance for loan losses of $736,000 at June 30, 2007, is adequate.

Noninterest Income. Total noninterest income decreased to $159,000 for the three months ended June 30, 2007, from $180,000 for the three months ended June 30, 2006, primarily due to a non-recurring litigation settlement received in 2006, partially offset by an increase in loan prepayment fees in 2007.

Noninterest Expenses. Total noninterest expenses increased to $905,000 for the three months ended June 30, 2007 from $892,000 for the three months ended June 30, 2006, primarily due to the continued growth of the Company.

Income Taxes. Income taxes for the three months ended June 30, 2007, were $233,000 (an effective rate of 37.6%) compared to income taxes of $294,000 (an effective rate of 37.7%) for the three months ended June 30, 2006.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Six-Month Periods Ended June 30, 2007 and 2006

General. Net earnings for the six months ended June 30, 2007, were $802,000 or $.27 per basic and $.26 per diluted share compared to net earnings of $1,003,000 or $.34 per basic and $.32 per diluted share for the period ended June 30, 2006. This decrease in the Company’s net earnings was primarily due to an increase in noninterest expenses and the provision for loan losses.

Interest Income. Interest income increased to $7.8 million for the six months ended June 30, 2007 from $6.7 million for the six months ended June 30, 2006. Interest income on loans increased to $6.6 million due primarily to an increase in the average loan portfolio balance and an increase in the average yield earned from 7.05% for the six months ended June 30, 2006 to 7.32% for the six months ended June 30, 2007. Interest on securities increased to $1.2 million due primarily to an increase in the average balance of the securities portfolio in 2007 and an increase in the average yield earned.

Interest Expense. Interest expense on deposits increased to $2.9 million for the six months ended June 30, 2007, from $2.3 million for the six months ended June 30, 2006. Interest expense increased primarily because of an increase in the average rate paid on deposits during 2007. Interest expense on borrowings increased to $1.8 million for the six months ended June 30, 2007 from $1.4 million for the six months ended June 30, 2006 due to an increase in the average balance of borrowings and an increase in the average rate paid on borrowings during 2007.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the estimated collectibility of the Company’s loan portfolio. The increase in the provision for the six months ended June 30, 2007, to $520,000, as compared to $133,000 for the same period in 2006, was primarily due to the impairment in value of a collateral dependent single-family residential construction loan, which was identified as impaired in the first quarter of 2007 and paid off in June 2007, through the sale of the underlying property.  Charge-offs in the allowance for loan losses in the amount of $758,000 in the six months ended June 30, 2007, relate to this loan. Management believes the balance in the allowance for loan losses of $736,000 at June 30, 2007, is adequate.

Noninterest Income. Total noninterest income decreased to $393,000 for the six months ended June 30, 2007, from $452,000 for the six months ended June 30, 2006, primarily due to gains recognized on the payoff of Federal Home Loan Bank advances in 2006, partially offset by increases in loan prepayment fees in 2007.

Noninterest Expenses. Total noninterest expenses was $1.8 million for the six months ended June 30, 2007 and $1.8 million for the six months ended June 30, 2006.

Income Taxes. Income taxes for the six months ended June 30, 2007, were $435,000 (an effective rate of 35.2%) compared to income taxes of $581,000 (an effective rate of 36.7%) for the six months ended June 30, 2006.

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

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION

Item 4.

Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders (the “Annual Meeting”) of OptimumBank was held on April 27, 2007, to consider the election of directors each for a term of one year.

At the Annual Meeting, 2,189,837 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

Proposal I

The election of directors each for a term of one year is as follows:

	For	Withheld
Albert J. Finch	2,188,312	1,525
Richard L. Browdy	2,167,312	22,525
Michael Bedzow	2,169,983	19,854
Sam Borek	2,189,337	500
Irving P. Cohen	2,168,337	21,500
Gordon Deckelbaum	2,189,337	500
H. David Krinsky	2,189,337	500
Wendy Mitchler	2,188,312	1,525
Larry R. Willis	2,189,337	500

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

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date: August 14, 2007	By:	/s/ ALBERT J. FINCH
Albert J. Finch, Chief Executive Officer

Date: August 14, 2007	By:	/s/ RICHARD L. BROWDY
Richard L. Browdy, Chief Financial Officer