Form 10QSB/A
period 2007-06-30
OptimumBank Holdings, Inc.
filed 2007-08-15
CIK 1288855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

AMENDMENT NO. 1

TO

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

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Dollars in thousands)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Total Stockholders’ Equity

	Common Stock
	Shares	Amount
Balance at December 31, 2005	2,663,775	$27	14,141	4,249	(7)	18,410
Comprehensive income:
Net earnings for the six months ended June 30, 2006 (unaudited)	—	—	—	1,003	—	1,003
Net change in unrealized loss on security available for sale (unaudited)	—	—	—	—	(8)	(8)
Comprehensive income (unaudited)						995
Proceeds from exercise of common stock options, including tax benefit of $37 (unaudited)	18,000	—	141	—	—	141
5% stock dividend (unaudited)	134,078	1	1,608	(1,609)	—	—
Balance at June 30, 2006 (unaudited)	2,815,853	$28	15,890	3,643	(15)	19,546
Balance at December 31, 2006	2,820,280	28	15,930	4,474	(9)	20,423
Comprehensive income:
Net earnings for the six months ended June 30, 2007 (unaudited)	—	—	—	802	—	802
Net change in unrealized loss on security available for sale (unaudited)	—	—	—	—	(3)	(3)
Comprehensive income (unaudited)						799
5% stock dividend (fractional shares paid in cash) (unaudited)	140,889	2	1,300	(1,303)	—	(1)
Balance at June 30, 2007 (unaudited)	2,961,169	$30	17,230	3,973	(12)	21,221

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

	Three Months Ended June 31,
	2007			2006
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$178,718	$3,238	7.25%	$173,395	$3,081	7.11%
Securities	51,756	705	5.45	24,635	275	4.47
Other (1)	4,379	62	5.66	3,173	44	5.55
Total interest-earning assets/interest income	234,853	4,005	6.82	201,203	3,400	6.76
Cash and due from banks	239			277
Premises and equipment	3,369			4,044
Other	2,196			2,251
Total assets	$240,657			$207,775
Interest-bearing liabilities:
Savings, NOW and money-market deposits	26,487	296	4.47	8,580	42	1.96
Time deposits	96,768	1,148	4.75	108,842	1,160	4.26
Borrowings (2)	90,205	986	4.37	67,131	679	4.05
Total interest-bearing liabilities/ interest expense	213,460	2,430	4.55	184,553	1,881	4.08
Noninterest-bearing demand deposits	2,150			884
Other liabilites	3,948			2,964
Stockholders’ equity	21,099			19,374
Total liabilities and stockholders’ equity	$240,657			$207,775
Net interest income		$1,575			$1,519
Interest-rate spread (3)			2.27%			2.68%
Net interest margin (4)			2.68%			3.02%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.10			1.09

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

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date: August 15, 2007	By:	/s/ ALBERT J. FINCH
Albert J. Finch, Chief Executive Officer

Date: August 15, 2007	By:	/s/ RICHARD L. BROWDY
Richard L. Browdy, Chief Financial Officer