Form 10QSB
period 2007-09-30
OptimumBank Holdings, Inc.
filed 2007-11-07
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,968,335 common shares issued and outstanding as of November 6 , 2007

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	September 30, 2007	December 31, 2006
	(unaudited)
Assets

Cash and due from banks	$334	$923
Federal funds sold	—	681

Total cash and cash equivalents	334	1,604

Securities held to maturity (fair value approximates $57,947 and $33,150)	58,307	33,399
Security available for sale	240	241
Loans, net of allowance for loan losses of $752 and $974	178,109	181,878
Federal Home Loan Bank stock	3,077	2,956
Premises and equipment, net	3,287	3,990
Accrued interest receivable	1,436	1,254
Other assets	1,382	381

Total assets	$246,172	$225,703

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	$1,713	$545
Savings, NOW and money-market deposits	26,497	25,875
Time deposits	95,601	103,082

Total deposits	123,811	129,502

Federal Home Loan Bank advances	58,250	56,550
Securities sold under agreement to repurchase	31,900	10,950
Other borrowings	260	—
Junior subordinated debenture	5,155	5,155
Official checks	3,705	2,463
Other liabilities	1,389	660

Total liabilities	224,470	205,280

Stockholders’ equity:
Common stock, $.01 par value; 6,000,000 shares authorized, 2,968,335 and 2,820,280 shares issued and outstanding	30	28
Additional paid-in capital	17,271	15,930
Retained earnings	4,411	4,474
Accumulated other comprehensive loss	(10)	(9)

Total stockholders’ equity	21,702	20,423

Total liabilities and stockholders’ equity	$246,172	$225,703

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income:
Loans	$3,240	$3,223	$9,801	$9,314
Securities	824	334	1,978	896
Other	66	64	183	153

Total interest income	4,130	3,621	11,962	10,363

Interest expense:
Deposits	1,443	1,355	4,361	3,669
Borrowings	1,056	749	2,808	2,135

Total interest expense	2,499	2,104	7,169	5,804

Net interest income	1,631	1,517	4,793	4,559

Provision for loan losses	16	12	536	145

Net interest income after provision for loan losses	1,615	1,505	4,257	4,414

Noninterest income:
Service charges and fees	30	17	56	54
Loan prepayment fees	15	86	225	223
Gain on early extinguishment of debt	—	—	—	178
Litigation settlement	—	—	155	93
Other	2	5	4	12

Total noninterest income	47	108	440	560

Noninterest expenses:
Salaries and employee benefits	532	488	1,509	1,484
Occupancy and equipment	166	165	494	481
Data processing	43	44	127	126
Professional fees	82	65	208	197
Insurance	15	16	45	52
Stationary and supplies	8	12	30	29
Other	113	100	344	298

Total noninterest expenses	959	890	2,757	2,667

Earnings before income taxes	703	723	1,940	2,307

Income taxes	265	272	700	853

Net earnings	$438	$451	$1,240	$1,454

Net earnings per share:
Basic	$.15	$.15	$.42	$.49

Diluted	$.14	$.14	$.41	$.47

Dividends per share	$—	$—	$—	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2007 and 2006

(Dollars in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2005	2,663,775	$27	14,141	4,249	(7)	18,410

Comprehensive income:
Net earnings for the nine months ended September 30, 2006 (unaudited)	—	—	—	1,454	—	1,454
Net change in unrealized loss on security available for sale (unaudited)	—	—	—	—	(2)	(2)

Comprehensive income (unaudited)						1,452

Proceeds from exercise of common stock options, including tax benefit of $37 (unaudited)	21,150	—	166	—	—	166
5% stock dividend (unaudited)	134,078	1	1,608	(1,609)	—	—

Balance at September 30, 2006 (unaudited)	2,819,003	$28	15,915	4,094	(9)	20,028

Balance at December 31, 2006	2,820,280	$28	15,930	4,474	(9)	20,423

Comprehensive income:
Net earnings for the nine months ended September 30, 2007 (unaudited)	—	—	—	1,240	—	1,240
Net change in unrealized loss on security available for sale (unaudited)	—	—	—	—	(1)	(1)

Comprehensive income (unaudited)						1,239

Proceeds from exercise of common stock options (unaudited)	7,166	—	41	—	—	41
5% stock dividend (fractional shares paid-in cash) (unaudited)	140,889	2	1,300	(1,303)	—	(1)

Balance at September 30, 2007 (unaudited)	2,968,335	$30	17,271	4,411	(10)	21,702

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$1,240	$1,454
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	172	175
Provision for loan losses	536	145
Gain on early extinguishments of debt	—	(178)
Net amortization of fees, premiums and discounts	280	407
Increase in accrued interest receivable	(182)	(108)
(Increase) decrease in other assets	(1,001)	302
Increase in official checks and other liabilities	1,971	2,248

Net cash provided by operating activities	3,016	4,445

Cash flows from investing activities:
Purchases of securities held to maturity	(32,517)	(4,926)
Principal repayments of securities held to maturity	7,649	2,925
Net decrease (increase) in loans	2,913	(6,581)
Sale (purchase) of premises and equipment	531	(105)
(Purchase) redemption of Federal Home Loan Bank stock	(121)	71

Net cash used in investing activities	(21,545)	(8,616)

Cash flows from financing activities:
Net (decrease) increase in deposits	(5,691)	14,766
Net increase in securities sold under agreements to repurchase	20,950	—
Net increase in other borrowings	260	—
Proceeds from exercise of common stock options	41	129
Net increase (decrease) in Federal Home Loan Bank advances	1,700	(5,122)
Tax benefit associated with exercise of common stock options	—	37
Fractional shares of stock dividend paid-in cash	(1)	—

Net cash provided by financing activities	17,259	9,810

Net (decrease) increase in cash and cash equivalents	(1,270)	5,639

Cash and cash equivalents at beginning of the period	1,604	1,154

Cash and cash equivalents at end of the period	$334	$6,793

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,234	$5,809

Income taxes	$832	$868

Noncash activities:
Change in accumulated other comprehensive loss, net change in unrealized loss on security available for sale	$(1)	$(2)

Common stock dividend	$1,302	$1,609

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General. OptimumBank Holdings, Inc. (the “Holding Company”) is a one-bank holding company and owns 100% of OptimumBank (the “Bank”), a state (Florida)-chartered commercial bank (collectively, the “Company”). The Holding Company’s only business is the operation of the Bank. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation. The Bank offers a variety of community banking services to individual and corporate customers through its three banking offices located in Broward County, Florida.

In the opinion of the management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2007, and the results of operations for the three- and nine-month periods ended September 30, 2007 and 2006, and cash flows for the nine-months periods ended September 30, 2007 and 2006. The results of operations for the three and nine months ended September 30, 2007, are not necessarily indicative of the results to be expected for the full year.

(2)	Loan Impairment and Credit Losses. The activity in the allowance for loan losses was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Balance at beginning of period	$736	$910	$974	$777
Charge-offs	—	—	(758)	—
Provision for loan losses	16	12	536	145

Balance at end of period	$752	$922	$752	$922

There were no impaired loans at September 30, 2007 or December 31, 2006. The average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Average net investment in impaired loans	$—	$—	$2,114	$—

Interest income recognized on impaired loans	$—	$—	$39	$—

Interest income received on impaired loans	$—	$—	$39	$—

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Loan Impairment and Credit Losses, Continued. At December 31, 2006, the Company had no nonaccrual loans or loans over ninety days past due still accruing interest. Nonaccrual and past due loans were as follows as of September 30, 2007 (in thousands):

Nonaccrual loans	$108

Past ninety days or more, but still accruing interest	$—

(3)	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2007 of the regulatory capital requirements and the Bank’s capital on a percentage basis:

	Bank	Regulatory Requirement
Tier I capital to total average assets	11.00%	4.00%

Tier I capital to risk-weighted assets	16.88%	4.00%

Total capital to risk-weighted assets	17.35%	8.00%

(4)	Earnings Per Share. Basic earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share were computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options, computed using the treasury stock method. All amounts reflect the 5% stock dividends declared in May, 2007 and April, 2006. Earnings per common share have been computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted-average number of common shares outstanding used to calculate basic earnings per common share	2,964,752	2,959,127	2,962,472	2,951,839
Effect of dilutive stock options	64,354	155,049	71,755	144,522

Weighted-average number of common shares outstanding used to calculate diluted earnings per common share	3,029,106	3,114,176	3,034,227	3,096,361

The following options were excluded from the calculation of EPS due to the exercise price being above the average market price:

	Number Outstanding	Exercise Price	Expire
For the three and nine months ended September 30, 2007:
Options	254,678	$10.00-12.49	2014-2015

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Stock-Based Compensation. Prior to January 1, 2006, the Company’s stock option plan was accounted for under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation (as amended by Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s consolidated statements of earnings through December 31, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123(R)), using the modified-prospective-transition method. Under that transition method, compensation cost to be recognized beginning in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of December 31, 2005, all stock options were fully vested and no options were granted in 2006 or 2007; therefore, no stock-based compensation has been recognized in 2006 or 2007.

The Company established an incentive Stock Option Plan (the “Plan”) for officers, directors and employees of the Company and reserved 572,082 (amended) shares of common stock for the plan. Both incentive stock options and nonqualified stock options may be granted under the plan. The exercise price of the stock options is determined by the board of directors at the time of grant, but cannot be less than the fair market value of the common stock on the date of grant. The options vest over three and five years. However, the Company accelerated the vesting of all unvested options in the Plan in 2005, in order to reduce noncash compensation expense that would have been recorded in its consolidated statements of earnings in future years due to the adoption of SFAS 123(R) in January 2006. The options must be exercised within ten years from the date of grant. At September 30, 2007, 13,561 options were available for grant.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Stock-Based Compensation, Continued. A summary of the activity in the Company’s stock option plan is as follows. All amounts reflect the 5% stock dividends declared in May 2007 and April 2006. The Board of Directors did not adjust the exercise price of the stock options outstanding to reflect the 5% stock dividends (dollars in thousands, except per share amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	490,632	$8.04
Exercised	(7,166)	5.67
Forfeited	(3,859)	10.00

Outstanding at September 30, 2007	479,607	$8.06	5.9 years	$72

The total intrinsic value of options exercised during the three and nine months ended September 30, 2007 was $16,675. There was no tax benefit recognized in connection with the exercised stock options. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $12,884 and $106,734, respectively and the tax benefit relating to stock options exercised was $0 and $37,000, respectively.

(6)	Sale of Branch. On February 1, 2007, the Company entered into a sale/leaseback transaction for its Galt Ocean Mile branch facility. No gain or loss was recognized on this transaction.

(7)	Common Stock Dividend. On May 31, 2007, the Company’s board of directors declared a 5% stock dividend to shareholders of record on June 12, 2007 and paid on July 12, 2007.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the interim financial data as of September 30, 2007, and for the three- and nine-month periods ended September 30, 2007 and 2006, presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

OptimumBank Holdings, Inc.

Fort Lauderdale, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of OptimumBank Holdings, Inc. and Subsidiary (the “Company”) as of September 30, 2007, and the condensed consolidated statements of earnings for the three- and nine-month periods ended September 30, 2007 and 2006 and the related condensed consolidated statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

October 19, 2007

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Comparison of September 30, 2007 and December 31, 2006

Liquidity and Capital Resources

The Company’s primary sources of cash during the nine months ended September 30, 2007 were from an increase in securities sold under agreement to repurchase of approximately $21.0 million, principal repayments of securities held to maturity of approximately $7.6 million, net loan repayments of approximately $2.9 million and cash provided from operating activities of approximately $3.0 million. Cash was used primarily for purchases of securities of approximately $32.5 million and to fund deposit withdrawals of approximately $5.7 million. At September 30, 2007, the Company had time deposits of approximately $74.8 million that mature in one year or less. At September 30, 2007, the Company exceeded its regulatory liquidity requirements. Management believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest-rate environment.

The following table shows selected information for the periods ended or at the dates indicated:

	Nine Months Ended September 30, 2007	Year Ended December 31, 2006	Nine Months Ended September 30, 2006
Average equity as a percentage of average assets	8.94%	9.12%	9.16%
Equity to total assets at end of period	8.82%	9.04%	9.13%
Return on average assets (1)	0.70%	0.85%	0.92%
Return on average equity (1)	7.83%	9.37%	10.03%
Noninterest expenses to average assets (1)	1.56%	1.67%	1.69%

(1)	Annualized for the nine months ended September 30, 2007 and 2006.

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

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at September 30, 2007, follows (in thousands):

Contract Amount
Commitments to extend credit	$6,500

Undisbursed loans in process	$250

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

	Three Months Ended September 30,
	2007			2006
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$172,935	3,240	7.49%	$176,927	3,223	7.29%
Securities	58,349	824	5.65	28,363	334	4.71
Other (1)	4,601	66	5.74	4,591	64	5.58

Total interest-earning assets/interest income	235,885	4,130	7.00	209,881	3,621	6.90

Cash and due from banks	403			324
Premises and equipment	3,316			4,030
Other	2,980			2,481

Total assets	$242,584			$216,716

Interest-bearing liabilities:
Savings, NOW and money-market deposits	26,379	308	4.67	10,899	93	3.41
Time deposits	93,963	1,135	4.83	110,239	1,262	4.58
Borrowings (2)	89,045	1,056	4.74	71,475	749	4.19

Total interest-bearing liabilities/ interest expense	209,387	2,499	4.77	192,613	2,104	4.37

Noninterest-bearing demand deposits	1,867			614
Other liabilities	9,794			3,627
Stockholders’ equity	21,536			19,862

Total liabilities and stockholders’ equity	$242,584			$216,716

Net interest income		$1,631			$1,517

Interest-rate spread (3)			2.23%			2.53%

Net interest margin (4)			2.77%			2.89%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.13			1.09

(1)	Includes interest-earning deposits with banks, federal funds sold and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, securities sold under agreements to repurchase, overnight borrowings and junior subordinated debenture.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30,
	2007			2006
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$177,116	9,801	7.38%	$174,169	9,314	7.13%
Securities	48,441	1,978	5.44	26,134	896	4.57
Other (1)	4,222	183	5.78	3,763	153	5.42

Total interest-earning assets/interest income	229,779	11,962	6.94	204,066	10,363	6.77

Cash and due from banks	343			317
Premises and equipment	3,486			4,047
Other	2,596			2,448

Total assets	$236,204			$210,878

Interest-bearing liabilities:
Savings, NOW and money-market deposits	26,550	890	4.47	8,932	158	2.36
Time deposits	97,536	3,471	4.74	109,150	3,511	4.29
Borrowings (2)	83,694	2,808	4.47	69,619	2,135	4.09

Total interest-bearing liabilities/ interest expense	207,780	7,169	4.60	187,701	5,804	4.12

Noninterest-bearing demand deposits	1,741			796
Other liabilities	5,577			3,055
Stockholders’ equity	21,106			19,326

Total liabilities and stockholders’ equity	$236,204			$210,878

Net interest income		$4,793			$4,559

Interest-rate spread (3)			2.34%			2.65%

Net interest margin (4)			2.78%			2.98%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.11			1.09

(1)	Includes interest-bearing deposits in banks, federal funds sold and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, securities sold under agreements to repurchase, overnight borrowings and junior subordinated debenture.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended September 30, 2007 and 2006

General. Net earnings for the three months ended September 30, 2007, were $438,000 or $.15 per basic and $.14 per diluted share compared to net earnings of $451,000 or $.15 per basic and $.14 per diluted share for the period ended September 30, 2006. This decrease in the Company’s net earnings was primarily due to an increase in noninterest expenses and a decrease in noninterest income partially offset by an increase in net interest income.

Interest Income. Interest income increased to $4.1 million for the three months ended September 30, 2007 from $3.6 million for the three months ended September 30, 2006. Interest income on loans increased due primarily to an increase in the yield earned on the loans for the three months ended September 30, 2007. Interest on securities increased to $824,000 due primarily to an increase in the average balance of the securities portfolio in 2007 and an increase in the average yield earned.

Interest Expense. Interest expense on borrowings increased to $1.1 million for the three months ended September 30, 2007 from $749,000 for the three months ended September 30, 2006 due primarily to an increase in the average balance of borrowings.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the estimated collectibility of the Company’s loan portfolio. The Company recorded a provision for the three months ended September 30, 2007 of $16,000 compared to $12,000 for the same period in 2006. Management believes the balance in the allowance for loan losses of $752,000 at September 30, 2007, is adequate.

Noninterest Income. Total noninterest income decreased to $47,000 for the three months ended September 30, 2007, from $108,000 for the three months ended September 30, 2006, primarily due to a decrease in loan prepayment fees collected.

Noninterest Expenses. Total noninterest expenses increased to $959,000 for the three months ended September 30, 2007 from $890,000 for the three months ended September 30, 2006, primarily due to the continued growth of the Company.

Income Taxes. Income taxes for the three months ended September 30, 2007, were $265,000 (an effective rate of 37.7%) compared to income taxes of $272,000 (an effective rate of 37.6%) for the three months ended September 30, 2006.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Nine-Month Periods Ended September 30, 2007 and 2006

General. Net earnings for the nine months ended September 30, 2007, were $1,240,000 or $.42 per basic and $.41 per diluted share compared to net earnings of $1,454,000 or $.49 per basic and $.47 per diluted share for the period ended September 30, 2006. This decrease in the Company’s net earnings was primarily due to an increase in noninterest expenses and the provision for loan losses and a decrease in noninterest income.

Interest Income. Interest income increased to $12.0 million for the nine months ended September 30, 2007 from $10.4 million for the nine months ended September 30, 2006. Interest on securities increased by $1.1 million due primarily to an increase in the average balance of the securities portfolio in 2007 and an increase in the average yield earned. Interest income on loans increased by $487,000 due primarily to an increase in the yield earned on the loans for the nine months ended September 30, 2007.

Interest Expense. Interest expense increased to $7.2 million for the nine months ended September 30, 2007, from $5.8 million for the nine months ended September 30, 2006. Interest expense on deposits increased primarily because of an increase in deposits and the average rate paid during 2007. Interest expense on borrowings increased to $2.8 million for the nine months ended September 30, 2007 from $2.1 million for the nine months ended September 30, 2006 due primarily to an increase in the average balance of borrowings.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the estimated collectibility of the Company’s loan portfolio. The provision for the nine months ended September 30, 2007, was $536,000 compared to $145,000 for the same period in 2006. The increase in 2007 was due to the impairment in value of a collateral dependent single-family residential construction loan which was paid off in June 2007, through the sale of the underlying property. Charge-offs in the allowance for loan losses in the amount of $758,000 related to this loan. Management believes the balance in the allowance for loan losses of $752,000 at September 30, 2007, is adequate.

Noninterest Income. Total noninterest income decreased to $440,000 for the nine months ended September 30, 2007, from $560,000 for the nine months ended September 30, 2006 primarily as a result of gains recognized on the payoff of Federal Home Loan Bank advances of $178,000 in 2006, partially offset by an increase in litigation settlement of $62,000 in 2007.

Noninterest Expenses. Total noninterest expenses increased to $2.8 million for the nine months ended September 30, 2007 from $2.7 million for the nine months ended September 30, 2006, primarily due to the continued growth of the Company.

Income Taxes. Income taxes for the nine months ended September 30, 2007, were $700,000 (an effective rate of 36.1%) compared to income taxes of $853,000 (an effective rate of 37.0%) for the nine months ended September 30, 2006.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 3.	Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive and principal accounting officers of the Company concluded that the Company’s disclosure controls and procedures were effective.

b.	Changes in Internal Controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive and principal accounting officers.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION

Item 6.	Exhibits

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

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date: November 6, 2007	By:	/s/ Albert J. Finch
Albert J. Finch, Chief Executive Officer

Date: November 6, 2007	By:	/s/ Richard L. Browdy
Richard L. Browdy, Chief Financial Officer