Form 10KSB
period 2007-12-31
OptimumBank Holdings, Inc.
filed 2008-03-31
CIK 1288855

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0001288855

OPTIMUMBANK HOLDINGS, INC.

(Name of small business Issuer as specified in its charter)

Florida	55-0865043
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2477 East Commercial Boulevard, Fort Lauderdale, Florida	33308
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (954) 776-2332

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share
(Title of Class)

          Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

          The issuer’s revenues for its most recent fiscal year were $16,670,000.

          The aggregate market value of the Common Stock of the issuer held by non-affiliates of the issuer (2,003,144 shares) on March 7, 2008, was approximately $18,028,296. The aggregate market value was computed by reference to the closing market price of the Common Stock of the issuer at $9.00 per share on March 7, 2008. For the purposes of this response, directors and executive officers are considered the affiliates of the issuer at that date.

          As of March 7, 2008, there were issued and outstanding 2,972,507 shares of the issuer’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2008 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the issuer’s fiscal year end are incorporated into Part III, Items 9 through 12, and 14, of this Annual Report on Form 10-KSB.

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

•

general economic conditions, either nationally or regionally, that are less favorable than expected resulting in, among other things, a deterioration in credit quality and an increase in credit risk-related losses and expenses;

•	changes in the interest rate environment that reduce margins;

•	competitive pressure in the banking industry that increases significantly;

•	changes that occur in the regulatory environment; and

•	changes that occur in business conditions and the rate of inflation.

          When used in this Annual Report, the words “believes,” “estimates,” “plans,” “expects,” “should,” “may,” “might,” “outlook,” and “anticipates,” as well as similar expressions, as they relate to OptimumBank Holdings, Inc., or its management, are intended to identify forward-looking statements.

General

          OptimumBank Holdings, Inc. was formed in 2004 as a Florida corporation to serve as a one-bank holding company for OptimumBank and acquired all of the shares of OptimumBank in May 2004. Our only business is the ownership and operation of OptimumBank. OptimumBank is a Florida chartered bank which opened in November 2000, and its deposits are insured by the Federal Deposit Insurance Corporation, or FDIC. OptimumBank provides community banking services to individuals and businesses in Broward, Miami-Dade and Palm Beach counties. OptimumBank conducts operations from its Fort Lauderdale headquarters and three branch offices in Fort Lauderdale, Plantation and Deerfield Beach.

          OptimumBank Holdings is subject to the supervision and regulation of the Federal Reserve. OptimumBank is subject to the supervision and regulation of the Florida Office of Financial Regulation and the FDIC. OptimumBank is a member of the Federal Home Loan Bank of Atlanta.

          At December 31, 2007, our company had total assets of $241.5 million, net loans of $173.3 million, total deposits of $125.0 million and stockholders’ equity of $22.2 million. During 2007, our company had net earnings of $1,742,000.

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

          As is the case with banking institutions generally, our operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Board of Governors of the Federal Reserve System and the FDIC. Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. We face strong competition in attracting deposits (our primary source of lendable funds) and originating loans.

          We provide a range of consumer and commercial banking services to individuals and businesses. The basic services we offer include: demand interest-bearing and noninterest-bearing accounts, money market deposit accounts, NOW accounts, time deposits, credit cards, cash management, direct deposits, notary services, money orders, night depository, travelers’ checks, cashier’s checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, and banking by mail. In addition, we make residential and commercial real estate loans and consumer loans. We provide ATM cards, as a part of the Star, Presto and Cirrus networks, thereby permitting customers to utilize the convenience of ATMs worldwide. We do not have trust powers and provide no trust services.

Strategy

          Our continuing goal is to become one of the leading community banking organizations in Broward County. We expect to accomplish our goal through steady, reasonable and controlled growth and a prudent operating strategy.

          Our operating and business strategy emphasizes:

1.	Local management and local decision making resulting in rapid, personalized customer service, rapid credit decisions and expedited closings;

2.	Maintaining our presence in Broward County through a branch network- we currently have three branch banking offices in Broward County;

3.	Real estate lending activities by continuing to originate adjustable rate residential and commercial mortgage loans for our customers;

4.	Maintaining high credit quality through strict underwriting criteria and our knowledge of the real estate values in our market area;

5.

Personalized products and service - we strive to provide innovative financial products, high service levels and to maintain strong customer relationships. We seek customers who prefer to conduct business with a locally owned and managed institution.

Lending Activities

          We offer primarily real estate and to a lesser extent, consumer loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in our market area. Our market area consists of the tri-county area of Broward, Miami-Dade and Palm Beach counties. Our net loans at December 31, 2007 were $173.3 million, or 71.8% of total assets. The interest rates we charge on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. We have no foreign loans or loans for highly leveraged transactions.

          Our loans are concentrated in two major areas: residential and commercial real estate loans. As of December 31, 2007, 100% of our loan portfolio consisted of loans secured by mortgages on real estate, of which approximately 38.1% of the total loan portfolio was secured by one-to-four family residential properties. Our real estate loans are located primarily in our tri-county market area.

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

Deposit Activities

          Deposits are the major source of our funds for lending and other investment activities. We consider the majority of our regular savings, demand, NOW, money market deposit accounts and CD’s under $100,000 to be core deposits. These accounts comprised approximately 68.9% of our total deposits at December 31, 2007. Approximately 76.4% of our deposits at December 31, 2007 were certificates of deposit. Generally, we attempt to maintain the rates paid on our deposits at a competitive level. Time deposits of $100,000 and over made up approximately 31.1% of our total deposits at December 31, 2007. Although these large deposits are not traditionally considered core deposits, the majority of these deposits have served as a stable source of funds in our targeted market. The majority of our deposits are generated from Broward County.

          We may use brokered deposits to facilitate the funding of our mortgage lending activities in circumstances when larger than anticipated loan volumes occur and there is not enough time to fund the additional loan demand through traditional deposit solicitation. The time frame from the initial order to the final funding of brokered deposits is generally one to three days. The rates paid on these brokered deposits are typically equal to or slightly less than the high end of the interest rates in OptimumBank’s competitive market area. Brokered deposits amounted to 6.0% and 6.4% of our total deposits at December 31, 2007 and 2006, respectively.

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

Employees

          As of December 31, 2007, we had 19 full-time employees, including executive officers. The employees are not represented by a collective bargaining unit. We consider relations with employees to be good.

Supervision and Regulation

          Banks and their holding companies are extensively regulated under both federal and state law. The following is a brief summary of certain statutes, rules, and regulations affecting OptimumBank Holdings and OptimumBank. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of our company and our bank. Supervision, regulation, and examination of banks by regulatory agencies are intended primarily for the protection of depositors, rather than shareholders.

          Company Regulation

          General. As a bank holding company registered under the Bank Holding Company Act of 1956 (the “BHCA”), OptimumBank Holdings is subject to the regulation and supervision of, and inspection by, the Federal Reserve Board (“Federal Reserve”). OptimumBank Holdings also is required to file with the Federal Reserve annual reports and other information regarding its business operations, and those of its subsidiaries. In the past, the BHCA limited the activities of bank holding companies and their subsidiaries to activities which were limited to banking, managing or controlling banks, furnishing services to or performing services for their subsidiaries or engaging in any other activity which the Federal Reserve determined to be so closely related to banking or managing or controlling banks as to be properly incident thereto. Under the Gramm-Leach-Bliley Financial Modernization Act of 1999 which is discussed below, bank holding companies now have the opportunity to seek broadened authority, subject to limitations on investment, to engage in activities that are “financial in nature” if all of their subsidiary depository institutions are well capitalized, well managed, and have at least a satisfactory rating under the Community Reinvestment Act, which is also discussed below.

          In this regard, the BHCA prohibits a bank holding company, with certain limited exceptions, from (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company, or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries, unless such non-banking business is determined by the FRB to be so closely related to banking or managing or controlling banks as to be properly incident thereto. In making such determinations, the FRB is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. Generally, bank holding companies, such as OptimumBank Holdings, are required to obtain prior approval of the Federal Reserve to engage in any new activity not previously approved by the Federal Reserve.

          Change of Holding Company Control. The BHCA also requires that every bank holding company obtain the prior approval of the Federal Reserve before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, including the parties’ performance under the Community Reinvestment Act (discussed below) and various competitive factors. As described in greater detail below, pursuant to the Riegle-Neal Interstate Banking and Branch Efficiency Act of 1994 (the “Interstate Banking and Branching Act”), a bank holding company is permitted to acquire banks in states other than its home state.

          The BHCA further prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve Bank has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company. In addition, any person or group of persons must obtain the approval of the Federal Reserve under the BHCA before acquiring 25% (5% in the case of an acquirer that is already a bank holding company) or more of the outstanding common stock of a bank holding company, or otherwise obtaining control or a “controlling influence” over the bank holding company.

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

          Financial Modernization. The Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) sought to achieve significant modernization of the federal bank regulatory framework by allowing the consolidation of banking institutions with other types of financial services firms, subject to various restrictions and requirements. In general, the GLB Act repealed most of the federal statutory barriers which separated commercial banking firms from insurance and securities firms and authorized the consolidation of such firms in a “financial services holding company.” We have no current plans to utilize the structural options created by the GLB Act.

          Securities Regulation and Corporate Governance. OptimumBank Holdings’ common stock is registered with the Securities and Exchange Commission (the “SEC”) under Section 12(g) of the Securities Exchange Act of 1934, and we are subject to restrictions, reporting requirements and review procedures under federal securities laws and regulations. We are also subject to the rules and reporting requirements of the NASDAQ Global Market, on which our common stock is traded. Like other issuers of publicly traded securities, we must also comply with the corporate governance reforms enacted under the Sarbanes-Oxley Act of 2002 (“The Sarbanes-Oxley Act”) and the rules of the SEC and NASDAQ Stock Market adopted pursuant to the Sarbanes Oxley Act. Among other things, these reforms, effective as of various dates, require certification of financial statements by the chief executive officer and chief financial officer, prohibit the provision of specified services by independent auditors, require pre-approval of independent auditor services, define director independence and require certain committees, and a majority of a subject company’s board of directors, to consist of independent directors, establish additional disclosure requirements in reports filed with the SEC, require expedited filing of reports, require management evaluation and auditor attestation of internal controls, prohibit loans by the issuer (but not by certain depository institutions) to directors and officers, set record-keeping requirements, mandate complaint procedures for the reporting of accounting and audit concerns by employees, and establish penalties for non-compliance.

          Bank Regulation

          General. OptimumBank is chartered under the laws of the State of Florida, and its deposits are insured by the FDIC to the extent provided by law. OptimumBank is subject to comprehensive regulation, examination and supervision by the FDIC and the Florida Department of Financial Services (the “Florida Department”) and to other laws and regulations applicable to banks. Such regulations include limitations on loans to a single borrower and to its directors, officers and employees; limitations on the types of activities a state bank can conduct, restrictions on the opening and closing of branch offices; the maintenance of required capital ratios; the granting of credit under equal and fair conditions; and the disclosure of the costs and terms of such credit. OptimumBank is examined periodically by the FDIC and the Florida Department, to whom it submits periodic reports regarding its financial condition and other matters. The FDIC and the Florida Department have a broad range of powers to enforce regulations under their jurisdiction, and to take discretionary actions determined to be for the protection and safety and soundness of banks, including the institution of cease and desist orders and the removal of directors and officers. The FDIC and the Florida Department also have the authority to approve or disapprove mergers, consolidations, and similar corporate actions.

          Dividends. OptimumBank Holdings’ ability to pay dividends is substantially dependent on the ability of OptimumBank to pay dividends to OptimumBank Holdings. The FDIC and the Florida Department have the general authority to limit the dividend payment by banks if such payment may be deemed to constitute an unsafe and unsound practice. For information on the restrictions on the right of OptimumBank to pay dividends to OptimumBank Holdings, see Part II — Item 5 “Market for the Registrant’s Common Equity and Related Stockholder Matters.”

          Loans to One Borrower. Florida law generally allows a state bank such as OptimumBank to extend credit to any one borrower (and certain related entities of such borrower) in an amount up to 25% of its capital accounts, provided that the unsecured portion may not exceed 15% of the capital accounts of the bank. Based upon OptimumBank’s capital, the maximum loan OptimumBank is currently permitted to make is approximately $6.8 million, provided the unsecured portion does not exceed approximately $4.1 million.

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

          Under Florida law, no person or group of persons may, directly or indirectly or acting by or through one or more persons, purchase or acquire a controlling interest in any bank which would result in the change in control of that bank unless the Florida Department first shall have approved such proposed acquisition. A person or group will be deemed to have acquired “control” of a bank (i) if the person or group, directly or indirectly or acting by or through one, or more other persons, owns, controls, or has power to vote 25% or more of any class of voting securities of the bank, or controls in any manner the election of a majority of the directors of the bank, or (ii) if the Florida Department determines that such person exercises a controlling influence over the management or policies of the bank. In any case where a proposed purchase of voting securities would give rise to a presumption of control, the person or group who proposes to purchase the securities must first file written notice of the proposal to the Florida Department for its review and approval. Subsections 658.27(2)(c) and 658.28(3), Florida Statutes, refer to a potential change of control of a financial institution at a 10% or more threshold and rebuttable presumption of control. Accordingly, the name of any subscriber acquiring more than 10% of the voting securities of OptimumBank must be submitted to the Florida Department for prior approval.

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

          Other Consumer Laws. State usury laws and federal laws concerning interest rates limit the amount of interest and various other charges collected or contracted by a bank. OptimumBank’s loans are also subject to federal laws applicable to consumer credit transactions, such as the:

•	Federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers;

•

Community Reinvestment Act requiring financial institutions to meet their obligations to provide for the total credit needs of the communities they serve, including investing their assets in loans to low and moderate-income borrowers;

•

Home Mortgage Disclosure Act requiring financial institutions to provide information to enable public officials to determine whether a financial institution is fulfilling its obligations to meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibitive factors in extending credit;

•

Real Estate Settlement Procedures Act which requires lenders to disclose certain information regarding the nature and cost of real estate settlements, and prohibits certain lending practices, as well as limits escrow account amounts in real estate transactions;

•	Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies;

•

Fair and Accurate Credit Transactions Act which establishes additional rights for consumers to obtain and correct credit reports, addresses identity theft, and establishes additional requirements for consumer reporting agencies and financial institutions that provide adverse credit information to a consumer reporting agency; and

•	The rules and regulations of various federal agencies charged with the responsibility of implementing such federal laws.

          OptimumBank’s deposit and loan operations are also subject to the:

•

The Gramm-Leach-Bliley Act of 1999 privacy provisions, which require us to maintain privacy policies intended to safeguard consumer financial information, to disclose these policies to our customers, and allow customers to “opt-out” of having their financial service providers disclose their confidential financial information to non-affiliated third parties, subject to certain exceptions;

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•

Electronic Funds Transfer Act and Regulation E, which govern automatic deposits to, and withdrawals from, deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

          Capital Adequacy Requirements

          The Federal Reserve Board and bank regulatory agencies require bank holding companies and banks to maintain capital at adequate levels based on a percentage of assets and off balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common and qualifying preferred shareholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses except for certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. Banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. At December 31, 2007, OptimumBank Holdings and Bank met all capital requirements to which they were subject.

          The FDIC Improvement Act of 1991 (“FDICIA”) contains “prompt corrective action” provisions pursuant to which banks are to be classified into one of five categories based upon capital adequacy, ranging from “well capitalized” to “critically undercapitalized” and which require (subject to certain exceptions) the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes “significantly undercapitalized” or “critically undercapitalized.” Under regulations implementing the “prompt corrective action” provisions of FDICIA, the FDIC possesses broad powers to take prompt corrective action as deemed appropriate for a bank, based on the bank’s capital levels. The extent of these powers depends upon whether the bank in question is considered “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” Generally, as a bank is deemed to be less well-capitalized, the scope and severity of the FDIC’s powers increase, ultimately permitting the FDIC to appoint a receiver for the bank. Business activities may also be influenced by a bank’s capital classification. For instance, only a “well-capitalized” bank may accept brokered deposits without prior regulatory approval, and can engage in various expansion activities with prior notice, rather than prior regulatory approval. Failure to meet these capital requirements could subject the bank to the prompt corrective action provisions of the FDIC, which may include filing with the FDIC a plan describing the means and a schedule for achieving the minimum capital requirements. In addition, a bank would not be able to receive regulatory approval of any application that required consideration of capital adequacy, such as a branch or merger application, unless it could demonstrate a reasonable plan to meet the capital requirement within an acceptable period of time. As of December 31, 2007, OptimumBank met the capital requirements of a “well capitalized” institution.

          For additional information regarding OptimumBank’s capital ratios and requirements, see “Management’s Discussion and Analysis — Regulatory Capital Adequacy.”

          Community Redevelopment Act

          Bank holding companies and their subsidiary banks are subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”) and the regulations promulgated thereunder by the appropriate bank regulatory agency. Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank’s record in meeting the credit needs of the community served by that bank, including low-and moderate-income neighborhoods. The regulatory agency’s assessment of the bank’s record is made available to the public. Further, such assessment is required of any bank which has applied to charter a bank, obtain deposit insurance coverage for a newly chartered institution, establish a new branch office that will accept deposits, relocate an office, or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the record of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application.

          Effect of Governmental Monetary Policies

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve monetary policies have had, and will likely continue to have, an important impact on the operating results of financial institutions through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of loans, investments and deposits through its open market operations in United States Government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirement against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Statistical Profile and Other Financial Data

          Reference is hereby made to the statistical and financial data contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for statistical and financial data providing a review of our business activities.

Item 2.	Properties

          The following table sets forth information with respect to our main office and branch offices as of December 31, 2007.

Location	Year Facility Opened	Facility Status

Executive Office

2477 East Commercial Boulevard
Fort Lauderdale, Florida 33308	2004	Owned

Branch Offices

10197 Cleary Boulevard
Plantation, Florida 33324	2000	Owned

3524 North Ocean Boulevard
Fort Lauderdale, Florida 33308	2003	Leased (1)

2215 West Hillsboro Boulevard
Deerfield Beach, Florida 22442	2004	Leased (2)

(1)

On February 1, 2007, OptimumBank entered into a sale/leaseback transaction for this facility. No gain or loss was recognized on this transaction. The lease is for a seven-year term. The monthly lease payment at December 31, 2007 was $4,444. The tenant is responsible for maintenance and real estate taxes.

(2)	Lease is for a ten-year term, with two five-year options to renew, for 2,500 square feet. The monthly lease payment at December 31, 2007 was $6,183.33.

Item 3.	Legal Proceedings

          From time-to-time, we are involved in litigation arising in the ordinary course of our business. As of the date of the filing of this Form 10-KSB, we are of the opinion that the ultimate aggregate liability represented thereby, if any, will not have a material adverse effect on our consolidated financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2007.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

          Our common stock currently trades on the NASDAQ Global Market, under the symbol “OPHC.” The table below presents the high and low sales prices for the periods indicated.

Year	Quarter	High	Low

2006	First	$11.05	$9.74
	Second	$14.23	$10.71
	Third	$13.05	$10.40
	Fourth	$11.00	$10.35

2007	First	$13.00	$8.12
	Second	$10.50	$8.50
	Third	$10.16	$6.39
	Fourth	$9.00	$6.51

          We had approximately 594 holders registered or in street name as of December 31, 2007.

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

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SELECTED FINANCIAL DATA

At December 31, or for the Year Then Ended
(Dollars in thousands, except per share figures)

	2007	2006	2005	2004	2003

At Year End:

Cash and cash equivalents	$701	1,604	1,154	3,223	539
Securities held to maturity	58,471	33,399	25,618	24,134	16,539
Security available for sale	244	241	243	247	246
Loans, net	173,323	181,878	170,226	128,810	111,320
Loans held for sale	—	—	—	509	1,406
All other assets	8,808	8,581	8,803	7,635	5,129

Total assets	$241,547	225,703	206,044	164,558	135,179

Deposit accounts	125,034	129,502	114,064	97,994	80,744
Federal Home Loan Bank advances	56,850	56,550	52,950	37,650	29,500
Other borrowings	28,900	10,950	12,950	5,000	8,750
Junior subordinated debenture	5,155	5,155	5,155	5,155	—
All other liabilities	3,361	3,123	2,515	2,036	1,285
Stockholders’ equity	22,247	20,423	18,410	16,723	14,900

Total liabilities and stockholders’ equity	$241,547	225,703	206,044	164,558	135,179

For the Year:

Total interest income	16,137	14,191	11,334	8,815	6,516
Total interest expense	9,700	8,063	5,841	4,032	2,986

Net interest income	6,437	6,128	5,493	4,783	3,530
Provision for loan losses	476	265	149	136	204

Net interest income after provision for loan losses	5,961	5,863	5,344	4,647	3,326

Noninterest income	533	628	635	690	323
Noninterest expenses	3,749	3,574	3,396	2,801	2,075

Earnings before income taxes	2,745	2,917	2,583	2,536	1,574
Income taxes	1,003	1,083	982	966	600

Net earnings	$1,742	1,834	1,601	1,570	974

Net earnings per share, basic (1)	$.59	.62	.55	.54	.34

Net earnings per share, diluted (1)	$.57	.60	.53	.52	.33

Weighted-average number of shares outstanding, basic (1)	2,964,026	2,953,673	2,931,380	2,906,547	2,876,696

Weighted-average number of shares outstanding, diluted (1)	3,033,090	3,079,635	3,044,880	2,997,380	2,936,941

Ratios and Other Data:

Return on average assets	.73%	.85%	.86%	1.06%	.95%
Return on average equity	8.16%	9.37%	9.09%	10.05%	6.99%
Average equity to average assets	8.96%	9.12%	9.42%	10.53%	13.62%
Net interest margin during the year	2.78%	2.96%	3.08%	3.35%	3.56%
Interest-rate differential during the year	2.34%	2.63%	2.84%	3.05%	3.11%
Net yield on average interest-earning assets	6.96%	6.85%	6.36%	6.18%	6.56%
Noninterest expenses to average assets	1.57%	1.67%	1.82%	1.89%	2.03%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.10	1.08	1.08	1.11	1.15
Nonperforming loans and foreclosed real estate as a percentage of total assets at end of year	0.01%	—	—	2.54%	—
Allowance for loan losses as a percentage of total loans at end of year	.40%	.54%	.46%	.49%	.44%
Total number of banking offices	3	3	3	3	3
Total shares outstanding at end of year (1)	2,972,507	2,961,294	2,936,812	2,921,737	2,881,385
Book value per share at end of year (1)	$7.48	6.90	6.27	5.72	5.17

(1) All share and per share amounts have been adjusted to reflect the 5% stock dividends declared in May 2007 and April 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

          OptimumBank Holdings, Inc. was formed in 2004 as a Florida corporation to serve as a one-bank holding company for OptimumBank and acquired all of the shares of OptimumBank in May 2004. Our only business is the ownership and operation of OptimumBank. OptimumBank is a Florida chartered bank which opened in November 2000, and its deposits are insured by the FDIC. OptimumBank provides community banking services to individuals and businesses in Broward, Miami-Dade and Palm Beach counties. OptimumBank conducts operations from its Fort Lauderdale headquarters and three branch offices in Fort Lauderdale, Plantation and Deerfield Beach.

          At December 31, 2007, our company had total assets of $241.5 million, net loans of $173.3 million, total deposits of $125.0 million and stockholders’ equity of $22.2 million. During 2007, our company had net earnings of $1,742,000.

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

          The allowance for loan losses is one of our most difficult and subjective judgments. The allowance is established and maintained at a level we believe is adequate to cover losses resulting from the inability of borrowers to make required payments on loans. Estimates for loan losses are determined by analyzing risks associated with specific loans and the loan portfolio, current trends in delinquencies and charge-offs, the views of our regulators, changes in the size and composition of the loan portfolio and peer comparisons. The analysis also requires consideration of the economic climate and direction, changes in the interest rate environment which may impact a borrower’s ability to pay, legislation impacting the banking industry and economic conditions specific to the tri-county region we serve in Southeast Florida. Because the calculation of the allowance for loan losses relies on our estimates and judgments relating to inherently uncertain events, results may differ from management’s estimates.

          The allowance for loan losses is also discussed as part of “Results of Operations” and in Note 3 of Notes to the Consolidated Financial Statements. Our significant accounting policies are discussed in Note 1 of Notes to the Consolidated Financial Statements.

Regulation and Legislation

          As a state-chartered commercial bank, the Bank is subject to extensive regulation by the Florida Department of Financial Services and the FDIC. We file reports with the Florida Department and the FDIC concerning our activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. Periodic examinations are performed by the Florida Department and the FDIC to monitor our compliance with the various regulatory requirements. The Company is also subject to regulation and examination by the Federal Reserve Board of Governors.

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

The following table sets forth the composition of our loan portfolio:

	At December 31,

	2007		2006		2005

	Amount	% of Total	Amount	% of Total	Amount	% of Total

	(dollars in thousands)
Residential real estate	$65,908	38.08%	$70,868	38.99%	$65,016	38.29%
Multi-family real estate	10,275	5.94	10,769	5.93	15,135	8.91
Commercial real estate	75,777	43.78	68,852	37.89	54,286	31.97
Land and construction	21,093	12.19	31,022	17.07	34,760	20.47
Commercial	—	—	—	—	570.33
Consumer	15.01		227.12		43.03

Total loans	173,068	100.00%	181,738	100.00%	169,810	100.00%

Add (deduct):
Allowance for loan losses	(692)		(974)		(777)
Net deferred loan costs discounts	947		1,114		1,193

Loans, net	$173,323		$181,878		$170,226

	At December 31,

	2004		2003

	Amount	% of Total	Amount	% of Total

	(dollars in thousands)
Residential real estate	$61,070	47.38%	$57,797	51.88%
Multi-family real estate	10,853	8.42	10,148	9.11
Commercial real estate	38,064	29.53	26,129	23.45
Land and construction	18,169	14.09	16,783	15.06
Commercial	581.45		490.44
Consumer	162.13		72.06

Total loans	128,899	100.00%	111,419	100.00%

Add (deduct):
Allowance for loan losses	(628)		(492)
Net deferred loan costs discounts	539		393

Loans, net	$128,810		$111,320

          The following table sets forth the activity in the allowance for loan losses (in thousands):

	Year Ended December 31,

	2007	2006	2005	2004	2003

Beginning balance	$974	$777	$628	$492	$288
Provision for loan losses	476	265	149	136	204
Loans charged off	(758)	(68)	—	—	—

Ending balance	$692	$974	$777	$628	$492

          The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when we believe the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. In 2007 and 2006, the charge-offs related to a single-family residential loan. The allowance for loan losses represented .40% and .54% of the total loans outstanding at December 31, 2007 and 2006, respectively.

          We evaluate the allowance for loan losses on a regular basis. It is based on our periodic review of the collectibility of the existing loan portfolio in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

          The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired. For such loans, we establish an allowance when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers all other loans and is based on historical loss experience adjusted for qualitative factors.

          We consider a loan impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors we consider in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. We determine the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. We measure impairment on a loan by loan basis for commercial real estate, land and construction and multi-family real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

          We collectively evaluate large groups of smaller balance homogeneous loans for impairment. Accordingly, we do not separately identify individual consumer and residential loans for impairment disclosures.

The following table sets forth our allowance for loan losses by loan type (dollars in thousands):

Allowance for Loan Losses

	At December 31,

	2007		2006		2005

	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans

Residential real estate	$187	38.08%	$400	38.99%	$206	38.29%
Multi-family real estate	59	5.94	54	5.93	81	8.91
Commercial real estate	379	43.78	406	37.89	347	31.97
Land and construction	67	12.19	114	17.07	140	20.47
Commercial	—	—	—	—	3.33
Consumer	—	.01	—	.12	—	.03

Total allowance for loan losses	$692	100.00%	$974	100.00%	$777	100.00%

Allowance for loan losses as a percentage of total loans outstanding	0.40%		0.54%		0.46%

			At December 31,

			2004		2003

			Amount	% of Total Loans	Amount	% of Total Loans

Residential real estate			$218	47.38%	$202	51.88%
Multi-family real estate			52	8.42	137	9.11
Commercial real estate			240	29.53	60	23.45
Land and construction			115	14.09	93	15.06
Commercial			3.45		—	.44
Consumer			—	.13	—	.06

Total allowance for loan losses			$628	100.00%	$492	100.00%

Allowance for loan losses as a percentage of total loans outstanding			0.49%		0.44%

          There were no impaired loans during 2006 or at December 31, 2005 or 2007. During 2007 and 2005, the average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

	Year Ended December 31,

	2007	2005

Average investment in impaired loans	$1,581	$844

Interest income recognized on impaired loans	$39	$—

Interest income received on a cash basis on impaired loans	$39	$—

          At December 31, 2006, 2005 and 2003, the Company had no nonaccrual loans or loans over 90 days past due still accruing interest. Nonaccrual and past due loans were as follows as of December 31, 2007 and 2004 (in thousands):

	At December 31,

	2007	2004

Nonaccrual loans	$245	$3,268

Past ninety days or more, but still accruing interest	$—	$—

Liquidity and Capital Resources

          Liquidity represents an institution’s ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Our ability to respond to the needs of depositors and borrowers and to benefit from investment opportunities is facilitated through liquidity management.

          Our primary sources of cash during the year ended December 31, 2007 were from other borrowings of $18.0 million, principal repayments and calls of securities held to maturity of $9.2 million and net repayments of loans of $7.6 million. Cash was used primarily to purchase securities held to maturity totaling $34.2 million and to fund deposit withdrawals of $4.5 million. In order to increase our core deposits, we have priced our deposit rates competitively. We will adjust rates on our deposits to attract or retain deposits as needed. In addition to obtaining funds from depositors in our market area, from time to time we have utilized brokers to obtain deposits outside our market area.

          In addition to obtaining funds from depositors, we may borrow funds from other financial institutions. We are a member of the Federal Home Loan Bank of Atlanta, which allows us to borrow funds under a pre-arranged line of credit equal to 40% of the Bank’s total assets. As of December 31, 2007, we had $56.9 million in borrowings outstanding from the Federal Home Loan Bank of Atlanta to facilitate loan fundings and manage our asset and liability structure. In addition, we have an unsecured “federal funds” line of credit with Independent Bankers Bank of Florida totaling $6.0 million, none of which was outstanding at December 31, 2007. This credit line is normally used to meet short-term funding demands. At December 31, 2007, we sold securities under an agreement to repurchase totaling $28.9 million. These borrowings are collateralized by securities held to maturity with a carrying value of $33.7 million at December 31, 2007. We believe our liquidity sources are adequate to meet our operating needs.

Securities

          Our securities portfolio is comprised primarily of mortgage-backed securities and a mutual fund. The securities portfolio is categorized as either “held to maturity” or “available for sale.” Securities held to maturity represent those securities which we have the positive intent and ability to hold to maturity. These securities are carried at amortized cost. Securities available for sale represent those investments which may be sold for various reasons including changes in interest rates and liquidity considerations. These securities are reported at fair market value and unrealized gains and losses are excluded from earnings and reported in other comprehensive income.

          The following table sets forth the amortized cost and fair value of our securities portfolio (in thousands):

	Amortized Cost	Fair Value

At December 31, 2007:
Securities held to maturity:
Mortgage-backed securities	$58,371	$58,017
Foreign bond	100	100

	$58,471	$58,117

Securities available for sale-Mutual fund	$250	$244

At December 31, 2006:
Securities held to maturity:
Mortgage-backed securities	$33,299	$33,050
Foreign bond	100	100

	$33,399	$33,150

Securities available for sale-Mutual fund	$250	$241

At December 31, 2005:
Securities held to maturity-Mortgage-backed securities	$25,618	$25,096

Securities available for sale-Mutual fund	$250	$243

          The following table sets forth, by maturity distribution, certain information pertaining to the securities portfolio (dollars in thousands):

	Within One Year	After One But Within Five Years	After Five Years Through Ten Years	After Ten Years	Total	Yield

At December 31, 2007:
Mortgage-backed securities	$—	$—	$—	$58,371	$58,371	5.59%

Foreign bond	$—	$—	$100	$—	$100	5.95%

At December 31, 2006:
Mortgage-backed securities	$—	$—	$—	$33,299	$33,299	5.01%

Foreign bond	$—	$—	$100	$—	$100	5.95%

At December 31, 2005:
Mortgage-backed securities	$—	$—	$—	$25,618	$25,618	4.49%

Regulatory Capital Adequacy

          The Bank is subject to various regulatory capital requirements administered by the Federal and state banking agencies. As of December 31, 2007, the most recent notification from the regulatory authorities categorized our Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the following tables. There are no conditions or events since that notification that management believes have changed our category.

          The following table sets forth for the Bank the amount and the percentage of our actual regulatory capital, regulatory capital for capital adequacy purposes, and the minimum regulatory capital to be well capitalized under the prompt corrective action provisions of the Federal regulations (dollars in thousands).

REGULATORY CAPITAL REQUIREMENTS

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	%	Amount	%	Amount	%

As of December 31, 2007:
Total Capital to Risk-Weighted Assets	$27,966	17.95%	$12,465	8.00%	$15,581	10.00%
Tier I Capital to Risk-Weighted Assets	27,274	17.50	6,232	4.00	9,349	6.00
Tier I Capital to Total Assets	27,274	11.15	9,787	4.00	12,234	5.00

As of December 31, 2006:
Total Capital to Risk-Weighted Assets	26,334	16.72	12,599	8.00	15,749	10.00
Tier I Capital to Risk-Weighted Assets	25,360	16.10	6,299	4.00	9,449	6.00
Tier I Capital to Total Assets	25,360	11.24	9,026	4.00	11,282	5.00

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	%	Amount	%	Amount	%

As of December 31, 2005:
Total capital to Risk-Weighted assets	$23,891	16.27%	$11,746	8.00%	$14,684	10.00%
Tier I Capital to Risk-Weighted Assets	23,114	15.74	5,874	4.00	8,811	6.00
Tier I Capital to Total Assets	23,114	11.50	8,040	4.00	10,050	5.00

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

          The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s interest rate sensitivity “gap.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. The gap ratio is computed as the amount of rate sensitive assets less the amount of rate sensitive liabilities divided by total assets. A gap is considered positive when the amount of interest-rate sensitive assets exceeds interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would adversely affect net interest income, while a positive gap would result in an increase in net interest income. During a period of falling interest rates, a negative gap would result in an increase in net interest income, while a positive gap would adversely affect net interest income.

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

          The following table sets forth certain information relating to our interest-earning assets and interest-bearing liabilities at December 31, 2007, that are estimated to mature or are scheduled to reprice within the period shown (dollars in thousands):

GAP MATURITY / REPRICING SCHEDULE

	One Year or Less	More than One Year and Less than Five Years	More than Five Years and Less than Fifteen Years	Over Fifteen Years	Total

Loans (1):
Residential real estate loans	$26,996	$34,166	$4,746	$—	$65,908
Multi-family real estate loans	5,173	5,102	—	—	10,275
Commercial real estate loans	27,759	47,818	200	—	75,777
Land and construction	9,004	12,089	—	—	21,093
Consumer loans	15	—	—	—	15

Total loans	68,947	99,175	4,946	—	173,068

Federal funds sold	226	—	—	—	226
Securities (2)	1,473	3,693	11,202	42,347	58,715
Federal Home Loan Bank stock	2,965	—	—	—	2,965

Total rate-sensitive assets	73,611	102,868	16,148	42,347	234,974

Deposit accounts (3):
Money-market deposits	26,760	—	—	—	26,760
Interest-bearing checking deposits	967	—	—	—	967
Savings deposits	475	—	—	—	475
Time deposits	78,100	17,428	—	—	95,528

Total deposits	106,302	17,428	—	—	123,730

Federal Home Loan Bank advances	13,650	43,200	—	—	56,850
Other borrowings	—	28,900	—	—	28,900
Junior subordinated debenture	—	5,155	—	—	5,155

Total rate-sensitive liabilities	119,952	94,683	—	—	214,635

GAP (repricing differences)	$(46,341)	$8,185	$16,148	$42,347	$20,339

Cumulative GAP	$(46,341)	$(38,156)	$(22,008)	$20,339

Cumulative GAP/total assets	(19.19)%	$(15.80)%	$(9.11)%	$8.42%

(1)

In preparing the table above, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayment, according to their maturities.

(2)	Securities are scheduled through the repricing date.

(3)	Money-market, interest-bearing checking and savings deposits are regarded as readily accessible withdrawable accounts. All other time deposits are scheduled through the maturity dates.

          The following table sets forth loan maturities by type of loan at December 31, 2007 (in thousands):

	One Year or Less	After One But Within Five Years	After Five Years	Total

Residential real estate	$1,401	$10,917	$53,590	$65,908
Multi-family real estate	—	—	10,275	10,275
Commercial real estate	1,720	593	73,464	75,777
Land and construction	3,507	6,044	11,542	21,093
Consumer	15	—	—	15

Total	$6,643	$17,554	$148,871	$173,068

          The following table sets forth the maturity or repricing of loans by interest type at December 31, 2007 (in thousands):

	One Year or Less	After One But Within Five Years	After Five Years	Total

Fixed interest rate	$5,836	$8,627	$4,946	$19,409
Variable interest rate	63,110	90,549	—	153,659

Total	$68,946	$99,176	$4,946	$173,068

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

          We are party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. At December 31, 2007, we had outstanding commitments to originate real estate loans totaling $6.7 million and undisbursed loans in process totaling $250,000. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the consolidated balance sheet. The contractual amounts of those instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

          Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance-sheet instruments.

          Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed-expiration dates or other termination clauses and may require payment of a fee. Since certain commitments expire without being drawn upon, the total committed amounts do not necessarily represent future cash requirements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if we deem it necessary in order to extend credit, is based on management’s credit evaluation of the counterparty.

          The following is a summary of the Bank’s contractual obligations, including certain on-balance sheet obligations, at December 31, 2007 (in thousands):

	Payments Due by Period

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Federal Home Loan Bank advances	$56,850	$700	$11,000	$4,000	$41,150
Junior subordinated debenture	5,155	—	5,155	—	—
Other borrowings	28,900	—	—	28,900	—
Operating leases	671	130	390	151	—
Loan commitments	6,665	6,665	—	—	—
Undisbursed loans in process	250	250	—	—	—

Total	$98,491	$7,745	$16,545	$33,051	$41,150

Deposits

          Deposits traditionally are the primary source of funds for our use in lending, making investments and meeting liquidity demands. We have focused on raising time deposits primarily within our market area, which is the tri-county area of Broward, Miami-Dade and Palm Beach counties. However, we offer a variety of deposit products, which we promote within our market area. Net deposits decreased $4.5 million in 2007 and increased $15.4 million in 2006.

          We use brokered deposits to facilitate mortgage loan fundings in circumstances when larger than anticipated loan volumes occur and there is limited time to fund the additional loan demand through traditional deposit solicitation. In general, brokered deposits can be obtained in one to three days. The rates paid on these deposits are typically equal to or slightly less than the high end of the interest rates in our market area. Brokered deposits amounted to $7.5 million and $8.3 million as of December 31, 2007 and December 31, 2006, respectively.

          The following table displays the distribution of the Bank’s deposits at December 31, 2007, 2006 and 2005 (dollars in thousands):

	At December 31,

	2007		2006		2005

	Amount	% of Deposits	Amount	% of Deposits	Amount	% of Deposits

Noninterest-bearing demand deposits	$1,304	1.04%	$545.42%		$390.34%
Interest-bearing demand deposits	967.77		1,780	1.37	2,382	2.09
Money-market deposits	26,760	21.40	23,239	17.95	3,509	3.08
Savings	475.39		856.66		1,159	1.01

Subtotal	29,506	23.60	26,420	20.40	7,440	6.52

Time deposits:
2.00% – 2.99%	$—	—%	$501.39%		$7,201	6.31%
3.00% – 3.99%	11,721	9.37	16,578	12.80	48,410	42.44
4.00% – 4.99%	44,680	35.73	47,282	36.51	47,819	41.92
5.00% – 5.99%	37,801	30.23	38,721	29.90	3,179	2.79
6.00% – 6.99%	1,326	1.07	—	—	—	—
7.00% - 7.99%	—	—	—	—	15.02

Total time deposits (1)	95,528	76.40	103,082	79.60	106,624	93.48

Total deposits	$125,034	100.00%	$129,502	100.00%	$114,064	100.00%

          (1)           Included are Individual Retirement Accounts (IRA’s) totaling $7,522,000 and $7,791,000 at December 31, 2007 and 2006, respectively, all of which are in the form of time deposits.

          Deposits of $100,000 or more, or Jumbo Time Deposits, are generally considered a more unpredictable source of funds. The following table sets forth our maturity distribution of deposits of $100,000 or more at December 31, 2007 and 2006 (in thousands):

	At December 31,

	2007	2006

Due three months or less	$8,033	$6,858
Due more than three months to six months	16,616	9,898
More than six months to one year	8,680	8,599
One to five years	5,543	15,544

Total	$38,872	$40,899

ANALYSIS OF RESULTS OF OPERATIONS

          Our profitability depends to a large extent on net interest income, which is the difference between the interest received on earning assets, such as loans and securities, and the interest paid on interest-bearing liabilities, principally deposits and borrowings. Net interest income is determined by the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities (“interest-rate spread”) and the relative amounts of interest-earning assets and interest-bearing liabilities. Our interest-rate spread is affected by regulatory, economic, and competitive factors that influence interest rates, loan demand, and deposit flows. Our results of operations are also affected by the provision for loan losses, operating expenses such as salaries and employee benefits, occupancy and other operating expenses including income taxes, and noninterest income such as loan prepayment fees.

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

	Years Ended December 31,

	2007			2006			2005

	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate

Interest-earning assets:
Loans	$176,679	$13,086	7.41%	$175,225	$12,662	7.23%	$145,961	$9,928	6.80%
Securities	50,891	2,803	5.51	28,129	1,323	4.70	28,305	1,260	4.45
Other interest-earning assets (1)	4,364	248	5.68	3,851	206	5.35	4,008	146	3.64

Total interest-earning assets/interest income	231,934	16,137	6.96	207,205	14,191	6.85	178,274	11,334	6.36

Cash and due from banks	346			311			211
Premises and equipment	3,433			4,034			4,113
Other assets	2,609			3,019			4,383

Total assets	$238,322			$214,569			$186,981

Interest-bearing liabilities:
Savings, NOW and money-market deposits	26,648	1,196	4.49	11,974	390	3.26	7,493	80	1.07
Time deposits	97,269	4,640	4.77	108,448	4,758	4.39	99,236	3,620	3.65
Borrowings (4)	86,089	3,864	4.49	70,614	2,915	4.13	59,050	2,141	3.63

Total interest-bearing liabilities/interest expense	210,006	9,700	4.62	191,036	8,063	4.22	165,779	5,841	3.52

Noninterest-bearing demand deposits	1,684			747			953
Other liabilities	5,289			3,214			2,640
Stockholders’ equity	21,343			19,572			17,609

Total liabilities and stockholders’ equity	$238,322			$214,569			$186,981

Net interest income		$6,437			$6,128			$5,493

Interest rate spread (2)			2.34%			2.63%			2.84%

Net interest margin (3)			2.78%			2.96%			3.08%

Ratio of average interest-earning assets to average interest-bearing liabilities			1.10			1.08			1.08

(1)	Includes interest-earning deposits with banks, Federal funds sold and Federal Home Loan Bank stock dividends.

(2)	Interest rate spread represents the difference between average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(3)	Net interest margin is net interest income divided by average interest-earning assets.

(4)	Includes Federal Home Loan Bank advances, junior subordinated debenture and securities sold under an agreement to repurchase.

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

	Year Ended December 31, 2007 versus 2006 Increases (Decreases) Due to Change In:

	Rate	Volume	Rate/ Volume	Total

Interest income:
Loans	$316	$105	$3	$424
Securities	227	1,071	182	1,480
Other interest-earning assets	14	26	2	42

Total interest income	557	1,202	187	1,946

Interest expense:
Savings, NOW and money-market	148	478	181	807
Time deposits	414	(491)	(42)	(119)
Borrowings	254	638	57	949

Total interest expense	816	625	196	1,637

Net interest income	$(259)	$577	$(9)	$309

	Year Ended December 31, 2006 versus 2005 Increases (Decreases) Due to Change In:

	Rate	Volume	Rate/ Volume	Total

Interest income:
Loans	$620	$1,990	$124	$2,734
Securities	71	(8)	—	63
Other interest-earning assets	70	(7)	(3)	60

Total interest income	761	1,975	121	2,857

Interest expense:
Savings, NOW and money-market	164	48	98	310
Time deposits	734	336	68	1,138
Borrowings	297	418	59	774

Total interest expense	1,195	802	225	2,222

Net interest income	$(434)	$1,173	$(104)	$635

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

General. Net earnings for 2007 were $1.7 million, or $.59 per basic and $.57 per diluted share, $92,000 less than in 2006. The primary factors explaining the decline were a $175,000 increase in noninterest expenses coupled with a $211,000 increase in the provision for loan losses, partially offset by a $309,000 increase in net interest income.

Interest Income. Interest income totaled $16.1 million in 2007, an increase of $1.9 million, or 13.7%. This increase was primarily due to a $22.8 million, or 80.9%, increase in the average securities portfolio balance coupled with an increase in the average yield earned on securities, from 4.7% to 5.51%, resulting in a $1.5 million increase in interest on securities. Interest income on loans increased by 3.4%, or $424 thousand, primarily due to an increase in the average yield earned on loans, from 7.23% to 7.41%.

Interest Expense. Interest expense totaled $9.7 million in 2007, an increase of $1.6 million, or 20.3%, primarily as a result of an increase in the overall cost of interest-bearing liabilities to 4.62% compared to 4.22% a year ago, coupled with a $15.5 million or 21.9% increase in the average balance of borrowings used to fund the Company’s growth. Average balances in deposit accounts increased only marginally by $3.5 million, or 2.9%, and interest expense on deposit accounts increased by $688,000, or 13.4%, to $5.8 million for 2007.

Provision for Loan Losses. The provision for loan losses in 2007 was $476,000 compared to $265,000 in 2006. The provision for loan losses is charged to earnings as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectibility of our loan portfolio. The allowance for loan losses totaled $692,000 or .40% of loans outstanding at December 31, 2007, compared to $974,000, or .54% of loans outstanding at December 31, 2006. Management believes the balance in the allowance for loan losses at December 31, 2007 is adequate.

Noninterest Income. Total noninterest income decreased $95,000, to $533,000 in 2007, from $628,000 in 2006, primarily due to a reduction of $202,000 due to no gains recognized on the payoff of Federal Home Loan Bank advances in 2007, partially offset by a $62,000 increase in litigation settlements and a $44,000 increase in loan prepayment fees.

Noninterest Expenses. Noninterest expenses totaled $3.7 million in 2007, a $175,000 increase from 2006, due primarily to a $59,000 increase in salaries and employee benefits, a $49,000 increase in the FDIC insurance premium, and a $26,000 increase in professional fees, all due to general increases in the cost of services.

Income Taxes. Income taxes for 2007 were $1,003,000 (an effective rate of 36.5%) compared to income taxes of $1,083,000 (an effective rate of 37.1%) for 2006.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

General. Net earnings for 2006 were $1,834,000, or $.62 per basic and $.60 per diluted share, compared to net earnings of $1,601,000 or $.55 per basic and $.53 per diluted share for 2005. This increase in the Company’s net earnings was primarily due to an increase in net interest income which was partially offset by an increase in noninterest expenses, all of which were due to the overall growth of the Company.

Interest Income. Interest income increased to $14.2 million for 2006 from $11.3 million in 2005. Interest income on loans increased to $12.7 million due primarily to an increase in the average loan portfolio balance in 2006, and an increase in the average yield earned from 6.80% in 2005 to 7.23% in 2006. Interest on securities increased to $1.3 million due to an increase in the average yield during the year ended December 31, 2006.

Interest Expense. Interest expense on deposit accounts increased to $5.1 million in 2006, from $3.7 million in 2005. Interest expense increased primarily because of an increase in the average balance of deposits and the average rate paid during 2006. Interest expense on borrowings increased to $2.9 million in 2006 from $2.1 million in 2005 primarily due to an increase in the average balance of borrowings.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by us, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectibility of our loan portfolio. The provision in 2006 was $265,000 compared to $149,000 for the same period in 2005. Management believes the balance in the allowance for loan losses of $974,000 at December 31, 2006, is adequate.

Noninterest Income. Total noninterest income decreased to $628,000 in 2006, from $635,000 in 2005 primarily as a result of a decrease in prepayment fees collected of $272,000 partially offset by an increase in gains recognized on the payoff of Federal Home Loan Bank advances of $202,000 and a litigation settlement of $93,000 in 2006.

Noninterest Expenses. Total noninterest expenses increased to $3.6 million in 2006 from $3.4 million in 2005, primarily due to an increase in salaries and employee benefits of $318,000 and an increase in professional fees of $85,000 all due to the continued growth of the Company. The increase was partially offset by a decrease in the provision for losses on foreclosed assets of $243,000.

Income Taxes. Income taxes in 2006, were $1,083,000 (an effective rate of 37.1%) compared to income taxes of $982,000 (an effective rate of 38.0%) in 2005.

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

Selected Quarterly Results

          Selected quarterly results of operations for the four quarters ended December 31, 2007 and 2006 are as follows (in thousands, except share amounts):

	2007				2006

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$4,175	$4,130	$4,005	$3,827	$3,828	$3,621	$3,400	$3,342
Interest expense	2,531	2,499	2,430	2,240	2,258	2,104	1,881	1,820

Net interest income	1,644	1,631	1,575	1,587	1,570	1,517	1,519	1,522
Provision (credit) for loan losses	(60)	16	209	311	120	12	27	106

Net interest income after provision for loan losses	1,704	1,615	1,366	1,276	1,450	1,505	1,492	1,416
Noninterest income	93	47	159	234	63	108	181	276
Noninterest expense	993	959	905	892	908	890	891	885

Earnings before income taxes	804	703	620	618	605	723	782	807
Net earnings	501	438	387	416	376	451	488	519
Basic earnings per common share	.17	.15	.13	.15	.13	.15	.16	.18
Diluted earnings per common share	.17	.14	.13	.14	.12	.14	.16	.18

Item 7.	Financial Statements

                    The financial statements of OptimumBank as of and for the years ended December 31, 2007 and 2006 are set forth in this Form 10-KSB as Exhibit 13.1 and contain the following information:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2007 and 2006

Consolidated Statements of Earnings for the Years Ended December 31, 2007 and 2006

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006

Notes to Consolidated Financial Statements, December 31, 2007 and 2006 and for the Years Then Ended

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                    Not applicable.

Item 8A(T).	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

          We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon management’s evaluation of those controls and procedures performed within the 90 days preceding the filing of this Report, our Chief Executive Officer and Chief Financial Officer concluded that, subject to the limitations noted below, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

(b) Management’s Report on Internal Control Over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Such internal controls over financial reporting were designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

          The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

          This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c) Changes in Internal Controls

          We have made no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

(d) Limitations on the Effectiveness of Controls

          Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

          The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 8B.	Other Information

                    The Company did not fail to file any Form 8-K or to disclose any information required to be disclosed therein during the fourth quarter of 2007.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

                    OptimumBank has a Code of Ethics that applies to its chief executive officer, chief operating officer, chief financial officer (who is also its chief accounting officer) and controller, a copy of which is incorporated by reference into this Form 10-KSB as Exhibit 14.1. This Code of Ethics is also posted on our website at www.optimumbank.com/corpgovernance.html.

                    The information contained under the sections captioned “Nominees” and “Executive Officers Who Are Not Directors” under “Proposal 1: Election of Directors and Management Information” and “The Board of Directors Meetings and Committees” under “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2008, at 10:00 a.m. to be filed with the SEC pursuant to Regulation 14A within 120 days of the registrant’s fiscal year end (the “Proxy Statement”), is incorporated herein by reference.

Item 10.	Executive Compensation

                    The information contained under the sections captioned “Directors’ Compensation,” “Information Regarding Executive Officer Compensation,” and “Certain Relationship and Related Transactions,” in the Proxy Statement, is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

                    The information contained under the section captioned “Information Regarding Beneficial Ownership of Principal Shareholders, Directors and Management” in the Proxy Statement is incorporated herein by reference.

                    We had two compensation plans under which shares of our common stock were issuable at December 31, 2007. These two plans are our Stock Option Plan, previously approved by our stockholders, and our Non-Employee Directors’ Fee Compensation and Stock Purchase Plan, which was not approved by our shareholders. We terminated the Non-Employee Directors’ Plan on January 1, 2008. The following table sets forth information as of December 31, 2007 with respect to the number of shares of our common stock issuable pursuant to these two plans.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities Reflected in Column (a)

Equity compensation plans approved by security holders	479,607	$8.06	13,561

Equity compensation plans not approved by security holders	—	—	5,300	(1)

Total	479,607	$8.06	18,861

(1) Represents shares available for issuance to non-employee directors for fees for attendance at Board of Director meetings under the Non-Employee Directors’ Fee Compensation and Stock Purchase Plan. This Plan was terminated effective January 1, 2008. Under this Plan, annual accumulated fees were payable in common shares after the end of each year at the closing price of the stock on the last business day of each quarter in which the fees were earned. For the year ended December 31, 2007, the Company issued 4,172 shares of stock at an average price of $8.00-$10.25 per share to its outside directors under the Plan. The shares are exempt from registration under Section 4(2) of the Securities Act of 1933 which contains an exemption for transactions by an issuer not involving any public offering.

Item 12.	Certain Relationships and Related Transactions, and Director Independence

                    The information contained under the section captioned “Certain Relationships and Related Transactions,” and sections captioned “Director Independence” and “The Board of Directors Meetings and Committees” under “Corporate Governance” in the Proxy Statement is incorporated herein by reference.

Item 13.	Exhibits

          (a) The following documents are filed as part of this report

                    The following exhibits are filed with or incorporated by reference into this report. The exhibits denominated by (i) an asterisk (*) were previously filed as a part of a Registration Statement on Form 10-SB under the Exchange Act, filed with the Federal Deposit Insurance Corporation on March 28, 2003; (ii) a double asterisk (**) were previously filed as a part of an Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (“SEC”) on March 30, 2004; (iii) a triple asterisk (***) were previously filed as part of a current report on Form 8-K filed with the SEC on May 11, 2004; (iv) a quadruple asterisk (****) were previously filed as part of a Quarterly Report on Form 10-QSB filed with the SEC on August 12, 2004; and (v) a quintuple asterisk (*****) were previously filed as part of an Annual Report on Form 10-KSB filed with the SEC on March 31, 2006.

3. Exhibits

**	2.1	Agreement and Plan of Reorganization between OptimumBank and OptimumBank Holdings, Inc. dated March 23, 2004

***	3.1	Articles of Incorporation

***	3.3	Bylaws

****	4.1	Form of stock certificate

*****	10.1(a)	Amended and Restated Stock Option Plan

*	10.2(a)	Non-employee Directors’ Fee Compensation and Stock Purchase Plan

*	10.3(a)	Agreement between OptimumBank, Albert J. Finch and Richard L. Browdy dated June 14, 2002

	13.1	Consolidated Financial Statements of OptimumBank Holdings, Inc. and Report of Independent Registered Accounting Firm

	14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers

	21.1	Subsidiaries of the Registrant

	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(a)	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

Item 14.	Principal Accountant Fees and Services

                    The information contained under the section captioned “Independent Accountants” in the Proxy Statement is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lauderdale, State of Florida, on the 28st day of March 2008.

OPTIMUMBANK HOLDINGS, INC.

/s/ Albert J. Finch

Albert J. Finch
Chief Executive Officer

/s/ Richard L. Browdy

Richard L. Browdy
Chief Financial Officer (Chief Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2008

Signature	Title

/s/ Albert J. Finch	Director

Albert J. Finch

/s/ Richard L. Browdy	Director

Richard L. Browdy

/s/ Michael Bedzow	Director

Michael Bedzow

/s/ Sam Borek	Director

Sam Borek

/s/Irving P. Cohen	Director

Irving P. Cohen

/s/Gordon Deckelbaum	Director

Gordon Deckelbaum

/s/H. David Krinsky	Director

H. David Krinsky

/s/ Wendy Mitchler	Director

Wendy Mitchler

/s/ Larry Willis	Director

Larry Willis

Exhibit Index

Exhibit No.	Description of Exhibit

13.1	Consolidated Financial Statements of OptimumBank Holdings, Inc. and Report of Independent Registered Accounting Firm

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers

21.1	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002