Form 10-Q
period 2008-03-31
OptimumBank Holdings, Inc.
filed 2008-05-12
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-50755

OPTIMUMBANK HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Florida	55-0865043
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2477 East Commercial Boulevard, Fort Lauderdale, FL 33308

(Address of principal executive offices)

954-776-2332

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 2,972,507 shares of Common Stock, $.01 par value, issued and outstanding as of April 28, 2008

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Cash and due from banks	$509	$475
Federal funds sold	616	226

Total cash and cash equivalents	1,125	701
Securities held to maturity (fair value of $75,748 and $58,117)	77,118	58,471
Security available for sale	245	244
Loans, net of allowance for loan losses of $794 and $692	166,844	173,323
Federal Home Loan Bank stock	3,389	2,965
Premises and equipment, net	3,216	3,249
Foreclosed assets	106	79
Accrued interest receivable	1,480	1,448
Other assets	947	1,067

Total assets	$254,470	$241,547

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$815	$1,304
Savings, NOW and money-market deposits	30,781	28,202
Time deposits	84,769	95,528

Total deposits	116,365	125,034
Federal Home Loan Bank advances	64,850	56,850
Other borrowings	41,800	28,900
Junior subordinated debenture	5,155	5,155
Official checks	2,695	2,251
Other liabilities	928	1,110

Total liabilities	231,793	219,300

Stockholders’ equity:
Common stock, $.01 par value; 6,000,000 shares authorized, 2,972,507 shares issued and outstanding	30	30
Additional paid-in capital	17,308	17,308
Retained earnings	5,342	4,913
Accumulated other comprehensive loss	(3)	(4)

Total stockholders’ equity	22,677	22,247

Total liabilities and stockholders’ equity	$254,470	$241,547

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Interest income:
Loans	$3,116	$3,323
Securities	853	449
Other	56	55

Total interest income	4,025	3,827

Interest expense:
Deposits	1,314	1,474
Borrowings	1,035	766

Total interest expense	2,349	2,240

Net interest income	1,676	1,587
Provision for loan losses	121	311

Net interest income after provision for loan losses	1,555	1,276

Noninterest income:
Service charges and fees	42	15
Loan prepayment fees	—	68
Litigation settlement	—	150
Other	—	1

Total noninterest income	42	234

Noninterest expenses:
Salaries and employee benefits	535	497
Occupancy and equipment	164	167
Data processing	43	48
Professional fees	70	57
Insurance	13	15
Stationary and supplies	8	12
Other	76	96

Total noninterest expenses	909	892

Earnings before income taxes	688	618
Income taxes	259	202

Net earnings	$429	$416

Net earnings per share:
Basic	$.14	$.14

Diluted	$.14	$.14

Dividends per share	$—	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2008 and 2007

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2006	2,820,280	$28	15,930	4,474	(9)	20,423

Comprehensive income-
Net earnings for the three months ended March 31, 2007 (unaudited)	—	—	—	416	—	416

Balance at March 31, 2007 (unaudited)	2,820,280	$28	15,930	4,890	(9)	20,839

Balance at December 31, 2007	2,972,507	$30	17,308	4,913	(4)	22,247

Comprehensive income:
Net earnings for the three months ended March 31, 2008 (unaudited)	—	—	—	429	—	429
Net change in unrealized loss on security available for sale (unaudited)	—	—	—	—	1	1

Comprehensive income (unaudited)						430

Balance at March 31, 2008 (unaudited)	2,972,507	$30	17,308	5,342	(3)	22,677

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net earnings	$429	$416
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	52	58
Provision for loan losses	121	311
Net amortization of fees, premiums and discounts	180	13
Increase in accrued interest receivable	(32)	(42)
Decrease (increase) in other assets	120	(775)
Increase in security purchased, not yet settled	—	8,898
Increase in official checks and other liabilities	262	1,836

Net cash provided by operating activities	1,132	10,715

Cash flows from investing activities:
Purchases of securities held to maturity	(20,743)	(19,862)
Principal repayments of securities held to maturity	2,021	1,437
Net decrease (increase) in loans	6,226	(4,056)
Purchases of premises and equipment	(19)	(19)
Sale of premises and equipment	—	565
(Purchase) redemption of Federal Home Loan Bank stock	(424)	65

Net cash used in investing activities	(12,939)	(21,870)

Cash flows from financing activities:
Net (decrease) increase in deposits	(8,669)	2,327
Net increase in other borrowings	12,900	10,500
Net increase (decrease) in Federal Home Loan Bank advances	8,000	(1,350)

Net cash provided by financing activities	12,231	11,477

Net increase in cash and cash equivalents	424	322
Cash and cash equivalents at beginning of the period	701	1,604

Cash and cash equivalents at end of the period	$1,125	$1,926

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,373	$2,288

Income taxes	$80	$12

Noncash transactions:
Change in accumulated other comprehensive loss, net change in unrealized loss on security available for sale	$1	$—

Loans transferred to foreclosed assets	$27	$—

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

In the opinion of the management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2008, and the results of operations and cash flows for the three-month periods ended March 31, 2008 and 2007. The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results to be expected for the full year.

(2)    Loan Impairment and Credit Losses. The activity in the allowance for loan losses was as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Balance at beginning of period	$692	$974
Charge-offs	(19)	(172)
Provision for loan losses	121	311

Balance at end of period	$794	$1,113

The following summarizes the impaired loans at March 31, 2008 and 2007, which were collateral dependent (in thousands):

	At March 31,
	2008	2007
Loans identified as impaired:
Gross loans with related allowance for losses recorded	$2,520	$3,900
Less: Allowance on these loans	(93)	(350)

	$2,427	$3,550

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)    Loan Impairment and Credit Losses, Continued. The average net investment in the impaired loans and interest income recognized and received on the impaired loans during the three months ended March 31, 2008 and 2007 were as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Average net investment in impaired loans	$1,618	$2,925

Interest income recognized on impaired loans	$—	$39

Interest income received on impaired loans	$—	$39

At March 31, 2008 and 2007, the Company had no loans over ninety days past due still accruing interest. Nonaccrual loans were as follows (in thousands):

	At March 31,
	2008	2007
Nonaccrual loans	$250	$108

(3)    Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2008 of the regulatory capital requirements and the Bank’s capital on a percentage basis:

	Bank	Regulatory Requirement
Tier I capital to total average assets	11.56%	4.00%
Tier I capital to risk-weighted assets	17.88%	4.00%
Total capital to risk-weighted assets	18.40%	8.00%

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(4)    Earnings Per Share. Basic earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share were computed based on the weighted average number of shares outstanding plus the effect of outstanding stock options, computed using the treasury stock method. All amounts reflect the 5% stock dividend declared in May 2007. Earnings per common share have been computed based on the following:

	Three Months Ended March 31,
	2008	2007
Weighted average number of common shares outstanding used to calculate basic earnings per common share	2,972,507	2,961,294
Effect of dilutive stock options	62,853	97,893

Weighted average number of common shares outstanding used to calculate diluted earnings per common share	3,035,360	3,059,187

The following options were excluded from the calculation of earnings per share due to the exercise price being above the average market price:

	Number Outstanding	Exercise Price	Expire
For the three months ended March 31, 2008- Options	254,678	$10.00-12.49	2014-2015

For the three months ended March 31, 2007- Options	10,500	$12.49	2015

(5)    Stock-Based Compensation. The Company follows the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost to be recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of December 31, 2006, all stock options were fully vested and no options were granted in 2007 or 2008; therefore, no stock-based compensation has been recognized in 2007 or 2008.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)    Stock-Based Compensation, Continued. The Company established an Incentive Stock Option Plan (the “Plan”) for officers, directors and employees of the Company and reserved 572,082 (amended) shares of common stock for the plan. Both incentive stock options and nonqualified stock options may be granted under the plan. The exercise price of the stock options is determined by the board of directors at the time of grant, but cannot be less than the fair market value of the common stock on the date of grant. The options vest over three and five years. The options must be exercised within ten years from the date of grant. At March 31, 2008, 13,561 options were available for grant.

A summary of the activity in the Company’s stock option plan is as follows. All amounts reflect the 5% stock dividend declared in May 2007. The Board of Directors did not adjust the exercise price of the stock options outstanding to reflect the 5% stock dividend (dollars in thousands, except per share amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding and exercisable at December 31, 2007 and March 31, 2008	479,607	$8.06	5.3 years	$733

(6)    Common Stock Dividend. On May 31, 2007, the Company’s board of directors declared a 5% stock dividend to shareholders of record on June 12, 2007 and paid on July 12, 2007.

(7)    Fair Value Measurements. Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the definition of fair value and describes methods available to appropriately measure fair value in accordance with generally accepted accounting principles. This statement applies whenever other accounting pronouncements require or permit fair value measurements.

The Company performs fair-market valuations on certain assets as the result of the application of accounting guidelines that were in effect prior to the adoption of SFAS 157. These assets include securities that are available for sale and are valued based upon open-market quotes obtained from reputable third-party brokers which is considered a Level I fair value measurement. Level I fair value measurements are quoted prices in active markets for identical assets. Market pricing is based upon specific CUSIP identification for each individual security. Changes in fair value are recorded in other comprehensive income.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(7)    Fair Value Measurements, Continued. Also effective January 1, 2008, the Company adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. Most of the provisions of this statement apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. Management determined that this Statement had no material effect on the Company’s consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the interim financial data as of March 31, 2008, and for the three-month periods ended March 31, 2008 and 2007, presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

OptimumBank Holdings, Inc.

Fort Lauderdale, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of OptimumBank Holdings, Inc. and Subsidiary (the “Company”) as of March 31, 2008, and the condensed consolidated statements of earnings, stockholders’ equity and cash flows for the three-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 21, 2008, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Fort Lauderdale, Florida
April 28, 2008

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Comparison of March 31, 2008 and December 31, 2007

Liquidity and Capital Resources

The Company’s primary sources of cash during the three months ended March 31, 2008 were from an increase in other borrowings of approximately $12.9 million, an increase in Federal Home Loan Bank advances of approximately $8.0 million, principal repayments of securities held to maturity of approximately $2.0 million, net loan repayments of approximately $6.2 million and cash provided from operating activities of approximately $1.1 million. Cash was used primarily for purchases of securities of approximately $20.7 million and to fund deposit withdrawals of approximately $8.7 million. At March 31, 2008, the Company had time deposits of approximately $71.0 million that mature in one year or less. At March 31, 2008, the Company exceeded its regulatory liquidity requirements. Management believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest-rate environment.

The following table shows selected information for the periods ended or at the dates indicated:

	Three Months Ended March 31, 2008	Year Ended December 31, 2007	Three Months Ended March 31, 2007
Average equity as a percentage of average assets	9.44%	8.96%	9.18%
Equity to total assets at end of period	8.91%	9.21%	8.39%
Return on average assets (1)	0.72%	0.73%	0.74%
Return on average equity (1)	7.61%	8.91%	8.03%
Noninterest expenses to average assets (1)	1.52%	1.57%	1.58%

(1)	Annualized for the three months ended March 31, 2008 and 2007.

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

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at March 31, 2008, follows (in thousands):

Contract Amount
Commitments to extend credit	$2,450

Undisbursed loans in process	$9

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

	Three Months Ended March 31,
	2008			2007
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Interest-earning assets:
Loans	$167,503	3,116	7.44%	$179,695	3,323	7.40%
Securities	60,821	853	5.61	35,218	449	5.10
Other (1)	4,272	56	5.24	3,685	55	5.97

Total interest-earning assets/interest income	232,596	4,025	6.92	218,598	3,827	7.00

Cash and due from banks	393			386
Premises and equipment	3,233			3,772
Other	2,543			2,614

Total assets	$238,765			$225,370

Interest-bearing liabilities:
Savings, NOW and money-market deposits	28,783	271	3.77	26,783	286	4.27
Time deposits	89,191	1,043	4.68	101,876	1,188	4.66
Borrowings (2)	93,525	1,035	4.43	71,832	766	4.27

Total interest-bearing liabilities/interest expense	211,499	2,349	4.44	200,491	2,240	4.47

Noninterest-bearing demand deposits	1,264			1,206
Other liabilities	3,453			2,989
Stockholders’ equity	22,549			20,684

Total liabilities and stockholders’ equity	$238,765			$225,370

Net interest income		$1,676			$1,587

Interest rate spread (3)			2.48%			2.53%

Net interest margin (4)			2.88%			2.90%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.10			1.09

(1)	Includes interest-earning deposits with banks, Federal funds sold and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and junior subordinated debenture.
(3)	Interest rate spread represents the difference between average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended March 31, 2008 and 2007

General. Net earnings for the three months ended March 31, 2008, were $429,000 or $.14 per basic and diluted share compared to net earnings of $416,000 or $.14 per basic and diluted share for the period ended March 31, 2007. The increase in the Company’s net earnings was primarily due to an increase in net interest income and a decrease in the provision for loan losses, partially offset by a decrease in noninterest income.

Interest Income. Interest income increased to $4.0 million for the three months ended March 31, 2008 from $3.8 million for the three months ended March 31, 2007. Interest income on loans decreased to $3.1 million due primarily to a decrease in the average loan portfolio balance for the three months ended March 31, 2008, partially offset by an increase in the average yield earned from 7.40% for the three months ended March 31, 2007, to 7.44% for the three months ended March 31, 2008. Interest income on securities increased to $853,000 due primarily to an increase in the average security balance for the three months ended March 31, 2008, and an increase in the average yield earned from 5.10% for the three months ended March 31, 2007, to 5.61% for the three months ended March 31, 2008.

Interest Expense. Interest expense on deposit accounts decreased to $1.3 million for the three months ended March 31, 2008, from $1.5 million for the three months ended March 31, 2007. Interest expense decreased primarily because of a decrease in the average balance of deposits during 2008. Interest expense on borrowings increased to $1.0 million for the three months ended March 31, 2008, from $766,000 for the three months ended March 31, 2007, due to an increase in the average balance of borrowings.

Provision for Loan Losses. The provision for the three months ended March 31, 2008, was $121,000 compared to $311,000 for the same period in 2007. The provision for loan losses is charged to earnings as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectibility of our loan portfolio. The allowance for loan losses totaled $794,000 or .47% of loans outstanding at March 31, 2008, compared to $1,113,000, or .60% of loans outstanding at March 31, 2007. Management believes the balance in the allowance for loan losses at March 31, 2008 is adequate.

Noninterest Income. Total noninterest income decreased to $42,000 for the three months ended March 31, 2008, from $234,000 for the three months ended March 31, 2007, primarily due to a litigation settlement of $150,000 in March 2007 and a decrease in loan prepayment fees of $68,000.

Noninterest Expenses. Total noninterest expenses increased to $909,000 for the three months ended March 31, 2008, from $892,000 for the three months ended March 31, 2007, primarily due to an increase in salaries and employee benefits of $38,000.

Income Taxes. Income taxes for the three months ended March 31, 2008, were $259,000 (an effective rate of 37.6%) compared to income taxes of $202,000 (an effective rate of 32.7%) for the three months ended March 31, 2007.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 3.	Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon management’s evaluation of those controls and procedures performed within the 90 days preceding the filing of this Report, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

b.	Changes in Internal Controls. We have made no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2008, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION

Item 6.	Exhibits

The following exhibits are filed with or incorporated by reference into this report. The exhibits denominated by (i) an asterisk (*) were previously filed as a part of a Registration Statement on Form 10-SB under the Exchange Act, filed with the Federal Deposit Insurance Corporation on March 28, 2003; (ii) a double asterisk (**)were previously filed as part of a current report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 11, 2004; and (iv) a triple asterisk (***)were previously filed as part of a Quarterly Report on Form 10-QSB filed with the SEC on August 12, 2004; (v) a quadruple asterisk (****) were previously filed as part of an Annual Report on Form 10-KSB filed with the SEC on March 31, 2006; and (vi) a quintuple asterisk (*****) were previously filed as part of an Annual Report on Form 10-KSB filed with the SEC on March 31, 2008.

Exhibit No.		Description
**	3.1	Articles of Incorporation

**	3.3	Bylaws

***	4.1	Form of stock certificate

****	10.1	Amended and Restated Stock Option Plan

*	10.2	Non-employee Directors’ Fee Compensation and Stock Purchase Plan

*	10.3	Agreement between OptimumBank, Albert J. Finch and Richard L. Browdy dated June 14, 2002

*****	14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers

	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

	32.1	Certification of Chief Executive Officer under §906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer under §906 of the Sarbanes-Oxley Act of 2002

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date: May 12, 2008	By:	/s/ Albert J. Finch
Albert J. Finch, Chief Executive Officer

Date: May 12, 2008	By:	/s/ Richard L. Browdy
Richard L. Browdy, Chief Financial Officer