Form 10-Q
period 2008-06-30
OptimumBank Holdings, Inc.
filed 2008-08-13
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,120,992 shares of Common Stock, $.01 par value, issued and outstanding as of August 13, 2008

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	June 30, 2008	December 31, 2007

	(unaudited)
Assets

Cash and due from banks	$409	$475
Federal funds sold	—	226

Total cash and cash equivalents	409	701

Securities held to maturity (fair value of $75,368 and $58,117)	78,143	58,471
Security available for sale	240	244
Loans, net of allowance for loan losses of $694 and $692	161,507	173,323
Federal Home Loan Bank stock	3,551	2,965
Premises and equipment, net	3,175	3,249
Foreclosed assets	2,406	79
Accrued interest receivable	1,514	1,448
Other assets	953	1,067

Total assets	$251,898	$241,547

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	$561	$1,304
Savings, NOW and money-market deposits	34,745	28,202
Time deposits	73,749	95,528

Total deposits	109,055	125,034

Federal Home Loan Bank advances	69,250	56,850
Other borrowings	41,948	28,900
Junior subordinated debenture	5,155	5,155
Official checks	2,723	2,251
Other liabilities	708	1,110

Total liabilities	228,839	219,300

Stockholders’ equity:
Common stock, $.01 par value; 6,000,000 shares authorized, 3,120,992 and 2,972,507 shares issued and outstanding	31	30
Additional paid-in capital	18,494	17,308
Retained earnings	4,542	4,913
Accumulated other comprehensive loss	(8)	(4)

Total stockholders’ equity	23,059	22,247

Total liabilities and stockholders’ equity	$251,898	$241,547

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest income:
Loans	$2,867	$3,238	$5,982	$6,561
Securities	1,061	705	1,914	1,154
Other	52	62	109	117

Total interest income	3,980	4,005	8,005	7,832

Interest expense:
Deposits	1,141	1,444	2,455	2,918
Borrowings	1,178	986	2,213	1,752

Total interest expense	2,319	2,430	4,668	4,670

Net interest income	1,661	1,575	3,337	3,162
(Credit) provision for loan losses	(7)	209	114	520

Net interest income after (credit) provision for loan losses	1,668	1,366	3,223	2,642

Noninterest income:
Service charges and fees	32	11	73	26
Loan prepayment fees	5	142	5	210
Litigation settlement	—	5	—	155
Other	1	1	2	2

Total noninterest income	38	159	80	393

Noninterest expenses:
Salaries and employee benefits	556	480	1,091	977
Occupancy and equipment	205	161	369	328
Data processing	40	36	83	84
Professional fees	71	69	141	126
Insurance	15	15	28	30
Stationary and supplies	5	10	13	22
Other	191	134	267	231

Total noninterest expenses	1,083	905	1,992	1,798

Earnings before income taxes	623	620	1,311	1,237
Income taxes	235	233	493	435

Net earnings	$388	$387	$818	$802

Net earnings per share:
Basic	$.12	$.12	$.26	$.26

Diluted	$.12	$.12	$.26	$.25

Dividends per share	$—	$—	$—	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2008 and 2007

(Dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2006	2,820,280	$28	15,930	4,474	(9)	20,423

Comprehensive income:
Net earnings for the six months ended June 30, 2007 (unaudited)	—	—	—	802	—	802
Net change in unrealized loss on security available for sale (unaudited)	—	—	—	—	(3)	(3)

Comprehensive income (unaudited)						799

5% stock dividend (fractional shares paid in cash) (unaudited)	140,889	2	1,300	(1,303)	—	(1)

Balance at June 30, 2007 (unaudited)	2,961,169	$30	17,230	3,973	(12)	21,221

Balance at December 31, 2007	2,972,507	$30	17,308	4,913	(4)	22,247

Comprehensive income:
Net earnings for the six months ended June 30, 2008 (unaudited)	—	—	—	818	—	818
Net change in unrealized loss on security available for sale (unaudited)	—	—	—	—	(4)	(4)

Comprehensive income (unaudited)						814

5% stock dividend (fractional shares paid in cash) (unaudited)	148,485	1	1,186	(1,189)	—	(2)

Balance at June 30, 2008 (unaudited)	3,120,992	$31	18,494	4,542	(8)	23,059

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$818	802
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	103	114
Provision for loan losses	114	520
Net amortization of fees, premiums and discounts	374	105
Increase in accrued interest receivable	(66)	(115)
Decrease (increase) in other assets	114	(734)
Increase in official checks and other liabilities	70	1,001

Net cash provided by operating activities	1,527	1,693

Cash flows from investing activities:
Purchases of securities held to maturity	(25,484)	(24,680)
Principal repayments of securities held to maturity	5,649	5,017
Decrease in loans	9,164	8,764
(Purchase) sale of premises and equipment	(29)	542
(Purchase) redemption of Federal Home Loan Bank stock	(586)	126

Net cash used in investing activities	(11,286)	(10,231)

Cash flows from financing activities:
Decrease in deposits	(15,979)	(7,595)
Increase (decrease) in Federal Home Loan Bank advances	12,400	(3,400)
Net increase in other borrowings	13,048	20,950
Fractional shares of stock dividend paid in cash	(2)	(1)

Net cash provided by financing activities	9,467	9,954

Net (decrease) increase in cash and cash equivalents	(292)	1,416

Cash and cash equivalents at beginning of the period	701	1,604

Cash and cash equivalents at end of the period	$409	3,020

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,616	4,671

Income taxes	$700	802

Noncash investing and financing activities:
Change in accumulated other comprehensive loss, net change in unrealized loss on security available for sale	$(4)	(3)

Common stock dividend	$1,187	1,302

Loans transferred to foreclosed assets	$2,327	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General. OptimumBank Holdings, Inc. (the “Holding Company”) is a one-bank holding company and owns 100% of OptimumBank (the “Bank”), a state (Florida)-chartered commercial bank (collectively, the “Company”). The Holding Company’s only business is the operation of the Bank. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation. The Bank offers a variety of community banking services to individual and corporate customers through its three banking offices located in Broward County, Florida.

In the opinion of the management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2008, and the results of operations for the three- and six-month periods ended June 30, 2008 and 2007, and cash flows for the six-months periods ended June 30, 2008 and 2007. The results of operations for the three and six months ended June 30, 2008, are not necessarily indicative of the results to be expected for the full year.

(2)	Loan Impairment and Credit Losses. The activity in the allowance for loan losses was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Balance at beginning of period	$794	$1,113	$692	$974
Charge-offs	(93)	(586)	(112)	(758)
(Credit) provision for loan losses	(7)	209	114	520

Balance at end of period	$694	$736	$694	$736

There were no impaired loans at December 31, 2007. The following summarizes the impaired loans at June 30, 2008, which were collateral dependent (in thousands):

At June 30, 2008
Loans identified as impaired-
Gross loans with no related allowance for losses recorded	$4,277

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Loan Impairment and Credit Losses, Continued. The average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Average net investment in impaired loans	$1,578	$3,771	$1,588	$3,189

Interest income recognized on impaired loans	$—	$—	$—	$39

Interest income received on impaired loans	$—	$—	$—	$39

At June 30, 2008 and 2007, the Company had no loans over ninety days past due still accruing interest. Nonaccrual loans were as follows (in thousands):

	At June 30,
	2008	2007
Nonaccrual loans	$276	$115

(3)	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2008 of the regulatory capital requirements and the Bank’s capital on a percentage basis:

	Bank	Regulatory Requirement
Tier I capital to total average assets	11.04%	4.00%
Tier I capital to risk-weighted assets	18.14%	4.00%
Total capital to risk-weighted assets	18.59%	8.00%

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(4)	Earnings Per Share. Basic earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share were computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options, computed using the treasury stock method. All amounts reflect the 5% stock dividends declared in May, 2008 and 2007. Earnings per common share have been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted-average number of common shares outstanding used to calculate basic earnings per common share	3,120,992	3,109,227	3,120,992	3,109,227

Effect of dilutive stock options	61,649	77,351	62,534	81,838

Weighted-average number of common shares outstanding used to calculate diluted earnings per common share	3,182,641	3,186,578	3,183,526	3,191,065

The following options were excluded from the calculation of earnings per share due to the exercise price being above the average market price:

	Number Outstanding	Exercise Price	Expire
For the three and six months ended June 30, 2008-
Options	267,411	$9.52-11.90	2014-2015
For the three and six months ended June 30, 2007-
Options	271,464	$9.52-11.90	2014-2015

(5)	Stock-Based Compensation. The Company follows the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost to be recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of December 31, 2006, all stock options were fully vested and no options were granted in 2007 or 2008; therefore, no stock-based compensation has been recognized in 2007 or 2008.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Stock-Based Compensation, Continued. The Company established an Incentive Stock Option Plan (the “Plan”) for officers, directors and employees of the Company and reserved 600,686 (amended) shares of common stock for the plan. Both incentive stock options and nonqualified stock options may be granted under the plan. The exercise price of the stock options is determined by the board of directors at the time of grant, but cannot be less than the fair market value of the common stock on the date of grant. The options vest over three and five years. The options must be exercised within ten years from the date of grant. At June 30, 2008, 14,239 options were available for grant.

A summary of the activity in the Company’s stock option plan is as follows. All amounts reflect the 5% stock dividend declared on May 29, 2008 (dollars in thousands, except per share amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding and exercisable at December 31, 2007 and June 30, 2008	503,587	$7.68	5.1 years	$601

(6)	Common Stock Dividend. On May 29, 2008, the Company’s board of directors declared a 5% stock dividend to shareholders of record on June 12, 2008 and paid on July 14, 2008.

(7)	Fair Value Measurements. On January 1, 2008, the Company adopted SFAS 157, “Fair Value Measurements.” SFAS 157, among other things, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The adoption of this statement had no effect on the Company’s financial statements.

The following disclosures, which include certain disclosures that are generally not required in interim period financial statements, are included herein as a result of the adoption of SFAS 157.

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Currently, the Company has securities available for sale that are recorded at fair value on a recurring basis. Also from time to time the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as impaired loans and foreclosed assets. These non-recurring fair value adjustments involve the application of lower-of-cost-or-market, accounting or write-downs of individual assets.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(7)	Fair Value Measurements, Continued. In accordance with SFAS 157, the Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

•	Level 1 – Valuation is based upon quoted prices for identical instruments in active markets.

•

Level 2 – Valuation is based upon quoted prices for similar instruments traded in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.

•

Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques. The results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability.

The Company bases its fair value on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following describes valuation methodologies used for assets measured at fair value on a recurring and non-recurring basis.

Securities Available for Sale. These securities are valued based upon open-market quotes obtained from reputable third-party brokers which is considered a Level I fair value measurement. Level I fair value measurements are quoted prices in active markets. For identical assets market pricing is based upon CUSIP identification for each individual security. Changes in fair value are recorded in other comprehensive income.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(7)	Fair Value Measurements, Continued.

Impaired Loans. A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. The Company’s impaired loans are normally collateral dependent and, as such, are carried at the lower of the Company’s net recorded investment in the loan or the estimated fair value of the collateral less estimated selling costs. Adjustments to the recorded investment are made through specific valuation allowances that are recorded as part of the overall allowances for loan losses. Estimates of fair value is determined based on a variety of information, including the use of available appraisals, estimates of market value by licensed appraisers or local real estate brokers and the knowledge and experience of the Company’s officers related to values of properties in the Company’s market areas. These officers take into consideration the type, location and occupancy of the property as well as current economic conditions in the area the property is located in assessing estimates of fair value. Accordingly, fair value estimates for impaired loans is classified as Level 3.

Foreclosed Assets. Foreclosed assets represents real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure and is carried, net of any allowance for losses if any, at the lower of cost or estimated fair value less estimated selling costs. Fair value is estimated in the same manner as impaired loans and, as such, is also classified as Level 3. As these properties are actively marketed, estimated fair value may be periodically adjusted through an allowance for losses to reflect decreases resulting from changing market conditions.

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring and non-recurring basis at June 30, 2008 (in thousands).

	Net carrying value at June 30, 2008				Total Losses (1)
	Total	Level 1	Level 2	Level 3	Three-Months Ended June 30, 2008	Six-Months Ended June 30, 2008
Securities available for sale	$240	240	—	—	5	4
Impaired loans	4,277	—	—	4,277	—	—
Foreclosed assets (2)	2,406	—	—	2,406	—	93

(1)	For securities available for sale, unrealized losses are recorded in accumulated other comprehensive loss.
(2)	In August 2008, the Bank sold a foreclosed asset with a net carrying value of $2,300,000, realizing an additional loss of $293,000.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(7)	Fair Value Measurements, Continued. Also effective January 1, 2008, the Company adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. Most of the provisions of this statement apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. Management determined that this Statement had no material effect on the Company’s consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the interim financial data as of June 30, 2008, and for the three- and six-month periods ended June 30, 2008 and 2007, presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

OptimumBank Holdings, Inc.

Fort Lauderdale, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of OptimumBank Holdings, Inc. and Subsidiary (the “Company”) as of June 30, 2008, and the condensed consolidated statements of earnings for the three- and six-month periods ended June 30, 2008 and 2007 and the related condensed consolidated statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

July 22, 2008

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Comparison of June 30, 2008 and December 31, 2007

Liquidity and Capital Resources

The Company’s primary sources of cash during the six months ended June 30, 2008 were from an increase in other borrowings of approximately $13.0 million, an increase in Federal Home Loan Bank advances of approximately $12.4 million, principal repayments of securities held to maturity of approximately $5.6 million, net loan repayments of approximately $9.2 million and cash provided from operating activities of approximately $1.5 million. Cash was used primarily for purchases of securities of approximately $25.5 million and to fund deposit withdrawals of approximately $16.0 million. At June 30, 2008, the Company had time deposits of approximately $57.2 million that mature in one year or less. At June 30, 2008, the Company exceeded its regulatory liquidity requirements. Management believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest-rate environment.

The following table shows selected information for the periods ended or at the dates indicated:

	Six Months Ended June 30, 2008	Year Ended December 31, 2007	Six Months Ended June 30, 2007
Average equity as a percentage of average assets	9.25%	8.96%	8.97%
Equity to total assets at end of period	9.15%	9.21%	8.94%
Return on average assets (1)	0.67%	0.73%	0.69%
Return on average equity (1)	7.19%	8.91%	7.68%
Noninterest expenses to average assets (1)	1.62%	1.57%	1.63%

(1)	Annualized for the six months ended June 30, 2008 and 2007.

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

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at June 30, 2008, follows (in thousands):

Contract Amount
Commitments to extend credit	$10,950

Undisbursed loans in process	$9

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

	Three Months Ended June 30,
	2008			2007
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$161,191	$2,867	7.11%	$178,718	$3,238	7.25%
Securities	79,442	1,061	5.34	51,756	705	5.45
Other (1)	4,108	52	5.06	4,379	62	5.66

Total interest-earning assets/interest income	244,741	3,980	6.50	234,853	4,005	6.82

Cash and due from banks	556			239
Premise and equipment	3,204			3,369
Other	4,718			2,196

Total assets	$253,219			$240,657

Interest-bearing liabilities:
Savings, NOW and money-market deposits	33,851	269	3.18	26,487	296	4.47
Time deposits	79,413	872	4.39	96,768	1,148	4.75
Borrowings (2)	112,898	1,178	4.17	90,205	986	4.37

Total interest-bearing liabilities/interest expense	226,162	2,319	4.10	213,460	2,430	4.55

Noninterest-bearing demand deposits	729			2,150
Other liabilities	3,388			3,948
Stockholders’ equity	22,940			21,099

Total liabilities and stockholders’ equity	$253,219			$240,657

Net interest income		$1,661			$1,575

Interest-rate spread (3)			2.40%			2.27%

Net interest margin (4)			2.71%			2.68%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.08			1.10

(1)	Includes interest-earning deposits with banks, Federal funds sold, and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and junior subordinated debenture.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30,
	2008			2007
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$164,347	$5,982	7.28%	$179,207	$6,561	7.32%
Securities	70,132	1,914	5.46	43,487	1,154	5.31
Other (1)	4,190	109	5.20	4,032	117	5.80

Total interest-earning assets/interest income	238,669	8,005	6.71	226,726	7,832	6.91

Cash and due from banks	475			313
Premises and equipment	3,219			3,571
Other	3,629			2,404

Total assets	$245,992			$233,014

Interest-bearing liabilities:
Savings, NOW and money-market deposits	31,317	540	3.45	26,635	582	4.37
Time deposits	84,302	1,915	4.54	99,322	2,336	4.70
Borrowings (2)	103,212	2,213	4.29	81,019	1,752	4.32

Total interest-bearing liabilities/interest expense	218,831	4,668	4.27	206,976	4,670	4.51

Noninterest-bearing demand deposits	997			1,678
Other liabilities	3,419			3,468
Stockholders’ equity	22,745			20,892

Total liabilities and stockholders’ equity	$245,992			$233,014

Net interest income		$3,337			$3,162

Interest-rate spread (3)			2.44%			2.40%

Net interest margin (4)			2.80%			2.79%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.09			1.10

(1)	Includes interest-earning deposits with banks, Federal funds sold, and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and junior subordinated debenture.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended June 30, 2008 and 2007

General. Net earnings for the three months ended June 30, 2008, were $388,000 or $.12 per basic and diluted share compared to net earnings of $387,000 or $.12 per basic and diluted share for the period ended June 30, 2007.

Interest Income. Interest income on loans decreased to $2.9 million due primarily to a decrease in the average loan portfolio balance and a decrease in the average yield earned from 7.25% for the three months ended June 30, 2007 to 7.11% for the three months ended June 30, 2008. Interest on securities increased to $1.1 due primarily to an increase in the average balance of the securities portfolio in 2008, partially offset by a decrease in the average yield earned from 5.45% for the three months ended June 30, 2007, to 5.34% for the three months ended June 30, 2008.

Interest Expense. Interest expense on deposits decreased to $1.1 million for the three months ended June 30, 2008, from $1.4 million for the three months ended June 30, 2007. Interest expense decreased primarily because of a decrease in the average balance of deposits and rates paid on deposits during 2008. Interest expense on borrowings increased to $1.2 million for the three months ended June 30, 2008 from $986,000 for the three months ended June 30, 2007 due to an increase in the average balance of borrowings.

(Credit) Provision for Loan Losses. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectibility of our loan portfolio. The allowance for loan losses totaled $694,000 or .43% of loans outstanding at June 30, 2008, compared to $736,000, or .43% of loans outstanding at June 30, 2007. Management believes the balance in the allowance for loan losses at June 30, 2008 is adequate. The (credit) provision for the three months ended June 30, 2008, was $(7,000) compared to $209,000 for the same period in 2007. In 2008 the credit is due to the decrease in the loan portfolio balance. In 2007, the provision was primarily to reflect the impairment in value of a collateral dependent single-family residential construction loan, which was paid off in June 2007, through the sale of the underlying property. The provision for loan losses is charged to earnings as losses are estimated to have occurred in order to bring the total allowance to a level deemed appropriate by management.

Noninterest Income. Total noninterest income decreased to $38,000 for the three months ended June 30, 2008, from $159,000 for the three months ended June 30, 2007, primarily due to a decrease in loan prepayment fees in 2008.

Noninterest Expenses. Total noninterest expenses increased to $1.1 million for the three months ended June 30, 2008 from $905,000 for the three months ended June 30, 2007, primarily due to the continued growth of the Company.

Income Taxes. Income taxes for the three months ended June 30, 2008, were $235,000 (an effective rate of 37.7%) compared to income taxes of $233,000 (an effective rate of 37.6%) for the three months ended June 30, 2007.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Six-Month Periods Ended June 30, 2008 and 2007

General. Net earnings for the six months ended June 30, 2008, were $818,000 or $.26 per basic and diluted share compared to net earnings of $802,000 or $.26 per basic and $.25 per diluted share for the period ended June 30, 2007.

Interest Income. Interest income increased to $8.0 million for the six months ended June 30, 2008 from $7.8 million for the six months ended June 30, 2007. Interest income on loans decreased to $6.0 million due primarily to a decrease in the average loan portfolio balance and a decrease in the average yield earned from 7.32% for the six months ended June 30, 2007 to 7.28% for the six months ended June 30, 2008. Interest on securities increased to $1.9 million due primarily to an increase in the average balance of the securities portfolio in 2008 and an increase in the average yield earned.

Interest Expense. Interest expense on deposits decreased to $2.5 million for the six months ended June 30, 2008, from $2.9 million for the six months ended June 30, 2007. Interest expense decreased primarily due to a decrease in the average balance of deposits and rates paid on deposits during 2008. Interest expense on borrowings increased to $2.2 million for the six months ended June 30, 2008 from $1.8 million for the six months ended June 30, 2007 due to an increase in the average balance of borrowings during 2007.

Provision for Loan Losses. The provision for the six months ended June 30, 2008, was $114,000 compared to $520,000 for the same period in 2007. In 2007, the provision was primarily to reflect the impairment in value of a collateral dependent single-family residential construction loan, which was paid off in June 2007, through the sale of the underlying property. The provision for loan losses is charged to earnings as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectibility of our loan portfolio. The allowance for loan losses totaled $694,000 or .43% of loans outstanding at June 30, 2008, compared to $736,000, or .43% of loans outstanding at June 30, 2007. Management believes the balance in the allowance for loan losses at June 30, 2008 is adequate.

Noninterest Income. Total noninterest income decreased to $80,000 for the six months ended June 30, 2008, from $393,000 for the six months ended June 30, 2007, primarily due to a decrease in loan prepayment fees in 2008 and a litigation settlement in 2007.

Noninterest Expenses. Total noninterest expenses was $2.0 million for the six months ended June 30, 2008 and $1.8 million for the six months ended June 30, 2007. The increase was due to the overall growth of the Company.

Income Taxes. Income taxes for the six months ended June 30, 2008, were $493,000 (an effective rate of 37.6%) compared to income taxes of $435,000 (an effective rate of 35.2%) for the six months ended June 30, 2007.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 3.	Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon management’s evaluation of those controls and procedures performed within the 90 days preceding the filing of this Report, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

b.	Changes in Internal Controls. We have made no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2008, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders (the “Annual Meeting”) of OptimumBank was held on April 24, 2008, to consider the election of directors each for a term of one year.

At the Annual Meeting, 2,475,338 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

Proposal I

The election of directors each for a term of one year is as follows:

	For	Withheld
Albert J. Finch	2,386,044	89,294

Richard L. Browdy	2,353,934	121,404

Michael Bedzow	2,467,862	7,476

Sam Borek	2,474,236	1,102

Irving P. Cohen	2,442,126	33,212

Gordon Deckelbaum	2,474,236	1,102

H. David Krinsky	2,474,236	1,102

Wendy Mitchler	2,392,418	82,920

Larry R. Willis	2,474,236	1,102

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION

Item 6.	Exhibits

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

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date:	August 13, 2008	By:	/s/ Albert J. Finch
Albert J. Finch, Chief Executive Officer

Date:	August 13, 2008	By:	/s/ Richard L. Browdy
Richard L. Browdy, Chief Financial Officer