Form 10-Q
period 2008-09-30
OptimumBank Holdings, Inc.
filed 2008-11-13
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,120,992 shares of Common Stock, $.01 par value, issued and outstanding as of November 12, 2008

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Cash and due from banks	$1,511	$475
Federal funds sold	394	226

Total cash and cash equivalents	1,905	701

Securities held to maturity (fair value of $82,531 and $58,117)	85,259	58,471
Security available for sale	240	244
Loans, net of allowance for loan losses of $732 and $692	162,779	173,323
Federal Home Loan Bank stock	3,706	2,965
Premises and equipment, net	3,137	3,249
Foreclosed assets	95	79
Accrued interest receivable	1,343	1,448
Other assets	1,102	1,067

Total assets	$259,566	$241,547

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	$112	$1,304
Savings, NOW and money-market deposits	33,239	28,202
Time deposits	79,215	95,528

Total deposits	112,566	125,034

Federal Home Loan Bank advances	72,700	56,850
Other borrowings	41,800	28,900
Junior subordinated debenture	5,155	5,155
Official checks	3,338	2,251
Other liabilities	744	1,110

Total liabilities	236,303	219,300

Stockholders’ equity:
Common stock, $.01 par value; 6,000,000 shares authorized, 3,120,992 and 2,972,507 shares issued and outstanding	31	30
Additional paid-in capital	18,494	17,308
Retained earnings	4,743	4,913
Accumulated other comprehensive loss	(5)	(4)

Total stockholders’ equity	23,263	22,247

Total liabilities and stockholders’ equity	$259,566	$241,547

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest income:
Loans	$2,749	$3,240	$8,731	$9,801
Securities	1,116	824	3,030	1,978
Other	35	66	144	183

Total interest income	3,900	4,130	11,905	11,962

Interest expense:
Deposits	1,046	1,443	3,501	4,361
Borrowings	1,237	1,056	3,450	2,808

Total interest expense	2,283	2,499	6,951	7,169

Net interest income	1,617	1,631	4,954	4,793

Provision for loan losses	47	16	161	536

Net interest income after provision for loan losses	1,570	1,615	4,793	4,257

Noninterest income:
Service charges and fees	46	30	119	56
Loan prepayment fees	30	15	35	225
Litigation settlement	—	—	—	155
Other	2	2	4	4

Total noninterest income	78	47	158	440

Noninterest expenses:
Salaries and employee benefits	540	532	1,631	1,509
Occupancy and equipment	168	166	537	494
Data processing	42	43	125	127
Professional fees	54	82	195	208
Insurance	36	15	64	45
Stationary and supplies	11	8	24	30
Loss on sale of foreclosed assets	293	—	293	—
Provision for losses on foreclosed assets	11	—	74	—
Other	170	113	374	344

Total noninterest expenses	1,325	959	3,317	2,757

Earnings before income taxes	323	703	1,634	1,940

Income taxes	122	265	615	700

Net earnings	$201	$438	$1,019	$1,240

Net earnings per share:
Basic	$.06	$.14	$.33	$.40

Diluted	$.06	$.14	$.32	$.39

Dividends per share	$—	$—	$—	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2008 and 2007

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount			Loss
Balance at December 31, 2006	2,820,280	$28	15,930	4,474	(9)	20,423

Comprehensive income:
Net earnings for the nine months ended September 30, 2007 (unaudited)	—	—	—	1,240	—	1,240

Net change in unrealized loss on security available for sale (unaudited)	—	—	—	—	(1)	(1)

Comprehensive income (unaudited)						1,239

Proceeds from exercise of common stock options (unaudited)	7,166	—	41	—	—	41

5% stock dividend (fractional shares paid-in cash) (unaudited)	140,889	2	1,300	(1,303)	—	(1)

Balance at September 30, 2007 (unaudited)	2,968,335	$30	17,271	4,411	(10)	21,702

Balance at December 31, 2007	2,972,507	$30	17,308	4,913	(4)	22,247

Comprehensive income:
Net earnings for the nine months ended September 30, 2008 (unaudited)	—	—	—	1,019	—	1,019

Net change in unrealized loss on security available for sale, net of tax (unaudited)	—	—	—	—	(1)	(1)

Comprehensive income (unaudited)						1,018

5% stock dividend (fractional shares paid-in cash) (unaudited)	148,485	1	1,186	(1,189)	—	(2)

Balance at September 30, 2008 (unaudited)	3,120,992	$31	18,494	4,743	(5)	23,263

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$1,019	$1,240
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	153	172
Provision for loan losses	161	536
Net amortization of fees, premiums and discounts	804	280
Decrease (increase) in accrued interest receivable	105	(182)
Decrease (increase) in other assets	118	(1,001)
Loss on sale of foreclosed assets	293	—
Provision for losses on foreclosed assets	74	—
Increase in official checks and other liabilities	721	1,971

Net cash provided by operating activities	3,448	3,016

Cash flows from investing activities:
Purchases of securities held to maturity	(35,603)	(32,517)
Principal repayments of securities held to maturity	8,323	7,649
Net decrease in loans	9,281	2,913
(Purchase) sale of premises and equipment	(41)	531
Proceeds from sale of foreclosed assets	257	—
Purchase of Federal Home Loan Bank stock	(741)	(121)

Net cash used in investing activities	(18,524)	(21,545)

Cash flows from financing activities:
Net decrease in deposits	(12,468)	(5,691)
Net increase in other borrowings	12,900	21,210
Proceeds from exercise of common stock options	—	41
Net increase in Federal Home Loan Bank advances	15,850	1,700
Fractional shares of stock dividend paid-in cash	(2)	(1)

Net cash provided by financing activities	16,280	17,259

Net increase (decrease) in cash and cash equivalents	1,204	(1,270)

Cash and cash equivalents at beginning of the period	701	1,604

Cash and cash equivalents at end of the period	$1,905	$334

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$6,907	$7,234

Income taxes	$889	$832

Noncash investing and financing activities:
Change in accumulated other comprehensive loss, net change in unrealized loss on security available for sale, net of tax	$(1)	$(1)

Common stock dividend	$1,187	$1,302

Loans transferred to foreclosed assets	$2,390	$—

Loan made in connection with sale of foreclosed asset	$1,600	$—

Foreclosed assets reclassified to other assets	$150	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General. OptimumBank Holdings, Inc. (the “Holding Company”) is a one-bank holding company and owns 100% of OptimumBank (the “Bank”), a state (Florida)-chartered commercial bank (collectively, the “Company”). The Holding Company’s only business is the operation of the Bank. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation. The Bank offers a variety of community banking services to individual and corporate customers through its three banking offices located in Broward County, Florida.

In the opinion of the management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2008, and the results of operations for the three- and nine-month periods ended September 30, 2008 and 2007, and cash flows for the nine-months periods ended September 30, 2008 and 2007. The results of operations for the three and nine months ended September 30, 2008, are not necessarily indicative of the results to be expected for the full year.

(2)	Loan Impairment and Credit Losses. The activity in the allowance for loan losses was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Balance at beginning of period	$694	$736	$692	$974
Charge-offs	(9)	—	(121)	(758)
Provision for loan losses	47	16	161	536

Balance at end of period	$732	$752	$732	$752

There were no impaired loans at December 31, 2007. The following summarizes the impaired loans at September 30, 2008, which were collateral dependent (in thousands):

At September 30, 2008
Loans identified as impaired-
Gross loans with no related allowance for losses recorded	$5,070

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Loan Impairment and Credit Losses, Continued. The average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Average net investment in impaired loans	$4,729	$—	$2,675	$2,114

Interest income recognized on impaired loans	$—	$—	$—	$39

Interest income received on impaired loans	$—	$—	$—	$39

At September 30, 2008 and 2007, the Company had no loans over ninety days past due still accruing interest. Nonaccrual loans were as follows (in thousands):

	At September 30,
	2008	2007
Nonaccrual loans	$4,564	$108

(3)	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2008 of the regulatory capital requirements and the Bank’s capital on a percentage basis:

	Bank	Regulatory Requirement
Tier I capital to total average assets	10.97%	4.00%

Tier I capital to risk-weighted assets	18.33%	4.00%

Total capital to risk-weighted assets	18.81%	8.00%

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(4)	Earnings Per Share. Basic earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share were computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options, computed using the treasury stock method. All amounts reflect the 5% stock dividends declared in May, 2008 and 2007. Earnings per common share have been computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted-average number of common shares outstanding used to calculate basic earnings per common share	3,120,992	3,112,990	3,120,992	3,110,596
Effect of dilutive stock options	41,283	67,571	54,458	75,342

Weighted-average number of common shares outstanding used to calculate diluted earnings per common share	3,162,275	3,180,561	3,175,450	3,185,938

The following options were excluded from the calculation of earnings per share due to the exercise price being above the average market price:

	Number Outstanding	Exercise Price	Expire
For the three and nine months ended September 30, 2008-
Options	278,987	$7.81-11.90	2014-2015

For the three and nine months ended September 30, 2007-
Options	267,412	$9.52-11.90	2014-2015

(5)	Stock-Based Compensation. The Company follows the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost to be recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of December 31, 2006, all stock options were fully vested and no options were granted in 2007 or 2008; therefore, no stock-based compensation has been recognized in 2007 or 2008.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Stock-Based Compensation, Continued. The Company established an Incentive Stock Option Plan (the “Plan”) for officers, directors and employees of the Company and reserved 600,686 (amended) shares of common stock for the plan. Both incentive stock options and nonqualified stock options may be granted under the plan. The exercise price of the stock options is determined by the board of directors at the time of grant, but cannot be less than the fair market value of the common stock on the date of grant. The options vest over three and five years. The options must be exercised within ten years from the date of grant. At September 30, 2008, 14,239 options were available for grant.

A summary of the activity in the Company’s stock option plan is as follows. All amounts reflect the 5% stock dividend declared on May 29, 2008 (dollars in thousands, except per share amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding and exercisable at December 31, 2007 and September 30, 2008	503,587	$7.68	4.9 years	$92

The total intrinsic value of options exercised during the three and nine months ended September 30, 2007 was $16,675. There was no tax benefit recognized in connection with the exercised stock options. No stock options were exercised in 2008.

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

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Currently, the Company has securities available for sale that are recorded at fair value on a recurring basis. Also from time to time the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as impaired loans. These non-recurring fair value adjustments involve the application of lower-of-cost-or-market accounting or write-downs of individual assets.

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

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring and non-recurring basis at September 30, 2008 (in thousands).

					Total Losses (1)
	Net carrying value at September 30, 2008				Three-Months Ended	Nine-Months Ended
	Total	Level 1	Level 2	Level 3	September 30, 2008	September 30, 2008
Securities available for sale	$240	240	—	—	—	1
Impaired loans	5,070	—	—	5,070	—	—

(1)	For securities available for sale, unrealized losses are recorded in accumulated other comprehensive loss.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(7)	Fair Value Measurements, Continued. Also effective January 1, 2008, the Company adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. Most of the provisions of this statement apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. Management determined that this Statement had no material effect on the Company’s consolidated financial statements.

(8)	Stock Purchase Plan. On September 25, 2008, the Company adopted a stock purchase plan (the “Plan”). The Plan allows the Company to purchase up to 5% of the common stock outstanding (approximately 156,050 shares).

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the interim financial data as of September 30, 2008, and for the three- and nine-month periods ended September 30, 2008 and 2007, presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

OptimumBank Holdings, Inc.

Fort Lauderdale, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of OptimumBank Holdings, Inc. and Subsidiary (the “Company”) as of September 30, 2008, and the condensed consolidated statements of earnings for the three- and nine-month periods ended September 30, 2008 and 2007 and the related condensed consolidated statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

October 20, 2008

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Recent Events

The Company has filed an application under the Troubled Asset Relief Program Capital Purchase Program with the U. S. Department of Treasury seeking approval to sell $4.578 million in preferred stock to the Treasury. The Company’s participation in the Capital Purchase Program will remain subject to various contingencies, including, but not limited to, acceptance by the Treasury of its application and approval by the shareholders of an amendment to the Company’s articles of incorporation authorizing the issuance of preferred stock. If the Company ultimately elects to participate in the Capital Purchase Program, the Company anticipates using the proceeds to increase its overall capital levels and provide funds for additional lending.

Comparison of September 30, 2008 and December 31, 2007

Liquidity and Capital Resources

The Company’s primary sources of cash during the nine months ended September 30, 2008 were from an increase in other borrowings of approximately $12.9 million, an increase in Federal Home Loan Bank advances of approximately $15.9 million, principal repayments of securities held to maturity of approximately $8.3 million, net loan repayments of approximately $9.3 million and cash provided from operating activities of approximately $3.4 million. Cash was used primarily for purchases of securities of approximately $35.6 million and to fund deposit withdrawals of approximately $12.5 million. At September 30, 2008, the Company had time deposits of approximately $66.3 million that mature in one year or less. At September 30, 2008, the Company exceeded its regulatory liquidity requirements. Management believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest-rate environment.

The following table shows selected information for the periods ended or at the dates indicated:

	Nine Months Ended September 30, 2008	Year Ended December 31, 2007	Nine Months Ended September 30, 2007
Average equity as a percentage of average assets	9.19%	8.96%	8.94%

Equity to total assets at end of period	8.96%	9.21%	8.82%

Return on average assets (1)	0.55%	0.73%	0.70%

Return on average equity (1)	5.94%	8.91%	7.83%

Noninterest expenses to average assets (1)	1.78%	1.57%	1.56%

(1)	Annualized for the nine months ended September 30, 2008 and 2007.

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

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at September 30, 2008, follows (in thousands):

Contract Amount
Commitments to extend credit	$5,165

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

	Three Months Ended September 30,
	2008			2007
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$159,844	2,749	6.88%	$172,935	3,240	7.49%
Securities	82,681	1,116	5.40	58,349	824	5.65
Other (1)	5,267	35	2.66	4,601	66	5.74

Total interest-earning assets/interest income	247,792	3,900	6.30	235,885	4,130	7.00

Cash and due from banks	486			403
Premises and equipment	3,164			3,316
Other	3,696			2,980

Total assets	$255,138			$242,584

Interest-bearing liabilities:
Savings, NOW and money-market deposits	34,449	264	3.07	26,379	308	4.67
Time deposits	76,924	782	4.07	93,963	1,135	4.83
Borrowings (2)	116,525	1,237	4.25	89,045	1,056	4.74

Total interest-bearing liabilities/ interest expense	227,898	2,283	4.01	209,387	2,499	4.77

Noninterest-bearing demand deposits	487			1,867
Other liabilities	3,591			9,794
Stockholders’ equity	23,162			21,536

Total liabilities and stockholders’ equity	$255,138			$242,584

Net interest income		$1,617			$1,631

Interest-rate spread (3)			2.29%			2.23%

Net interest margin (4)			2.61%			2.77%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.09			1.13

(1)	Includes interest-earning deposits with banks, federal funds sold and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and junior subordinated debenture.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30,
	2008			2007
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$162,846	8,731	7.15%	$177,116	9,801	7.38%
Securities	74,315	3,030	5.44	48,441	1,978	5.44
Other (1)	4,549	144	4.22	4,222	183	5.78

Total interest-earning assets/interest income	241,710	11,905	6.57	229,779	11,962	6.94

Cash and due from banks	478			343
Premises and equipment	3,200			3,486
Other	3,653			2,596

Total assets	$249,041			$236,204

Interest-bearing liabilities:
Savings, NOW and money-market deposits	32,361	804	3.31	26,550	890	4.47
Time deposits	81,843	2,697	4.39	97,536	3,471	4.74
Borrowings (2)	107,649	3,450	4.27	83,694	2,808	4.47

Total interest-bearing liabilities/interest expense	221,853	6,951	4.18	207,780	7,169	4.60

Noninterest-bearing demand deposits	827			1,741
Other liabilities	3,477			5,577
Stockholders’ equity	22,884			21,106

Total liabilities and stockholders’ equity	$249,041			$236,204

Net interest income		$4,954			$4,793

Interest-rate spread (3)			2.39%			2.34%

Net interest margin (4)			2.73%			2.78%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.09			1.11

(1)	Includes interest-bearing deposits in banks, federal funds sold and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and junior subordinated debenture.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended September 30, 2008 and 2007

General. Net earnings for the three months ended September 30, 2008, were $201,000 or $.06 per basic and diluted share compared to net earnings of $438,000 or $.14 per basic and diluted share for the period ended September 30, 2007. This decrease in the Company’s net earnings was primarily due to an increase in noninterest expenses.

Interest Income. Interest income decreased to $3.9 million for the three months ended September 30, 2008 from $4.1 million for the three months ended September 30, 2007. Interest income on loans decreased due primarily to a decrease in the average loan portfolio balance and a decrease in the average yield earned for the three months ended September 30, 2008. Interest on securities increased to $1.1 million due primarily to an increase in the average balance of the securities portfolio.

Interest Expense. Interest expense on deposits decreased to $1.0 million for the three months ended September 30, 2008 from $1.4 million for the three months ended September 30, 2007. Interest expense decreased primarily because of a decrease in the average balance of deposits and rates paid during 2008. Interest expense on borrowings increased to $1.2 million for the three months ended September 30, 2008 from $1.1 million for the three months ended September 30, 2007 due primarily to an increase in the average balance of borrowings.

Provision for Loan Losses. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectibility of our loan portfolio. The allowance for loan losses totaled $732,000 or .45% of loans outstanding at September 30, 2008, compared to $752,000, or .42% of loans outstanding at September 30, 2007. Management believes the balance in the allowance for loan losses at September 30, 2008 is adequate. The provision for the three months ended September 30, 2008, was $47,000 compared to $16,000 for the same period in 2007. The provision for loan losses is charged to earnings as losses are estimated to have occurred in order to bring the total allowance to a level deemed appropriate by management.

Noninterest Income. Total noninterest income increased to $78,000 for the three months ended September 30, 2008, from $47,000 for the three months ended September 30, 2007, primarily due to an increase in loan prepayment fees collected.

Noninterest Expenses. Total noninterest expenses increased to $1.3 million for the three months ended September 30, 2008 from $959,000 for the three months ended September 30, 2007, primarily due to losses relating to foreclosed assets.

Income Taxes. Income taxes for the three months ended September 30, 2008, were $122,000 (an effective rate of 37.8%) compared to income taxes of $265,000 (an effective rate of 37.7%) for the three months ended September 30, 2007.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Nine-Month Periods Ended September 30, 2008 and 2007

General. Net earnings for the nine months ended September 30, 2008, were $1,019,000 or $.33 per basic and $.32 per diluted share compared to net earnings of $1,240,000 or $.40 per basic and $.39 per diluted share for the period ended September 30, 2007. This decrease in the Company’s net earnings was primarily due to an increase in noninterest expenses.

Interest Income. Interest income decreased to $11.9 million for the nine months ended September 30, 2008 compared to $12.0 million for the nine months ended September 30, 2007. Interest income on loans decreased to $8.7 million due primarily to a decrease in the average loan portfolio balance and a decrease in the average yield earned in 2008. Interest on securities increased by $1.1 million due primarily to an increase in the average balance of the securities portfolio in 2008.

Interest Expense. Interest expense on deposit accounts decreased to $3.5 million for the nine months ended September 30, 2008, from $4.4 million for the nine months ended September 30, 2007. Interest expense on deposits decreased primarily because of a decrease in the average balance of deposits and rates paid in 2008. Interest expense on borrowings increased to $3.5 million for the nine months ended September 30, 2008 from $2.8 million for the nine months ended September 30, 2007 due primarily to an increase in the average balance of borrowings.

Provision for Loan Losses. The provision for the nine months ended September 30, 2008, was $161,000 compared to $536,000 for the same period in 2007. In 2007, the provision was primarily to reflect the impairment in value of a collateral dependent single-family residential construction loan, which was paid off in June 2007, through the sale of the underlying property. The provision for loan losses is charged to earnings as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectibility of our loan portfolio. The allowance for loan losses totaled $732,000 or .45% of loans outstanding at September 30, 2008, compared to $752,000, or .42% of loans outstanding at September 30, 2007. Management believes the balance in the allowance for loan losses at September 30, 2008 is adequate.

Noninterest Income. Total noninterest income decreased to $158,000 for the nine months ended September 30, 2008, from $440,000 for the nine months ended September 30, 2007 primarily as a result of a litigation settlement of $155,000 in 2007 and a decrease in loan prepayment fees.

Noninterest Expenses. Total noninterest expenses increased to $3.3 million for the nine months ended September 30, 2008 from $2.8 million for the nine months ended September 30, 2007, primarily due to losses relating to foreclosed assets.

Income Taxes. Income taxes for the nine months ended September 30, 2008, were $615,000 (an effective rate of 37.6%) compared to income taxes of $700,000 (an effective rate of 36.1%) for the nine months ended September 30, 2007.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 4T.	Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon management’s evaluation of those controls and procedures performed within the 90 days preceding the filing of this Report, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

b.	Changes in Internal Controls. We have made no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2008, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION

Item 6.	Exhibits

The following exhibits are filed with or incorporated by reference into this report. The exhibits denominated by (i) an asterisk (*) were previously filed as a part of a Registration Statement on Form 10-SB under the Exchange Act, filed with the Federal Deposit Insurance Corporation on March 28, 2003; (ii) a double asterisk (**) were previously filed as part of a current report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 11, 2004; and (iv) a triple asterisk (***) were previously filed as part of a Quarterly Report on Form 10-QSB filed with the SEC on August 12, 2004; (v) a quadruple asterisk (****) were previously filed as part of an Annual Report on Form 10-KSB filed with the SEC on March 31, 2006; and (vi) a quintuple asterisk (*****) were previously filed as part of an Annual Report on Form 10-KSB filed with the SEC on March 31, 2008.

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

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date: November 12, 2008	By:	/s/ Albert J. Finch
Albert J. Finch, Chief Executive Officer

Date: November 12, 2008	By:	/s/ Richard L. Browdy
Richard L. Browdy, Chief Financial Officer