Form 10-K
period 2008-12-31
OptimumBank Holdings, Inc.
filed 2009-03-31
CIK 1288855

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-1288855

OPTIMUMBANK HOLDINGS, INC.
(Name of registrant as specified in its charter)

Florida	55-0865043
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2477 East Commercial Blvd., Fort Lauderdale, FL	33308
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:
(954) 776-2332

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $0.01 per share

Securities registered pursuant to Section 12(g) of the Act:
None

          The registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐     NO ☒

          The registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐     NO ☒

          Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SK contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

          The registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.   YES ☐   NO ☒

          The aggregate market value of the Common Stock of the issuer held by non-affiliates of the issuer (2,057,603 shares) on March 23, 2009, was approximately $8,724,237. The aggregate market value was computed by reference to the last sale of the Common Stock of the issuer at $4.24 per share on March 23, 2009. For the purposes of this response, directors and executive officers are considered the affiliates of the issuer at that date.

          As of March 23, 2009, there were outstanding 3,120,992 shares of the issuer’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2009 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the issuer’s fiscal year end are incorporated by reference into Part III, Items 9 through 12, and 14, of this Annual Report on Form 10-K.

i

i

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

          OptimumBank Holdings is subject to the supervision and regulation of the Federal Reserve. OptimumBank is subject to the supervision and regulation of the Florida Office of Financial Regulation and the Federal Deposit Insurance Corporation. OptimumBank is a member of the Federal Home Loan Bank of Atlanta.

          At December 31, 2008, our company had total assets of $255.7 million, net loans of $160.7 million, total deposits of $114.9 million and stockholders’ equity of $22.8 million. During 2008, our company had net earnings of $520,000.

Recent Events

          In December 2008, we received preliminary approval from the U. S. Department of Treasury to sell up to $4.578 million in preferred stock to Treasury under its Troubled Asset Relief Program (“TARP”) Capital Purchase Program. Prior to closing the transaction, we declined to accept the TARP funds after consideration of all the factors associated with the receipt of TARP funds. We based our decision in part on the fact that we had capital well in excess of that required to be considered well-capitalized under banking regulations without the TARP funds.

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

Lending Activities

          We offer primarily real estate and to a lesser extent, consumer loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in our market area. Our market area consists of the tri-county area of Broward, Miami-Dade and Palm Beach counties. Our net loans at December 31, 2008 were $160.7 million, or 62.84% of total assets. The interest rates we charge on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. We have no foreign loans or loans for highly leveraged transactions.

          Our loans are concentrated in two major areas: residential and commercial real estate loans. As of December 31, 2008, 99.46% of our loan portfolio consisted of loans secured by mortgages on real estate, of which approximately 36.25% of the total loan portfolio was secured by one-to-four family residential properties. Our real estate loans are located primarily in our tri-county market area.

          Our real estate loans are secured by mortgages and consist primarily of loans to individuals and businesses for the purchase or improvement of, or investment in real estate. These real estate loans may be made at fixed or variable interest rates and are normally adjustable rate mortgages which adjust annually after the initial three to five year period. Our fixed rate loans generally are for terms of five years or less, and are repayable in monthly installments based on a maximum 30-year amortization schedule. Our consumer loans range from a term of one to five years and may be made at fixed or variable interest rates. We originate unsecured consumer loans as well as consumer loans secured by mortgages on residential and commercial real estate.

          Loan originations are derived primarily from existing customers, direct marketing and independent mortgage brokers that process our loans. We pay fees to these brokers in connection with their services; however, we perform the underwriting and approval of each of the loans we fund.

          Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions including interest rates, and risks inherent in dealing with individual borrowers. We attempt to minimize credit losses through various means. On larger credits, we rely on the cash flow and assets of a debtor as the source of repayment as well as the value of the underlying collateral. We also generally limit our real estate loans to 80% of the value of the underlying real estate collateral. We generally charge a prepayment penalty if a loan is repaid within the first two to three years of origination to recover any fees we paid for the origination of the loan.

Deposit Activities

          Deposits are the major source of our funds for lending and other investment activities. We consider the majority of our regular savings, demand, NOW, money market deposit accounts and CD’s under $100,000 to be core deposits. These accounts comprised approximately 67.9% of our total deposits at December 31, 2008. Approximately 73.2% of our deposits at December 31, 2008 were certificates of deposit. Generally, we attempt to maintain the rates paid on our deposits at a competitive level. Time deposits of $100,000 and over made up approximately 32.1% of our total deposits at December 31, 2008. Although these large deposits are not traditionally considered core deposits, the majority of these deposits have served as a stable source of funds in our targeted market. The majority of our deposits are generated from Broward County.

          We may use brokered deposits to facilitate the funding of our mortgage lending activities in circumstances when larger than anticipated loan volumes occur and there is not enough time to fund the additional loan demand through traditional deposit solicitation. The time frame from the initial order to the final funding of brokered deposits is generally one to three days. The rates paid on these brokered deposits are typically equal to or slightly less than the high end of the interest rates in OptimumBank’s competitive market area. Brokered deposits amounted to 11.9% and 6.0% of our total deposits at December 31, 2008 and 2007, respectively.

Investments

          We invest a portion of our assets in mortgage-backed securities and federal funds sold. Our investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds with minimal risk and for liquidity to fund increases in loan demand or to offset fluctuations in deposits.

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

Employees

          As of December 31, 2008, we had 19 full-time employees, including executive officers. The employees are not represented by a collective bargaining unit. We consider relations with employees to be good.

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

          Securities Regulation and Corporate Governance. OptimumBank Holdings’ common stock is registered with the Securities and Exchange Commission (the “SEC”) under Section 12(b) of the Securities Exchange Act of 1934, and we are subject to restrictions, reporting requirements and review procedures under federal securities laws and regulations. We are also subject to the rules and reporting requirements of the NASDAQ Global Market, on which our common stock is traded. Like other issuers of publicly traded securities, we must also comply with the corporate governance reforms enacted under the Sarbanes-Oxley Act of 2002 (“The Sarbanes-Oxley Act”) and the rules of the SEC and NASDAQ Stock Market adopted pursuant to the Sarbanes Oxley Act. Among other things, these reforms, effective as of various dates, require certification of financial statements by the chief executive officer and chief financial officer, prohibit the provision of specified services by independent auditors, require pre-approval of independent auditor services, define director independence and require certain committees, and a majority of a subject company’s board of directors, to consist of independent directors, establish additional disclosure requirements in reports filed with the SEC, require expedited filing of reports, require management evaluation and auditor attestation of internal controls, prohibit loans by the issuer (but not by certain depository institutions) to directors and officers, set record-keeping requirements, mandate complaint procedures for the reporting of accounting and audit concerns by employees, and establish penalties for non-compliance.

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

          Loans to One Borrower. Florida law generally allows a state bank such as OptimumBank to extend credit to any one borrower (and certain related entities of such borrower) in an amount up to 25% of its capital accounts, provided that the unsecured portion may not exceed 15% of the capital accounts of the bank. Based upon OptimumBank’s capital, the maximum loan OptimumBank is currently permitted to make is approximately $6.9 million, provided the unsecured portion does not exceed approximately $4.1 million.

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

▪	Federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers;
▪

Community Reinvestment Act requiring financial institutions to meet their obligations to provide for the total credit needs of the communities they serve, including investing their assets in loans to low and moderate-income borrowers;

▪

Home Mortgage Disclosure Act requiring financial institutions to provide information to enable public officials to determine whether a financial institution is fulfilling its obligations to meet the housing needs of

▪	the community it serves; Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibitive factors in extending credit;
▪

Real Estate Settlement Procedures Act which requires lenders to disclose certain information regarding the nature and cost of real estate settlements, and prohibits certain lending practices, as well as limits escrow account amounts in real estate transactions;

▪	Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies;
▪

Fair and Accurate Credit Transactions Act which establishes additional rights for consumers to obtain and correct credit reports, addresses identity theft, and establishes additional requirements for consumer reporting agencies and financial institutions that provide adverse credit information to a consumer reporting agency; and

▪	The rules and regulations of various federal agencies charged with the responsibility of implementing such federal laws.

          OptimumBank’s deposit and loan operations are also subject to the:

▪

The Gramm-Leach-Bliley Act of 1999 privacy provisions, which require us to maintain privacy policies intended to safeguard consumer financial information, to disclose these policies to our customers, and allow customers to “opt-out” of having their financial service providers disclose their confidential financial information to non-affiliated third parties, subject to certain exceptions;

▪

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

▪

Electronic Funds Transfer Act and Regulation E, which govern automatic deposits to, and withdrawals from, deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

          Capital Adequacy Requirements

          The Federal Reserve Board and bank regulatory agencies require bank holding companies and banks to maintain capital at adequate levels based on a percentage of assets and off balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common and qualifying preferred shareholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses except for certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. Banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. At December 31, 2008, the Bank met all capital requirements to which they were subject.

          The FDIC Improvement Act of 1991 (“FDICIA”) contains “prompt corrective action” provisions pursuant to which banks are to be classified into one of five categories based upon capital adequacy, ranging from “well capitalized” to “critically undercapitalized” and which require (subject to certain exceptions) the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes “significantly undercapitalized” or “critically undercapitalized.” Under regulations implementing the “prompt corrective action” provisions of FDICIA, the FDIC possesses broad powers to take prompt corrective action as deemed appropriate for a bank, based on the bank’s capital levels. The extent of these powers depends upon whether the bank in question is considered “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” Generally, as a bank is deemed to be less well-capitalized, the scope and severity of the FDIC’s powers increase, ultimately permitting the FDIC to appoint a receiver for the bank. Business activities may also be influenced by a bank’s capital classification. For instance, only a “well-capitalized” bank may accept brokered deposits without prior regulatory approval, and can engage in various expansion activities with prior notice, rather than prior regulatory approval. Failure to meet these capital requirements could subject the bank to the prompt corrective action provisions of the FDIC, which may include filing with the FDIC a plan describing the means and a schedule for achieving the minimum capital requirements. In addition, a bank would not be able to receive regulatory approval of any application that required consideration of capital adequacy, such as a branch or merger application, unless it could demonstrate a reasonable plan to meet the capital requirement within an acceptable period of time. As of December 31, 2008, OptimumBank met the capital requirements of a “well capitalized” institution.

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

Item 2. Properties

          The following table sets forth information with respect to our main office and branch offices as of December 31, 2008.

Location	Year Facility Opened	Facility Status

Executive Office

2477 East Commercial Boulevard Fort Lauderdale, Florida 33308	2004	Owned

Branch Offices

10197 Cleary Boulevard Plantation, Florida 33324	2000	Owned

3524 North Ocean Boulevard Fort Lauderdale, Florida 33308	2003	Leased (1)

2215 West Hillsboro Boulevard Deerfield Beach, Florida 22442	2004	Leased (2)

(1)

On February 1, 2007, OptimumBank entered into a sale/leaseback transaction for this facility. No gain or loss was recognized on this transaction. The lease is for a seven-year term. The monthly lease payment at December 31, 2008 was $4,444. The tenant is responsible for maintenance and real estate taxes.

(2)	Lease is for a ten-year term, with two five-year options to renew, for 2,500 square feet. The monthly lease payment at December 31, 2008 was $6,449.

Item 3. Legal Proceedings

          From time-to-time, we are involved in litigation arising in the ordinary course of our business. As of the date of the filing of this Form 10-K, we are of the opinion that the ultimate aggregate liability represented thereby, if any, will not have a material adverse effect on our consolidated financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2008.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

          Our common stock currently trades on the NASDAQ Global Market, under the symbol “OPHC.” The table below presents the high and low sales prices for the periods indicated.

Year	Quarter	High	Low

2007	First	$13.00	$8.12
	Second	$10.50	$8.50
	Third	$10.16	$6.39
	Fourth	$9.00	$6.51

2008	First	$9.71	$5.16
	Second	$9.45	$6.75
	Third	$8.01	$3.84
	Fourth	$6.00	$3.08

          We had approximately 208 holders registered or in street name as of December 31, 2008.

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

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SELECTED FINANCIAL DATA

At December 31, or for the Year Then Ended
(Dollars in thousands, except per share figures)

	2008	2007	2006	2005	2004
At Year End:

Cash and cash equivalents	$3,220	701	1,604	1,154	3,223
Securities held to maturity	82,208	58,471	33,399	25,618	24,134
Security available for sale	244	244	241	243	247
Loans, net	160,699	173,323	181,878	170,226	128,810
Loans held for sale	-	-	-	-	509
All other assets	9,369	8,808	8,581	8,803	7,635

Total assets	$255,740	241,547	225,703	206,044	164,558

Deposit accounts	114,925	125,034	129,502	114,064	97,994
Federal Home Loan Bank advances	68,700	56,850	56,550	52,950	37,650
Other borrowings	41,800	28,900	10,950	12,950	5,000
Junior subordinated debenture	5,155	5,155	5,155	5,155	5,155
All other liabilities	2,395	3,361	3,123	2,515	2,036
Stockholders’ equity	22,765	22,247	20,423	18,410	16,723

Total liabilities and stockholders’ equity	$255,740	241,547	225,703	206,044	164,558

For the Year:

Total interest income	15,570	16,137	14,191	11,334	8,815
Total interest expense	9,211	9,700	8,063	5,841	4,032

Net interest income	6,359	6,437	6,128	5,493	4,783
Provision for loan losses	1,374	476	265	149	136

Net interest income after provision for loan losses	4,985	5,961	5,863	5,344	4,647

Noninterest income	393	533	628	635	690
Noninterest expenses	4,545	3,749	3,574	3,396	2,801

Earnings before income taxes	833	2,745	2,917	2,583	2,536
Income taxes	313	1,003	1,083	982	966

Net earnings	$520	1,742	1,834	1,601	1,570

Net earnings per share, basic (1)	$.17	.56	.59	.52	.51

Net earnings per share, diluted (1)	$.16	.55	.57	.50	.50

Weighted-average number of shares outstanding, basic (1)	3,120,992	3,112,227	3,101,357	3,077,949	3,051,874

Weighted-average number of shares outstanding, diluted (1)	3,164,219	3,184,744	3,233,617	3,197,124	3,147,249

Ratios and Other Data:

Return on average assets	.21%	.73%	.85%	.86%	1.06%
Return on average equity	2.26%	8.16%	9.37%	9.09%	10.05%
Average equity to average assets	9.15%	8.96%	9.12%	9.42%	10.53%
Net interest margin during the year	2.61%	2.78%	2.96%	3.08%	3.35%
Interest-rate differential during the year	2.26%	2.34%	2.63%	2.84%	3.05%
Net yield on average interest-earning assets	6.38%	6.96%	6.85%	6.36%	6.18%
Noninterest expenses to average assets	1.81%	1.57%	1.67%	1.82%	1.89%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.09	1.10	1.08	1.08	1.11
Nonperforming loans and foreclosed assets as a percentage of total assets at end of year	2.03%	0.13%	-	-	2.54%
Allowance for loan losses as a percentage of total loans at end of year	1.18%	.40%	.54%	.46%	.49%
Total number of banking offices	3	3	3	3	3
Total shares outstanding at end of year (1)	3,120,992	3,121,132	3,109,359	3,083,653	3,067,824
Book value per share at end of year (1)	$7.29	7.13	6.57	5.97	5.45

(1)	All share and per share amounts have been adjusted to reflect the 5% stock dividends declared in May 2008, 2007 and 2006.

General

          OptimumBank Holdings, Inc. is a one-bank holding company formed in 2004. Our only business is the ownership and operation of OptimumBank. OptimumBank is a Florida chartered bank which opened in November 2000, and its deposits are insured by the FDIC. OptimumBank provides community banking services to individuals and businesses in Broward, Miami-Dade and Palm Beach counties. OptimumBank conducts operations from its Fort Lauderdale headquarters and three branch offices in Fort Lauderdale, Plantation and Deerfield Beach.

          At December 31, 2008, our company had total assets of $255.7 million, net loans of $160.7 million, total deposits of $114.9 million and stockholders’ equity of $22.8 million. During 2008, our company had net earnings of $520,000.

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

Loan Portfolio, Allowance for Loan Losses, Asset Quality and Credit Risk

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

          We grant the majority of our loans to borrowers throughout Broward and portions of Palm Beach and Miami-Dade Counties, Florida. Although we have a diversified loan portfolio, a significant portion of our borrowers’ ability to honor their contracts is dependent on the economy in Broward, Palm Beach and Miami-Dade County, Florida, and to a lesser extent, other regions in Florida.

          The following table sets forth the composition of our loan portfolio:

	At December 31,
	2008		2007		2006
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(dollars in thousands)

Residential real estate	$58,693	36.25%	$65,908	38.08%	$70,868	38.99%
Multi-family real estate	9,588	5.92	10,275	5.94	10,769	5.93
Commercial real estate	73,541	45.42	75,777	43.78	68,852	37.89
Land and construction	19,223	11.87	21,093	12.19	31,022	17.07
Commercial	-	-	-	-	-	-
Consumer	878.54		15.01		227.12

Total loans	161,923	100.00%	173,068	100.00%	181,738	100.00%

Add (deduct):
Allowance for loan losses	(1,906)		(692)		(974)
Net deferred loan costs discounts	682		947		1,114

Loans, net	$160,699		$173,323		$181,878

	At December 31,
	2005		2004
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)

Residential real estate	$65,016	38.29%	$61,070	47.38%
Multi-family real estate	15,135	8.91	10,853	8.42
Commercial real estate	54,286	31.97	38,064	29.53
Land and construction	34,760	20.47	18,169	14.09
Commercial	570.33		581.45
Consumer	43.03		162.13

Total loans	169,810	100.00%	128,899	100.00%

Add (deduct):
Allowance for loan losses	(777)		(628)
Net deferred loan costs discounts	1,193		539

Loans, net	$170,226		$128,810

          The following table sets forth the activity in the allowance for loan losses (in thousands):

	Year Ended December 31,
	2008	2007	2006	2005	2004

Beginning balance	$692	$974	$777	$628	$492
Provision for loan losses	1,374	476	265	149	136
Loans charged off:
Residential real estate	(112)	(758)	(68)	-	-
Commercial real estate	(48)	-	-	-	-
Total Loans Charged Off	(160)	(758)	(68)	-	-

Ending balance	$1,906	$692	$974	$777	$628

          The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when we believe the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. In 2008, the charge-offs related to single-family residential loans and a commercial real estate loan. In 2007, the charge-offs related to a single-family residential loan. The allowance for loan losses represented 1.18% and .40% of the total loans outstanding at December 31, 2008 and 2007, respectively.

          We evaluate the allowance for loan losses on a regular basis. It is based on our periodic review of the collectibility of the existing loan portfolio in light of historical loss experience, the nature and volume of the loan portfolio, adverse situations, including economic conditions, that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

          We measure impairment on a loan by loan basis for all our loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. For loans that are collateral dependent, our estimates of the fair value of collateral are based on a variety of information, including the use of available appraisals, estimates of market value by licensed appraisers or local real estate brokers, and the knowledge and experience of our management related to property values in our market areas. Our management takes into consideration the type, location and occupancy of the property as well as current economic conditions in the area the property is located in assessing estimates of fair value.

          In the table below, we have shown the two components, as discussed above, of our allowance for loan losses at December 31, 2008 and 2007 (dollars in thousands):

	At December 31,
	2008	2007
Impaired loans	$10,938	$-

Specific Allowance on Impaired Loans	1,120	-

Specific allowance as percentage of impaired loans	10.24%	-%

Total loans other than impaired loans	150,985	173,068

General Allowance	786	692

General allowance as percentage of non impaired loans	.52%	.40%

Total loans	161,923	173,068

Total allowance for loan losses	1,906	692

Allowance for loan losses as percentage of total loans	1.18%	.40%

          The following table sets forth our allowance for loan losses by loan type (dollars in thousands):

	At December 31,
	2008		2007		2006
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans

Residential real estate	$928	36.25%	$187	38.08%	$400	38.99%
Multi-family real estate	62	5.92	59	5.94	54	5.93
Commercial real estate	463	45.42	379	43.78	406	37.89
Land and construction	444	11.87	67	12.19	114	17.07
Commercial	-	-	-	-	-	-
Consumer	9.54		-	.01	-	.12

Total allowance for loan losses	$1,906	100.00%	$692	100.00%	$974	100.00%

Allowance for loan losses as a percentage of total loans outstanding	1.18%		0.40%		0.54%

	At December 31,
	2005		2004
	Amount	% of Total Loans	Amount	% of Total Loans

Residential real estate	$206	38.29%	$218	47.38%
Multi-family real estate	81	8.91	52	8.42
Commercial real estate	347	31.97	240	29.53
Land and construction	140	20.47	115	14.09
Commercial	3.33		3.45
Consumer	-	.03	-	.13

Total allowance for loan losses	$777	100.00%	$628	100.00%

Allowance for loan losses as a percentage of total loans outstanding	0.46%		0.49%

          Information about impaired loans, all of which are collateral dependent, is as follows (in thousands):

	At December 31,
	2008	2007
Loans identified as impaired:
Gross loans with no related allowance for losses	$4,001	$-
Gross loans with related allowance for loan losses recorded	6,937	-
Less: Allowance on these loans	(1,120)	-

Net investment in impaired loans	$9,818	$-

          There were no impaired loans during 2006. During 2008 and 2007, the average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

	Year Ended December 31,
	2008	2007

Average investment in impaired loans	$3,240	$1,581

Interest income recognized on impaired loans	$-	$39

Interest income received on a cash basis on impaired loans	$-	$39

          The increase in impaired loans in 2008 is reflective of the current real estate market in Florida and the economy in general. The net investment in impaired loans at December 31, 2008 consists of 10 land loans with a carrying value of $7.41 million, net of related allowance for loan losses of $420,000, and one residential loan in the amount of $2.408 million, net of related allowance for loan losses of $700,000, secured by a single-family residence in Naples, Florida. The largest impaired land loans consist of two loans in the aggregate amount of $4.299 million, net of related allowance for loan losses of $5,033, secured by undeveloped waterfront land in North Fort Myers, Florida, and a $1.869 million loan, net of related allowance for loan losses of $200,000, secured by waterfront lots in Bonita Springs, Florida.

          At December 31, 2006 and 2005, the Company had no nonaccrual loans or loans over 90 days past due still accruing interest. Nonaccrual and past due loans were as follows as of December 31, 2008, 2007 and 2004 (in thousands):

	At December 31,
	2008	2007	2004

Nonaccrual loans	$5,086	$245	$3,268

Past ninety days or more, but still accruing interest	$-	$-	$-

          All non-accrual loans at December 31, 2008 have been identified by management as impaired loans at that date.

          At December 31, 2008 and 2007, the Company had $95,000 and $79,000, respectively, of foreclosed real estate assets.

Liquidity and Capital Resources

          Liquidity represents an institution’s ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Our ability to respond to the needs of depositors and borrowers and to benefit from investment opportunities is facilitated through liquidity management.

          Our primary sources of cash during the year ended December 31, 2008 were from other borrowings of $12.9 million, principal repayments of securities held to maturity of $11.4 million, net repayments of loans of $10.0 million and proceeds from Federal Home Loan Bank advances of $22.5 million. Cash was used primarily to purchase securities held to maturity totaling $35.6 million, repayment of Federal Home Loan Bank advances of $10.7 million and to fund deposit withdrawals of $10.1 million. We adjust rates on our deposits to attract or retain deposits as needed. In addition to obtaining funds from depositors in our market area, from time to time we utilize brokers to obtain deposits outside our market area.

          In addition to obtaining funds from depositors, we may borrow funds from other financial institutions. We are a member of the Federal Home Loan Bank of Atlanta, which allows us to borrow funds under a pre-arranged line of credit equal to 40% of the Bank’s total assets. As of December 31, 2008, we had $68.7 million in borrowings outstanding from the Federal Home Loan Bank of Atlanta to facilitate loan fundings and manage our asset and liability structure. In addition, we have an unsecured “federal funds” line of credit with Independent Bankers Bank of Florida totaling $6 million, none of which was outstanding at December 31, 2008. This credit line is normally used to meet short-term funding demands. At December 31, 2008, we sold securities under an agreement to repurchase totaling $41.8 million. These borrowings are collateralized by securities held to maturity with a carrying value of $55.6 million at December 31, 2008. We believe our liquidity sources are adequate to meet our operating needs.

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

          The following table sets forth the amortized cost and fair value of our securities portfolio (in thousands):

	Amortized Cost	Fair Value
At December 31, 2008:
Securities held to maturity:
Mortgage-backed securities	$82,108	$78,656
Foreign bond	100	100

	$82,208	$78,756

Security available for sale-Mutual fund	$250	$244

At December 31, 2007:
Securities held to maturity:
Mortgage-backed securities	$58,371	$58,017
Foreign bond	100	100

	$58,471	$58,117

Security available for sale-Mutual fund	$250	$244

At December 31, 2006:
Securities held to maturity:
Mortgage-backed securities	$33,299	$33,050
Foreign bond	100	100

	$33,399	$33,150

Security available for sale-Mutual fund	$250	$241

          A decline in the market value of any security below cost that is deemed to be other-then-temporary results in a reduction of carrying value to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, we consider (1) the length of time and the extent to which fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; and (3) whether we have the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Because the decline in fair value and the unrealized losses on the investment securities at December 31, 2008, are attributable to market conditions and not credit quality, and because we have the ability and intent to hold these investments until a market price recovery or maturity, we do not consider these investments other-than-temporarily impaired.

          The following table sets forth, by maturity distribution, certain information pertaining to the securities portfolio (dollars in thousands):

	Within One Year	After One But Within Five Years	After Five Years Through Ten Years	After Ten Years	Total	Yield

At December 31, 2008:
Mortgage-backed securities	$-	$-	$1,604	$80,504	$82,108	5.41%

Foreign bond	$-	$-	$100	$-	$100	5.95%

At December 31, 2007:
Mortgage-backed securities	$-	$-	$-	$58,371	$58,371	5.59%

Foreign bond	$-	$-	$100	$-	$100	5.95%

At December 31, 2006:
Mortgage-backed securities	$-	$-	$-	$33,299	$33,299	5.01%

Foreign bond	$-	$-	$100	$-	$100	5.95%

Regulatory Capital Adequacy

          The Bank is subject to various regulatory capital requirements administered by the Federal and state banking agencies. As of December 31, 2008, the most recent notification from the regulatory authorities categorized our Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the following tables. There are no conditions or events since that notification that management believes have changed our category.

          The following table sets forth for the Bank the amount and the percentage of our actual regulatory capital, regulatory capital for capital adequacy purposes, and the minimum regulatory capital to be well capitalized under the prompt corrective action provisions of the Federal regulations (dollars in thousands).

REGULATORY CAPITAL REQUIREMENTS

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
As of December 31, 2008:
Total Capital to Risk-Weighted Assets	$29,357	18.91%	$12,419	8.00%	$15,524	10.00%
Tier I Capital to Risk-Weighted Assets	27,451	17.68	6,210	4.00	9,314	6.00
Tier I Capital to Total Assets	27,451	10.71	10,254	4.00	12,818	5.00

As of December 31, 2007:
Total Capital to Risk-Weighted Assets	27,966	17.95	12,465	8.00	15,581	10.00
Tier I Capital to Risk-Weighted Assets	27,274	17.50	6,232	4.00	9,349	6.00
Tier I Capital to Total Assets	27,274	11.15	9,787	4.00	12,234	5.00

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
As of December 31, 2006:
Total Capital to Risk-Weighted Assets	$26,334	16.72%	$12,599	8.00%	$15,749	10.00%
Tier I Capital to Risk-Weighted Assets	25,360	16.10	6,299	4.00	9,449	6.00
Tier I Capital to Total Assets	25,360	11.24	9,026	4.00	11,282	5.00

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

          The following table sets forth certain information relating to our interest-earning assets and interest-bearing liabilities at December 31, 2008, that are estimated to mature or are scheduled to reprice within the period shown (dollars in thousands):

GAP MATURITY / REPRICING SCHEDULE

	One Year or Less	More than One Year and Less than Five Years	More than Five Years and Less than Fifteen Years	Over Fifteen Years	Total
Loans (1):
Residential real estate loans	$37,274	$20,179	$1,240	$-	$58,693
Multi-family real estate loans	5,946	3,642	-	-	9,588
Commercial real estate loans	45,238	27,091	1,212	-	73,541
Land and construction	13,937	5,286	-	-	19,223
Consumer loans	518	257	-	97	872

Total loans	102,913	56,455	2,452	97	161,917

Federal funds sold	2,143	-	-	-	2,143
Securities (2)	3,903	-	32,812	45,737	82,452
Federal Home Loan Bank stock	3,526	-	-	-	3,526

Total rate-sensitive assets	112,485	56,455	35,264	45,834	250,038

Deposit accounts (3):
Money-market deposits	28,009	-	-	-	28,009
Interest-bearing checking deposits	1,464	-	-	-	1,464
Savings deposits	1,195	-	-	-	1,195
Time deposits	72,989	11,178	-	-	84,167

Total deposits	103,657	11,178	-	-	114,835

Federal Home Loan Bank advances	43,200	25,500	-	-	68,700
Other borrowings	20,900	20,900	-	-	41,800
Junior subordinated debenture	5,155	-	-	-	5,155

Total rate-sensitive liabilities	172,912	57,578	-	-	230,490

GAP (repricing differences)	$(60,427)	$(1,123)	$35,264	$45,834	$19,548

Cumulative GAP	$(60,427)	$(61,550)	$(26,286)	$19,548

Cumulative GAP/total assets	(23.63)%	(24.07)%	(10.28)%	7.64%

(1)

In preparing the table above, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayment, according to their maturities.

(2)	Securities are scheduled through the repricing date.
(3)	Money-market, interest-bearing checking and savings deposits are regarded as readily accessible withdrawable accounts. All other time deposits are scheduled through the maturity dates.

          The following table sets forth loan maturities by type of loan at December 31, 2008 (in thousands):

	One Year or Less	After One But Within Five Years	After Five Years	Total

Residential real estate	$3,040	$3,200	$52,453	$58,693
Multi-family real estate	-	-	9,588	9,588
Commercial real estate	7,188	5,345	61,008	73,541
Land and construction	7,136	303	11,784	19,223
Consumer	518	257	97	872

Total	$17,882	$9,105	$134,930	$161,917

          The following table sets forth the maturity or repricing of loans by interest type at December 31, 2008 (in thousands):

	One Year or Less	After One But Within Five Years	After Five Years	Total

Fixed interest rate	$15,269	$2,524	$7,877	$25,670
Variable interest rate	87,643	47,327	1,277	136,247

Total	$102,912	$49,851	$9,154	$161,917

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

          We are party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit. At December 31, 2008, we had outstanding commitments to originate real estate loans totaling $2.0 million. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the consolidated balance sheet. The contractual amounts of those instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

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

          The following is a summary of the Bank’s contractual obligations, including certain on-balance sheet obligations, at December 31, 2008 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Federal Home Loan Bank advances	$68,700	$11,000	$10,000	$19,500	$28,200
Junior subordinated debenture	5,155	5,155	-	-	-
Other borrowings	41,800	-	-	41,800	-
Operating leases	558	133	266	159	-
Loan commitments	2,000	2,000	-	-	-

Total	$118,213	$18,288	$10,266	$61,459	$28,200

Deposits

          Deposits traditionally are the primary source of funds for our use in lending, making investments and meeting liquidity demands. We have focused on raising time deposits primarily within our market area, which is the tri-county area of Broward, Miami-Dade and Palm Beach counties. However, we offer a variety of deposit products, which we promote within our market area. Net deposits decreased $10.1 million in 2008 and $4.5 million in 2007.

          In years prior to 2008, we used brokered deposits to facilitate mortgage loan fundings in circumstances when larger than anticipated loan volumes occur and there was limited time to fund the additional loan demand through traditional deposit solicitation. In general, brokered deposits can be obtained in one to three days. Historically, the rates paid on these deposits are typically equal to or slightly less than the high end of the interest rates in our market area. In 2008, local deposit rates were driven higher by troubled institutions in our market area, and we increased our use of brokered deposits because the rates we paid on brokered deposits were significantly lower than the local rates we would have been otherwise required to pay. Brokered deposits amounted to $13.7 million and $7.5 million as of December 31, 2008 and December 31, 2007, respectively.

          The following table displays the distribution of the Bank’s deposits at December 31, 2008, 2007 and 2006 (dollars in thousands):

	At December 31,
	2008		2007		2006
	Amount	% of Deposits	Amount	% of Deposits	Amount	% of Deposits

Noninterest-bearing demand deposits	$90.08%		$1,304	1.04%	$545.42%
Interest-bearing demand deposits	1,464	1.27	967.77		1,780	1.37
Money-market deposits	28,009	24.37	26,760	21.40	23,239	17.95
Savings	1,195	1.04	475.39		856.66

Subtotal	30,758	26.76	29,506	23.60	26,420	20.40

Time deposits:
2.00% – 2.99%	$7,696	6.70%	$-	-%	$501.39%
3.00% – 3.99%	39,678	34.53	11,721	9.37	16,578	12.80
4.00% – 4.99%	35,627	31.00	44,680	35.73	47,282	36.51
5.00% – 5.99%	1,146	1.00	37,801	30.23	38,721	29.90
6.00% – 6.99%	20.01		1,326	1.07	-	-

Total time deposits (1)	84,167	73.24	95,528	76.40	103,082	79.60

Total deposits	$114,925	100.00%	$125,034	100.00%	$129,502	100.00%

          (1)          Included are Individual Retirement Accounts (IRA’s) totaling $6,618,000 and $7,522,000 at December 31, 2008 and 2007, respectively, all of which are in the form of time deposits.

          Deposits of $100,000 or more, or Jumbo Time Deposits, are generally considered a more unpredictable source of funds. The following table sets forth our maturity distribution of deposits of $100,000 or more at December 31, 2008 and 2007 (in thousands):

	At December 31,
	2008	2007

Due three months or less	$5,980	$8,033
Due more than three months to six months	6,225	16,616
More than six months to one year	21,551	8,680
One to five years	3,103	5,543

Total	$36,859	$38,872

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

	Years Ended December 31,
	2008			2007			2006
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Interest-earning assets:
Loans	$162,157	$11,236	6.93%	$176,679	$13,086	7.41%	$175,225	$12,662	7.23%
Securities	76,975	4,183	5.43	50,891	2,803	5.51	28,129	1,323	4.70
Other interest-earning assets (1)	4,786	151	3.16	4,364	248	5.68	3,851	206	5.35

Total interest-earning assets/interest income	243,918	15,570	6.38	231,934	16,137	6.96	207,205	14,191	6.85

Cash and due from banks	538			346			311
Premises and equipment	3,181			3,433			4,034
Other assets	3,234			2,609			3,019

Total assets	$250,871			$238,322			$214,569

Interest-bearing liabilities:
Savings, NOW and money-market deposits	32,291	1,024	3.17	26,648	1,196	4.49	11,974	390	3.26
Time deposits	81,461	3,497	4.29	97,269	4,640	4.77	108,448	4,758	4.39
Borrowings (4)	109,961	4,690	4.27	86,089	3,864	4.49	70,614	2,915	4.13

Total interest-bearing liabilities/interest expense	223,713	9,211	4.12	210,006	9,700	4.62	191,036	8,063	4.22

Noninterest-bearing demand deposits	715			1,684			747
Other liabilities	3,478			5,289			3,214
Stockholders’ equity	22,965			21,343			19,572

Total liabilities and stockholders’ equity	$250,871			$238,322			$214,569

Net interest income		$6,359			$6,437			$6,128

Interest rate spread (2)			2.26%			2.34%			2.63%

Net interest margin (3)			2.61%			2.78%			2.96%

Ratio of average interest-earning assets to average interest-bearing liabilities			1.09			1.10			1.08

(1)	Includes interest-earning deposits with banks, Federal funds sold and Federal Home Loan Bank stock dividends.
(2)	Interest rate spread represents the difference between average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.
(4)	Includes Federal Home Loan Bank advances, junior subordinated debenture and securities sold under an agreement to repurchase.

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

	Year Ended December 31, 2008 versus 2007 Increases (Decreases) Due to Change In:
	Rate	Volume	Rate/ Volume	Total
Interest-earning assets:
Loans	$(844)	$(1,076)	$70	$(1,850)
Securities	(37)	1,437	(20)	1,380
Other interest-earning assets	(111)	23	(9)	(97)

Total interest-earning assets	(992)	384	41	(567)

Interest-bearing liabilities:
Savings, NOW and money-market	(351)	253	(74)	(172)
Time deposits	(464)	(754)	75	(1,143)
Other	(192)	1,070	(52)	826

Total interest-bearing liabilities	(1,007)	569	(51)	(489)

Net interest income	$15	$(185)	$92	$(78)

	Year Ended December 31, 2007 versus 2006 Increases (Decreases) Due to Change In:
	Rate	Volume	Rate/ Volume	Total
Interest income:
Loans	$316	$105	$3	$424
Securities	227	1,071	182	1,480
Other interest-earning assets	14	26	2	42

Total interest income	557	1,202	187	1,946

Interest expense:
Savings, NOW and money-market	148	478	180	806
Time deposits	414	(491)	(41)	(118)
Borrowings	254	638	57	949

Total interest expense	816	625	196	1,637

Net interest income	$(259)	$577	$(9)	$309

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

General. Net earnings for 2008 were $520,000, or $.17 per basic and $.16 per diluted share, $1.2 million less than in 2007. The primary factors explaining the decline were a $796,000 increase in noninterest expenses coupled with a $898,000 increase in the provision for loan losses, and a $78,000 decrease in net interest income, partially offset by a $690,000 decrease in income tax expense.

Interest Income. Interest income decreased to $15.6 million for 2008 compared to $16.1 million for 2007. Interest income on loans decreased to $11.2 million due primarily to a decrease in the average loan portfolio balance and a decrease in the average yield earned in 2008. Interest on securities increased by $1.4 million due primarily to an increase in the average balance of the securities portfolio in 2008.

Interest Expense. Interest expense on deposit accounts decreased to $4.5 million for 2008, from $5.8 million for 2007. Interest expense on deposits decreased primarily because of a decrease in the average balance of deposits and rates paid in 2008. Interest expense on borrowings increased to $4.7 million for 2008 from $3.9 million for 2007 due primarily to an increase in the average balance of borrowings.

Provision for Loan Losses. The provision for 2008 was $1,374,000 compared to $476,000 for 2007. In 2008, the provision was increased primarily to reflect the impairment in value of ten loans in the amount of $1.1 million. The provision for loan losses is charged to earnings as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management. Management’s periodic evaluation of the adequacy of the allowance is based upon historical loan loss experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectibility of our loan portfolio. The allowance for loan losses totaled $1,906,000 or 1.18% of loans outstanding at December 31, 2008, compared to $692,000, or .40% of loans outstanding at December 31, 2007. Management believes the balance in the allowance for loan losses at December 31, 2008 is adequate.

Noninterest Income. Total noninterest income decreased to $393,000 for 2008, from $533,000 for 2007 primarily as a result of a litigation settlement of $155,000 in 2007 and a decrease in loan prepayment fees in 2008.

Noninterest Expenses. Total noninterest expenses increased to $4.5 million for 2008 from $3.7 million for 2007, primarily due to losses relating to foreclosed assets recorded in 2008 of $517,000 related to one residential property, compared to no such losses in 2007.

Income Taxes. Income taxes for 2008, were $313,000 (an effective rate of 37.6%) compared to income taxes of $1,003,000 (an effective rate of 36.5%) for 2007.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

General. Net earnings for 2007 were $1.7 million, or $.56 per basic and $.55 per diluted share, $92,000 less than in 2006. The primary factors explaining the decline were a $175,000 increase in noninterest expenses coupled with a $211,000 increase in the provision for loan losses, partially offset by a $309,000 increase in net interest income.

Interest Income. Interest income totaled $16.1 million in 2007, an increase of $1.9 million, or 13.7%. This increase was primarily due to a $22.8 million, or 80.9%, increase in the average securities portfolio balance coupled with an increase in the average yield earned on securities, from 4.70% to 5.51%, resulting in a $1.5 million increase in interest on securities. Interest income on loans increased by 3.4%, or $424,000, primarily due to an increase in the average yield earned on loans, from 7.23% to 7.41%.

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

Selected Quarterly Results

          Selected quarterly results of operations for the four quarters ended December 31, 2008 and 2007 are as follows (in thousands, except share amounts):

	2008				2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$3,665	$3,900	$3,980	$4,025	$4,175	$4,130	$4,005	$3,827
Interest expense	2,260	2,283	2,319	2,349	2,531	2,499	2,430	2,240
Net interest income	1,405	1,617	1,661	1,676	1,644	1,631	1,575	1,587
Provision (credit) for loan losses	1,213	47	(7)	121	(60)	16	209	311
Net interest income after provision for loan losses	192	1,570	1,668	1,555	1,704	1,615	1,366	1,276
Noninterest income	235	78	38	42	93	47	159	234
Noninterest expense	1,228	1,325	1,083	909	993	959	905	892
(Loss) earnings before income taxes	(801)	323	623	688	804	703	620	618
Net (loss) earnings	(498)	201	388	429	501	438	387	416
Basic (loss) earnings per common share	(.16)	.06	.12	.13	.16	.14	.12	.14
Diluted (loss) earnings per common share	(.16)	.06	.12	.13	.16	.13	.13	.13

Item 7. Financial Statements

          The financial statements of OptimumBank Holdings, Inc. as of and for the years ended December 31, 2008 and 2007 are set forth in this Form 10-K as Exhibit 13.1 and contain the following information:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets, December 31, 2008 and 2007
Consolidated Statements of Earnings for the Years Ended December 31, 2008 and 2007
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008 and 2007
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007
Notes to Consolidated Financial Statements, December 31, 2008 and 2007 and for the Years Then Ended

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

          The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Company used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

(c) Changes in Internal Controls

          We have made no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 8B. Other Information

          The Company did not fail to file any Form 8-K or to disclose any information required to be disclosed therein during the fourth quarter of 2008.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

          OptimumBank has a Code of Ethics that applies to its chief executive officer, chief operating officer, chief financial officer (who is also its chief accounting officer) and controller, a copy of which is incorporated by reference into this Form 10-K as Exhibit 14.1. This Code of Ethics is also posted on our website at www.optimumbank.com/corpgovernance.html.

          The information contained under the sections captioned “Nominees” and “Executive Officers Who Are Not Directors” under “Proposal 1: Election of Directors and Management Information” and “The Board of Directors Meetings and Committees” under “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2009, at 10:00 a.m. to be filed with the SEC pursuant to Regulation 14A within 120 days of the registrant’s fiscal year end (the “Proxy Statement”), is incorporated herein by reference.

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

          We had one compensation plan under which shares of our common stock were issuable at December 31, 2008. This plan is our Stock Option Plan, previously approved by our stockholders. The following table sets forth information as of December 31, 2008 with respect to the number of shares of our common stock issuable pursuant to the Stock Option Plan.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities Reflected in Column (a)

Equity compensation plans approved by security holders	503,587	$7.68	14,239

Total	503,587	$7.68	14,239

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

Item 13. Exhibits

          (a) The following documents are filed as part of this report

          The following exhibits are filed with or incorporated by reference into this report. The exhibits denominated by (i) an asterisk (*) were previously filed as a part of a Registration Statement on Form 10-SB under the Exchange Act, filed with the Federal Deposit Insurance Corporation on March 28, 2003; (ii) a double asterisk (**) were previously filed as a part of an Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (“SEC”) on March 30, 2004; (iii) a triple asterisk (***) were previously filed as part of a current report on Form 8-K filed with the SEC on May 11, 2004; (iv) a quadruple asterisk (****) were previously filed as part of a Quarterly Report on Form 10-QSB filed with the SEC on August 12, 2004; and (v) a quintuple asterisk (*****) were previously filed as part of an Annual Report on Form 10-KSB filed with the SEC on March 31, 2006; (v) a sextuple asterisk (******) were previously filed as part of an Annual Report on Form 10-K filed with the SEC on March 31, 2008.

3. Exhibits

**	2.1	Agreement and Plan of Reorganization between OptimumBank and OptimumBank Holdings, Inc. dated March 23, 2004
***	3.1	Articles of Incorporation
	3.2	Articles of Amendment to Articles of Incorporation
***	3.3	Bylaws
****	4.1	Form of stock certificate
*****	10.1(a)	Amended and Restated Stock Option Plan
*	10.3(a)	Agreement between OptimumBank, Albert J. Finch and Richard L. Browdy dated June 14, 2002
	13.1	Consolidated Financial Statements of OptimumBank Holdings, Inc. and Report of Independent Registered Public Accounting Firm
******	14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers
	21.1	Subsidiaries of the Registrant
	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(a)	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

Item 14. Principal Accountant Fees and Services

          The information contained under the section captioned “Independent Accountants” in the Proxy Statement is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lauderdale, State of Florida, on the 31st day of March 2009.

OPTIMUMBANK HOLDINGS, INC.

/s/ Albert J. Finch
Albert J. Finch
Chief Executive Officer

/s/ Richard L. Browdy
Richard L. Browdy
Chief Financial Officer (Chief Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2009.

Signature	Title

/s/ Albert J. Finch	Director
Albert J. Finch

/s/ Richard L. Browdy	Director
Richard L. Browdy

/s/ Michael Bedzow	Director
Michael Bedzow

Director
Sam Borek

/s/ Irving P. Cohen	Director
Irving P. Cohen

/s/ Gordon Deckelbaum	Director
Gordon Deckelbaum

Director
H. David Krinsky

/s/ Wendy Mitchler	Director
Wendy Mitchler

/s/ Larry Willis	Director
Larry Willis

Exhibit Index

Exhibit No.	Description of Exhibit

3.2	Articles of Amendment to Articles of Incorporation

13.1	OptimumBank Holdings, Inc. and Report of Independent Registered Public Accounting Firm

21.1	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002