Form 10-Q
period 2009-03-31
OptimumBank Holdings, Inc.
filed 2009-05-14
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,120,992 shares of Common Stock, $.01 par value, issued and outstanding as of May 14, 2009

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	March 31, 2009	December 31, 2008
	(unaudited)
Assets
Cash and due from banks	$156	$980
Interest-bearing deposits with banks	121	97
Federal funds sold	7,599	2,143

Total cash and cash equivalents	7,876	3,220

Securities held to maturity (fair value of $76,781 and $78,756)	86,598	82,208
Security available for sale	246	244
Loans, net of allowance for loan losses of $1,827 and $1,906	162,031	160,699
Federal Home Loan Bank stock	3,551	3,526
Premises and equipment, net	3,051	3,094
Foreclosed assets	90	95
Accrued interest receivable	1,254	1,277
Other assets	1,231	1,377

Total assets	$265,928	$255,740

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	$50	$90
Savings, NOW and money-market deposits	35,588	30,668
Time deposits	89,132	84,167

Total deposits	124,770	114,925

Federal Home Loan Bank advances	68,700	68,700
Other borrowings	41,800	41,800
Junior subordinated debenture	5,155	5,155
Advanced payment by borrowers for taxes and insurance	1,181	935
Official checks	634	553
Other liabilities	863	907

Total liabilities	243,103	232,975

Stockholders’ equity:
Common stock, $.01 par value; 6,000,000 shares authorized, 3,120,992 shares issued and outstanding	31	31
Additional paid-in capital	18,494	18,494
Retained earnings	4,302	4,244
Accumulated other comprehensive loss	(2)	(4)

Total stockholders’ equity	22,825	22,765

Total liabilities and stockholders’ equity	$265,928	$255,740

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Interest income:
Loans	$2,420	$3,116
Securities	1,247	853
Other	—	56

Total interest income	3,667	4,025

Interest expense:
Deposits	976	1,314
Borrowings	1,214	1,035

Total interest expense	2,190	2,349

Net interest income	1,477	1,676

Provision for loan losses	405	121

Net interest income after provision for loan losses	1,072	1,555

Noninterest income:
Service charges and fees	30	42
Other	1	—

Total noninterest income	31	42

Noninterest expenses:
Salaries and employee benefits	543	535
Occupancy and equipment	156	164
Data processing	45	43
Professional fees	92	70
Insurance	16	13
Stationary and supplies	7	8
Provision for losses on foreclosed assets	5	—
Other	146	76

Total noninterest expenses	1,010	909

Earnings before income taxes	93	688

Income taxes	35	259

Net earnings	$58	$429

Net earnings per share:

Basic	$.02	$.14

Diluted	$.02	$.13

Dividends per share	$—	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2009 and 2008

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2007	2,972,507	$30	$17,308	$4,913	$(4)	$22,247

Comprehensive income:

Net earnings for the three months ended March 31, 2008 (unaudited)	—	—	—	429	—	429

Net change in unrealized loss on security available for sale (unaudited)	—	—	—	—	1	1

Comprehensive income (unaudited)						430

Balance at March 31, 2008 (unaudited)	2,972,507	$30	$17,308	$5,342	$(3)	$22,677

Balance at December 31, 2008	3,120,992	$31	$18,494	$4,244	$(4)	$22,765

Comprehensive income:

Net earnings for the three months ended March 31, 2009 (unaudited)	—	—	—	58	—	58

Net change in unrealized loss on security available for sale (unaudited)	—	—	—	—	2	2

Comprehensive income (unaudited)						60

Balance at March 31, 2009 (unaudited)	3,120,992	$31	$18,494	$4,302	$(2)	$22,825

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net earnings	$58	$429
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	47	52
Provision for loan losses	405	121
Net amortization of fees, premiums and discounts	24	180
Decrease (increase) in accrued interest receivable	23	(32)
Decrease in other assets	146	120
Provision for losses on foreclosed assets	5	—
Increase in official checks and other liabilities	37	21

Net cash provided by operating activities	745	891

Cash flows from investing activities:
Purchases of securities held to maturity	(9,025)	(20,743)
Principal repayments of securities held to maturity	4,721	2,021
Net (increase) decrease in loans	(1,847)	6,226
Purchases of premises and equipment	(4)	(19)
Purchase of Federal Home Loan Bank stock	(25)	(424)

Net cash used in investing activities	(6,180)	(12,939)

Cash flows from financing activities:
Net increase (decrease) in deposits	9,845	(8,669)
Net increase in other borrowings	—	12,900
Proceeds from Federal Home Loan Bank advances	—	13,000
Net increase in advanced payments by borrowers for taxes and insurance	246	241
Repayments of Federal Home Loan Bank advances	—	(5,000)

Net cash provided by financing activities	10,091	12,472

Net increase in cash and cash equivalents	4,656	424

Cash and cash equivalents at beginning of the period	3,220	701

Cash and cash equivalents at end of the period	$7,876	$1,125

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows, Continued (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2009	2008
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,128	$2,373

Income taxes	$50	$80

Noncash transactions:
Change in accumulated other comprehensive loss, net change in unrealized loss on security available for sale	$2	$1

Loans transferred to foreclosed assets	$—	$27

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General. OptimumBank Holdings, Inc. (the “Holding Company”) is a one-bank holding company and owns 100% of OptimumBank (the “Bank”), a state (Florida)-chartered commercial bank (collectively, the “Company”). The Holding Company’s only business is the operation of the Bank. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation. The Bank offers a variety of community banking services to individual and corporate customers through its three banking offices located in Broward County, Florida.

In the opinion of the management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2009, and the results of operations and cash flows for the three-month periods ended March 31, 2009 and 2008. The results of operations for the three months ended March 31, 2009, are not necessarily indicative of the results to be expected for the full year.

(2)	Loan Impairment and Credit Losses. The activity in the allowance for loan losses was as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Balance at beginning of period	$1,906	$692
Charge-offs	(484)	(19)
Provision for loan losses	405	121

Balance at end of period	$1,827	$794

The following summarizes the impaired loans at March 31, 2009 and 2008, which were collateral dependent (in thousands):

	At March 31,
	2009	2008
Loans identified as impaired:
Gross loans with no related allowance for loan losses	$5,264	$—

Gross loans with related allowance for losses recorded	6,129	2,520
Less: Allowance on these loans	(967)	(93)

Net investment in impaired loans	$10,426	$2,427

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Loan Impairment and Credit Losses, Continued. The average net investment in impaired loans and interest income recognized and received on impaired loans during the three months ended March 31, 2009 and 2008 were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Average net investment in impaired loans	$10,513	$1,618

Interest income recognized on impaired loans	$60	$—

Interest income received on impaired loans	$60	$—

At March 31, 2009 and 2008, the Company had no loans over ninety days past due still accruing interest. Nonaccrual loans were as follows (in thousands):

	At March 31,
	2009	2008
Nonaccrual loans	$7,608	$250

(3)	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2009 of the regulatory capital requirements and the Bank’s capital on a percentage basis:

	Bank	Regulatory Requirement
Tier I capital to total average assets	10.52%	4.00%

Tier I capital to risk-weighted assets	16.97%	4.00%

Total capital to risk-weighted assets	18.09%	8.00%

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(4)	Earnings Per Share. Basic earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share were computed based on the weighted average number of shares outstanding plus the effect of outstanding stock options, computed using the treasury stock method. All amounts reflect the 5% stock dividend declared in May 2008. Earnings per common share have been computed based on the following:

	Three Months Ended March 31,
	2009	2008
Weighted average number of common shares outstanding used to calculate basic earnings per common share	3,120,992	3,121,132
Effect of dilutive stock options	—	65,996

Weighted average number of common shares outstanding used to calculate diluted earnings per common share	3,120,992	3,187,128

The following options were excluded from the calculation of earnings per share due to the exercise price being above the average market price:

	Number Outstanding	Exercise Price	Expire
For the three months ended March 31, 2009-
Options	503,587	$4.76-11.90	2011-2015

For the three months ended March 31, 2008-
Options	267,412	$9.52-11.90	2014-2015

(5)	Stock-Based Compensation. The Company follows the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost to be recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of December 31, 2005, all stock options were fully vested and no options have been granted since 2005; therefore, no stock-based compensation has been recognized.

The Company established an Incentive Stock Option Plan (the “Plan”) for officers, directors and employees of the Company and reserved 600,686 (amended) shares of common stock for the plan. Both incentive stock options and nonqualified stock options may be granted under the plan. The exercise price of the stock options is determined by the board of directors at the time of grant, but cannot be less than the fair market value of the common stock on the date of grant. The options vest over three and five years. The options must be exercised within ten years from the date of grant. At March 31, 2009, 14,239 options were available for grant.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Stock-Based Compensation, Continued. A summary of the activity in the Company’s stock option plan is as follows. All amounts reflect the 5% stock dividend declared in May 2008:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding and exercisable at
December 31, 2008 and
March 31, 2009	503,587	$7.68	4.4 years	$—

(6)	Fair Value Measurements. Financial assets subject to fair value measurements on a recurring basis are as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2009-
Available for sale securities	$246	246	—	—

Impaired collateral-dependent loans and foreclosed assets are carried at fair value when the current collateral value is lower than the carrying value of the loan or foreclosed asset. Those impaired collateral-dependent loans and foreclosed assets which are measured at fair value on a nonrecurring basis are as follows (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations For the Period Ended March 31, 2009
As of March 31, 2009:
Impaired loans	$5,162	—	—	5,162	967	50

Foreclosed assets	$90	—	—	90	18	5

Loans with a carrying value of $5,264,000 were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the interim financial data as of March 31, 2009, and for the three-month periods ended March 31, 2009 and 2008, presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

OptimumBank Holdings, Inc.

Fort Lauderdale, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of OptimumBank Holdings, Inc. and Subsidiary (the “Company”) as of March 31, 2009, and the related condensed consolidated statements of earnings, stockholders’ equity and cash flows for the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 13, 2009, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA

Fort Lauderdale, Florida

April 28, 2009

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Comparison of March 31, 2009 and December 31, 2008

Liquidity and Capital Resources

The Company’s primary sources of cash during the three months ended March 31, 2009 were principal repayments of securities held to maturity of approximately $4.7 million, net deposit inflows of approximately $9.8 million and cash provided from operating activities of approximately $.7 million. Cash was used primarily for purchases of securities of approximately $9.0 million and net loan originations of approximately $1.8 million. At March 31, 2009, the Company had time deposits of approximately $77.4 million that mature in one year or less. At March 31, 2009, the Company exceeded its regulatory liquidity requirements. Management believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest-rate environment.

The following table shows selected information for the periods ended or at the dates indicated:

	Three Months Ended March 31, 2009	Year Ended December 31, 2008	Three Months Ended March 31, 2008
Average equity as a percentage of average assets	8.74%	9.15%	9.44%

Equity to total assets at end of period	8.58%	8.92%	8.91%

Return on average assets (1)	.09%	.21%	0.72%

Return on average equity (1)	1.02%	2.26%	7.61%

Noninterest expenses to average assets (1)	1.55%	1.81%	1.52%

(1)	Annualized for the three months ended March 31, 2009 and 2008.

Off-Balance Sheet Arrangements

At March 31, 2009, the Company has no financial instruments with off-balance-sheet risk.

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

	Three Months Ended March 31,
	2009			2008
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Interest-earning assets:
Loans	$160,599	2,420	6.03%	$167,503	3,116	7.44%
Securities	88,489	1,247	5.64	60,821	853	5.61
Other (1)	6,147	—	—	4,272	56	5.24

Total interest-earning assets/interest income	255,235	3,667	5.75	232,596	4,025	6.92

Cash and due from banks	1,716			393
Premises and equipment	3,078			3,233
Other	1,089			2,543

Total assets	$261,118			$238,765

Interest-bearing liabilities:
Savings, NOW and money-market deposits	32,102	176	2.19	28,783	271	3.77
Time deposits	86,711	800	3.69	89,191	1,043	4.68
Borrowings (2)	116,931	1,214	4.15	93,525	1,035	4.43

Total interest-bearing liabilities/interest expense	235,744	2,190	3.72	211,499	2,349	4.44

Noninterest-bearing demand deposits	419			1,264
Other liabilities	2,122			3,453
Stockholders’ equity	22,833			22,549

Total liabilities and stockholders’ equity	$261,118			$238,765

Net interest income		$1,477			$1,676

Interest rate spread (3)			2.03%			2.48%

Net interest margin (4)			2.31%			2.88%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.08			1.10

(1)	Includes interest-earning deposits with banks, Federal funds sold and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and junior subordinated debenture.
(3)	Interest rate spread represents the difference between average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended March 31, 2009 and 2008

General. Net earnings for the three months ended March 31, 2009, were $58,000 or $.02 per basic and diluted share compared to net earnings of $429,000 or $.14 per basic and $.13 per diluted share for the period ended March 31, 2008. The decrease in the Company’s net earnings was primarily due to a decrease in net interest income and an increase in the provision for loan losses.

Interest Income. Interest income decreased to $3.7 million for the three months ended March 31, 2009 from $4.0 million for the three months ended March 31, 2008. Interest income on loans decreased to $2.4 million due primarily to a decrease in the average loan portfolio balance for the three months ended March 31, 2009, and a decrease in the average yield earned from 7.44% for the three months ended March 31, 2008, to 6.03% for the three months ended March 31, 2009. Interest income on securities increased to $1.2 million due primarily to an increase in the average security balance for the three months ended March 31, 2009.

Interest Expense. Interest expense on deposit accounts decreased to $976,000 due primarily to a decrease in the average yield from 4.46% for the three months ended March 31, 2008, to 3.29% for the three months ended March 31, 2009. Interest expense on borrowings increased to $1.2 million for the three months ended March 31, 2009, from $1.0 million for the three months ended March 31, 2008, due primarily to an increase in the average balance of borrowings.

Provision for Loan Losses. The provision for the three months ended March 31, 2009, was $405,000 compared to $121,000 for the same period in 2008. The provision for loan losses is charged to earnings as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectibility of our loan portfolio. The allowance for loan losses totaled $1,827,000 or 1.12% of loans outstanding at March 31, 2009, compared to $794,000, or .47% of loans outstanding at March 31, 2008. Management believes the balance in the allowance for loan losses at March 31, 2009 is adequate.

Noninterest Income. Total noninterest income decreased to $31,000 for the three months ended March 31, 2009, from $42,000 for the three months ended March 31, 2008.

Noninterest Expenses. Total noninterest expenses increased to $1.0 million for the three months ended March 31, 2009, from $909,000 for the three months ended March 31, 2008 primarily due to an increase in the FDIC insurance assessment of $35,000.

Income Taxes. Income taxes for the three months ended March 31, 2009, were $35,000 (an effective rate of 37.6%) compared to income taxes of $259,000 (an effective rate of 37.6%) for the three months ended March 31, 2008.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 4T.	Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon management’s evaluation of those controls and procedures performed within the 90 days preceding the filing of this Report, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

b.	Changes in Internal Controls. We have made no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2009, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION

Item 6.	Exhibits

The following exhibits are filed with or incorporated by reference into this report. The exhibits denominated by (i) an asterisk (*) were previously filed as a part of a Registration Statement on Form 10-SB under the Exchange Act, filed with the Federal Deposit Insurance Corporation on March 28, 2003; (ii) a double asterisk (**)were previously filed as part of a current report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 11, 2004; and (iii) a triple asterisk (***)were previously filed as part of a Quarterly Report on Form 10-QSB filed with the SEC on August 12, 2004; (iv) a quadruple asterisk (****) were previously filed as part of an Annual Report on Form 10-KSB filed with the SEC on March 31, 2006; (v) a quintuple asterisk (*****) were previously filed as part of an Annual Report on Form 10-KSB filed with the SEC on March 31, 2008; and (vi) a sextuple asterisk (******) were previously filed as part of an Annual Report on Form 10-K filed with the SEC on March 31, 2009.

.

Exhibit No.		Description
**	3.1	Articles of Incorporation

******	3.2	Articles of Amendment to Articles of Incorporation

**	3.3	Bylaws

***	4.1	Form of stock certificate

****	10.1	Amended and Restated Stock Option Plan

*	10.3	Agreement between OptimumBank, Albert J. Finch and Richard L. Browdy dated June 14, 2002

*****	14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers

	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

	32.1	Certification of Chief Executive Officer under §906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer under §906 of the Sarbanes-Oxley Act of 2002

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date: May 14, 2009	By:	/s/ Albert J. Finch
Albert J. Finch, Chief Executive Officer

Date: May 14, 2009	By:	/s/ Richard L. Browdy
Richard L. Browdy, Chief Financial Officer