Form 10-Q
period 2009-06-30
OptimumBank Holdings, Inc.
filed 2009-08-14
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐   *The registrant has not yet been phased into the interactive data requirements.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,276,842 shares of Common Stock, $.01 par value, issued and outstanding as of August 13, 2009

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	June 30, 2009	December 31, 2008
	(unaudited)
Assets

Cash and due from banks	$2,133	$980
Interest-bearing deposits with banks	15,324	97
Federal funds sold	3,337	2,143

Total cash and cash equivalents	20,794	3,220

Securities held to maturity (fair value of $86,381 and $78,756)	94,477	82,208
Security available for sale	245	244
Loans, net of allowance for loan losses of $1,487 and $1,906	159,262	160,699
Federal Home Loan Bank stock	3,551	3,526
Premises and equipment, net	3,010	3,094
Foreclosed assets	88	95
Accrued interest receivable	1,262	1,277
Other assets	1,335	1,377

Total assets	$284,024	$255,740

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	$98	$90
Savings, NOW and money-market deposits	41,889	30,668
Time deposits	101,485	84,167

Total deposits	143,472	114,925

Federal Home Loan Bank advances	68,700	68,700
Other borrowings	41,800	41,800
Junior subordinated debenture	5,155	5,155
Advanced payment by borrowers for taxes and insurance	1,562	935
Official checks	805	553
Other liabilities	442	907

Total liabilities	261,936	232,975

Stockholders’ equity:
Common stock, $.01 par value; 6,000,000 shares authorized, 3,276,842 and 3,120,992 shares issued and outstanding	33	31
Additional paid-in capital	19,046	18,494
Retained earnings	3,012	4,244
Accumulated other comprehensive loss	(3)	(4)

Total stockholders’ equity	22,088	22,765

Total liabilities and stockholders’ equity	$284,024	$255,740

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest income:
Loans	$2,435	$2,867	$4,855	$5,982
Securities	1,330	1,061	2,577	1,914
Other	3	52	3	109

Total interest income	3,768	3,980	7,435	8,005

Interest expense:
Deposits	992	1,141	1,968	2,455
Borrowings	1,225	1,178	2,439	2,213

Total interest expense	2,217	2,319	4,407	4,668

Net interest income	1,551	1,661	3,028	3,337

Provision (credit) for loan losses	1,634	(7)	2,039	114

Net interest (expense) income after provision (credit) for loan losses	(83)	1,668	989	3,223

Noninterest income:
Service charges and fees	23	32	53	73
Loan prepayment fees	—	5	—	5
Other	1	1	2	2

Total noninterest income	24	38	55	80

Noninterest expenses:
Salaries and employee benefits	546	556	1,089	1,091
Occupancy and equipment	161	205	317	369
Data processing	42	40	87	83
Professional fees	127	71	219	141
Insurance	162	15	236	28
Stationary and supplies	12	5	19	13
Provision for losses on foreclosed assets	2	90	7	63
Other	69	101	157	204

Total noninterest expenses	1,121	1,083	2,131	1,992

(Loss) earnings before income taxes (benefit)	(1,180)	623	(1,087)	1,311

Income taxes (benefit)	(444)	235	(409)	493

Net (loss) earnings	$(736)	$388	$(678)	$818

Net (loss) earnings per share:
Basic	$(.22)	$.12	$(.21)	$.25

Diluted	$(.22)	$.12	$(.21)	$.24

Dividends per share	$—	$—	$—	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2009 and 2008

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2007	2,972,507	$30	17,308	4,913	(4)	22,247

Comprehensive income:
Net earnings for the six months ended June 30, 2008 (unaudited)	—	—	—	818	—	818

Net change in unrealized loss on security available for sale (unaudited)	—	—	—	—	(4)	(4)

Comprehensive income (unaudited)						814

5% stock dividend (fractional shares paid in cash) (unaudited)	148,485	1	1,186	(1,189)	—	(2)

Balance at June 30, 2008 (unaudited)	3,120,992	$31	18,494	4,542	(8)	23,059

Balance at December 31, 2008	3,120,992	$31	18,494	4,244	(4)	22,765

Comprehensive loss:
Net loss for the six months ended June 30, 2009 (unaudited)	—	—	—	(678)	—	(678)

Net change in unrealized loss on security available for sale (unaudited)	—	—	—	—	1	1

Comprehensive loss (unaudited)						(677)

5% stock dividend (fractional shares paid in cash) (unaudited)	155,850	2	552	(554)	—	—

Balance at June 30, 2009 (unaudited)	3,276,842	$33	19,046	3,012	(3)	22,088

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net (loss) earnings	$(678)	818
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	95	103
Provision for loan losses	2,039	114
Net amortization of fees, premiums and discounts	(33)	374
Decrease (increase) in accrued interest receivable	15	(66)
Decrease in other assets	42	114
Provision for losses on foreclosed assets	7	63
Decrease in official checks and other liabilities	(213)	(131)

Net cash provided by operating activities	1,274	1,389

Cash flows from investing activities:
Purchases of securities held to maturity	(24,032)	(25,484)
Principal repayments of securities held to maturity	12,006	5,649
Net (increase) decrease in loans	(812)	9,101
Purchase of premises and equipment	(11)	(29)
Purchase of Federal Home Loan Bank stock	(25)	(586)

Net cash used in investing activities	(12,874)	(11,349)

Cash flows from financing activities:
Net increase (decrease) in deposits	28,547	(15,979)
Net increase in other borrowings	—	13,048
Net increase in advance payments by borrowers for taxes and insurance	627	201
Fractional shares of stock dividend paid in cash	—	(2)
Proceeds from Federal Home Loan Bank advances	—	42,150
Repayments of Federal Home Loan Bank advances	—	(29,750)

Net cash provided by financing activities	29,174	9,668

Net increase (decrease) in cash and cash equivalents	17,574	(292)

Cash and cash equivalents at beginning of the period	3,220	701

Cash and cash equivalents at end of the period	$20,794	409

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,285	4,616

Income taxes	$300	700

Noncash investing and financing activities:
Change in accumulated other comprehensive loss, net change in unrealized loss on security available for sale	$1	(4)

Common stock dividend	$554	1,187

Loans transferred to foreclosed assets	$—	2,390

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

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2009, and the results of operations for the three- and six-month periods ended June 30, 2009 and 2008, and cash flows for the six-months periods ended June 30, 2009 and 2008. The results of operations for the three and six months ended June 30, 2009, are not necessarily indicative of the results to be expected for the full year.

(2)    Loan Impairment and Credit Losses. The activity in the allowance for loan losses was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Balance at beginning of period	$1,827	$794	$1,906	$692
Charge-offs, net of recoveries	(1,974)	(93)	(2,458)	(112)
Provision (credit) for loan losses	1,634	(7)	2,039	114

Balance at end of period	$1,487	$694	$1,487	$694

    The following summarizes the impaired loans at June 30, 2009 and 2008, which were collateral dependent (in thousands):

	At June 30,
	2009	2008
Loans identified as impaired:
Gross loans with no related allowance for loan losses	$506	$4,251

Gross loans with related allowance for losses recorded	7,379	26
Less: Allowance on these loans	(593)	(14)

Net investment in impaired loans	$7,292	$4,263

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)    Loan Impairment and Credit Losses, Continued. The average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Average net investment in impaired loans	$8,991	$1,578	$9,748	$1,588

Interest income recognized on impaired loans	$26	$—	$86	$—

Interest income received on impaired loans	$26	$—	$86	$—

At June 30, 2009 and 2008, the Company had no loans over ninety days past due still accruing interest. Nonaccrual loans were as follows (in thousands):

	At June 30,
	2009	2008
Nonaccrual loans	$7,358	$276

(3)    Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2009 of the regulatory capital requirements and the Bank’s capital on a percentage basis:

	Bank	Regulatory Requirement
Tier I capital to total average assets	9.76%	4.00%

Tier I capital to risk-weighted assets	14.50%	4.00%

Total capital to risk-weighted assets	15.31%	8.00%

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(4)    (Loss) Earnings Per Share. Basic (loss) earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. In 2008, diluted earnings per share were computed based on the weighted average number of shares outstanding plus the effect of outstanding stock options, computed using the treasury stock method. In 2009, basic and diluted loss per share are the same due to the net loss incurred by the Company. All amounts reflect the 5% stock dividends declared in May, 2009 and 2008. (Loss) earnings per common share have been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted-average number of common shares outstanding used to calculate basic (loss) earnings per common share	3,276,842	3,277,042	3,276,842	3,277,042

Effect of dilutive stock options	—	64,731	—	65,661

Weighted-average number of common shares outstanding used to calculate diluted (loss) earnings per common share	3,276,842	3,341,773	3,276,842	3,342,703

The following options were excluded from the calculation of the 2008 earnings per share due to the exercise price being above the average market price:

	Number Outstanding	Exercise Price	Expire
For the three and six months ended June 30, 2008-
Options	280,782	$9.07 - 11.33	2014 - 2015

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

The Company established an Incentive Stock Option Plan (the “Plan”) for officers, directors and employees of the Company and reserved 630,720 (amended) shares of common stock for the plan. Both incentive stock options and nonqualified stock options may be granted under the plan. The exercise price of the stock options is determined by the board of directors at the time of grant, but cannot be less than the fair market value of the common stock on the date of grant. The options vest over three and five years. The options must be exercised within ten years from the date of grant. At June 30, 2009, 14,951 options were available for grant.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)    Stock-Based Compensation, Continued. A summary of the activity in the Company’s stock option plan is as follows. All amounts reflect the 5% stock dividend declared in May 2009:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding and exercisable at December 31, 2008 and June 30, 2009	528,744	$7.31	4.2 years	$—

(6)    Fair Value Measurements. Financial assets subject to fair value measurements on a recurring basis are as follows (in thousands):

	Fair Value	Fair Value Measurements at June 30, 2009 Using
		Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2009-
Available for sale securities	$245	245	—	—

Impaired collateral-dependent loans and foreclosed assets are carried at fair value when the current collateral value is lower than the carrying value of the loan or foreclosed asset. Those impaired collateral-dependent loans and foreclosed assets which are measured at fair value on a nonrecurring basis are as follows (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations For the Six Months Ended June 30, 2009
As of June 30, 2009:
Impaired loans (1)	$6,786	—	—	6,786	1,395	275

Foreclosed assets	$88	—	—	88	22	7

(1)	Loans with a carrying value of $506,000 were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)    Fair Value Measurements, Continued. The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	At June 30, 2009		At December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$20,794	$20,794	$3,220	$3,220
Securities held to maturity	94,477	86,381	82,208	78,756
Security available for sale	245	245	244	244
Loans	159,262	157,950	160,699	160,684
Federal Home Loan Bank stock	3,551	3,551	3,526	3,526
Accrued interest receivable	1,262	1,262	1,277	1,277

Financial liabilities:
Deposit liabilities	143,472	144,816	114,925	115,807
Federal Home Loan Bank advances	68,700	69,886	68,700	71,058
Other borrowings	41,800	43,340	41,800	43,714
Junior subordinated debenture	5,155	4,959	5,155	4,871
Off-balance sheet financial instruments	—	—	—	—

Discussion regarding the assumptions used to compute the fair values of financial instruments can be found in Note 1 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

(7)    Common Stock Dividend. On May 28, 2009, the Company’s board of directors declared a 5% stock dividend to shareholders of record on June 11, 2009 which was paid on July 11, 2009.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the interim financial data as of June 30, 2009, and for the three- and six-month periods ended June 30, 2009 and 2008, presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

OptimumBank Holdings, Inc.

Fort Lauderdale, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of OptimumBank Holdings, Inc. and Subsidiary (the “Company”) as of June 30, 2009, and the condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2009 and 2008 and the related condensed consolidated statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

July 23, 2009

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Comparison of June 30, 2009 and December 31, 2008

Liquidity and Capital Resources

The Company’s primary sources of cash during the six months ended June 30, 2009 were principal repayments of securities held to maturity of approximately $12.3 million, net deposit inflows of approximately $28.5 million and cash provided from operating activities of approximately $1.3 million. Cash was used primarily for purchases of securities of approximately $24.4 million and net loan originations of approximately $.8 million. At June 30, 2009, the Company had time deposits of approximately $91.4 million that mature in one year or less. Management believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest-rate environment.

The following table shows selected information for the periods ended or at the dates indicated:

	Six Months Ended June 30, 2009	Year Ended December 31, 2008	Six Months Ended June 30, 2008
Average equity as a percentage of average assets	8.44%	9.15%	9.25%

Equity to total assets at end of period	7.78%	8.92%	9.15%

Return on average assets (1)	(.51)%	.21%	0.67%

Return on average equity (1)	(6.00)%	2.26%	7.19%

Noninterest expenses to average assets (1)	1.59%	1.81%	1.62%

(1)	Annualized for the six months ended June 30, 2009 and 2008.

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

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at June 30, 2009, follows (in thousands):

Contract Amount
Commitments to extend credit	$1,500

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

	Three Months Ended June 30,
	2009			2008
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$161,369	$2,435	6.04%	$161,191	$2,867	7.11%
Securities	91,678	1,330	5.80	79,442	1,061	5.34
Other (1)	13,213	3.09		4,108	52	5.06

Total interest-earning assets/interest income	266,260	3,768	5.66	244,741	3,980	6.50

Cash and due from banks	2,994			556
Premise and equipment	3,036			3,204
Other	2,029			4,718

Total assets	$274,319			$253,219

Interest-bearing liabilities:
Savings, NOW and money-market deposits	38,471	191	1.99	33,851	269	3.18
Time deposits	94,647	801	3.39	79,413	872	4.39
Borrowings (2)	115,655	1,225	4.24	112,898	1,178	4.17

Total interest-bearing liabilities/interest expense	248,773	2,217	3.56	226,162	2,319	4.10

Noninterest-bearing demand deposits	430			729
Other liabilities	2,777			3,388
Stockholders’ equity	22,339			22,940

Total liabilities and stockholders’ equity	$274,319			$253,219

Net interest income		$1,551			$1,661

Interest-rate spread (3)			2.10%			2.40%

Net interest margin (4)			2.33%			2.71%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.07			1.08

(1)	Includes interest-earning deposits with banks, Federal funds sold, and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and junior subordinated debenture.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30,
	2009			2008
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$160,984	$4,855	6.03%	$164,347	$5,982	7.28%
Securities	90,084	2,577	5.72	70,132	1,914	5.46
Other (1)	9,680	3.06		4,190	109	5.20

Total interest-earning assets/interest income	260,748	7,435	5.70	238,669	8,005	6.71

Cash and due from banks	2,355			475
Premises and equipment	3,057			3,219
Other	1,559			3,629

Total assets	$267,719			$245,992

Interest-bearing liabilities:
Savings, NOW and money-market deposits	35,287	367	2.08	31,317	540	3.45
Time deposits	90,679	1,601	3.53	84,302	1,915	4.54
Borrowings (2)	116,293	2,439	4.19	103,212	2,213	4.29

Total interest-bearing liabilities/interest expense	242,259	4,407	3.64	218,831	4,668	4.27

Noninterest-bearing demand deposits	425			997
Other liabilities	2,449			3,419
Stockholders’ equity	22,586			22,745

Total liabilities and stockholders’ equity	$267,719			$245,992

Net interest income		$3,028			$3,337

Interest-rate spread (3)			2.06%			2.44%

Net interest margin (4)			2.32%			2.80%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.08			1.09

(1)	Includes interest-earning deposits with banks, Federal funds sold, and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and junior subordinated debenture.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended June 30, 2009 and 2008

General. Net loss for the three months ended June 30, 2009, were $(736,000) or $(.22) per basic and diluted share compared to net earnings of $388,000 or $.12 per basic and diluted share for the period ended June 30, 2008. The decrease in the Company’s net earnings was primarily due to an increase in the provision for loan losses.

Interest Income. Interest income on loans decreased to $2.4 million due primarily to a decrease in the average yield earned from 7.11% for the three months ended June 30, 2008 to 6.04% for the three months ended June 30, 2009. Interest on securities increased to $1.3 million due primarily to an increase in the average balance of the securities portfolio in 2009 and an increase in the average yield earned from 5.34% for the three months ended June 30, 2008, to 5.80% for the three months ended June 30, 2009.

Interest Expense. Interest expense on deposits decreased to $1.0 million for the three months ended June 30, 2009, from $1.1 million for the three months ended June 30, 2008. Interest expense decreased primarily because of a decrease in the average yield paid on deposits during 2009.

Provision (Credit) for Loan Losses. The provision for the three months ended June 30, 2009, was $1,634,000 compared to a credit of $(7,000) for the same period in 2008. The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectibility of our loan portfolio. In 2008, the credit was due to the decrease in the loan portfolio balance. In 2009, the provision was primarily related to a $1,638,000 loss from the sale of one non-performing loan on a high-end residential property in Naples, Florida. The allowance for loan losses totaled $1,487,000 or .93% of loans outstanding at June 30, 2009, compared to $1,906,000, or 1.17% of loans outstanding at December 31, 2008. Management believes the balance in the allowance for loan losses at June 30, 2009 is adequate.

Noninterest Income. Total noninterest income decreased to $24,000 for the three months ended June 30, 2009, from $38,000 for the three months ended June 30, 2008, primarily due to a decrease in service charges and fees in 2009.

Noninterest Expenses. Total noninterest expenses increased for the three months ended June 30, 2009 from the three months ended June 30, 2008, primarily due to a special assessment by the Federal Deposit Insurance Corporation of $119,000 in 2009.

Income Taxes (Benefit). The income tax benefit for the three months ended June 30, 2009, was $(444,000) (an effective rate of 37.6%) compared to an income tax provision of $235,000 (an effective rate of 37.7%) for the three months ended June 30, 2008.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Six-Month Periods Ended June 30, 2009 and 2008

General. Net loss for the six months ended June 30, 2009, were $(678,000) or $(.21) per basic and diluted share compared to net earnings of $818,000 or $.25 per basic and $.24 per diluted share for the period ended June 30, 2008. The decrease in the Company’s net earnings was primarily due to an increase in the provision for loan losses

Interest Income. Interest income decreased to $7.4 million for the six months ended June 30, 2009 from $8.0 million for the six months ended June 30, 2008. Interest income on loans decreased to $5.0 million due primarily to a decrease in the average loan portfolio balance and a decrease in the average yield earned from 7.28% for the six months ended June 30, 2008 to 6.03% for the six months ended June 30, 2009. Interest on securities increased to $2.6 million due primarily to an increase in the average balance of the securities portfolio in 2009 and an increase in the average yield earned.

Interest Expense. Interest expense on deposits decreased to $2.0 million for the six months ended June 30, 2009, from $2.5 million for the six months ended June 30, 2008. Interest expense decreased primarily due to a decrease in the average yield paid on deposits during 2009. Interest expense on borrowings increased to $2.4 million for the six months ended June 30, 2009 from $2.2 million for the six months ended June 30, 2008 due to an increase in the average balance of borrowings during 2008.

Provision for Loan Losses. The provision for the six months ended June 30, 2009, was $2,039,000 compared to $114,000 for the same period in 2008. The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. In 2009, the provision was primarily related to a $1,638,000 loss from the sale of one non-performing loan on a high-end residential property in Naples, Florida. The allowance for loan losses totaled $1,487,000 or .93% of loans outstanding at June 30, 2009, compared to $1,906,000, or 1.17% of loans outstanding at December 31, 2008. Management believes the balance in the allowance for loan losses at June 30, 2009 is adequate.

Noninterest Income. Total noninterest income decreased to $55,000 for the six months ended June 30, 2009, from $80,000 for the six months ended June 30, 2008, primarily due to a decrease in service charges and fees in 2009.

Noninterest Expenses. Total noninterest expenses increased to $2.1 million for the six months ended June 30, 2009 from $2.0 million for the six months ended June 30, 2008. The increase was due to a special assessment by the Federal Deposit Insurance Corporation of $119,000 in 2009.

Income Taxes (Benefit). The income tax benefit for the six months ended June 30, 2009, was $(409,000) (an effective rate of 37.6%) compared to an income tax provision of $493,000 (an effective rate of 37.6%) for the six months ended June 30, 2008.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 4T.	Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon management’s evaluation of those controls and procedures performed within the 90 days preceding the filing of this Report, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

b.	Changes in Internal Controls. We have made no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2009, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders (the “Annual Meeting”) of OptimumBank was held on April 30, 2009, to consider the election of directors each for a term of one year.

At the Annual Meeting, 2,358,069 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

Proposal I

The election of directors each for a term of one year is as follows:

	For	Withheld

Albert J. Finch	2,354,577	3,492

Richard L. Browdy	2,324,495	33,574

Michael Bedzow	2,356,473	1,596

Sam Borek	2,356,473	1,596

Irving P. Cohen	2,326,391	31,678

Gordon Deckelbaum	2,354,577	3,492

H. David Krinsky	2,356,623	1,446

Wendy Mitchler	2,324,495	33,574

Larry R. Willis	2,354,577	3,492

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION

Item 6.	Exhibits

The following exhibits are filed with or incorporated by reference into this report. The exhibits denominated by (i) an asterisk (*) were previously filed as a part of a Registration Statement on Form 10-SB under the Exchange Act, filed with the Federal Deposit Insurance Corporation on March 28, 2003; (ii) a double asterisk (**) were previously filed as part of a current report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 11, 2004; and (iii) a triple asterisk (***) were previously filed as part of a Quarterly Report on Form 10-QSB filed with the SEC on August 12, 2004; (iv) a quadruple asterisk (****) were previously filed as part of an Annual Report on Form 10-KSB filed with the SEC on March 31, 2006; (v) a quintuple asterisk (*****) were previously filed as part of an Annual Report on Form 10-KSB filed with the SEC on March 31, 2008; and (vi) a sextuple asterisk (******) were previously filed as part of an Annual Report on Form 10-K filed with the SEC on March 31, 2009.

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

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date: August 14, 2009	By:	/s/ Albert J. Finch
Albert J. Finch, Chief Executive Officer

Date: August 14, 2009	By:	/s/ Richard L. Browdy
Richard L. Browdy, Chief Financial Officer