Form 10-Q/A
period 2009-06-30
OptimumBank Holdings, Inc.
filed 2009-11-23
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,276,842 shares of Common Stock, $.01 par value, issued and outstanding as of August 13, 2009

EXPLANATORY NOTE:

This Amendment No. 1 to the Quarterly Report on Form 10-Q (“Amended Report”) for OptimumBank Holdings, Inc. (“Company”) for the quarterly period ended June 30, 2009 is being filed to amend portions of the Company’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2009, which was originally filed with the Securities and Exchange Commission (“SEC“) on August 14, 2009 (“Original Report”).

As previously disclosed in a Form 8-K filing on November 16, 2009, OptimumBank, the Company’s wholly owned subsidiary (the Bank”), has amended its call report for the quarter ended June 30, 2009, to make certain adjustments required in connection with management’s review of certain information including the Bank’s loan portfolio performance.

The Company hereby amends Part I, Item 1. “Financial Statements” and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to reflect a restatement of the financial statements in connection with the following adjustments:

•

The provision for loan losses for the second quarter of 2009 has increased from $1,634,000 to $4,102,000 and net loan charge offs for the second quarter of 2009, have increased from $1,974,000 to $2,632,000. As a result of the increased provision for loan losses for the second quarter of 2009, the allowance for loan losses as of June 30, 2009, has increased to $3,297,000, or 2.05% of loans, compared to the originally reported amount of $1,487,000, or .93% of loans.

•

Impaired loans, net of allowance for loan losses, have increased from $7,292,000 to $41,785,000 as of June 30, 2009. Of these impaired loans, at June 30, 2009, $20,258,000 have been classified as non-accrual, an increase from the $7,358,000 originally reported.

•	Service charges and fee income for the second of quarter of 2009 have decreased by $47,000 from income of $23,000 to a loss of $24,000.

•

Loans, net of unearned income and the allowance for loan losses, have declined to $157,061,000 from the previously reported level of $159,262,000 and total assets have declined to $283,235,000 from the previously reported level of $284,024,000.

•

The Company’s net loss after tax for the three months ended June 30, 2009, has increased from $736,000 to 2,170,000. Loss per basic share (LPBS) for the second quarter of 2009, originally reported to be a loss of $(0.22), has increased to a loss of approximately $(0.66). Due to the adjustments in the second quarter of 2009 financial results, the Company’s after tax net loss for the six months ended June 30, 2009, has increased from $678,000 to $2.1 million, and LPBS, originally reported at a loss of $(0.21), has increased to a loss of approximately $(0.64).

•

Total shareholders’ equity at June 30, 2009 has declined approximately $1.4 million to $20,654,000 from $22,088,000. OptimumBank’s leverage ratio, tier 1 risk-based capital ratio and total risk-based capital ratio have declined to 9.23%, 12.81% and 14.06%, respectively, at June 30, 2009.

In Part 1, Item 1, see footnote 8, “Restatement of Previously Issued Financial Statements” for the specific line items restated and a more detailed description of the changes made in this restatement.

In connection with the restatement of Items 1 and 2 described above, the Company is in the process of reevaluating the effectiveness of its internal controls over financial reporting and its disclosure controls and procedures and accordingly, has included revised disclosure in this Amended Report under Part I, Item 4T, “Controls and Procedures.”

This Amended Report sets forth the Original Filing in its entirety, although the Company is only restating those portions in Part I, items 1 and 2 affected by corrected financial information and the revised disclosures under Part I, Item 4T, below. This Amended Report includes currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

2

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item  1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	June 30, 2009	December 31, 2008
	(unaudited) (As Restated)
Assets

Cash and due from banks	$2,133	$980
Interest-bearing deposits with banks	15,324	97
Federal funds sold	3,337	2,143

Total cash and cash equivalents	20,794	3,220

Securities held to maturity (fair value of $86,381 and $78,756)	94,477	82,208
Security available for sale	245	244
Loans, net of allowance for loan losses of $3,297 and $1,906	157,061	160,699
Federal Home Loan Bank stock	3,551	3,526
Premises and equipment, net	3,010	3,094
Foreclosed assets	88	95
Accrued interest receivable	1,219	1,277
Other assets	2,790	1,377

Total assets	$283,235	$255,740

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	$98	$90
Savings, NOW and money-market deposits	41,889	30,668
Time deposits	101,485	84,167

Total deposits	143,472	114,925

Federal Home Loan Bank advances	68,700	68,700
Other borrowings	41,800	41,800
Junior subordinated debenture	5,155	5,155
Advanced payment by borrowers for taxes and insurance	1,562	935
Official checks	805	553
Other liabilities	1,087	907

Total liabilities	262,581	232,975

Stockholders’ equity:
Common stock, $.01 par value; 6,000,000 shares authorized, 3,276,842 and 3,120,992 shares issued and outstanding	33	31
Additional paid-in capital	19,046	18,494
Retained earnings	1,578	4,244
Accumulated other comprehensive loss	(3)	(4)

Total stockholders’ equity	20,654	22,765

Total liabilities and stockholders’ equity	$283,235	$255,740

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(As Restated)		(As Restated)
Interest income:
Loans	$2,652	$2,867	$5,072	$5,982
Securities	1,330	1,061	2,577	1,914
Other	3	52	3	109

Total interest income	3,985	3,980	7,652	8,005

Interest expense:
Deposits	992	1,141	1,968	2,455
Borrowings	1,225	1,178	2,439	2,213

Total interest expense	2,217	2,319	4,407	4,668

Net interest income	1,768	1,661	3,245	3,337

Provision (credit) for loan losses	4,102	(7)	4,507	114

Net interest (expense) income after provision (credit) for loan losses	(2,334)	1,668	(1,262)	3,223

Noninterest income:
Service charges and fees	(24)	32	6	73
Loan prepayment fees	-	5	-	5
Other	1	1	2	2

Total noninterest income	(23)	38	8	80

Noninterest expenses:
Salaries and employee benefits	546	556	1,089	1,091
Occupancy and equipment	161	205	317	369
Data processing	42	40	87	83
Professional fees	127	71	219	141
Insurance	162	15	236	28
Stationary and supplies	12	5	19	13
Provision for losses on foreclosed assets	2	90	7	63
Other	69	101	157	204

Total noninterest expenses	1,121	1,083	2,131	1,992

(Loss) earnings before income taxes (benefit)	(3,478)	623	(3,385)	1,311

Income taxes (benefit)	(1,308)	235	(1,273)	493

Net (loss) earnings	$(2,170)	$388	$(2,112)	$818

Net (loss) earnings per share:
Basic	$(.66)	$.12	$(.64)	$.25

Diluted	$(.66)	$.12	$(.64)	$.24

Dividends per share	$-	$-	$-	$-

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2009 (As Restated) and 2008

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2007	2,972,507	$30	17,308	4,913	(4)	22,247

Comprehensive income:
Net earnings for the six months ended June 30, 2008 (unaudited)	-	-	-	818	-	818

Net change in unrealized loss on security available for sale (unaudited)	-	-	-	-	(4)	(4)

Comprehensive income (unaudited)						814

5% stock dividend (fractional shares paid in cash) (unaudited)	148,485	1	1,186	(1,189)	-	(2)

Balance at June 30, 2008 (unaudited)	3,120,992	$31	18,494	4,542	(8)	23,059

Balance at December 31, 2008	3,120,992	$31	18,494	4,244	(4)	22,765

Comprehensive loss:
Net loss for the six months ended June 30, 2009 (unaudited)	-	-	-	(2,112)	-	(2,112)

Net change in unrealized loss on security available for sale (unaudited)	-	-	-	-	1	1

Comprehensive loss (unaudited)						(2,111)

5% stock dividend (fractional shares paid in cash) (unaudited)	155,850	2	552	(554)	-	-

Balance at June 30, 2009 (unaudited)	3,276,842	$33	19,046	1,578	(3)	20,654

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2009	2008
	(As Restated)
Cash flows from operating activities:
Net (loss) earnings	$(2,112)	818
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	95	103
Provision for loan losses	4,507	114
Net amortization of fees, premiums and discounts	(424)	374
Decrease (increase) in accrued interest receivable	58	(66)
(Increase) decrease in other assets	(1,413)	114
Provision for losses on foreclosed assets	7	63
Increase (decrease) in official checks and other liabilities	432	(131)

Net cash provided by operating activities	1,150	1,389

Cash flows from investing activities:
Purchases of securities held to maturity	(24,032)	(25,484)
Principal repayments of securities held to maturity	12,006	5,649
Net (increase) decrease in loans	(688)	9,101
Purchase of premises and equipment	(11)	(29)
Purchase of Federal Home Loan Bank stock	(25)	(586)

Net cash used in investing activities	(12,750)	(11,349)

Cash flows from financing activities:
Net increase (decrease) in deposits	28,547	(15,979)
Net increase in other borrowings	-	13,048
Net increase in advance payments by borrowers for taxes and insurance	627	201
Fractional shares of stock dividend paid in cash	-	(2)
Proceeds from Federal Home Loan Bank advances	-	42,150
Repayments of Federal Home Loan Bank advances	-	(29,750)

Net cash provided by financing activities	29,174	9,668

Net increase (decrease) in cash and cash equivalents	17,574	(292)

Cash and cash equivalents at beginning of the period	3,220	701

Cash and cash equivalents at end of the period	$20,794	409

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,285	4,616

Income taxes	$300	700

Noncash investing and financing activities:
Change in accumulated other comprehensive loss, net change in unrealized loss on security available for sale	$1	(4)

Common stock dividend	$554	1,187

Loans transferred to foreclosed assets	$-	2,390

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (As Restated) (unaudited)

(1)	General. OptimumBank Holdings, Inc. (the “Holding Company”) is a one-bank holding company and owns 100% of OptimumBank (the “Bank”), a state (Florida)-chartered commercial bank (collectively, the “Company”). The Holding Company’s only business is the operation of the Bank. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation. The Bank offers a variety of community banking services to individual and corporate customers through its three banking offices located in Broward County, Florida.

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

Management has evaluated events occurring subsequent to the balance sheet date through November 23, 2009 (the financial statement issuance date), determining no events require additional disclosure in these consolidated condensed financial statements.

(2)	Loan Impairment and Credit Losses. The activity in the allowance for loan losses was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Balance at beginning of period	$1,827	$794	$1,906	$692
Charge-offs, net of recoveries	(2,632)	(93)	(3,116)	(112)
Provision (credit) for loan losses	4,102	(7)	4,507	114

Balance at end of period	$3,297	$694	$3,297	$694

The following summarizes the impaired loans at June 30, 2009 and 2008 (in thousands):

	At June 30,
	2009	2008

Loans identified as impaired:
Gross loans with no related allowance for loan losses	$32,312	$4,251

Gross loans with related allowance for losses recorded	11,481	26
Less: Allowance on these loans	(2,008)	(14)

Net investment in impaired loans	$41,785	$4,263

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (As Restated) (unaudited), Continued

(2)	Loan Impairment and Credit Losses, Continued. The average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Average net investment in impaired loans	$9,448	$1,578	$9,981	$1,588

Interest income recognized on impaired loans	$26	$-	$86	$-

Interest income received on impaired loans	$26	$-	$86	$-

At June 30, 2009 and 2008, the Company had no loans over ninety days past due still accruing interest. Nonaccrual loans were as follows (in thousands):

	At June 30,
	2009	2008

Nonaccrual loans	$20,258	$276

(3)	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2009 of the regulatory capital requirements and the Bank’s capital on a percentage basis:

	Bank	Regulatory Requirement

Tier I capital to total average assets	9.23%	4.00%

Tier I capital to risk-weighted assets	12.81%	4.00%

Total capital to risk-weighted assets	14.06%	8.00%

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (As Restated) (unaudited), Continued

(4)	(Loss) Earnings Per Share. Basic (loss) earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. In 2008, diluted earnings per share were computed based on the weighted average number of shares outstanding plus the effect of outstanding stock options, computed using the treasury stock method. In 2009, basic and diluted loss per share are the same due to the net loss incurred by the Company. All amounts reflect the 5% stock dividends declared in May, 2009 and 2008. (Loss) earnings per common share have been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted-average number of common shares outstanding used to calculate basic (loss) earnings per common share	3,276,842	3,276,842	3,276,842	3,276,842
Effect of dilutive stock options	-	64,931	-	65,861

Weighted-average number of common shares outstanding used to calculate diluted (loss) earnings per common share	3,276,842	3,341,773	3,276,842	3,342,703

The following options were excluded from the calculation of the 2008 earnings per share due to the exercise price being above the average market price:

	Number Outstanding	Exercise Price	Expire
For the three and six months ended June 30, 2008-
Options	280,782	$9.07-11.33	2014-2015

(5)	Stock-Based Compensation. The Company follows the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost to be recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of December 31, 2005, all stock options were fully vested and no options have been granted since 2005; therefore, no stock-based compensation has been recognized.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (As Restated) (unaudited), Continued

(5)	Stock-Based Compensation, Continued. A summary of the activity in the Company’s stock option plan is as follows. All amounts reflect the 5% stock dividend declared in May 2009:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding and exercisable at December 31, 2008 and June 30, 2009	528,744	$7.31	4.2 years	$-

(6)	Fair Value Measurements. Financial assets subject to fair value measurements on a recurring basis are as follows (in thousands):

		Fair Value Measurements at June 30, 2009 Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2009-
Available for sale securities	$245	245	-	-

Impaired collateral-dependent loans and foreclosed assets are carried at fair value when the current collateral value is lower than the carrying value of the loan or foreclosed asset. Those impaired collateral-dependent loans and foreclosed assets which are measured at fair value on a nonrecurring basis are as follows (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations For the Six Months Ended June 30, 2009
As of June 30, 2009:
Impaired loans (1)	$9,473	-	-	9,473	3,200	2,080

Foreclosed assets	$88	-	-	88	22	7

(1)	Loans with a carrying value of $32,312,000 were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (As Restated) (unaudited), Continued

(6)	Fair Value Measurements, Continued. The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	At June 30, 2009		At December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$20,794	$20,794	$3,220	$3,220
Securities held to maturity	94,477	86,381	82,208	78,756
Security available for sale	245	245	244	244
Loans	157,061	155,749	160,699	160,684
Federal Home Loan Bank stock	3,551	3,551	3,526	3,526
Accrued interest receivable	1,219	1,219	1,277	1,277

Financial liabilities:
Deposit liabilities	143,472	144,816	114,925	115,807
Federal Home Loan Bank advances	68,700	69,886	68,700	71,058
Other borrowings	41,800	43,340	41,800	43,714
Junior subordinated debenture	5,155	4,959	5,155	4,871
Off-balance sheet financial instruments	-	-	-	-

Discussion regarding the assumptions used to compute the fair values of financial instruments can be found in Note 1 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

(7)	Common Stock Dividend. On May 28, 2009, the Company’s board of directors declared a 5% stock dividend to shareholders of record on June 11, 2009 which was paid on July 11, 2009.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (As Restated) (unaudited), Continued

(8)	Restatement of Previously Issued Financial Statements. Commencing after August 14, 2009, and after the date of the original filing of the Company’s Form 10-Q for the quarter ended June 30, 2009, the Company reclassified certain loans that had been restructured as impaired loans, resulting in additional loan charge-offs and provisions for loan losses related to the reclassified loans. The Company also reclassified certain restructured loans as non-accrual loans and reversed interest income previously recognized on these loans, as well as late fee income associated with certain impaired loans. The Bank amended its regulatory call report for the quarter ended June 30, 2009, to reflect these adjustments. The Company also recorded the additional loss reserves, charge offs, and reversal of interest income and fee income in the quarter ended June 30, 2009, and reflected the additional non-accrual and impaired loans in its financial statements as of June 30, 2009. On November 16, 2009, the Company concluded that the Company’s previously issued second quarter 2009 consolidated financial statements needed to be restated and that the Company’s Form 10-Q for the quarter ended June 30, 2009, would need to be amended.

As a result of the restatement, the following financial statement line items were adjusted (in thousands):

	Restated	Previously Reported	Effect of Change
Condensed Consolidated Balance Sheet at June 30, 2009:
Loans, net of allowance for loan losses	$157,061	159,262	(2,201)
Allowance for loan losses	3,297	1,487	1,810
Accrued interest receivable	1,219	1,262	(43)
Other assets	2,790	1,335	1,455
Total assets	283,235	284,024	(789)
Other liabilities	1,087	442	645
Total liabilities	262,581	261,936	645
Retained earnings	1,578	3,012	(1,434)
Total stockholders’ equity	20,654	22,088	(1,434)
Total liabilities and stockholders’ equity	283,235	284,024	(789)

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (As Restated) (unaudited), Continued

(8)	Restatement of Previously Issued Financial Statements, Continued.

	Restated	Previously Reported	Effect of Change
Condensed Consolidated Statements of Operations
Three Months Ended June 30, 2009:
Interest income - Loans	2,652	2,435	217
Total interest income	3,985	3,768	217
Net interest income	1,768	1,551	217
Provision for loan losses	4,102	1,634	2,468
Net interest (expense) after provision for loan losses	(2,334)	(83)	(2,251)
Noninterest income - Service charges and fees	(24)	23	(47)
Total noninterest income	(23)	24	(47)
(Loss) earnings before income taxes (benefit)	(3,478)	(1,180)	(2,298)
Income taxes (benefit)	(1,308)	(444)	(864)
Net (loss) earnings	(2,170)	(736)	(1,434)
Net (loss) earnings per share:
Basic	(0.66)	(0.22)	(0.44)
Diluted	(0.66)	(0.22)	(0.44)

Six Months Ended June 30, 2009:
Interest income - Loans	5,072	4,855	217
Total interest income	7,652	7,435	217
Net interest income	3,245	3,028	217
Provision for loan losses	4,507	2,039	2,468
Net interest (expense) after provision for loan losses	(1,262)	989	(2,251)
Noninterest income - Service charges and fees	6	53	(47)
Total noninterest income	8	55	(47)
(Loss) earnings before income taxes (benefit)	(3,385)	(1,087)	(2,298)
Income taxes (benefit)	(1,273)	(409)	(864)
Net (loss) earnings	(2,112)	(678)	(1,434)
Net (loss) earnings per share:
Basic	(0.64)	(0.21)	(0.43)
Diluted	(0.64)	(0.21)	(0.43)

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (As Restated) (unaudited), Continued

(8)	Restatement of Previously Issued Financial Statements, Continued.

	Restated	Previously Reported	Effect of Change
Condensed Consolidated Statements of Stockholders’ Equity:
Net loss for the six months ended June 30, 2009	(2,112)	(678)	(1,434)
Comprehensive loss for the six months ended June 30, 2009	(2,111)	(677)	(1,434)
Balance at June 30, 2009 – retained earnings	1,578	3,012	(1,434)
Balance at June 30, 2009 – total stockholders’ equity	20,654	22,088	(1,434)

Condensed Consolidated Statements of Cash Flows:
Six Months Ended June 30, 2009:
Net (loss) earnings	(2,112)	(678)	(1,434)
Provision for loan losses	4,507	2,039	2,468
Net amortization of fees, premiums and discounts	(424)	(33)	(391)
Decrease (increase) in accrued interest receivable	58	15	43
(Increase) decrease in other assets	(1,413)	42	(1,455)
Increase (decrease) in official checks and other liabilities	432	(213)	645
Net cash provided by operating activities	1,150	1,274	(124)
Net (increase) decrease in loans	(688)	(812)	124
Net cash used in investing activities	(12,750)	(12,874)	124

As a result of the restatement, other items that were also affected included, among others, the following (dollars in thousands):

Loan Impairment and Credit Losses:
Three Months Ended June 30, 2009:
Charge-offs, net of recoveries	(2,632)	(1,974)	(658)
Provision (credit) for loan losses	4,102	1,634	2,468
Balance at end of period	3,297	1,487	1,810

Six Months Ended June 30, 2009:
Charge-offs, net of recoveries	(3,116)	(2,458)	(658)
Provision (credit) for loan losses	4,507	2,039	2,468
Balance at end of period	3,297	1,487	1,810

Loans identified as impaired at June 30, 2009:
Gross loans with no related allowance for loan losses	32,312	506	31,806
Gross loans with related allowance for loan losses	11,481	7,379	4,102
Less: Allowance on these loans	(2,008)	(593)	(1,415)
Net investment in impaired loans	41,785	7,292	34,493

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (As Restated) (unaudited), Continued

(8)	Restatement of Previously Issued Financial Statements, Continued.

	Restated	Previously Reported	Effect of Change
Three Months Ended June 30, 2009:
Average net investment in impaired loans	9,448	8,991	457

Six Months Ended June 30, 2009:
Average net investment in impaired loans	9,981	9,748	233

Nonaccrual loans at June 30, 2009	20,258	7,358	12,900

Regulatory Capital at June 30, 2009:
Tier 1 capital to total average assets	9.23%	9.76%	(0.53)%
Tier 1 capital to risk-weighted assets	12.81%	14.50%	(1.69)%
Tier 1 capital to risk-weighted assets	14.06%	15.31%	(1.25)%

Fair Value Measurements as of June 30, 2009:
Impaired loans:
Fair value	9,473	6,786	2,687
Level 3	9,473	6,786	2,687
Total losses	3,200	1,395	1,805
Losses recorded in operations for six months ended June 30, 2009	2,080	275	1,805
Loans with carrying value in excess of carrying value	32,312	506	31,806

Loans at June 30, 2009:
Carrying amount	157,061	159,262	(2,201)
Fair value	155,749	157,950	(2,201)

Accrued Interest Receivable at June 30, 2009:
Carrying amount	1,219	1,262	(43)
Fair value	1,219	1,262	(43)

Liquidity and Capital Resources:
Six Months Ended June 30, 2009:
Average equity as a percentage of average assets	8.35%	8.44%	(0.09)%
Equity to total assets at end of period	7.29%	7.78%	(0.49)%
Return on average assets	(1.58)%	(0.51)%	(1.07)%
Return on average equity	(18.90)%	(6.00)%	(12.90)%

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (As Restated) (unaudited), Continued

(8)	Restatement of Previously Issued Financial Statements, Continued.

	Restated	Previously Reported	Effect of Change

Results of Operations – Average Balance Sheet
Three Months Ended June 30, 2009:
Interest-earning assets:
Loans:
Interest and dividends	2,652	2,435	217
Average yield/rate	6.57%	6.04%	0.53%
Total interest-earning assets/interest income:
Interest and dividends	3,985	3,768	217
Average yield/rate	5.99%	5.66%	0.33%

Other liabilities-
Average balance	3,174	2,777	397
Stockholders’ equity-
Average balance	21,942	22,339	(397)
Net interest income	1,768	1,551	217
Interest rate spread	2.43%	2.10%	0.33%
Net interest margin	2.66%	2.33%	0.33%

Six Months Ended June 30, 2009:
Interest-earning assets:
Loans:
Interest and dividends	5,072	4,855	217
Average yield/rate	6.30%	6.03%	0.27%
Total interest-earning assets/interest income:
Interest and dividends	7,652	7,435	217
Average yield/rate	5.87%	5.70%	0.17%

Other liabilities-
Average balance	2,688	2,449	239
Stockholders’ equity-
Average balance	22,347	22,586	(239)
Net interest income	3,245	3,028	217
Interest rate spread	2.23%	2.06%	0.17%
Net interest margin	2.49%	2.32%	0.17%

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (As Restated) (unaudited), Continued

(8)	Restatement of Previously Issued Financial Statements, Continued.

The $2,468,000 increase in the provision for loan losses was primarily due to the addition of $1,329,000 in specific reserves on ten loans classified as impaired loans due to a reevaluation of the underlying collateral and identification of continued deterioration in the ability of the borrowers to make loan payments. The provision for loan losses also increased by a $651,000 adjustment made to reduce the principal balance of loans reclassified as troubled debt restructurings to their net present value, and a $488,000 increase in the general valuation allowances on the loan portfolio to adjust these allowances for updated historical loss experience in the Company’s loan portfolio.

The $658,000 increase in net loan charge-offs was primarily due to the charge-off of the $651,000 provision for loan losses to reduce the restructured impaired loans that were not collateral dependent to their net present value.

The $34.5 million increase in net investment in impaired loans was due to the reclassification of 29 loans as troubled debt restructurings due to the identification of continued deterioration in the ability of the borrowers to make loan payments.

The $12.9 million increase in net investment in non-accrual loans was primarily due to the reclassification of approximately 11 of the impaired loans as non-accrual. In general, these loans had been previously performing under restructured terms, but were reclassified as non-accrual based on a reevaluation of the underlying collateral, as well as the borrower’s financial condition and prospects for repayment.

The $217,000 increase in the interest income on loans was due to an increase of $260,000 from the amortization of the discount associated with the net present value calculation on the restructured impaired loans, offset by a reversal of $43,000 in interest income previously recognized on newly reclassified non-accrual loans with a corresponding $43,000 decrease in accrued interest receivable.

The $1,455,000 increase in other assets and $645,000 decrease in other liabilities was primarily due to the $864,000 increase in the income tax benefit due to the increased loss from operations.

The $2,201,000 reduction in loans was due to the $1,810,000 increase in the allowance for loan losses resulting from the increase in the loan loss provision and $391,000 of discounts associated with the net present value calculation on the restructured impaired loans.

Service charges and fee income decreased by $47,000 due to the reversal of accrued late fee income associated with reclassified impaired loans which was previously thought to be collectible.

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

Report of Independent Registered Public Accounting Firm

OptimumBank Holdings, Inc.

Fort Lauderdale, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of OptimumBank Holdings, Inc. and Subsidiary (the “Company”) as of June 30, 2009 (as restated), and the condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2009 (as restated) and 2008 and the related condensed consolidated statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2009 (as restated) and 2008. These interim financial statements are the responsibility of the Company’s management.

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

As described in Note 8 to the interim condensed consolidated financial statements, the Company has restated its previously issued interim condensed consolidated financial statements as of June 30, 2009 and for the three- and six-month periods then ended.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA

Fort Lauderdale, Florida

July 23, 2009, except for Notes 1, 2, 3, 6 and 8 as to

which the date is November 23, 2009

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (As Restated)

Comparison of June 30, 2009 and December 31, 2008

Liquidity and Capital Resources

The Company’s primary sources of cash during the six months ended June 30, 2009 were principal repayments of securities held to maturity of approximately $12.3 million, net deposit inflows of approximately $28.5 million and cash provided from operating activities of approximately $1.3 million. Cash was used primarily for purchases of securities of approximately $24.4 million and net loan originations of approximately $1.1 million. At June 30, 2009, the Company had time deposits of approximately $91.4 million that mature in one year or less. Management believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest-rate environment.

The following table shows selected information for the periods ended or at the dates indicated:

	Six Months Ended June 30, 2009	Year Ended December 31, 2008	Six Months Ended June 30, 2008
Average equity as a percentage of average assets	8.35%	9.15%	9.25%

Equity to total assets at end of period	7.29%	8.92%	9.15%

Return on average assets (1)	(1.58)%	.21%	0.67%

Return on average equity (1)	(18.90)%	2.26%	7.19%

Noninterest expenses to average assets (1)	1.59%	1.81%	1.62%

(1)	Annualized for the six months ended June 30, 2009 and 2008.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations (As Restated), Continued

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

	Three Months Ended June 30,
	2009			2008
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
			($ in thousands)
Interest-earning assets:
Loans	$161,369	$2,652	6.57%	$161,191	$2,867	7.11%
Securities	91,678	1,330	5.80	79,442	1,061	5.34
Other (1)	13,213	3.09		4,108	52	5.06

Total interest-earning assets/interest income	266,260	3,985	5.99	244,741	3,980	6.50

Cash and due from banks	2,994			556
Premise and equipment	3,036			3,204
Other	2,029			4,718

Total assets	$274,319			$253,219

Interest-bearing liabilities:
Savings, NOW and money-market deposits	38,471	191	1.99	33,851	269	3.18
Time deposits	94,647	801	3.39	79,413	872	4.39
Borrowings (2)	115,655	1,225	4.24	112,898	1,178	4.17

Total interest-bearing liabilities/ interest expense	248,773	2,217	3.56	226,162	2,319	4.10

Noninterest-bearing demand deposits	430			729
Other liabilities	3,174			3,388
Stockholders’ equity	21,942			22,940

Total liabilities and stockholders’ equity	$274,319			$253,219

Net interest income		$1,768			$1,661

Interest-rate spread (3)			2.43%			2.40%

Net interest margin (4)			2.66%			2.71%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.07			1.08

(1)	Includes interest-earning deposits with banks, Federal funds sold, and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and junior subordinated debenture.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30,
	2009			2008
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$160,984	$5,072	6.30%	$164,347	$5,982	7.28%
Securities	90,084	2,577	5.72	70,132	1,914	5.46
Other (1)	9,680	3.06		4,190	109	5.20

Total interest-earning assets/interest income	260,748	7,652	5.87	238,669	8,005	6.71

Cash and due from banks	2,355			475
Premises and equipment	3,057			3,219
Other	1,559			3,629

Total assets	$267,719			$245,992

Interest-bearing liabilities:
Savings, NOW and money-market deposits	35,287	367	2.08	31,317	540	3.45
Time deposits	90,679	1,601	3.53	84,302	1,915	4.54
Borrowings (2)	116,293	2,439	4.19	103,212	2,213	4.29

Total interest-bearing liabilities/ interest expense	242,259	4,407	3.64	218,831	4,668	4.27

Noninterest-bearing demand deposits	425			997
Other liabilities	2,688			3,419
Stockholders’ equity	22,347			22,745

Total liabilities and stockholders’ equity	$267,719			$245,992

Net interest income		$3,245			$3,337

Interest-rate spread (3)			2.23%			2.44%

Net interest margin (4)			2.49%			2.80%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.08			1.09

(1)	Includes interest-earning deposits with banks, Federal funds sold, and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and junior subordinated debenture.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended June 30, 2009 and 2008

General. Net loss for the three months ended June 30, 2009, were $(2,170,000) or $(.66) per basic and diluted share compared to net earnings of $388,000 or $.12 per basic and diluted share for the period ended June 30, 2008. The decrease in the Company’s net earnings was primarily due to an increase in the provision for loan losses.

Interest Income. Interest income on loans decreased to $2.7 million due primarily to a decrease in the average yield earned from 7.11% for the three months ended June 30, 2008 to 6.57% for the three months ended June 30, 2009. Interest on securities increased to $1.3 million due primarily to an increase in the average balance of the securities portfolio in 2009 and an increase in the average yield earned from 5.34% for the three months ended June 30, 2008, to 5.80% for the three months ended June 30, 2009.

Interest Expense. Interest expense on deposits decreased to $1.0 million for the three months ended June 30, 2009, from $1.1 million for the three months ended June 30, 2008. Interest expense decreased primarily because of a decrease in the average yield paid on deposits during 2009.

Provision (Credit) for Loan Losses. The provision for the three months ended June 30, 2009, was $4,102,000 compared to a credit of $(7,000) for the same period in 2008. The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectibility of our loan portfolio. In 2008, the credit was due to the decrease in the loan portfolio balance. The increase in the provision in 2009 was due in part to the addition of a $1,638,000 specific reserve on a high-end residential property loan in Naples, Florida. The remaining increase relates to the adjustments discussed in footnote 8, “Restatement of Previously Issued Financial Statements” to the Consolidated Financial Statements contained in Part I, Item 1. The allowance for loan losses totaled $3,297,000 or 2.05% of loans outstanding at June 30, 2009, compared to $1,906,000, or 1.17% of loans outstanding at December 31, 2008. Management believes the balance in the allowance for loan losses at June 30, 2009 is adequate.

Noninterest Income. Total noninterest income decreased to $(23,000) for the three months ended June 30, 2009, from $38,000 for the three months ended June 30, 2008, primarily due to a decrease in service charges and fees in 2009 and a reversal of late loan fees previously thought to be collectable. See footnote 8, “Restatement of Previously Issued Financial Statements” to the Consolidated Financial Statements contained in Part I, Item 1.

Noninterest Expenses. Total noninterest expenses increased for the three months ended June 30, 2009 from the three months ended June 30, 2008, primarily due to a special assessment by the Federal Deposit Insurance Corporation of $119,000 in 2009.

Income Taxes (Benefit). The income tax benefit for the three months ended June 30, 2009, was $(1,308,000) (an effective rate of 37.6%) compared to an income tax provision of $235,000 (an effective rate of 37.7%) for the three months ended June 30, 2008.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Six-Month Periods Ended June 30, 2009 and 2008

General. Net loss for the six months ended June 30, 2009, were $(2,112,000) or $(.64) per basic and diluted share compared to net earnings of $818,000 or $.25 per basic and $.24 per diluted share for the period ended June 30, 2008. The decrease in the Company’s net earnings was primarily due to an increase in the provision for loan losses

Interest Income. Interest income decreased to $7.7 million for the six months ended June 30, 2009 from $8.0 million for the six months ended June 30, 2008. Interest income on loans decreased to $5.1 million due primarily to a decrease in the average loan portfolio balance and a decrease in the average yield earned from 7.28% for the six months ended June 30, 2008 to 6.30% for the six months ended June 30, 2009. Interest on securities increased to $2.6 million due primarily to an increase in the average balance of the securities portfolio in 2009 and an increase in the average yield earned.

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

Provision for Loan Losses. The provision for the six months ended June 30, 2009, was $4,507,000 compared to $114,000 for the same period in 2008. The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The increase in the provision in 2009 was due in part to the addition of a $1,638,000 specific reserve on a high-end residential property loan in Naples, Florida and $405,000 in additional specific reserves added in the first quarter of 2009. The remaining increase relates to the adjustments discussed in footnote 8, “Restatement of Previously Issued Financial Statements” to the Consolidated Financial Statements contained in Part I, Item 1. The allowance for loan losses totaled $3,297,000 or 2.05% of loans outstanding at June 30, 2009, compared to $1,906,000, or 1.17% of loans outstanding at December 31, 2008. Management believes the balance in the allowance for loan losses at June 30, 2009 is adequate.

Noninterest Income. Total noninterest income decreased to $8,000 for the six months ended June 30, 2009, from $80,000 for the six months ended June 30, 2008, primarily due to a decrease in service charges and fees in 2009 and a reversal of late loan fees previously thought to be collectable. See footnote 8, “Restatement of Previously Issued Financial Statements” to the Consolidated Financial Statements contained in Part I, Item 1.

Noninterest Expenses. Total noninterest expenses increased to $2.1 million for the six months ended June 30, 2009 from $2.0 million for the six months ended June 30, 2008. The increase was due to a special assessment by the Federal Deposit Insurance Corporation of $119,000 in 2009.

Income Taxes (Benefit). The income tax benefit for the six months ended June 30, 2009, was $(1,273,000) (an effective rate of 37.6%) compared to an income tax provision of $493,000 (an effective rate of 37.6%) for the six months ended June 30, 2008.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 4T. Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures. The Company’s management evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13(a)-15(e) as of the end of the period covered by this Amended Report. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded at that time that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Amended Report, i.e. June 30, 2009.

As discussed in the Explanatory Note to this Amended Report, and Note 8 to the Interim Consolidated Financial Statements contained in this report, subsequent to the date of the Original Report, management increased the level of impaired loans and determined that substantial additional provisions for loan losses and charge offs of reclassified real estate loans should be reported for the three months ended June 30, 2009. Management made the adjustments based upon, among other things, management’s review of additional information regarding the Company’s real estate loan portfolio, reevaluation of the underlying collateral and identification of continued deterioration in the ability of some of the borrowers to make loan payments.

As a result of the restatement, management is in the process of reevaluating the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of June 30, 2009, including the identification of any material weaknesses in the Company’s internal controls. Management has not yet reached a conclusion as to whether the Company’s disclosure controls and procedures were effective as of June 30, 2009. Management intends to retain outside advisors to assist with this process and expects to complete its evaluation as promptly as possible, but in no event later than December 31, 2009.

b.	Changes in Internal Controls. During the period covered by this Amended Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting. However, as described above, management is in the process of reevaluating the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of June 30, 2009, including the identification of any material weaknesses in the Company’s internal controls. If material weaknesses are identified, the Company has directed management to promptly develop such modifications to its internal control processes and procedures as may be necessary to address the identified material weaknesses.

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

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date: November 23, 2009	By:	/S/ ALBERT J. FINCH
Albert J. Finch, Chief Executive Officer

Date: November 23, 2009	By:	/S/ RICHARD L. BROWDY
Richard L. Browdy, Chief Financial Officer