Form 10-Q
period 2009-09-30
OptimumBank Holdings, Inc.
filed 2009-11-23
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,276,842 shares of Common Stock, $.01 par value, issued and outstanding as of November 23, 2009

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item  1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	September 30, 2009	December 31, 2008

	(unaudited)
Assets

Cash and due from banks	$1,852	$980
Interest-bearing deposits with banks	5,202	97
Federal funds sold	11,894	2,143

Total cash and cash equivalents	18,948	3,220

Securities held to maturity (fair value of $83,099 and $78,756)	86,748	82,208
Security available for sale	-	244
Loans, net of allowance for loan losses of $2,878 and $1,906	153,417	160,699
Federal Home Loan Bank stock	3,551	3,526
Premises and equipment, net	2,966	3,094
Foreclosed assets	88	95
Accrued interest receivable	1,157	1,277
Other assets	3,062	1,377

Total assets	$269,937	$255,740

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	$130	$90
Savings, NOW and money-market deposits	41,319	30,668
Time deposits	93,781	84,167

Total deposits	135,230	114,925

Federal Home Loan Bank advances	63,700	68,700
Other borrowings	41,800	41,800
Junior subordinated debenture	5,155	5,155
Advanced payments by borrowers for taxes and insurance	2,029	935
Official checks	728	553
Other liabilities	951	907

Total liabilities	249,593	232,975

Stockholders’ equity:
Common stock, $.01 par value; 6,000,000 shares authorized, 3,276,842 and 3,120,992 shares issued and outstanding	33	31
Additional paid-in capital	19,046	18,494
Retained earnings	1,265	4,244
Accumulated other comprehensive loss	-	(4)

Total stockholders’ equity	20,344	22,765

Total liabilities and stockholders’ equity	$269,937	$255,740

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income:
Loans	$2,266	$2,749	$7,338	$8,731
Securities	1,268	1,116	3,845	3,030
Other	14	35	17	144

Total interest income	3,548	3,900	11,200	11,905

Interest expense:
Deposits	873	1,046	2,841	3,501
Borrowings	1,203	1,237	3,642	3,450

Total interest expense	2,076	2,283	6,483	6,951

Net interest income	1,472	1,617	4,717	4,954

Provision for loan losses	733	47	5,240	161

Net interest income (expense) after provision for loan losses	739	1,570	(523)	4,793

Noninterest income:
Service charges and fees	12	46	18	119
Loan prepayment fees	1	30	1	35
Other	1	2	3	4

Total noninterest income	14	78	22	158

Noninterest expenses:
Salaries and employee benefits	520	540	1,609	1,631
Occupancy and equipment	138	168	455	537
Data processing	42	42	129	125
Professional fees	94	54	313	195
Insurance	141	36	377	64
Stationary and supplies	10	11	29	24
Loss on sale of foreclosed assets	-	293	-	293
Provision for losses on foreclosed assets	-	11	7	74
Other-than-temporary impairment of securities	179	-	179	-
Other	132	170	289	374

Total noninterest expenses	1,256	1,325	3,387	3,317

(Loss) earnings before income taxes (benefit)	(503)	323	(3,888)	1,634

Income taxes (benefit)	(190)	122	(1,463)	615

Net (loss) earnings	$(313)	$201	$(2,425)	$1,019

Net (loss) earnings per share:
Basic	$(.10)	$.06	$(.74)	$.31

Diluted	$(.10)	$.06	$(.74)	$.31

Dividends per share	$-	$-	$-	$-

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2009 and 2008

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2007	2,972,507	$30	$17,308	$4,913	$(4)	$22,247

Comprehensive income:
Net earnings for the nine months ended September 30, 2008 (unaudited)	-	-	-	1,019	-	1,019

Net change in unrealized loss on security available for sale (unaudited)	-	-	-	-	(1)	(1)

Comprehensive income (unaudited)						1,018

5% stock dividend (fractional shares paid in cash) (unaudited)	148,485	1	1,186	(1,189)	-	(2)

Balance at September 30, 2008 (unaudited)	3,120,992	$31	$18,494	$4,743	$(5)	$23,263

Balance at December 31, 2008	3,120,992	$31	$18,494	$4,244	$(4)	$22,765

Comprehensive loss:
Net loss for the nine months ended September 30, 2009 (unaudited)	-	-	-	(2,425)	-	(2,425)

Net change in unrealized loss on security available for sale (unaudited)	-	-	-	-	4	4

Comprehensive loss (unaudited)						(2,421)

5% stock dividend (fractional shares paid in cash) (unaudited)	155,850	2	552	(554)	-	-

Balance at September 30, 2009 (unaudited)	3,276,842	$33	$19,046	$1,265	$-	$20,344

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net (loss) earnings	$(2,425)	$1,019
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	141	153
Provision for loan losses	5,240	161
Net amortization of fees, premiums and discounts	(464)	804
Decrease in accrued interest receivable	120	105
(Increase) decrease in other assets	(1,685)	118
Loss on sale of foreclosed assets	-	293
Provision for losses on foreclosed assets	7	74
Other-than-temporary impairment of securities	179	-
Increase (decrease) in official checks and other liabilities	219	(157)

Net cash provided by operating activities	1,332	2,570

Cash flows from investing activities:
Purchases of securities held to maturity	(24,032)	(35,603)
Principal repayments of securities held to maturity	19,677	8,323
Proceeds from sale of security available for sale	248	-
Net decrease in loans	2,142	9,281
Purchase of premises and equipment	(13)	(41)
Proceeds from sale of foreclosed assets	-	257
Purchase of Federal Home Loan Bank stock	(25)	(741)

Net cash used in investing activities	(2,003)	(18,524)

Cash flows from financing activities:
Net increase (decrease) in deposits	20,305	(12,468)
Net increase in other borrowings	-	12,900
Proceeds from Federal Home Loan Bank advances	-	45,600
Repayment of Federal Home Loan Bank advances	(5,000)	(29,750)
Increase in advance payments by borrowers for taxes and insurance	1,094	878
Fractional shares of stock dividend paid-in cash	-	(2)

Net cash provided by financing activities	16,399	17,158

Net increase in cash and cash equivalents	15,728	1,204

Cash and cash equivalents at beginning of the period	3,220	701

Cash and cash equivalents at end of the period	$18,948	$1,905

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$6,418	$6,907

Income taxes	$300	$889

Noncash investing and financing activities:
Change in accumulated other comprehensive loss, net change in unrealized loss on security available for sale, net of tax	$4	$(1)

Common stock dividend	$554	$1,187

Loans transferred to foreclosed assets	$-	$2,390

Loan made in connection with sale of foreclosed asset	$-	$1,600

Foreclosed assets reclassified to other assets	$-	$150

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General. OptimumBank Holdings, Inc. (the “Holding Company”) is a one-bank holding company and owns 100% of OptimumBank (the “Bank”), a state (Florida)-chartered commercial bank (collectively, the “Company”). The Holding Company’s only business is the operation of the Bank. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation. The Bank offers a variety of community banking services to individual and corporate customers through its three banking offices located in Broward County, Florida.

In the opinion of the management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2009, and the results of operations for the three- and nine-month periods ended September 30, 2009 and 2008, and cash flows for the nine-months periods ended September 30, 2009 and 2008. The results of operations for the three and nine months ended September 30, 2009, are not necessarily indicative of the results to be expected for the full year.

Management has evaluated events occurring subsequent to the balance sheet date through November 23, 2009 (the financial statement issuance date), determining no events require additional disclosure in these consolidated condensed financial statements.

(2)	Loan Impairment and Credit Losses. The activity in the allowance for loan losses was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Balance at beginning of period	$3,297	$694	$1,906	$692
Charge-offs, net of recoveries	(1,152)	(9)	(4,268)	(121)
Provision for loan losses	733	47	5,240	161

Balance at end of period	$2,878	$732	$2,878	$732

The following summarizes the impaired loans at September 30, 2009 and 2008 (in thousands):

	At September 30,
	2009	2008

Loans identified as impaired:
Gross loans with no related allowance for loan losses	$32,312	$5,070

Gross loans with related allowance for losses recorded	10,493	-
Less: Allowance on these loans	(1,020)	-

Net investment in impaired loans	$41,785	$5,070

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Loan Impairment and Credit Losses, Continued. The average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Average net investment in impaired loans	$41,785	$4,729	$20,694	$2,675

Interest income recognized on impaired loans	$306	$-	$392	$-

Interest income received on impaired loans	$306	$-	$392	$-

At September 30, 2009 and 2008, the Company had no loans over ninety days past due still accruing interest. Nonaccrual loans were as follows (in thousands):

	At September 30,
	2009	2008

Nonaccrual loans	$20,258	$4,564

(3)	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2009 of the regulatory capital requirements and the Bank’s capital on a percentage basis:

	Bank	Regulatory Requirement

Tier I capital to total average assets	9.05%	4.00%

Tier I capital to risk-weighted assets	13.21%	4.00%

Total capital to risk-weighted assets	14.46%	8.00%

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(4)	(Loss) Earnings Per Share. Basic (loss) earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. In 2008, diluted earnings per share were computed based on the weighted average number of shares outstanding plus the effect of outstanding stock options, computed using the treasury stock method. In 2009, basic and diluted loss per share are the same due to the net loss incurred by the Company. All amounts reflect the 5% stock dividends declared in May, 2009 and 2008. (Loss) earnings per common share have been computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted-average number of common shares outstanding used to calculate basic (loss) earnings per common share	3,276,842	3,276,842	3,276,842	3,276,842
Effect of dilutive stock options	-	43,547	-	57,381

Weighted-average number of common shares outstanding used to calculate diluted (loss) earnings per common share	3,276,842	3,320,389	3,276,842	3,334,223

The following options were excluded from the calculation of the 2008 earnings per share due to the exercise price being above the average market price:

	Number Outstanding	Exercise Price	Expire
For the three and nine months ended September 30, 2008-
Options	292,936	$7.43-11.33	2014-2015

(5)	Stock-Based Compensation. As of December 31, 2005, all stock options were fully vested and no options have been granted since 2005; therefore, no stock-based compensation has been recognized.

The Company established an Incentive Stock Option Plan (the “Plan”) for officers, directors and employees of the Company and reserved 630,720 (amended) shares of common stock for the plan. Both incentive stock options and nonqualified stock options may be granted under the plan. The exercise price of the stock options is determined by the board of directors at the time of grant, but cannot be less than the fair market value of the common stock on the date of grant. The options vest over three and five years. The options must be exercised within ten years from the date of grant. At September 30, 2009, 14,951 options were available for grant.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Stock-Based Compensation, Continued. A summary of the activity in the Company’s stock option plan is as follows. All amounts reflect the 5% stock dividend declared in May 2009:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding and exercisable at December 31, 2008 and September 30, 2009	528,744	$7.31	4.1 years	$-

(6)	Fair Value Measurements. Impaired collateral-dependent loans and foreclosed assets are carried at fair value when the current collateral value is lower than the carrying value of the loan or foreclosed asset. Those impaired collateral-dependent loans and foreclosed assets which are measured at fair value on a nonrecurring basis are as follows (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations For the Nine Months Ended September 30, 2009
As of September 30, 2009:
Impaired loans (1)	$9,473	-	-	9,473	3,200	2,080

Foreclosed assets	$88	-	-	88	22	7

(1)	Loans with a carrying value of $32,312,000 were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Fair Value Measurements, Continued. The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	At September 30, 2009		At December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$18,948	$18,948	$3,220	$3,220
Securities held to maturity	86,748	83,099	82,208	78,756
Security available for sale	-	-	244	244
Loans	153,417	153,425	160,699	160,684
Federal Home Loan Bank stock	3,551	3,551	3,526	3,526
Accrued interest receivable	1,157	1,157	1,277	1,277

Financial liabilities:
Deposit liabilities	135,230	136,029	114,925	115,807
Federal Home Loan Bank advances	63,700	65,439	68,700	71,058
Other borrowings	41,800	43,240	41,800	43,714
Junior subordinated debenture	5,155	4,991	5,155	4,871
Off-balance sheet financial instruments	-	-	-	-

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

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the interim financial data as of September 30, 2009, and for the three- and nine-month periods ended September 30, 2009 and 2008, presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

OptimumBank Holdings, Inc.

Fort Lauderdale, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of OptimumBank Holdings, Inc. and Subsidiary (the “Company”) as of September 30, 2009, and the condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2009 and 2008 and the related condensed consolidated statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

Comparison of September 30, 2009 and December 31, 2008

Liquidity and Capital Resources

The Company’s primary sources of cash during the nine months ended September 30, 2009 were principal repayments of securities held to maturity of approximately $19.7 million, net deposit inflows of approximately $20.3 million and cash provided from operating activities of approximately $1.3 million. Cash was used primarily for purchases of securities of approximately $24.0 million and the repayment of Federal Home Loan Bank advances of $5.0 million. At September 30, 2009, the Company had time deposits of approximately $85.8 million that mature in one year or less. Management believes that, if so desired, it can adjust the rates on time deposits to retain or attract deposits in a changing interest-rate environment.

We have agreed with the bank regulatory agencies that OptimumBank, our subsidiary bank, will limit its asset growth to no more than 5%, will make no significant change in its funding sources, and will not increase its brokered deposits.

The following table shows selected information for the periods ended or at the dates indicated:

	Nine Months Ended September 30, 2009	Year Ended December 31, 2008	Nine Months Ended September 30, 2008
Average equity as a percentage of average assets	8.04%	9.15%	9.19%

Equity to total assets at end of period	7.54%	8.92%	8.96%

Return on average assets (1)	(1.20)%	.21%	0.55%

Return on average equity (1)	(14.86)%	2.26%	5.94%

Noninterest expenses to average assets (1)	1.67%	1.81%	1.78%

(1)	Annualized for the nine months ended September 30, 2009 and 2008.

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

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at September 30, 2009, follows (in thousands):

Contract Amount

Commitments to extend credit	$2,250

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

	Three Months Ended September 30,
	2009			2008
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$158,192	2,266	5.73%	$159,844	2,749	6.88%
Securities	91,340	1,268	5.55	82,681	1,116	5.40
Other (1)	20,201	14	0.28	5,267	35	2.66

Total interest-earning assets/interest income	269,733	3,548	5.26	247,792	3,900	6.30

Cash and due from banks	2,032			486
Premises and equipment	2,995			3,164
Other	1,452			3,696

Total assets	$276,212			$255,138

Interest-bearing liabilities:
Savings, NOW and money-market deposits	40,891	169	1.65	34,449	264	3.07
Time deposits	96,818	704	2.91	76,924	782	4.07
Borrowings (2)	113,046	1,203	4.26	116,525	1,237	4.25

Total interest-bearing liabilities/interest expense	250,755	2,076	3.31	227,898	2,283	4.01

Noninterest-bearing demand deposits	469			487
Other liabilities	4,395			3,591
Stockholders’ equity	20,593			23,162

Total liabilities and stockholders’ equity	$276,212			$255,138

Net interest income		$1,472			$1,617

Interest-rate spread (3)			1.95%			2.29%

Net interest margin (4)			2.18%			2.61%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.08			1.09

(1)	Includes interest-earning deposits with banks, federal funds sold and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and junior subordinated debenture.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30,
	2009			2008
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$160,053	7,338	6.11%	$162,846	8,731	7.15%
Securities	90,502	3,845	5.66	74,315	3,030	5.44
Other (1)	13,187	17	0.17	4,549	144	4.22

Total interest-earning assets/interest income	263,742	11,200	5.66	241,710	11,905	6.57

Cash and due from banks	2,247			478
Premises and equipment	3,036			3,200
Other	1,525			3,653

Total assets	$270,550			$249,041

Interest-bearing liabilities:
Savings, NOW and money-market deposits	37,155	536	1.92	32,361	804	3.31
Time deposits	92,725	2,305	3.31	81,843	2,697	4.39
Borrowings (2)	115,211	3,642	4.21	107,649	3,450	4.27

Total interest-bearing liabilities/interest expense	245,091	6,483	3.53	221,853	6,951	4.18

Noninterest-bearing demand deposits	439			827
Other liabilities	3,258			3,477
Stockholders’ equity	21,762			22,884

Total liabilities and stockholders’ equity	$270,550			$249,041

Net interest income		$4,717			$4,954

Interest-rate spread (3)			2.13%			2.39%

Net interest margin (4)			2.38%			2.73%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.08			1.09

(1)	Includes interest-bearing deposits in banks, federal funds sold and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and junior subordinated debenture.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended September 30, 2009 and 2008

General. Net loss for the three months ended September 30, 2009, were $(313,000) or $(.10) per basic and diluted share compared to net earnings of $201,000 or $.06 per basic and diluted share for the period ended September 30, 2008. This decrease in the Company’s net earnings was primarily due to an increase in the provision for loan losses.

Interest Income. Interest income decreased to $3.5 million for the three months ended September 30, 2009 from $3.9 million for the three months ended September 30, 2008. Interest income on loans decreased due primarily to a decrease in the average loan portfolio balance and a decrease in the average yield earned for the three months ended September 30, 2009. Interest on securities increased to $1.3 million due primarily to an increase in the average balance of the securities portfolio and an increase in the average yield earned from 5.40% for the three months ended September 30, 2008, to 5.55% for the three months ended September 30, 2009.

Interest Expense. Interest expense on deposits decreased to $0.9 million for the three months ended September 30, 2009 from $1.0 million for the three months ended September 30, 2008. Interest expense decreased primarily because of a decrease in the average yield paid during 2009.

Provision for Loan Losses. The provision for the three months ended September 30, 2009, was $733,000 compared to $47,000 for the same period in 2008. The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio at September 30, 2009. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectibility of our loan portfolio. The increase in the provision for loan losses for third quarter of 2009 was due to potential increased credit risk on existing loans which resulted in a $600,000 increase in the specific reserve allocation for impaired loans and a $133,000 increase in the general reserve allocation. The allowance for loan losses totaled $2,878,000 or 1.84% of loans outstanding at September 30, 2009, compared to $1,906,000, or 1.17% of loans outstanding at December 31, 2008. Management believes the balance in the allowance for loan losses at September 30, 2009 is adequate.

Noninterest Income. Total noninterest income decreased to $14,000 for the three months ended September 30, 2009, from $78,000 for the three months ended September 30, 2008, primarily due to a decrease in loan prepayment fees and late charge fees.

Noninterest Expenses. Total noninterest expenses remained $1.3 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Increases in 2009 due to a special assessment by the Federal Deposit Insurance Corporation of $119,000 and an other-than-termporary impairment on securities of $179,000 were offset by a $293,000 reduction in losses on sale of foreclosed assets.

Income Taxes (Benefit). Income tax benefit for the three months ended September 30, 2009, was $(190,000) (an effective rate of 37.8%) compared to income taxes of $122,000 (an effective rate of 37.8%) for the three months ended September 30, 2008.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Nine-Month Periods Ended September 30, 2009 and 2008

General. Net loss for the nine months ended September 30, 2009, were $(2,425,000) or $(.74) per basic and diluted share compared to net earnings of $1,019,000 or $.31 per basic and diluted share for the period ended September 30, 2008. This decrease in the Company’s net earnings was primarily due to an increase in the provision for loan losses.

Interest Income. Interest income decreased to $11.2 million for the nine months ended September 30, 2009 compared to $11.9 million for the nine months ended September 30, 2008. Interest income on loans decreased to $7.3 million due primarily to a decrease in the average loan portfolio balance and a decrease in the average yield earned in 2009. Interest on securities increased to $3.8 million due primarily to an increase in the average balance of the securities portfolio in 2009 and an increase in the average yield earned.

Interest Expense. Interest expense on deposit accounts decreased to $2.8 million for the nine months ended September 30, 2009, from $3.5 million for the nine months ended September 30, 2008. Interest expense on deposits decreased primarily because of a decrease in the average yield paid in 2009. Interest expense on borrowings increased to $3.6 million for the nine months ended September 30, 2009 from $3.5 million for the nine months ended September 30, 2008 due primarily to an increase in the average balance of borrowings.

Provision for Loan Losses. The provision for the nine months ended September 30, 2009, was $5,240,000 compared to $161,000 for the same period in 2008. The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the loan portfolio at September 30, 2009. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectibility of our loan portfolio. The increase in the provision for loan losses for 2009 was due to potential increased credit risk on existing loans which resulted in a $4,619,000 increase in the specific reserve allocation for impaired loans and a $621,000 increase in the general reserve allocation. The allowance for loan losses totaled $2,878,000 or 1.84% of loans outstanding at September 30, 2009, compared to $1,906,000, or 1.17% of loans outstanding at December 31, 2008. Management believes the balance in the allowance for loan losses at September 30, 2009 is adequate.

Noninterest Income. Total noninterest income decreased to $22,000 for the nine months ended September 30, 2009, from $158,000 for the nine months ended September 30, 2008 primarily due to a decrease in loan prepayment fees and late charge fees.

Noninterest Expenses. Total noninterest expenses increased to $3.4 million for the nine months ended September 30, 2009 from $3.3 million for the nine months ended September 30, 2008, primarily due to a special assessment by the Federal Deposit Insurance Corporation of $119,000 and an other-than-temporary impairment on securities of $179,000 in 2009.

Income Taxes (Benefit). Income tax benefit for the nine months ended September 30, 2009, was $(1,463,000) (an effective rate of 37.6%) compared to income taxes of $615,000 (an effective rate of 37.6%) for the nine months ended September 30, 2008.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 4T. Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures. On November 23, 2009, the Company restated its interim financial statements for the three and six months ended June 30, 2009. In the restatement, management increased the level of impaired loans and reported substantial additional provisions for loan losses and charge offs of impaired real estate loans for the three months ended June 30, 2009. Management made the adjustments to the Company’s financial statements as a result of adjustments to the Bank’s call report for June 30, 2009. Among other things, the adjustments were based on management’s review of additional information regarding the Company’s real estate loan portfolio, reevaluation of the underlying collateral and identification of continued deterioration in the ability of some of the borrowers to make loan payments.

As a result of the restatement, management is in the process of evaluating the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2009, including the identification of any material weaknesses in the Company’s internal controls. Management has not yet reached a conclusion as to whether the Company’s disclosure controls and procedures were effective as of September 30, 2009. Management intends to retain outside advisors to assist with this process and expects to complete its evaluation as promptly as possible, but in no event later than December 31, 2009.

b.	Changes in Internal Controls. During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting. However, as described above, management is in the process of evaluating the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2009, including the identification of any material weaknesses in the Company’s internal controls. If material weaknesses are identified, the Company has directed management to promptly develop such modifications to its internal control processes and procedures as may be necessary to address the identified material weaknesses.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION

Item 6.	Exhibits

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

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date:	November 23, 2009	By:	/S/ ALBERT J. FINCH
Albert J. Finch, Chief Executive Officer

Date:	November 23 , 2009	By:	/S/ RICHARD L. BROWDY
Richard L. Browdy, Chief Financial Officer