Form 10-K
period 2009-12-31
OptimumBank Holdings, Inc.
filed 2010-04-15
CIK 1288855

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-50755

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

The aggregate market value of the Common Stock of the issuer held by non-affiliates of the issuer (2,466,750 shares) on April 12, 2010, was approximately $1,973,400. The aggregate market value was computed by reference to the closing market price of the Common Stock of the issuer at $.80 per share on April 12, 2010. For the purposes of this response, directors and executive officers are considered the affiliates of the issuer at that date.

As of April 12, 2010, there were issued and outstanding 3,276,842 shares of the issuer’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on June 3, 2010 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the issuer’s fiscal year end are incorporated by reference into Part III, Items 9 through 12, and 14, of this Annual Report on Form 10-K.

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

General

OptimumBank Holdings, Inc. was formed in 2004 as a Florida corporation that holds all the outstanding shares of OptimumBank. Our only business is the ownership and operation of OptimumBank, a Florida chartered bank. OptimumBank commenced operations in November 2000, and its deposits are insured by the Federal Deposit Insurance Corporation, or FDIC. OptimumBank provides community banking services to individuals and businesses in Broward, Miami-Dade and Palm Beach counties. OptimumBank conducts operations from its Fort Lauderdale headquarters and three branch offices in Fort Lauderdale, Plantation and Deerfield Beach. The Bank’s wholly-owned subsidiaries are OB Real Estate Management, LLC, OB Real Estate Holdings, LLC and OB Real Estate Holdings 1503, LLC, all of which were formed in 2009. OB Real Estate Management, LLC is engaged in managing foreclosed real estate , but had no activity in 2009. OB Real Estate Holdings, LLC and OB Real Estate Holdings 1503, LLC are engaged in holding and disposing of foreclosed real estate.

OptimumBank Holdings is subject to the supervision and regulation of the Federal Reserve. OptimumBank is subject to the supervision and regulation of the Florida Office of Financial Regulation and the FDIC. OptimumBank is a member of the Federal Home Loan Bank of Atlanta.

At December 31, 2009, our company had total assets of $270.0 million, net loans of $134.1 million, total deposits of $151.7 million and stockholders’ equity of $11.3 million. During 2009, our company had a net loss of $(11.5) million.

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

Lending Activities

We offer primarily real estate and to a lesser extent, consumer loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in our market area. Our market area consists of the tri-county area of Broward, Miami-Dade and Palm Beach counties. Our net loans at December 31, 2009 were $134.1 million, or 49.67% of total assets. The interest rates we charge on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. We have no foreign loans or loans for highly leveraged transactions.

Our loans are concentrated in two major areas: residential and commercial real estate loans. As of December 31, 2009, 99.41% of our loan portfolio consisted of loans secured by mortgages on real estate, of which approximately 38.99% of the total loan portfolio was secured by one-to-four family residential properties. Our real estate loans are located primarily in our tri-county market area.

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

Our loan originations have been derived primarily from independent mortgage brokers that process our loans. We pay fees to these brokers in connection with their services; however, we perform the underwriting and approval of each of the loans we fund. Loan originations have also been derived from existing customers, and referrals from existing customers and Bank employees.

Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions including interest rates, and risks inherent in dealing with individual borrowers. A significant portion of our portfolio is collateralized by real estate in south Florida and we are susceptible to local economic downturns. We attempt to minimize credit losses through various means. On larger credits, we rely on the cash flow and assets of a debtor as the source of repayment as well as the value of the underlying collateral. We also generally limit our loans to 80% of the value of the underlying real estate collateral. We generally charge a prepayment penalty if a loan is repaid within the first two to three years of origination to recover any fees we pay for the origination of the loan.

Deposit Activities

Deposits are the major source of our funds for lending and other investment activities. We consider the majority of our regular savings, demand, NOW, money market deposit accounts and CD’s under $100,000 to be core deposits. These accounts comprised approximately 65.3% of our total deposits at December 31, 2009. Approximately 70.7% of our deposits at December 31, 2009 were certificates of deposit. Generally, we attempt to maintain the rates paid on our deposits at a competitive level. Time deposits of $100,000 and over made up approximately 34.7% of our total deposits at December 31, 2009. Although these large deposits are not traditionally considered core deposits, the majority of these deposits have served as a stable source of funds in our targeted market. The majority of our deposits are generated from Broward County.

We have used brokered deposits to facilitate the funding of our mortgage lending activities in circumstances when larger than anticipated loan volumes occur and there is not enough time to fund the additional loan demand through traditional deposit solicitation. The time frame from the initial order to the final funding of brokered deposits is generally one to three days. The rates paid on these brokered deposits are typically equal to or slightly less than the high end of the interest rates in OptimumBank’s competitive market area. Starting in December 2009, we reduced our reliance on brokered deposits by no longer soliciting or renewing existing brokered deposits. Brokered deposits amounted to 9.2% and 11.9% of our total deposits at December 31, 2009 and 2008, respectively.

Investments

Our investment securities portfolio was approximately $ 81.1 million and $82.5 million at December 31, 2009 and 2008, respectively, representing 30.0 % and 32.3 % of our total assets. At December 31, 2009, approximately 43.5 % of this portfolio was invested in U.S. government agency mortgage backed securities (“MBS”) and 56.5 % of this portfolio was invested in private label MBS. Mortgage backed securities generally have a shorter life than the stated maturity. Our investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at acceptable risks levels while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits.

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

Employees

As of December 31, 2009, we had sixteen full-time employees, including executive officers. The employees are not represented by a collective bargaining unit. We consider relations with employees to be good.

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

Capital Adequacy Requirements. Banks are required to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders’ equity (excluding the unrealized gain (loss) on available-for-sale securities), trust preferred securities subject to certain limitations, and minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses except for certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. At December 31, 2009, our Tier 1 and total risk-based capital ratios were 8.93% and 10.23%, respectively.

Banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 4%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. At December 31, 2009, our leverage ratio was 5.85%.

The FDIC Improvement Act of 1993 (“FDICIA”) contains “prompt corrective action” provisions pursuant to which banks are to be classified into one of five categories based upon capital adequacy, ranging from “well capitalized” to “critically undercapitalized” and which require (subject to certain exceptions) the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes “significantly undercapitalized” or “critically undercapitalized.”

The FDIC has issued regulations to implement the “prompt corrective action” provisions of FDICIA. In general, the regulations define the five capital categories as follows:

•

an institution is “well capitalized” if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures;

•

an institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater;

•

an institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%;

•

an institution is “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and

•	an institution is “critically undercapitalized” if its “tangible equity” is equal to or less than 2% of its total assets.

The FDIC, after an opportunity for a hearing, has authority to downgrade an institution from “well capitalized” to “adequately capitalized” or to subject an “adequately capitalized” or “undercapitalized” institution to the supervisory actions applicable to the next lower category, for supervisory concerns.

Generally, FDICIA requires that an “undercapitalized” institution must submit an acceptable capital restoration plan to the appropriate federal banking agency within 45 days after the institution becomes “undercapitalized” and the agency must take action on the plan within 60 days. The appropriate federal banking agency may not accept a capital restoration plan unless, among other requirements, each company having control of the institution has guaranteed that the institution will comply with the plan until the institution has been adequately capitalized on average during each of the three consecutive calendar quarters and has provided adequate assurances of performance. The aggregate liability under this provision of all companies having control of an institution is limited to the lesser of:

•	5% of the institution’s total assets at the time the institution becomes “undercapitalized” or

•

the amount which is necessary, or would have been necessary, to bring the institution into compliance with all capital standards applicable to the institution as of the time the institution fails to comply with the plan filed pursuant to FDICIA

An “undercapitalized” institution may not acquire an interest in any company or any other insured depository institution, establish or acquire additional branch offices or engage in any new business unless the appropriate federal banking agency has accepted its capital restoration plan, the institution is implementing the plan, and the agency determines that the proposed action is consistent with and will further the achievement of the plan, or the appropriate Federal banking agency determines the proposed action will further the purpose of the “prompt corrective action” sections of FDICIA.

If an institution is “critically undercapitalized,” it must comply with the restrictions described above. In addition, the appropriate Federal banking agency is authorized to restrict the activities of any “critically undercapitalized” institution and to prohibit such an institution, without the appropriate Federal banking agency’s prior written approval, from:

•	entering into any material transaction other than in the usual course of business;

•	engaging in any covered transaction with affiliates (as defined in Section 23A(b) of the Federal Reserve Act);

•	paying excessive compensation or bonuses; and

•

paying interest on new or renewed liabilities at a rate that would increase the institution’s weighted average costs of funds to a level significantly exceeding the prevailing rates of interest on insured deposits in the institution’s normal market areas.

The “prompt corrective action” provisions of FDICIA also provide that in general no institution may make a capital distribution if it would cause the institution to become “undercapitalized.” Capital distributions include cash (but not stock) dividends, stock purchases, redemptions, and other distributions of capital to the owners of an institution.

Additionally, FDICIA requires, among other things, that:

•	only a “well capitalized” depository institution may accept brokered deposits without prior regulatory approval and

•

the appropriate federal banking agency annually examine all insured depository institutions, with some exceptions for small, “well capitalized” institutions and state-chartered institutions examined by state regulators.

As of December 31, 2009, OptimumBank met the capital requirements of a “well capitalized” institution. For additional information regarding OptimumBank’s capital ratios and requirements, see “Management’s Discussion and Analysis — Regulatory Capital Adequacy.”

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

Loans to One Borrower. Florida law generally allows a state bank such as OptimumBank to extend credit to any one borrower (and certain related entities of such borrower) in an amount up to 25% of its capital accounts, provided that the unsecured portion may not exceed 15% of the capital accounts of the bank. Based upon OptimumBank’s capital, the maximum loan OptimumBank is currently permitted to make is approximately $4.0 million, provided the unsecured portion does not exceed approximately $2.4 million.

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

Other Consumer Laws. Florida usury laws and federal laws concerning interest rates limit the amount of interest and various other charges collected or contracted by a bank. OptimumBank’s loans are also subject to federal laws applicable to consumer credit transactions, such as the:

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

Enforcement Powers. Congress has provided the federal bank regulatory agencies with an array of powers to enforce laws, rules, regulations and orders. Among other things, the agencies may require that institutions cease and desist from certain activities, may preclude persons from participating in the affairs of insured depository institutions, may suspend or remove deposit insurance, and may impose civil money penalties against institution-affiliated parties for certain violations.

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

Item 2.	Properties

The following table sets forth information with respect to our main office and branch offices as of December 31, 2009.

Location	Year Facility Opened	Facility Status
Executive Office

2477 East Commercial Boulevard Fort Lauderdale, Florida 33308	2004	Owned

Branch Offices

10197 Cleary Boulevard
Plantation, Florida 33324	2000	Owned

3524 North Ocean Boulevard
Fort Lauderdale, Florida 33308	2003	Leased (1)

2215 West Hillsboro Boulevard
Deerfield Beach, Florida 22442	2004	Leased (2)

(1)	On February 1, 2007, OptimumBank entered into a sale/leaseback transaction for this facility. No gain or loss was recognized on this transaction. The lease is for a seven-year term. The monthly lease payment at December 31, 2009 was $4,444. The tenant is responsible for maintenance and real estate taxes.
(2)	Lease is for a ten-year term, with two five-year options to renew, for 2,500 square feet. The monthly lease payment at December 31, 2009 was $6,449.

Item 3.	Legal Proceedings

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

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2009.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

Our common stock currently trades on the NASDAQ Global Market, under the symbol “OPHC.” The table below presents the high and low sales prices for the periods indicated.

Year	Quarter	High	Low
2008	First	$9.71	$5.16
	Second	$9.45	$6.75
	Third	$8.01	$3.84
	Fourth	$6.00	$3.08

2009	First	$5.60	$3.18
	Second	$5.99	$2.97
	Third	$5.00	$2.70
	Fourth	$3.15	$1.25

We had approximately 205 holders registered or in street name as of December 31, 2009.

On December 28, 2009, the Nasdaq Stock Market notified us that we failed to comply with the Nasdaq Global Market requirements because the market value of our publicly held shares (“MVPHS”), over the last 30 consecutive trading days, fell below the minimum $5,000,000 requirement for continued listing on the Global Market. We will be provided 180 calendar days, or until June 28, 2010, to regain compliance. If at any time before June 28, 2010, the MVPHS of our common stock is $5,000,000 or greater for a minimum of 10 consecutive business days, NASDAQ will notify us that we have achieved compliance with the MVPHS requirement. If we are unable to comply with the MVPHS requirement by June 28, 2010, our common stock will be delisted from the Global Market.

We cannot predict whether we will achieve compliance with the Global Market MVPHS requirement by the stated deadline. As a result, we are considering our alternatives, including the submission of an application for transfer to the Nasdaq Capital Market, provided we can meet the minimum requirements for continued listing on that market, which would include a $1.00 per share minimum bid price.

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

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SELECTED FINANCIAL DATA

At December 31, or for the Year Then Ended

(Dollars in thousands, except per share figures)

	2009	2008	2007	2006	2005
At Year End:

Cash and cash equivalents	$36,784	3,220	701	1,604	1,154
Securities held to maturity	81,141	82,208	58,471	33,399	25,618
Security available for sale	—	244	244	241	243
Loans, net	134,126	160,699	173,323	181,878	170,226
All other assets	17,906	9,369	8,808	8,581	8,803

Total assets	$269,957	255,740	241,547	225,703	206,044

Deposit accounts	151,682	114,925	125,034	129,502	114,064
Federal Home Loan Bank advances	57,700	68,700	56,850	56,550	52,950
Other borrowings	41,800	41,800	28,900	10,950	12,950
Junior subordinated debenture	5,155	5,155	5,155	5,155	5,155
All other liabilities	2,332	2,395	3,361	3,123	2,515
Stockholders’ equity	11,288	22,765	22,247	20,423	18,410

Total liabilities and stockholders’ equity	$269,957	255,740	241,547	225,703	206,044

For the Year:

Total interest income	14,006	15,570	16,137	14,191	11,334
Total interest expense	8,351	9,211	9,700	8,063	5,841

Net interest income	5,655	6,359	6,437	6,128	5,493
Provision for loan losses	15,794	1,374	476	265	149

Net interest (expense) income after provision for loan losses	(10,139)	4,985	5,961	5,863	5,344

Noninterest income (expense)	(145)	393	533	628	635
Noninterest expenses	4,698	4,545	3,749	3,574	3,396

(Loss) earnings before income (benefit) taxes	(14,982)	833	2,745	2,917	2,583
Income taxes (benefit) expense	(3,501)	313	1,003	1,083	982

Net (loss) earnings	$(11,481)	520	1,742	1,834	1,601

Net (loss) earnings per share, basic (1)	$(3.50)	.16	.53	.56	.50

Net (loss) earnings per share, diluted (1)	$(3.50)	.16	.52	.54	.48

Weighted-average number of shares outstanding, basic (1)	3,276,842	3,277,042	3,267,838	3,256,425	3,231,846

Weighted-average number of shares outstanding, diluted (1)	3,276,842	3,322,430	3,343,981	3,395,298	3,356,980

Ratios and Other Data:

Return on average assets	(4.23)%	.21%	.73%	.85%	.86%
Return on average equity	(55.55)%	2.26%	8.16%	9.37%	9.09%
Average equity to average assets	7.62%	9.15%	8.96%	9.12%	9.42%
Net interest margin during the year	2.14%	2.61%	2.78%	2.96%	3.08%
Interest-rate differential during the year	1.91%	2.26%	2.34%	2.63%	2.84%
Net yield on average interest-earning assets	5.30%	6.38%	6.96%	6.85%	6.36%
Noninterest expenses to average assets	1.73%	1.81%	1.57%	1.67%	1.82%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.07	1.09	1.10	1.08	1.08
Nonperforming loans and foreclosed assets as a percentage of total assets at end of year	10.87%	2.03%	0.13%	—	—
Allowance for loan losses as a percentage of total loans at end of year	6.54%	1.18%	.40%	.54%	.46%
Total number of banking offices	3	3	3	3	3
Total shares outstanding at end of year (1)	3,276,842	3,120,992	3,121,132	3,109,359	3,083,653
Book value per share at end of year (1)	$3.44	6.95	6.81	6.27	5.70

(1)	All share and per share amounts have been adjusted to reflect the 5% stock dividends declared in May 2009, 2008 and 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

OptimumBank Holdings, Inc. was formed in 2004 as a Florida corporation that holds all the outstanding shares of OptimumBank. Our only business is the ownership and operation of OptimumBank, a Florida chartered bank. OptimumBank commenced operations in November 2000, and its deposits are insured by the Federal Deposit Insurance Corporation, or FDIC. OptimumBank provides community banking services to individuals and businesses in Broward, Miami-Dade and Palm Beach counties. OptimumBank conducts operations from its Fort Lauderdale headquarters and three branch offices in Fort Lauderdale, Plantation and Deerfield Beach. The Bank’s wholly-owned subsidiaries are OB Real Estate Management, LLC, OB Real Estate Holdings, LLC and OB Real Estate Holdings 1503, LLC, all of which were formed in 2009. OB Real Estate Management, LLC is engaged in managing foreclosed real estate, but had no activity in 2009. OB Real Estate Holdings, LLC and OB Real Estate Holdings 1503, LLC are engaged in holding and disposing of foreclosed real estate.

At December 31, 2009, our company had total assets of $270.0 million, net loans of $134.1 million, total deposits of $151.7 million and stockholders’ equity of $11.3 million. During 2009, our company had a net loss of $(11.5) million.

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

The calculation of the allowance for loan losses is a complex process containing estimates which are inherently subjective and susceptible to significant revision as current information becomes available. The allowance is established and maintained at a level we believe is adequate to cover losses resulting from the inability of borrowers to make required payments on loans. Estimates for loan losses are determined by analyzing risks associated with specific loans and the loan portfolio, current trends in delinquencies and charge-offs, the views of our regulators, changes in the size and composition of the loan portfolio and peer comparisons. The analysis also requires consideration of the economic climate and direction, changes in the economic and interest rate environment which may impact a borrower’s ability to pay, legislation impacting the banking industry and economic conditions specific to the tri-county region we serve in Southeast Florida. Because the calculation of the allowance for loan losses relies on our estimates and judgments relating to inherently uncertain events, results may differ from management’s estimates.

The allowance for loan losses is also discussed as part of “Loan Portfolio, Asset Quality and Allowance for Loan Losses” and in Note 3 of Notes to the Consolidated Financial Statements. Our significant accounting policies are discussed in Note 1 of Notes to the Consolidated Financial Statements.

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

Loan Portfolio, Asset Quality and Allowance for Loan Losses

Our primary business is making real estate loans. This activity may subject us to potential loan losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond our control. For the past two years, there has been a dramatic decrease in housing and real estate values in south Florida, coupled with a significant increase in the rate of unemployment. With most of our loans concentrated in south Florida, the decline in local economic conditions has adversely affected the values of our real estate collateral. These trends have contributed to an increase in our impaired loans and reduced asset quality. As of December 31, 2009, our impaired loans were approximately $37.9 million, or 28.3% of the net loan portfolio. Impaired loans and real estate owned were approximately $43.5 million as of this same date, or 16.1% of total assets. If market conditions continue to deteriorate, they may lead to additional valuation adjustments on our loan portfolio and real estate owned as we continue to reassess the market value of our loan portfolio, the losses associated with impaired loans, and the net realizable value of real estate owned.

The following table sets forth the composition of our loan portfolio:

	At December 31,
	2009		2008		2007
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Residential real estate	$55,915	39.06%	$58,693	36.25%	$65,908	38.08%
Multi-family real estate	5,162	3.61	9,588	5.92	10,275	5.94
Commercial real estate	58,901	41.14	73,541	45.42	75,777	43.78
Land and construction	22,355	15.61	19,223	11.87	21,093	12.19
Commercial	—	—	—	—	—	—
Consumer	836.58		878.54		15.01

Total loans	143,169	100.00%	161,923	100.00%	173,068	100.00%

Add (deduct):
Allowance for loan losses	(9,363)		(1,906)		(692)
Net deferred loan costs discounts	320		682		947

Loans, net	$134,126		$160,699		$173,323

	At December 31,
	2006		2005
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Residential real estate	$70,868	38.99%	$65,016	38.29%
Multi-family real estate	10,769	5.93	15,135	8.91
Commercial real estate	68,852	37.89	54,286	31.97
Land and construction	31,022	17.07	34,760	20.47
Commercial	—	—	570.33
Consumer	227.12		43.03

Total loans	181,738	100.00%	169,810	100.00%

Add (deduct):
Allowance for loan losses	(974)		(777)
Net deferred loan costs discounts	1,114		1,193

Loans, net	$181,878		$170,226

The following table sets forth the activity in the allowance for loan losses (in thousands):

	Year Ended December 31,
	2009	2008	2007	2006	2005
Beginning balance	$1,906	$692	$974	$777	$628
Provision for loan losses	15,794	1,374	476	265	149
Loans charged off	(8,337)	(160)	(758)	(68)	—

Ending balance	$9,363	$1,906	$692	$974	$777

The allowance for loan losses represents our estimate of probable incurred losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The allowance for loan losses is determined based on our assessment of several factors: reviews and evaluation of individual loans, historical loan loss experiences, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and current economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of two components. The first component consists of amounts specifically reserved (“specific allowance”) for specific loans identified as impaired, as defined by FASB Accounting Standards Codification No. 310 (“ASC 310”). Impaired loans are those loans that management has estimated will not repay as agreed upon. We measure impairment on a loan by loan basis for all our loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. A loan may be impaired (i.e. not expected to repay as agreed), but may be sufficiently collateralized such that we expect to recover all principal and interest eventually, and therefore no specific reserve is warranted.

The second component is a general reserve (“general allowance”) on all of our loans other than those identified as impaired. We group these loans into categories with similar characteristics and then apply a loss factor to each group which is derived from our historical loss experience for that category adjusted for qualitative factors. The aggregate of these two components results in our total allowance for loan losses.

In the table below, we have shown the two components, as discussed above, of our allowance for loan losses at December 31, 2009, 2008 and 2007 (dollars in thousands):

	At December 31,
	2009	2008	2007
Impaired loans	$43,501	$10,938	$—

Specific Allowance on Impaired Loans	$5,607	$1,120	$—

Specific Allowance as percentage of impaired loans	12.89%	10.24%	—

Total loans other than impaired loans	$99,668	$150,985	$173,068

General Allowance	$3,756	$786	$692

General allowance as percentage of non impaired loans	3.77%	.52%	.40%

Total loans	$143,169	$161,923	$173,068

Total allowance for loan losses	$9,363	$1,906	$692

Allowance for loan losses as percentage of total loans.	6.54%	1.18%	.40%

The following table sets forth our allowance for loan losses by loan type (dollars in thousands):

	At December 31,
	2009		2008		2007
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Residential real estate	$2,049	39.06%	$928	36.25%	$187	38.08%
Multi-family real estate	489	3.61	62	5.92	59	5.94
Commercial real estate	1,466	41.14	463	45.42	379	43.78
Land and construction	5,227	15.61	444	11.87	67	12.19
Commercial	—	—	—	—	—	—
Consumer	132.58		9.54		—	.01

Total allowance for loan losses	$9,363	100.00%	$1,906	100.00%	$692	100.00%

Allowance for loan losses as a percentage of total loans outstanding	6.54%		1.18%		0.40%

	At December 31,
	2006		2005
	Amount	% of Total Loans	Amount	% of Total Loans
Residential real estate	$400	38.99%	$206	38.29%
Multi-family real estate	54	5.93	81	8.91
Commercial real estate	406	37.89	347	31.97
Land and construction	114	17.07	140	20.47
Commercial	—	—	3.33
Consumer	—	.12	—	.03

Total allowance for loan losses	$974	100.00%	$777	100.00%

Allowance for loan losses as a percentage of total loans outstanding	0.54%		0.46%

The following summarizes impaired loans (in thousands):

	At December 31,
	2009	2008
Collateral dependent loans identified as impaired:
Gross loans with no related allowance for losses	$21,846	$4,001

Gross loans with related allowance for losses recorded	18,032	6,937
Less allowances on these loans	(5,542)	(1,120)

Net loans with related allowance	12,490	5,817

Net investment in collateral dependent impaired loans	34,336	9,818

Noncollateral dependent loans identified as impaired:
Gross loans with related allowance for losses recorded	3,623	—
Less allowance on these loans	(65)	—

Net investment in noncollateral dependent impaired loans	3,558	—

Net investment in impaired loans	$37,894	$9,818

There were no impaired loans at December 31, 2007.

During 2009, 2008 and 2007, the average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Average investment in impaired loans	$25,017	$3,240	$1,581

Interest income recognized on impaired loans	$280	$—	$39

Interest income received on a cash basis on impaired loans	$584	$—	$39

Nonaccrual loans and loans over 90 days past due still accruing interest were as follows as of December 31, 2009, 2008 and 2007 (in thousands):

	At December 31,
	2009	2008	2007
Nonaccrual loans	$23,848	$5,086	$245

Past ninety days or more, but still accruing interest	$—	$—	$—

At December 31, 2006 and 2005, the Company had no nonaccrual loans and loans over 90 days past due.

Liquidity and Capital Resources

Liquidity represents an institution’s ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Our ability to respond to the needs of depositors and borrowers and to benefit from investment opportunities is facilitated through liquidity management.

Our primary sources of cash during the year ended December 31, 2009 were from deposits of $36.8 million, principal repayments of securities held to maturity of $25.4 million and net repayments of loans of $5.1 million. Cash was used primarily to purchase securities held to maturity totaling $24.0 million and repayment of Federal Home Loan Bank advances of $11.0 million. In order to increase core deposits, we have priced our deposit rates competitively. We will adjust rates on our deposits to attract or retain deposits as needed. In addition to obtaining funds from depositors in our market area, from time to time we have utilized brokers to obtain deposits outside our market area.

We have agreed with the bank regulatory agencies that we will limit our asset growth to no more than 5%, we will make no significant change in our funding sources, and we will not increase our brokered deposits. Starting in December, 2009, we reduced our reliance on brokered deposits by no longer accepting or rolling over existing brokered deposits. As of December 31, 2009, the Bank had $13.9 million in brokered deposits representing 9.2% of total deposits, of which $12.2 million will mature and not rollover in 2010. Under FDIC rules, if OptimumBank ceases to be a “well capitalized” institution for bank regulatory purposes, the interest rates that we pay on our market area deposits and our ability to accept brokered deposits may be further restricted.

In addition to obtaining funds from depositors, we may borrow funds from other financial institutions. We are a member of the Federal Home Loan Bank of Atlanta, which allows us to borrow funds under a pre-arranged line of credit equal to 40% of the Bank’s total assets. As of December 31, 2009, we had $57.7 million in borrowings outstanding from the Federal Home Loan Bank of Atlanta to facilitate loan fundings and manage our asset and liability structure. In addition, we have an unsecured “federal funds” line of credit with Independent Bankers Bank of Florida totaling $6 million, none of which was outstanding at December 31, 2009. This credit line is normally used to meet short-term funding demands. At December 31, 2009, we sold securities under an agreement to repurchase totaling $41.8 million. These borrowings are collateralized by securities held to maturity with a carrying value of $49.2 million at December 31, 2009. We believe our liquidity sources are adequate to meet our operating needs.

Securities

Our securities portfolio is comprised primarily of U.S. agency and private label mortgage-backed securities and a mutual fund. The securities portfolio is categorized as either “held to maturity” or “available for sale.” Securities held to maturity represent those securities which we have the positive intent and ability to hold to maturity. These securities are carried at amortized cost. Securities available for sale represent those investments which may be sold for various reasons including changes in interest rates and liquidity considerations. These securities are reported at fair market value and unrealized gains and losses are excluded from earnings and reported in other comprehensive income.

The following table sets forth the amortized cost and fair value of our securities portfolio (in thousands):

	Amortized Cost	Fair Value
At December 31, 2009:
Securities held to maturity:
Mortgage-backed securities	$81,041	$76,884
Foreign bond	100	100

	$81,141	$76,984

At December 31, 2008:
Securities held to maturity:
Mortgage-backed securities	$82,108	$78,656
Foreign bond	100	100

	$82,208	$78,756

Security available for sale-
Mutual fund	$250	$244

At December 31, 2007:
Securities held to maturity:
Mortgage-backed securities	$58,371	$58,017
Foreign bond	100	100

	$58,471	$58,117

Security available for sale-
Mutual fund	$250	$244

The following table sets forth, by maturity distribution, certain information pertaining to the securities portfolio (dollars in thousands):

	Within One Year	After One But Within Five Years	After Five Years Through Ten Years	After Ten Years	Total	Yield
At December 31, 2009:
Mortgage-backed securities	$—	$—	$11,576	$69,465	$81,041	5.39%

Foreign bond	$—	$—	$100	$—	$100	5.95%

At December 31, 2008:
Mortgage-backed securities	$—	$—	$1,604	$80,504	$82,108	5.41%

Foreign bond	$—	$—	$100	$—	$100	5.95%

At December 31, 2007:
Mortgage-backed securities	$—	$—	$—	$58,371	$58,371	5.59%

Foreign bond	$—	$—	$100	$—	$100	5.95%

At December 31, 2009, $ 35.3 million of the $ 81.1 million in mortgage-backed securities (“MBS”) were U.S. agency MBS and $ 45.8 million were private label MBS. Approximately $34.7 million of the private label MBS at December 31, 2009 were downgraded to sub-investment grade securities during 2009 by the securities rating agencies. In general, non-investment grade securities cannot be used to collateralize borrowings and are considered to be substandard assets by the Federal regulatory agencies. We evaluate our securities, including the private label MBS, for other than temporary impairment “OTTI” on at least a quarterly basis. In 2009, we recorded a $179,000 OTTI charge to adjust for credit losses relating to five of the sub-investment grade securities with a total remaining principal balance of $13.8 million and fair value of $11.5 million. See Footnote 2 to the Consolidated Financial Statements for additional information on our securities portfolio.

Regulatory Capital Adequacy

The Bank is subject to various regulatory capital requirements administered by the Federal and state banking agencies. As of December 31, 2009, OptimumBank met the capital requirements of a “well capitalized” institution. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the following tables.

The following table sets forth for the Bank the amount and the percentage of our actual regulatory capital, regulatory capital for capital adequacy purposes, and the minimum regulatory capital to be well capitalized under the prompt corrective action provisions of the Federal regulations (dollars in thousands).

REGULATORY CAPITAL REQUIREMENTS

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
As of December 31, 2009:
Total Capital to Risk-Weighted Assets	$18,342	10.23%	$14,349	8.00%	$17,937	10.00%
Tier I Capital to Risk-Weighted Assets	16,012	8.93	7,175	4.00	10,762	6.00
Tier I Capital to Total Assets	16,012	5.85	10,952	4.00	13,690	5.00

As of December 31, 2008:
Total Capital to Risk-Weighted Assets	29,357	18.91	12,419	8.00	15,524	10.00
Tier I Capital to Risk-Weighted Assets	27,451	17.68	6,210	4.00	9,314	6.00
Tier I Capital to Total Assets	27,451	10.71	10,254	4.00	12,818	5.00

As of December 31, 2007:
Total Capital to Risk-Weighted Assets	$27,966	17.95%	$12,465	8.00%	$15,581	10.00%
Tier I Capital to Risk-Weighted Assets	27,274	17.50	6,232	4.00	9,349	6.00
Tier I Capital to Total Assets	27,274	11.15	9,787	4.00	12,234	5.00

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

The following table sets forth certain information relating to our interest-earning assets and interest-bearing liabilities at December 31, 2009, that are estimated to mature or are scheduled to reprice within the period shown (dollars in thousands):

GAP MATURITY / REPRICING SCHEDULE

	One Year or Less	More than One Year and Less than Five Years	More than Five Years and Less than Fifteen Years	Over Fifteen Years	Total
Loans (1):
Residential real estate loans	$32,337	$22,629	$949	$—	$55,915
Multi-family real estate loans	4,214	948	—	—	5,162
Commercial real estate loans	40,421	17,512	968	—	58,901
Land and construction	19,946	2,086	297	26	22,355
Consumer loans	576	260	—	—	836

Total loans	97,494	43,435	2,214	26	143,169

Federal funds sold	26,722	—	—	—	26,722
Securities (2)	2,642	3,686	42,385	32,428	81,141
Federal Home Loan Bank stock	3,551	—	—	—	3,551

Total rate-sensitive assets	130,409	47,121	44,599	32,454	254,583

Deposit accounts (3):
Money-market deposits	41,204	—	—	—	41,204
Interest-bearing checking deposits	1,157	—	—	—	1,157
Savings deposits	1,861	—	—	—	1,861
Time deposits	95,765	11,496	—	—	107,261

Total deposits	139,987	11,496	—	—	151,483

Federal Home Loan Bank advances	15,600	23,500	18,600	—	57,700
Other borrowings	28,900	12,900	—	—	41,800
Junior subordinated debenture	5,155	—	—	—	5,155

Total rate-sensitive liabilities	189,642	47,896	18,600	—	256,138

GAP (repricing differences)	$(59,233)	$(775)	$25,999	$32,454	$(1,555)

Cumulative GAP	$(59,233)	$(60,008)	$(34,009)	$(1,555)

Cumulative GAP/total assets	(21.94)%	(22.23)%	(12.60)%	(0.58)%

(1)	In preparing the table above, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayment, according to their maturities.
(2)	Securities are scheduled through the repricing date.
(3)	Money-market, interest-bearing checking and savings deposits are regarded as readily accessible withdrawable accounts. All other time deposits are scheduled through the maturity dates.

The following table sets forth loan maturities by type of loan at December 31, 2009 (in thousands):

	One Year or Less	After One But Within Five Years	After Five Years	Total
Residential real estate	$2,629	$3,387	$49,899	$55,915
Multi-family real estate	—	—	5,162	5,162
Commercial real estate	7,477	6,586	44,838	58,901
Land and construction	4,095	—	18,260	22,355
Consumer	576	260	—	836

Total	$14,777	$10,233	$118,159	$143,169

The following table sets forth the maturity or repricing of loans by interest type at December 31, 2009 (in thousands):

	One Year or Less	After One But Within Five Years	After Five Years	Total
Fixed interest rate	$13,021	$7,025	$1,166	$21,212
Variable interest rate	1,780	3,208	116,969	121,957

Total	$14,801	$10,233	$118,135	$143,169

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We are party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit. At December 31, 2009, we had no outstanding commitments to originate real estate loans. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the consolidated balance sheet. The contractual amounts of those instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

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

The following is a summary of the Bank’s contractual obligations, including certain on-balance sheet obligations, at December 31, 2009 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations
Federal Home Loan Bank advances	$57,700	$10,000	$—	$27,500	$20,200
Junior subordinated debenture	5,155	—	—	—	5,155
Other borrowings	41,800	—	28,900	12,900	—
Operating leases	425	133	292	—	—

Total	$105,080	$10,133	$29,192	$40,400	$25,355

Deposits

Deposits traditionally are the primary source of funds for our use in lending, making investments and meeting liquidity demands. We have focused on raising time deposits primarily within our market area, which is the tri-county area of Broward, Miami-Dade and Palm Beach counties. However, we offer a variety of deposit products, which we promote within our market area. Net deposits increased $36.8 million in 2009 and decreased $10.1 million in 2008.

We have used brokered deposits to facilitate mortgage loan fundings in circumstances when larger than anticipated loan volumes occur and there is limited time to fund the additional loan demand through traditional deposit solicitation. In general, brokered deposits can be obtained in one to three days. The rates paid on these deposits are typically equal to or slightly less than the high end of the interest rates in our market area. Brokered deposits amounted to $13.9 million and $13.7 million as of December 31, 2009 and December 31, 2008, respectively. Starting in December, 2009, we reduced our reliance on brokered deposits which are considered a more volatile source of funding by no longer accepting or rolling over existing brokered deposits.

The following table displays the distribution of the Bank’s deposits at December 31, 2009, 2008 and 2007 (dollars in thousands):

	At December 31,
	2009		2008		2007
	Amount	% of Deposits	Amount	% of Deposits	Amount	% of Deposits
Noninterest-bearing demand deposits	$199.13%		$90.08%		$1,304	1.04%
Interest-bearing demand deposits	1,157.76		1,464	1.27	967.77
Money-market deposits	41,204	27.16	28,009	24.37	26,760	21.40
Savings	1,861	1.24	1,195	1.04	475.39

Subtotal	44,421	29.29	30,758	26.76	29,506	23.60

Time deposits:
0.00% – 0.99%	$8,056	5.31%	$—	—%	$—	—%
1.00% – 1.99%	35,524	23.42	—	—	—	—
2.00% – 2.99%	52,719	34.76	7,696	6.70	—	—
3.00% – 3.99%	2,568	1.69	39,678	34.53	11,721	9.37
4.00% – 4.99%	7,562	4.99	35,627	31.00	44,680	35.73
5.00% – 5.99%	810.53		1,146	1.00	37,801	30.23
6.00% – 6.99%	22.01		20.01		1,326	1.07

Total time deposits (1)	107,261	70.71	84,167	73.24	95,528	76.40

Total deposits	$151,682	100.00%	$114,925	100.00%	$125,034	100.00%

(1)	Included are Individual Retirement Accounts (IRA’s) totaling $8,790,000 and $6,618,000 at December 31, 2009 and 2008, respectively, all of which are in the form of time deposits.

Deposits of $100,000 or more, or Jumbo Time Deposits, are generally considered a more unpredictable source of funds. The following table sets forth our maturity distribution of deposits of $100,000 or more at December 31, 2009 and 2008 (in thousands):

	At December 31,
	2009	2008
Due three months or less	$9,060	$5,980
Due more than three months to six months	14,083	6,225
More than six months to one year	25,608	21,551
One to five years	3,887	3,103

Total	$52,638	$36,859

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

	Years Ended December 31,
	2009			2008			2007
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Interest-earning assets:
Loans	$158,157	$8,986	5.68%	$162,157	$11,236	6.93%	$176,679	$13,086	7.41%
Securities	89,129	4,985	5.59	76,975	4,183	5.43	50,891	2,803	5.51
Other interest-earning assets (1)	16,953	35	0.21	4,786	151	3.16	4,364	248	5.68

Total interest-earning assets/interest income	264,239	14,006	5.30	243,918	15,570	6.38	231,934	16,137	6.96

Cash and due from banks	2,176			538			346
Premises and equipment	3,017			3,181			3,433
Other assets	1,933			3,234			2,609

Total assets	$271,365			$250,871			$238,322

Interest-bearing liabilities:
Savings, NOW and money-market deposits	38,616	713	1.85	32,291	1,024	3.17	26,648	1,196	4.49
Time deposits	94,838	2,913	3.07	81,461	3,497	4.29	97,269	4,640	4.77
Borrowings (4)	113,175	4,725	4.17	109,961	4,690	4.27	86,089	3,864	4.49

Total interest-bearing liabilities/interest expense	246,629	8,351	3.39	223,713	9,211	4.12	210,006	9,700	4.62

Noninterest-bearing demand deposits	449			715			1,684
Other liabilities	3,620			3,478			5,289
Stockholders’ equity	20,667			22,965			21,343

Total liabilities and stockholders’ equity	$271,365			$250,871			$238,322

Net interest income		$5,655			$6,359			$6,437

Interest rate spread (2)			1.91%			2.26%			2.34%

Net interest margin (3)			2.14%			2.61%			2.78%

Ratio of average interest-earning assets to average interest-bearing liabilities			1.07			1.09			1.10

(1)	Includes interest-earning deposits with banks, Federal funds sold and Federal Home Loan Bank stock dividends.
(2)	Interest rate spread represents the difference between average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.
(4)	Includes Federal Home Loan Bank advances, junior subordinated debenture and securities sold under an agreement to repurchase.

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

	Year Ended December 31, 2009 versus 2008 Increases (Decreases) Due to Change In:
	Rate	Volume	Rate/ Volume	Total
Interest-earning assets:
Loans	$(2,023)	$(277)	$50	$(2,250)
Securities	123	660	19	802
Other interest-earning assets	(140)	383	(359)	(116)

Total interest-earning assets	(2,040)	766	(290)	(1,564)

Interest-bearing liabilities:
Savings, NOW and money-market	(428)	201	(84)	(311)
Time deposits	(995)	574	(163)	(584)
Other	(99)	136	(2)	35

Total interest-bearing liabilities	(1,522)	911	(249)	(860)

Net interest income	$(518)	$(145)	$(41)	$(704)

	Year Ended December 31, 2008 versus 2007 Increases (Decreases) Due to Change In:
	Rate	Volume	Rate/ Volume	Total
Interest-earning assets:
Loans	$(844)	$(1,076)	$70	$(1,850)
Securities	(37)	1,437	(20)	1,380
Other interest-earning assets	(111)	23	(9)	(97)

Total interest-earning assets	(992)	384	41	(567)

Interest-bearing liabilities:
Savings, NOW and money-market	(351)	253	(74)	(172)
Time deposits	(464)	(754)	75	(1,143)
Other	(192)	1,070	(52)	826

Total interest-bearing liabilities	(1,007)	569	(51)	(489)

Net interest income	$15	$(185)	$92	$(78)

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

General. Net loss for 2009 was $(11,481,000), or $(3.50) per basic and diluted share, $12 million less than net earnings in 2008. The primary factors explaining the decline were a $14.4 million increase in the provision for loan losses, coupled with a $.5 million decrease in noninterest income (expense) and a $.7 million decrease in net interest income, partially offset by a $4.3 million decrease in income tax expense, all of which were reflections of the continued deterioration of the real estate market in Florida specifically and the overall economy in general. These and other factors contributing to our 2009 net loss are discussed below.

Interest Income. Interest income decreased to $14.0 million for 2009 compared to $15.6 million for 2008. Interest income on loans decreased to $2.3 million due primarily to a decrease in the average loan portfolio balance and a decrease in the average yield earned in 2009. Interest on securities increased by $.8 million due primarily to an increase in the average balance of the securities portfolio in 2009.

Interest Expense. Interest expense on deposit accounts decreased to $3.6 million for 2009, from $4.5 million for 2008. Interest expense on deposits decreased primarily because of a decrease in rates paid in 2009. Interest expense on borrowings remained at $4.7 million for 2009 and 2008.

Provision for Loan Losses. The provision for 2009 increased $14.4 million to $15.8 million during 2009 compared to $1.4 million for 2008. In 2009, the provision was primarily to reflect the impairment in value of specific loans in the amount of $5.5 million and charge-offs of uncollectible balances of $8.3 million. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, current economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. As these factors change, the level of loan loss provision changes. The allowance for loan losses is also discussed as part of “Loan Portfolio, Asset Quality and Allowance for Loan Losses.”

Noninterest Income (Expense). Total noninterest income (expense) decreased to $(145,000) for 2009, from $393,000 for 2008 primarily as a result of a decrease in loan prepayment fees, late charge fees and an other-than-temporary impairment on securities of $179,000 in 2009.

Noninterest Expenses. Total noninterest expenses increased to $4.7 million for 2009 from $4.5 million for 2008, primarily due to a special assessment by the Federal Deposit Insurance Corporation of $119,000 in 2009.

Income Taxes (Benefit). Income tax benefit for 2009, was $(3,501,000) (an effective rate of 23.4%) compared to income taxes of $313,000 (an effective rate of 37.6%) for 2008.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

General. Net earnings for 2008 were $520,000, or $.17 per basic and $.16 per diluted share, $1.2 million less than in 2007. The primary factors explaining the decline were a $796,000 increase in noninterest expenses coupled with an $898,000 increase in the provision for loan losses, and a $78,000 decrease in net interest income, partially offset by a $690,000 decrease in income tax expense.

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

Provision for Loan Losses. The provision for 2008 increased $.9 million to $1.4 million for 2009 compared to $.5 million for 2007. In 2008, the provision was primarily to reflect the impairment in value of ten loans in the amount of $1.1 million. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, current economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. As these factors change, the level of loan loss provision changes. The allowance for loan losses is also discussed as part of “Loan Portfolio, Asset Quality and Allowance for Loan Losses.”

Noninterest Income. Total noninterest income decreased to $393,000 for 2008, from $533,000 for 2007 primarily as a result of a litigation settlement of $155,000 in 2007 and a decrease in loan prepayment fees.

Noninterest Expenses. Total noninterest expenses increased to $4.5 million for 2008 from $3.7 million for 2007, primarily due to losses relating to foreclosed assets.

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

Selected Quarterly Results

Selected quarterly results of operations for the four quarters ended December 31, 2009 and 2008 are as follows (in thousands, except share amounts):

	2009				2008
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$2,806	$3,548	$3,985	$3,667	$3,665	$3,900	$3,980	$4,025
Interest expense	1,868	2,076	2,217	2,190	2,260	2,283	2,319	2,349

Net interest income	938	1,472	1,768	1,477	1,405	1,617	1,661	1,676
Provision (credit) for loan losses	10,554	733	4,102	405	1,213	47	(7)	121

Net interest income after provision for loan losses	(9,616)	739	(2,334)	1,072	192	1,570	1,668	1,555
Noninterest income	12	(165)	(23)	31	235	78	38	42
Noninterest expense	1,490	1,077	1,121	1,010	1,228	1,325	1,083	909

(Loss) earnings before income taxes	(11,094)	(503)	(3,478)	93	(801)	323	623	688
Net (loss) earnings	(9,056)	(313)	(2,170)	58	(498)	201	388	429
Basic (loss) earnings per common share	(2.76)	(.10)	(.66)	.02	(.16)	.06	.12	.13
Diluted (loss) earnings per common share	(2.76)	(.10)	(.66)	.02	(.16)	.06	.12	.13

Item 7.	Financial Statements

The financial statements of OptimumBank Holding, Inc. as of and for the years ended December 31, 2009 and 2008 are set forth in this Form 10-KSB as Exhibit 13.1 and contain the following information:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2009 and 2008

Consolidated Statements of Earnings for the Years Ended December 31, 2009 and 2008

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008

Notes to Consolidated Financial Statements, December 31, 2009 and 2008 and for the Years Then Ended

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 8A(T).	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon management’s evaluation of those controls and procedures performed within the 90 days preceding the filing of this Report, our Principal Executive and Principal Financial Officer concluded that, subject to the limitations noted below, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, the Company used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

(c) Changes in Internal Controls

On November 23, 2009, the Company restated its interim financial statements for the three and six months ended June 30, 2009. In the restatement, management increased the level of impaired loans and reported substantial additional provisions for loan losses and charge offs related to impaired real estate loans for the three months ended June 30, 2009. Management made the adjustments to the Company’s financial statements based on, among other things, management’s review of additional information regarding the Company’s real estate loan portfolio, reevaluation of the underlying collateral and identification of continued deterioration in the ability of some of the borrowers to make loan payments.

As a result of the restatement, management reevaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of June 30, 2009, including the identification of any material weaknesses in the Company’s internal controls. Management concluded that the Company’s internal controls contained material weaknesses as of June 30, 2009, with respect to the proper identification and accounting for impaired loans, in particular, troubled debt restructurings.

In the last quarter of 2009, management instituted changes to the Company’s internal financial accounting controls to address the material weaknesses that existed as of June 30, 2009 with respect to the proper identification and accounting for impaired loans, in particular, troubled debt restructurings. These changes included the formation of a loan workout committee, consisting of executive management, a non-management director, and servicing, credit administration and loan officers. The committee meets at least monthly to identify, evaluate and report on delinquent, restructured and impaired loans and foreclosed real estate. There have been no other changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

(d) Limitations on the Effectiveness of Controls

Our management, including our Principal Executive and Principal Financial Officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

The Company did not fail to file any Form 8-K or to disclose any information required to be disclosed therein during the fourth quarter of 2009.

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

The information contained under the sections captioned “Nominees” and “Executive Officers Who Are Not Directors” under “Proposal 1: Election of Directors and Management Information” and “The Board of Directors Meetings and Committees” under “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on              June 3, 2009, at 10:00 a.m. to be filed with the SEC pursuant to Regulation 14A within 120 days of the registrant’s fiscal year end (the “Proxy Statement”), is incorporated herein by reference.

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

We had one compensation plan under which shares of our common stock were issuable at December 31, 2009. This plan is our Stock Option Plan and was previously approved by our stockholders. The following table sets forth information as of December 31, 2008 with respect to the number of shares of our common stock issuable pursuant to the Stock Option Plan:

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants And Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders	419,956	$7.13	123,739

Total	419,956	$7.13	123,739

Item 12.	Certain Relationships and Related Transactions, and Director Independence

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

3. Exhibits

**	3.1		Articles of Incorporation
******	3.2		Articles of Amendment to Articles of Incorporation
***	3.3		Bylaws
****	4.1		Form of stock certificate
*****	10.1	(a)	Amended and Restated Stock Option Plan
*	10.3	(a)	Agreement between OptimumBank, Albert J. Finch and Richard L. Browdy dated June 14, 2002
	13.1		Consolidated Financial Statements of OptimumBank Holdings, Inc. and Report of Independent Registered Public Accounting Firm
*****	14.1		Code of Ethics for Chief Executive Officer and Senior Financial Officers
	21.1		Subsidiaries of the Registrant
	31.1		Certification of Principal Executive and Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
	32.1		Certification of Principal Executive and Principal Financial Officer under §906 of the Sarbanes-Oxley Act of 2002

(a)	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

Item 14.	Principal Accountant Fees and Services

The information contained under the section captioned “Independent Accountants” in the Proxy Statement is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lauderdale, State of Florida, on the 15th day of April 2010.

OPTIMUMBANK HOLDINGS, INC.

/s/ Richard L. Browdy
Richard L. Browdy
President and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 15, 2010.

Signature	Title

/s/ Richard L. Browdy	Director
Richard L. Browdy

/s/ Sam Borek	Director and Chairman of the Board
Sam Borek

/s/ H. David Krinsky	Director
H. David Krinsky

/s/ Wendy Mitchler	Director
Wendy Mitchler

Director
Larry Willis

Exhibit Index

Exhibit No.	Description of Exhibit

13.1	Consolidated Financial Statements of OptimumBank Holdings, Inc. and Report of Independent Registered Public Accounting Firm

21.1	Subsidiaries of the Registrant

31.1	Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002