Form 10-K/A
period 2009-12-31
OptimumBank Holdings, Inc.
filed 2010-04-29
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

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

Registrant’s telephone number, including area code:

(954) 776-2332

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share

Title of each class

NASDAQ Global Market

Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1993. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (2,466,750 shares) on April 12, 2010, was approximately $1,973,400, computed by reference to the closing market price at $.80 per share as of April 12, 2010. For purposes of this information, the outstanding shares of common stock owned by directors and executive officers of the registrant were deemed to be shares of common stock held by affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest most practicable date: The number of shares of common stock, par value $0.01 per share, of the registrant outstanding as of April 12, 2010 was 3,276,842 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amended Report”) to the Annual Report on Form 10-K for the year ended December 31, 2009 (“Original 10-K”) of OptimumBank Holdings, Inc. (the “Company”) is being filed with the Securities and Exchange Commission:

•	to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K,

•	to correct the cover page, delete Item 4, and correct the item numbers and headings in Items 5 through 14 in order to conform the document to the current form of Form 10-K; and

•

to reorganize the information previously contained in Item 13-Exhibits of Part IV in new Item 15- Exhibits and Financial Statement Schedules of Part IV to conform the document to the current Form 10-K form; and .

•	to update the Table of Contents to reflect the above changes.

Except for the foregoing, this Amendment No. 1 on Form 10-K/A speaks as of the filing date of the Original 10-K and does not update or discuss any other Company developments after the date of the Original 10-K.

This Amended Report sets forth the Original 10-K in its entirety, except for exhibits, although the Company is only restating those portions of the Original 10-K affected by the above changes. This Amended Report includes a currently-dated certification from the Company’s Chief Executive Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

Item 6.	Selected Financial Data.

SELECTED FINANCIAL DATA

At December 31, or for the Year Then Ended

(Dollars in thousands, except per share figures)

	2009	2008	2007	2006	2005
At Year End:

Cash and cash equivalents	$36,784	3,220	701	1,604	1,154
Securities held to maturity	81,141	82,208	58,471	33,399	25,618
Security available for sale	—	244	244	241	243
Loans, net	134,126	160,699	173,323	181,878	170,226
All other assets	17,906	9,369	8,808	8,581	8,803

Total assets	$269,957	255,740	241,547	225,703	206,044

Deposit accounts	151,682	114,925	125,034	129,502	114,064
Federal Home Loan Bank advances	57,700	68,700	56,850	56,550	52,950
Other borrowings	41,800	41,800	28,900	10,950	12,950
Junior subordinated debenture	5,155	5,155	5,155	5,155	5,155
All other liabilities	2,332	2,395	3,361	3,123	2,515
Stockholders’ equity	11,288	22,765	22,247	20,423	18,410

Total liabilities and stockholders’ equity	$269,957	255,740	241,547	225,703	206,044

For the Year:

Total interest income	14,006	15,570	16,137	14,191	11,334
Total interest expense	8,351	9,211	9,700	8,063	5,841

Net interest income	5,655	6,359	6,437	6,128	5,493
Provision for loan losses	15,794	1,374	476	265	149

Net interest (expense) income after provision for loan losses	(10,139)	4,985	5,961	5,863	5,344

Noninterest income (expense)	(145)	393	533	628	635
Noninterest expenses	4,698	4,545	3,749	3,574	3,396

(Loss) earnings before income (benefit) taxes	(14,982)	833	2,745	2,917	2,583
Income taxes (benefit) expense	(3,501)	313	1,003	1,083	982

Net (loss) earnings	$(11,481)	520	1,742	1,834	1,601

Net (loss) earnings per share, basic (1)	$(3.50)	.16	.53	.56	.50

Net (loss) earnings per share, diluted (1)	$(3.50)	.16	.52	.54	.48

Weighted-average number of shares outstanding, basic (1)	3,276,842	3,277,042	3,267,838	3,256,425	3,231,846

Weighted-average number of shares outstanding, diluted (1)	3,276,842	3,322,430	3,343,981	3,395,298	3,356,980

Ratios and Other Data:

Return on average assets	(4.23)%	.21%	.73%	.85%	.86%
Return on average equity	(55.55)%	2.26%	8.16%	9.37%	9.09%
Average equity to average assets	7.62%	9.15%	8.96%	9.12%	9.42%
Net interest margin during the year	2.14%	2.61%	2.78%	2.96%	3.08%
Interest-rate differential during the year	1.91%	2.26%	2.34%	2.63%	2.84%
Net yield on average interest-earning assets	5.30%	6.38%	6.96%	6.85%	6.36%
Noninterest expenses to average assets	1.73%	1.81%	1.57%	1.67%	1.82%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.07	1.09	1.10	1.08	1.08
Nonperforming loans and foreclosed assets as a percentage of total assets at end of year	10.87%	2.03%	0.13%	—	—
Allowance for loan losses as a percentage of total loans at end of year	6.54%	1.18%	.40%	.54%	.46%
Total number of banking offices	3	3	3	3	3
Total shares outstanding at end of year (1)	3,276,842	3,120,992	3,121,132	3,109,359	3,083,653
Book value per share at end of year (1)	$3.44	6.95	6.81	6.27	5.70

(1)	All share and per share amounts have been adjusted to reflect the 5% stock dividends declared in May 2009, 2008 and 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Selected Quarterly Results

Selected quarterly results of operations for the four quarters ended December 31, 2009 and 2008 are as follows (in thousands, except share amounts):

	2009				2008
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$2,806	$3,548	$3,985	$3,667	$3,665	$3,900	$3,980	$4,025
Interest expense	1,868	2,076	2,217	2,190	2,260	2,283	2,319	2,349

Net interest income	938	1,472	1,768	1,477	1,405	1,617	1,661	1,676
Provision (credit) for loan losses	10,554	733	4,102	405	1,213	47	(7)	121

Net interest income after provision for loan losses	(9,616)	739	(2,334)	1,072	192	1,570	1,668	1,555
Noninterest income	12	(165)	(23)	31	235	78	38	42
Noninterest expense	1,490	1,077	1,121	1,010	1,228	1,325	1,083	909

(Loss) earnings before income taxes	(11,094)	(503)	(3,478)	93	(801)	323	623	688
Net (loss) earnings	(9,056)	(313)	(2,170)	58	(498)	201	388	429
Basic (loss) earnings per common share	(2.76)	(.10)	(.66)	.02	(.16)	.06	.12	.13
Diluted (loss) earnings per common share	(2.76)	(.10)	(.66)	.02	(.16)	.06	.12	.13

Item 8.	Financial Statements and Supplementary Data

The financial statements of OptimumBank Holding, Inc. as of and for the years ended December 31, 2009 and 2008 are set forth in this Form 10-K as Exhibit 13.1 and contain the following information:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2009 and 2008

Consolidated Statements of Earnings for the Years Ended December 31, 2009 and 2008

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008

Notes to Consolidated Financial Statements, December 31, 2009 and 2008 and for the Years Then Ended

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A(T).	Controls and Procedures

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

Item 9B.	Other Information

The Company did not fail to file any Form 8-K or to disclose any information required to be disclosed therein during the fourth quarter of 2009.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Our Directors

The following individuals are our current directors.

Richard L. Browdy, 57, has served as the President, Chief Operating Officer, Chief Financial Officer, and director of the Company since March 2004, and of OptimumBank since October 2000. Mr. Browdy has been in banking for 36 years. Prior to commencing OptimumBank’s organization process, he served as Executive Vice President and Chief Financial Officer of Enterprise National Bank of Palm Beach, located in Palm Beach Gardens, Florida in 1998. Mr. Browdy served on Enterprise’s Loan and Credit Committees, chaired the Asset/Liability Committee and was a member of Enterprise’s Management Operations and EDP Committees. From 1997 to 1998, Mr. Browdy worked as a consultant. Prior to his consulting practice, Mr. Browdy was employed with Suncoast Savings and Loan Association of Hollywood, Florida from inception in 1985 to the merger of the institution with BankUnited of Coral Gables, Florida in 1996 and remained with BankUnited until 1997. Mr. Browdy served in various capacities with Suncoast serving finally as Executive Vice President and Chief Financial Officer. In the last five years of Mr. Browdy’s employment with Suncoast, the Finance Division, Retail Banking Division, the Administrative Services Department and the Management Information Systems Department reported to Mr. Browdy. During Mr. Browdy’s eleven-year tenure at Suncoast, Suncoast originated and purchased over $10 billion in residential loans and over $300 million in commercial real estate loans. From 1979 to 1985, Mr. Browdy was employed with Financial Federal Savings and Loan Association serving finally as Vice President and Accounting Manager. From 1973 to 1979, Mr. Browdy was employed by American Savings and Loan Association of Miami Beach, Florida serving finally as Vice President and Controller. Mr. Browdy currently serves as President of Temple Beth Ahm Israel in Cooper City, Florida. Mr. Browdy graduated from Florida International University in 1976 with a Bachelor of Business in Accounting. Mr. Browdy is an inactive Certified Public Accountant in the State of Florida.

Sam Borek, 60, has served as Chairman of the board of the Company since December 2009, and a director of the Company since March 2004, and of OptimumBank since August 2001. Mr. Borek has served since 1987 as the managing partner of the law firm of Borek & Goldhirsh in Wilmette, Illinois. From 1998 to 2006, Mr. Borek served as a director, and from 2004 to 2006, as Chairman of the Board, of NCB Holdings, Inc., a bank holding company located in Chicago, Illinois. Mr. Borek received a Bachelor of Arts degree from the University of Illinois Urbana in 1972 and a Juris Doctor from the DePaul University School of Law in 1975 and has practiced law in Illinois for the past 33 years. Mr. Borek is very involved in community activities, including having served as President of the Niles Township School Board for High School District 219, civilian member of the United States Selective Service Review Board for the State of Illinois, member of the Executive Board of the Niles Township Legislative Coalition, and Director of the Midwest Friends of Israel Sport Center for the Disabled and Maccabi USA Sports for Israel.

H. David Krinsky, 51, has been a director of the Company since March 2004, and of OptimumBank since October 2000. Since 1990, Mr. Krinsky has served as the founder and President of Maxim Properties, Inc., a commercial real estate development and property management company located in New York City. In 2007, H. David Krinsky co-founded CrownBrook Capital LLC, a private equity firm focused on taking controlling equity positions in micro-cap companies. CrownBrook Capital targets companies with annual revenues between $3 and $25 million and is tasked with helping companies increase their earnings potential. Mr. Krinsky has been intimately involved in the process of targeting, negotiating and executing on the acquisition of three manufacturing companies. CrownBrook Capital, through its direct investments, employs over 175 people and generates annual revenue of over $35 million. As the majority member in the acquired companies, Mr. Krinsky is an active member of the respective boards and is involved in prioritizing long term strategic initiatives. He is a 1977 graduate of the Rabbinical College of America and is active in several philanthropic organizations in the United States and abroad.

Wendy Mitchler, 56, has been a director of the Company and OptimumBank since January 2005. She has been the owner of the law firm of Wendy Mitchler, Attorney at Law, located in Fort Lauderdale, Florida, since 1999, and has served as outside counsel to OptimumBank and the Company since 2000. From 1997 to 1999, she served as Controller and General Counsel to Electropharmacology, Inc., a Gainesville, Florida-based publicly held biotechnology company. From 1989 to 1996, she served as Senior Vice President and General Counsel to Suncoast Savings and Loan Association, a Hollywood, Florida based publicly held savings association. From 1986 to 1989, she served as the Savings and Loan Administrator with the State of Florida Department of Banking and Finance, Division of Banking, and from 1984 to 1986, as assistant general counsel to the State of Florida, Office of Comptroller. From 1983 to 1984, she served as an associate attorney with Stuzin and Camner, PA, a Miami, Florida based firm specializing in the representation of financial institutions, and from 1977 to 1979, as a staff auditor with the public accounting firm of Deloitte, Haskins and Sells. Ms. Mitchler received a BBA and MBA in Accounting from Florida Atlantic University and a Juris Doctor from University of Florida.

Larry Willis, 57, has been a director of the Company since its incorporation in March 2004, and of OptimumBank since August 2001. Mr. Willis has served as the Vice President of Annette Willis Insurance Agency, Inc. in Miami, Florida since 1980. He has also served as President of the Willis Family Stables since 1994. Mr. Willis received a Bachelor of Science and a Master of Science in Electrical Engineering from the University of Miami in Coral Gables, Florida.

Executive Officers Who Are Not Directors. We have one executive officer who is not a director of the Company.

Thomas A. Procelli, 56, has served as the Executive Vice President and Chief Technology Officer of OptimumBank since its inception in October 2000. Mr. Procelli has been in banking for 34 years and has a diverse background in operations, information systems, compliance and audit. Prior to his service with OptimumBank, he was Executive Vice President and Operations Officer for Enterprise National Bank of Palm Beach, located in Palm Beach Gardens, Florida, from March 1998 to August, 2000. Responsibilities included back office operations, information technology, and regulatory compliance. From 1997 to 1998, Mr. Procelli worked as a project manager for Fiserv—Mortgage Products Division of Fort Lauderdale, Florida and as an independent consultant for BankUnited, FSB of Coral Gables, Florida. From 1992 to 1996, Mr. Procelli served as Director of Data Processing for Suncoast Savings and Loan Association of Hollywood, Florida. In 1991, Mr. Procelli worked as a contingency planning consultant for Consolidated Bank located in Hialeah, Florida. During the ten year period of 1980 to 1990, Mr. Procelli was employed nine years with American Savings and Loan Association, FSB of Miami, Florida serving finally as Vice President of Corporate Development after managing several other departments including Office Automation; Methods and Analysis; and, Information Systems Auditing. In 1985, Mr. Procelli served as the Manager of the Computer Audit Assistance Group for the West Palm Beach, Florida office of the public accounting firm of Coopers & Lybrand. Prior to 1980, Mr. Procelli held auditing positions at Intercontinental Bank, Miami Beach, Florida; European American Bank, New York; and, National Westminster Bank USA, New York. Mr. Procelli received his MBA in Finance in 1979 and his BBA degree in Accounting in 1976 from Hofstra University located in Hempstead, New York.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s executive officers and directors, as well as persons who own 10% or more of a class of the Company’s equity securities, file reports of their ownership of the Company’s securities, as well as statements of changes in such ownership, with the SEC. The Company believes that all such filings required during 2009 were made on a timely basis.

Audit Committee

The Audit Committee is currently composed of two non-employee directors and operates under a written charter adopted and approved by the Board of Directors. H. David Krinsky and Larry Willis currently make up the Board’s Audit Committee. The Audit Committee charter and NASDAQ listing standards require three members on an audit committee; however, the membership was reduced to two members in April 2010 when Irving P. Cohen, the previous Chair of the committee during 2009, and the designated “audit committee financial expert” resigned from the Company’s board of directors. The Board has determined that each member of the Audit Committee is financially literate and independent in accordance with NASDAQ listing standards. The Board has also determined that the Audit committee does not currently have an “audit committee financial expert” as defined by SEC rules due to Mr. Cohen’s resignation from the board of directors. The board of directors is actively seeking an outside director who is independent and an “audit committee financial expert” to replace Mr. Cohen as the Committee chair within the timeframes provided by NASDAQ listing standards.

Code of Ethics for Senior Executive Officers

The Company has a Code of Ethics that applies to its chief executive officer, chief operating officer, chief financial officer (who is also its chief accounting officer) and controller, a copy of which is incorporated by reference into this Form 10-K as Exhibit 14.1. This Code of Ethics is also posted on our website at www.optimumbank.com/corpgovernance.html.

Item 11.	Executive Compensation

Director Compensation

Former Chief Executive Officer and Chairman of the Board, Albert J. Finch, and Mr. Browdy, as salaried employees in 2009, received no compensation for serving as directors, except that they, like all directors, were eligible to receive reimbursement of reasonable expenses incurred in attending Board and committee meetings. During fiscal year

2009, each director, other than Messrs. Finch and Browdy, received compensation for serving on the Board of Directors and committees of the Board as follows:

•

A fee of $500 for each Company and Bank Board regularly scheduled monthly meeting attended. Since the Boards of the Company and the Bank meet on the same day for their regularly scheduled monthly meetings, only one meeting fee was paid for attendance at both meetings.

Name	Cash Awards ($)	All Other Compensation		Option Awards ($)(1)	Total ($)

Michael Bedzow	5,000.00			—	5,000.00

Sam Borek	5,500.00	14,000.00	(2)	—	19,000.00

Irving P. Cohen	5,000.00			—	5,000.00

Gordon Deckelbaum (3)	5,000.00			—	5,000.00

H. David Krinsky	5,500.00			—	5,500.00

Wendy Mitchler	5,500.00			—	5,500.00

Larry Willis	5,000.00			—	5,500.00

(1)	No option awards were made to the directors in 2009. The table below shows the aggregate number of shares underlying outstanding stock options held by the named directors at December 31, 2009.

Michael Bedzow	15,803

Sam Borek	30,390

Irving P. Cohen	12,156

Gordon Deckelbaum (3)	30,390

H. David Krinsky	30,390

Wendy Mitchler	18,233

Larry Willis	30,390

The options have a 10-year term. The exercise price is 100 percent of the fair market value on the date of grant. All these nonqualified options are fully exercisable.

(2)	Represents consulting fees paid to Mr. Borek during 2009.
(3)	Mr. Deckelbaum resigned as a director in November 2009 and his stock options expired in March 2010.

Executive Officer Compensation

The following table shows the compensation paid by the Company to its three executive officers for 2009 and 2008. Albert J. Finch retired as Chief Executive Officer and director of the Company and OptimumBank in November 2009.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation($)(1)	Total Compensation ($)
Albert J. Finch	2009	211,330	0	100,643 (2)	311,973
Chairman of the Board and	2008	250,000	50,000	95,493 (3)	395,493
Chief Executive Officer

Richard L. Browdy	2009	236,900	0	52,946 (2)(4)	289,846
President and Chief	2008	230,000	40,000	34,135 (3)(4)	304,135
Financial Officer

Thomas A. Procelli	2009	144,200	0	19,123 (2)(5)	163,323
Executive Vice President,	2008	140,000	7,000	15,494 (3)(5)	161,360
OptimumBank

(1)	Amounts included in this column include simple IRA plan matching contributions made by Company to executives’ accounts as follows: for Mr. Finch, $6,340 in 2009 and $7,500 in 2008; for Mr. Browdy, $7,107 in 2009 and $7,018 in 2008; and for Mr. Procelli, $4,326 in 2009 and $4,200 in 2008. The Company matches the first 3% of the salary contributed by each Company employee to the plan each year.

(2)	Includes payments of $86,904 for Mr. Finch; $17,202 for Mr. Browdy; and $13,498 for Mr. Procelli under the executive medical reimbursement plan, and payments of $7,399 for reimbursement of health insurance premiums for Mr. Finch.
(3)	Includes payments of $87,993 for Mr. Finch; $22,258 for Mr. Browdy; and $10,160 for Mr. Procelli under the executive medical reimbursement plan, and payments of $3,862 for reimbursement of health insurance premiums for Mr. Finch.
(4)	Includes reimbursement of life insurance premiums of $3,140 each year under agreement with Albert Finch and the Company, $24,627 and $795 for the employee’s personal use of a company-owned automobile in 2009 and 2008, respectively, and health club membership dues.
(5)	Includes health club membership dues.

Stock Options. No stock options were granted to any of the executive officers in 2009. The following table sets forth certain information about the stock options held by the Company’s three executive officers at December 31, 2009.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2009

		Option Awards

		Number of Securities Underlying Unexercised Options at 12/31/09	Number of Securities Underlying Unexercised Options at 12/31/09
Name	Grant Date	(#) Exercisable	(#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Albert J. Finch (1)	—	—	—	—	—

Richard L. Browdy	12/27/01	30,388	0	5.00	12/26/11
	10/31/02	15,194	0	6.75	10/30/12
	6/30/04	30,388	0	10.00	6/29/14
	12/29/05	24,310	0	10.00	12/28/15

Thomas A. Procelli	12/27/01	12,156	0	5.00	12/26/11
	10/31/02	6,078	0	6.75	10/30/12
	6/30/04	6,078	0	10.00	6/29/14
	12/29/05	6,078	0	10.00	12/28/15

(1)	Albert J. Finch retired as Chief Executive Officer and director of the Company and OptimumBank in November 2009 and his outstanding options expired in December 2009.

Termination of Employment Agreement. The Company is a party to a stock purchase agreement with Richard Browdy and Albert Finch which provides for the purchase and ownership by Mr. Browdy of a $500,000 life insurance policy on Albert Finch, with the annual premiums for such policy reimbursable by the Company. Upon Mr. Finch’s death, Mr. Browdy is required to purchase with the proceeds of the policy any of the Company’s common shares held in Mr. Finch’s estate at the greater of $6.75 per share or the fair market value of the shares. The agreement does not prevent Mr. Finch from transferring any of his Company stock prior to his death. In the event that the aggregate purchase price is less than the death benefit, Mr. Browdy is entitled to the excess proceeds. Mr. Browdy vests in the shares over his five-year period of employment following Mr. Finch’s death, with 40% vesting after the first year, and 15% each year thereafter. For a period of five years after Mr. Finch’s death, if Mr. Browdy’s employment is terminated for cause or voluntarily by Mr. Browdy, the Company has the right to purchase any non-vested shares from Mr. Browdy for $1,000.

Change of Control Agreement. The Company’s stock option plan provides for the accelerated vesting of stock options in the event of a change of control of the Company as defined in the plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management

This following table sets forth information regarding the beneficial ownership of the common stock as of April 15, 2010, for:

•	each of our directors and executive officers; and
•	all of our directors and executive officers as a group.
•	each other person known by us to own beneficially more than 5% of our common stock;

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the securities. The persons named in the table have sole voting and investment power or have shared voting and investment power with a spouse with respect to all shares of common stock shown as beneficially owned by them, unless otherwise indicated in these footnotes.

In addition, shares of common stock issuable upon exercise of options beneficially owned that are exercisable within sixty days of April 15, 2010, are deemed outstanding for the purpose of computing the percentage ownership of the person holding those options and other rights, and the group as a whole, but are not deemed outstanding for computing the percentage ownership of any other person.

Name and Address* of Beneficial Owners	Number of Shares Beneficially Owned		Percent of Class(9)
Directors and Executive Officers:
Sam Borek, Chairman of the Board	214,197	(1)	6.48%

Richard L. Browdy, President, Chief Financial Officer and Director	117,668	(2)	3.48%

H. David Krinsky, Director	355,794	(3)	10.76%

Larry Willis, Director	107,588	(4)	3.25%

Wendy Mitchler, Director	29,584	(5)	.90%

Thomas A. Procelli, Executive Vice President, OptimumBank	48,405	(6)	1.46%

All directors and executive officers as a group (5 persons)	873,236	(7)	24.83%

Other Greater than 5% Shareholders
Hillard Garlovsky	214,472	(8)	6.87%

*	Unless otherwise indicated, the address of each of our directors and executive officers is OptimumBank Holdings, Inc., 2477 East Commercial Boulevard, Fort Lauderdale, Florida 33308.

Notes to beneficial ownership table:

(1)	Includes options to acquire 30,390 shares of common stock; 899 shares held by wife or children; 40,475 shares held by an entity controlled by reporting person; and 91,390 shares pledged as security.
(2)	Includes options to acquire 100,280 shares of common stock; 242 shares held by children.
(3)

Includes options to acquire 30,390 shares of common stock; 12,155 shares held by an entity controlled by reporting person; 9,722 shares held by wife or children; and 42,039 shares pledged as security. Reporting person’s address is c/o Maxim Properties, Inc., 286 Madison Avenue, 12th Floor, New York, NY 10017.

(4)	Includes options to acquire 30,390 shares of common stock; 122 shares held by daughter and 69,778 shares held by an entity controlled by reporting person...
(5)	Includes options to acquire 18,233 shares of common stock.
(6)	Includes options to acquire 30,390 shares of common stock, and 211 shares held by wife.
(7)	Includes options to acquire 240,073 shares of common stock.
(8)	The ownership information is based entirely on the information contained in a Schedule 13G, dated January 25, 2009, filed with the SEC by Hillard Garlovsky, whose address is 1761 Clendenin, Riverwoods, IL 60015.
(9)	Calculated based on 3,276,842 shares of common stock outstanding as of April 15, 2010, plus options exercisable within sixty days of April 15, 2010 for the individual or the group, as applicable.

We had one compensation plan under which shares of our common stock were issuable at December 31, 2009. This plan is our Stock Option Plan and was previously approved by our stockholders. The following table sets forth information as of December 31, 2009 with respect to the number of shares of our common stock issuable pursuant to the Stock Option Plan:

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders	419,956	$7.13	123,739

Total	419,956	$7.13	123,739

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The following are transactions or proposed transactions in which the Company was or is a party, in which the amount involved exceeded $120,000, and in which a director, director nominee, executive officer, holder of more than 5% of our Common Stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

The Company offers loans in the ordinary course of business to its directors and employees, including executive officers, their related interests and immediate family members. Applicable law and Company policy require that these loans be on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties, and must not involve more than the normal risk of repayment or present other unfavorable features. Loans to individual employees, directors and executive officers must also comply with the Company’s lending policies and statutory lending limits, and directors with a personal interest in any loan application are excluded from the consideration of such loan application. H. David Krinsky, director, and Gordon Deckelbaum, former director, have loans outstanding from the Company.

In 2009 and 2008, the Company retained Wendy Mitchler, Attorney at Law, as general counsel. Wendy Mitchler, a director of the Company, is the owner of the law firm of Wendy Mitchler, Attorney at Law. During 2009 and 2008, the Company paid the law firm approximately $104,500 and $84,000, respectively, in legal fees for various legal matters. In addition, payments totaling approximately $900 and $27,000 in 2009 and 2008, respectively, were made by borrowers to the law firm in connection with loan closings for OptimumBank.

Carrie Goldstein is the daughter of Albert J. Finch, former Chairman of the Board and Chief Executive Officer of the Company. Ms. Goldstein is the owner of the law firm of Law Offices of Carrie Goldstein, Esq. Payments totaling approximately $43,800 and $85,000 in 2009 and 2008, respectively, were made by borrowers to Ms. Goldstein’s law firm in connection with loan closings for OptimumBank. In addition, during 2009 and 2008, the Company paid Ms. Goldstein’s law firm approximately $21,990 and $10,200, respectively, in legal fees for various legal matters.

Seth Goldstein, the husband of Carrie Goldstein and son-in-law of Albert J. Finch, is employed by the Company as a Vice President, Administration, for OptimumBank. He was paid approximately $90,640 and $91,000 for his services during 2009 and 2008, respectively.

Michel Vogel, son-in-law of Company director and President, Richard Browdy, is employed by OptimumBank as Vice President, Lending. He was paid approximately $90,640 and $92,000 for his services during 2009 and 2008, respectively.

Directors’ Independence

The Board of Directors analyzed the independence of each director and determined that the following directors meet the standards of independence of applicable NASDAQ Stock Market (“NASDAQ”) listing standards: Sam Borek, H. David Krinsky and Larry Willis. The Board considered that Mr. Willis is an executive officer of an insurance agency which is used by the Company to obtain commercial property and liability insurance. The Board also considered that the Company has been paying Mr. Borek consulting fees of $14,000 per month since December 2009. Richard L. Browdy, who is an employee of the Company, and Wendy Mitchler, who serves as outside counsel for the Company, are not considered independent directors.

Committee Members’ Independence

Compensation Committee. The Compensation Committee consists of Sam Borek, Chairman, and Larry Willis, and H. David Krinsky, all of whom are considered independent under the NASDAQ listing standards.

Nominating Committee. The Company has no formal nominating committee or nominating committee charter but, rather, the three independent members of the Board, Messrs. Sam Borek, Larry Willis and H. David Krinsky, perform the functions of a nominating committee.

Audit Committee. H. David Krinsky and Larry Willis make up the Board’s Audit Committee. The Board has determined that each member of the Audit Committee is independent in accordance with the more stringent NASDAQ standards applicable to members of audit committees. Although H. David Krinsky is the beneficial owner of greater than 10% of the Company’s stock, the Board has made the determination that Mr. Krinsky does not control the Company, and is therefore independent under the applicable NASDAQ listing standards for audit committee members. The Board also considered that Mr. Willis is an executive officer of an insurance agency which is used by the Company to obtain commercial property and liability insurance. The Board determined that such payments are not indirect compensatory fees to Mr. Willis, and Mr. Willis is therefore independent under the standards applicable to audit committee members.

Item 14.	Principal Accounting Fees and Services

Audit and Tax Fees

Hacker, Johnson & Smith PA (“Hacker Johnson”), the Company’s independent registered public accounting firm, audited the Company’s consolidated financial statements for the fiscal year ended December 31, 2009.

The following table is a summary of the fees billed to the Company by Hacker Johnson for professional services rendered for the years ended December 31, 2009 and 2008:

Fee Category	2009 Fees	2008 Fees
Audit Fees	$69,000	$54,000
Tax Fees	$6,500	$6,000

Total Fees	$75,500	$60,000

Audit Fees. Consists of fees billed for professional services rendered for the audit of the Company’s financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Hacker Johnson in connection with statutory and regulatory filings or engagements.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance.

Pre-approved Services

Consistent with SEC rules regarding auditor independence, the Company’s Audit Committee Charter requires the Audit Committee to pre-approve all audit services and non-audit services permitted by law and Audit Committee policy (including the fees and terms of such services) to be performed for the Company by the independent auditors, subject to the “de minimis” exceptions for non-audit services described in SEC rules that are approved by the Audit Committee prior to the completion of the audit. The Audit Committee may delegate pre-approval authority to a member of the committee. The decisions of any committee member to whom pre-approval is delegated must be presented to the Audit Committee at its next scheduled meeting.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(1) The financial statements of OptimumBank Holdings, Inc. as of and for the years ended December 31, 2009 and 2008 are set forth in this Form 10-K as Exhibit 13.1 and contain the following information:

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

Consolidated Statements of Earnings for the Years Ended December 31, 2009 and 2008

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008

Notes to Consolidated Financial Statements, December 31, 2009 and 2008 and for the Years Then Ended

(2) See Exhibit Index.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this 10-K/A report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lauderdale, State of Florida, on

Dated: April 29, 2010

OPTIMUMBANK HOLDINGS, INC.

/s/ Richard L. Browdy
Richard L. Browdy President and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

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

	Exhibit No.	Description of Exhibit

**	3.1	Articles of Incorporation

******	3.2	Articles of Amendment to Articles of Incorporation

***	3.3	Bylaws

****	4.1	Form of stock certificate

*****	10.1(a)	Amended and Restated Stock Option Plan

*	10.3(a)	Agreement between OptimumBank, Albert J. Finch and Richard L. Browdy dated June 14, 2002

	13.1(b)	Consolidated Financial Statements of OptimumBank Holdings, Inc. and Report of Independent Registered Public Accounting Firm

*****	14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers

	21.1(b)	Subsidiaries of the Registrant

	31.1(b)	Certification of Principal Executive and Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

	32.1(b)	Certification of Principal Executive and Principal Financial Officer under §906 of the Sarbanes-Oxley Act of 2002

	32.1.1	Certification of Principal Executive and Principal Financial Officer under §906 of the Sarbanes-Oxley Act of 2002

(a)	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.
(b)	This exhibit was previously filed with the Company’s Annual Report on Form 10-K on April 15, 2010.