Form 10-Q
period 2010-03-31
OptimumBank Holdings, Inc.
filed 2010-05-14
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,276,842 shares of Common Stock, $.01 par value, issued and outstanding as of May 14, 2010

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets

Cash and due from banks	$1,594	$1,556
Interest-bearing deposits with banks	13,204	8,506
Federal funds sold	18,899	26,722

Total cash and cash equivalents	33,697	36,784

Securities held to maturity (fair value of $31,096 and $76,984)	34,510	81,141
Loans, net of allowance for loan losses of $6,843 and $9,363	131,152	134,126
Federal Home Loan Bank stock	3,551	3,551
Premises and equipment, net	2,904	2,941
Foreclosed real estate	6,023	5,487
Accrued interest receivable	911	1,088
Deferred tax asset	-	772
Income taxes receivable	4,349	3,577
Other assets	559	490

Total assets	$217,656	$269,957

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	279	199
Savings, NOW and money-market deposits	47,515	44,222
Time deposits	112,478	107,261

Total deposits	160,272	151,682

Federal Home Loan Bank advances	41,700	57,700
Other borrowings	-	41,800
Junior subordinated debenture	5,155	5,155
Advanced payment by borrowers for taxes and insurance	1,152	945
Official checks	512	694
Other liabilities	683	693

Total liabilities	209,474	258,669

Stockholders’ equity:
Common stock, $.01 par value; 6,000,000 shares authorized, 3,276,842 shares issued and outstanding	33	33
Additional paid-in capital	19,046	19,046
Accumulated deficit	(10,897)	(7,791)

Total stockholders’ equity	8,182	11,288

Total liabilities and stockholders’ equity	$217,656	$269,957

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Interest income:
Loans	$1,901	$2,420
Securities	930	1,247
Other	14	-

Total interest income	2,845	3,667

Interest expense:
Deposits	758	976
Borrowings	884	1,214

Total interest expense	1,642	2,190

Net interest income	1,203	1,477

Provision for loan losses	692	405

Net interest income after provision for loan losses	511	1,072

Noninterest income:
Service charges and fees	11	30
Gain on sale of securities	1,344	-
Other	7	1

Total noninterest income	1,362	31

Noninterest expenses:
Salaries and employee benefits	422	543
Occupancy and equipment	152	156
Data processing	48	45
Professional fees	298	92
Insurance	14	16
Stationary and supplies	11	7
Regulatory assessment	188	71
Foreclosed real estate	42	7
Loss on early extinguishment of debt	3,699	-
Other	105	73

Total noninterest expenses	4,979	1,010

(Loss) earnings before income taxes	(3,106)	93

Income taxes	-	35

Net (loss) earnings	$(3,106)	$58

Net (loss) earnings per share:
Basic	$(.95)	$.02

Diluted	$(.95)	$.02

Dividends per share	$-	$-

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2010 and 2009

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2008	3,120,992	$31	$18,494	$4,244	$(4)	$22,765

Comprehensive income:
Net earnings for the three months ended March 31, 2009 (unaudited)	-	-	-	58	-	58

Net change in unrealized loss on security available for sale (unaudited)	-	-	-	-	2	2

Comprehensive income (unaudited)						60

Balance at March 31, 2009 (unaudited)	3,120,992	$31	$18,494	$4,302	$(2)	$22,825

Balance at December 31, 2009	3,276,842	$33	$19,046	$(7,791)	$-	$11,288

Comprehensive loss-
Net loss for the three months ended March 31, 2010 (unaudited)	-	-	-	(3,106)	-	(3,106)

Balance at March 31, 2010 (unaudited)	3,276,842	$33	$19,046	$(10,897)	$-	$8,182

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net (loss) earnings	$(3,106)	$58
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	44	47
Provision for loan losses	692	405
Net amortization of fees, premiums and discounts	(2)	24
Decrease in accrued interest receivable	177	23
(Increase) decrease in other assets	(69)	146
Provision for losses on foreclosed real estate	-	5
Gain on sale of securities	(1,344)	-
Loss on early extinguishment of debt	3,699	-
(Decrease) increase in official checks and other liabilities	(192)	37

Net cash (used in) provided by operating activities	(101)	745

Cash flows from investing activities:
Purchases of securities held to maturity	-	(9,025)
Principal repayments of securities held to maturity	2,585	4,721
Proceeds from sale of securities	45,428	-
Net decrease (increase) in loans	1,710	(1,847)
Purchases of premises and equipment	(7)	(4)
Purchase of Federal Home Loan Bank stock	-	(25)

Net cash provided by (used in) investing activities	49,716	(6,180)

Cash flows from financing activities:
Net increase in deposits	8,590	9,845
Net decrease in other borrowings	(44,764)	-
Repayment of Federal Home Loan Bank advances	(16,735)	-
Net increase in advanced payments by borrowers for taxes and insurance	207	246

Net cash (used in) provided by financing activities	(52,702)	10,091

Net (decrease) increase in cash and cash equivalents	(3,087)	4,656

Cash and cash equivalents at beginning of the period	36,784	3,220

Cash and cash equivalents at end of the period	$33,697	$7,876

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Three Months Ended March 31,
	2010	2009
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,794	$2,128

Income taxes	$-	$50

Noncash transactions:
Change in accumulated other comprehensive loss, net change in unrealized loss on security available for sale	$-	$2

Loans transferred to foreclosed real estate	$536	$-

Deferred tax asset reclassified to income taxes receivable	$772	$-

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General. OptimumBank Holdings, Inc. (the “Holding Company”) is a one-bank holding company and owns 100% of OptimumBank (the “Bank”), a state (Florida)-chartered commercial bank. The Holding Company’s only business is the operation of the Bank and its subsidiaries. The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation. The Bank offers a variety of community banking services to individual and corporate customers through its three banking offices located in Broward County, Florida. The Bank’s wholly-owned subsidiaries are OB Real Estate Management, LLC, OB Real Estate Holdings, LLC, OB Real Estate Holdings 1503, LLC, and OB Real Estate Holdings 1695, LLC, all of which were formed in 2009. OB Real Estate Management, LLC is primarily engaged in managing foreclosed real estate. OB Real Estate Holdings, LLC, OB Real Estate Holdings 1503, LLC, and OB Real Estate Holdings 1695, LLC, hold and dispose of foreclosed real estate.

In the opinion of the management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2010, and the results of operations and cash flows for the three-month periods ended March 31, 2010 and 2009. The results of operations for the three months ended March 31, 2010, are not necessarily indicative of the results to be expected for the full year.

(2)	Securities. Securities have been classified according to management’s intent. The carrying amount of securities and approximate fair values are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held to Maturity:
At March 31, 2010:
Mortgage-backed securities	$34,410	$48	$(3,462)	$30,996
State of Israel bond	100	-	-	100

	$34,510	$48	$(3,462)	$31,096

At December 31, 2009:
Mortgage-backed securities	$81,041	$1,567	$(5,724)	$76,884
State of Israel bond	100	-	-	100

	$81,141	$1,567	$(5,724)	$76,984

During 2010, the Company sold twenty-two securities in order to downsize and deleverage its balance sheet. This action was taken in an effort to comply with a significant increase in the regulatory capital requirements imposed on the Bank under a Consent Order issued by the Federal Deposit Insurance Corporation and State of Florida Office of Financial Regulation (See Note 9). The securities were sold for gross proceeds of $45.4 million. A gain of $1.3 million was recognized from the sale of these securities.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities, Continued. Securities with gross unrealized losses at March 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Held to Maturity-
Mortgage-backed securities	$(9)	$1,651	$(3,453)	$26,849

Management evaluates securities for other-than-temporary impairment approximately on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. A security is impaired if the fair value is less than its carrying value at the financial statement date. When a security is impaired, the Company determines whether this impairment is temporary or other-than-temporary. In estimating other-than-temporary impairment (“OTTI”) losses, management assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in operations. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in operations is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive loss. However, the Company has not recognized any loss in other comprehensive loss because management does not believe the market value of the securities are significantly depressed. Management utilizes cash flow models to segregate impairments to distinguish between impairment related to credit losses and impairment related to other factors. To assess for OTTI, management considers, among other things, (i) the severity and duration of the impairment; (ii) the ratings of the security; (iii) the overall transaction structure (the Company’s position within the structure, the aggregate, near-term financial performance of the underlying collateral, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, and discounted cash flows); and (iv) the timing and magnitude of a break in modeled cash flows.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities, Continued. The unrealized losses on thirteen investment securities were caused by market conditions. It is expected that the securities would not be settled at a price less than the book value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

In evaluating mortgage-backed securities with unrealized losses greater than 12 months, management utilizes various resources, including input from independent third party firms to perform an analysis of expected future cash flows. The process begins with an assessment of the underlying collateral backing the mortgage pools. Management develops specific assumptions using as much market data as possible and includes internal estimates as well as estimates published by rating agencies and other third-party sources. The data for the individual borrowers in the underlying mortgage pools are generally segregated by state, FICO score at issue, loan to value at issue and income documentation criteria. Mortgage pools are evaluated for current and expected levels of delinquencies and foreclosures, based on where they fall in the proscribed data set of FICO score, geographics, LTV and documentation type and a level of loss severity is assigned to each security based on its experience. The above-described historical data is used to develop current and expected measures of cumulative default rates as well as ultimate loss frequency and severity within the underlying mortgages. This reveals the expected future cash flows within the mortgage pool. The data described above is then input to an industry recognized model to assess the behavior of the particular security tranche owned by the Company. Significant inputs in this process include the structure of any subordination structures, if applicable, and are dictated by the structure of each particular security as laid out in the offering documents. The forecasted cash flows from the mortgage pools are input through the security structuring model to derive expected cash flows for the specific security owned by the Company to determine if the future cash flows are expected to exceed the book value of the security. The values for the significant inputs are updated on a regular basis. Based on management’s analysis, there was no OTTI charge during the first quarter of 2010 or 2009.

(3)	Loan Impairment and Credit Losses. The activity in the allowance for loan losses was as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Balance at beginning of period	$9,363	$1,906
Charge-offs, net of recoveries	(3,212)	(484)
Provision for loan losses	692	405

Balance at end of period	$6,843	$1,827

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loan Impairment and Credit Losses, Continued. The following summarizes the impaired loans at March 31, 2010 and 2009 (in thousands):

	At March 31,
	2010	2009
Collateral dependent loans identified as impaired:
Gross loans with no related allowance for loan losses	$26,634	$5,264

Gross loans with related allowance for losses recorded	7,600	6,129
Less allowance on these loans	(3,020)	(967)

Net loans with related allowance	4,580	5,162

Net investment in collateral dependent impaired loans	31,214	10,426

Noncollateral dependent loans identified as impaired:
Gross loans with related allowance for losses recorded	3,623	-
Less allowance on these loans	(65)	-

Net investment in noncollateral dependent impaired loans	3,558	-

Net investment in impaired loans	$34,772	$10,426

The average net investment in impaired loans and interest income recognized and received on impaired loans during the three months ended March 31, 2010 and 2009 were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Average net investment in impaired loans	$37,663	$10,513

Interest income recognized on impaired loans	$234	$60

Interest income received on impaired loans	$236	$60

At March 31, 2010 and 2009, the Company had no loans over ninety days past due still accruing interest. Nonaccrual loans were as follows (in thousands):

	At March 31,
	2010	2009

Nonaccrual loans	$21,094	$7,608

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(4)	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2010 of the regulatory capital requirements and the Bank’s capital on a percentage basis:

	Bank	Regulatory Requirement*

Tier I capital to total average assets	5.18%	4.00%

Tier I capital to risk-weighted assets	7.94%	4.00%

Total capital to risk-weighted assets	9.23%	8.00%

*	These are the ratios required to be considered “adequately capitalized” under the FDIC prompt corrective action rules. On July 15, 2010, the Bank will be subject to significantly increased capital requirements imposed under the Consent Order, as discussed in Note 9.

(5)	(Loss) Earnings Per Share. Basic (loss) earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. In 2009, diluted earnings per share were computed based on the weighted average number of shares outstanding plus the effect of outstanding stock options, computed using the treasury stock method. In 2010, basic and diluted loss per share is the same due to the net loss incurred by the Company. All amounts reflect the 5% stock dividend declared in May 2009. (Loss) earnings per common share have been computed based on the following:

	Three Months Ended March 31,
	2010	2009
Weighted average number of common shares outstanding used to calculate basic (loss) earnings per common share	3,276,842	3,276,842
Effect of dilutive stock options	-	-

Weighted average number of common shares outstanding used to calculate diluted (loss) earnings per common share	3,276,842	3,276,842

The following options were excluded from the calculation of the 2009 earnings per share due to the exercise price being above the average market price:

	Number Outstanding	Exercise Price	Expire
For the three months ended March 31, 2009-
Options	528,766	$4.54-11.33	2011-2015

(6)	Stock-Based Compensation. As of December 31, 2005, all stock options were fully vested and no options have been granted since 2005; therefore, no stock-based compensation has been recognized.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock-Based Compensation, Continued. The Company established an Incentive Stock Option Plan (the “Plan”) for officers, directors and employees of the Company and reserved 630,720 (amended) shares of common stock for the plan. Both incentive stock options and nonqualified stock options may be granted under the plan. The exercise price of the stock options is determined by the board of directors at the time of grant, but cannot be less than the fair market value of the common stock on the date of grant. The options vest over three and five years. The options must be exercised within ten years from the date of grant. At March 31, 2010, 169,925 options were available for grant.

A summary of the activity in the Company’s stock option plan is as follows. All amounts reflect the 5% stock dividend declared in May 2009:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	419,956	$7.13
Forfeited	(46,186)	7.25

Outstanding and exercisable at March 31, 2010	373,770	$7.12	3.6 years	$-

(7)	Fair Value Measurements. Impaired collateral-dependent loans and foreclosed real estate are carried at fair value when the current collateral value less estimated selling costs is lower than the carrying value of the loan or foreclosed real estate. Those impaired collateral-dependent loans and foreclosed real estate which are measured at fair value on a nonrecurring basis are as follows (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations For the Three Months Ended March 31, 2010
As of March 31, 2010:
Impaired loans (1)	$14,075	-	-	14,075	2,599	536

Foreclosed real estate	$6,023	-	-	6,023	82	-

(1)	Loans with a carrying value of $17,139,000 were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(7)	Fair Value Measurements, Continued. The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	At March 31, 2010		At December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$33,697	$33,697	$36,784	$36,784
Securities held to maturity	34,510	31,096	81,141	76,984
Loans	131,152	131,372	134,126	134,365
Federal Home Loan Bank stock	3,551	3,551	3,551	3,551
Accrued interest receivable	911	911	1,088	1,088

Financial liabilities:
Deposit liabilities	160,272	160,971	151,682	152,381
Federal Home Loan Bank advances	41,700	43,130	57,700	59,206
Other borrowings	-	-	41,800	43,537
Junior subordinated debenture	5,155	4,875	5,155	4,875
Off-balance sheet financial instruments	-	-	-	-

Discussion regarding the assumptions used to compute the fair values of financial instruments can be found in Note 1 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

(8)	Common Stock Dividend. On May 28, 2009, the Company’s board of directors declared a 5% stock dividend to shareholders of record on June 11, 2009 which was paid on July 11, 2009.

(9)	Regulatory Matters. Effective April 16, 2010, the Bank, entered into a Stipulation with the Federal Deposit Insurance Corporation (the “FDIC”) and the Florida Office of Financial Regulation (the “OFR”). Pursuant to the Stipulation, the Bank has consented, without admitting or denying any charges of unsafe or unsound banking practices or violations of law or regulation, to the issuance of a Consent Order by the FDIC and the OFR, also effective as of April 16, 2010.

The Consent Order represents an agreement among the Bank, the FDIC and the OFR as to areas of the Bank’s operations that warrant improvement and presents a plan for making those improvements. The Consent Order imposes no fines or penalties on the Bank. The Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and the OFR.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(9)	Regulatory Matters, Continued. Pursuant to the Consent Order, the Bank’s Board of Directors is required to increase its participation in the affairs of the Bank. This participation shall include comprehensive, documented meetings to be held no less frequently than monthly. Within 30 days from the effective date of the Consent Order, the Board must also establish a Board committee to oversee the Bank’s compliance with the Consent Order, and establish a loan committee consisting of at least one independent director to approve extensions of credit and review problem loans. The Board must also develop, submit for comment to the FDIC and the OFR, and approve, an education plan for the Board of Directors.

Within sixty days of the effective date of the Consent Order, the Bank shall retain qualified management, including a chief executive officer, a chief lending officer and a chief financial officer. The Bank must also develop, submit for comment to the FDIC and the OFR, and approve, a management plan for the purpose of providing qualified management for the Bank. During the life of the Consent Order, the Bank may not add any individual to the Bank’s Board of Directors or employ any individual as a senior executive officer without the prior non-objection of the FDIC and the OFR.

Within ninety days of the effective date of the Consent Order and, thereafter, during the life of the Consent Order, the Bank shall achieve and maintain a Tier 1 Leverage Capital Ratio of not less than 8% and a Total Risk Based Capital Ratio of not less than 12%. In the event such ratios fall below such levels, the Bank shall notify the FDIC and the OFR and shall increase capital in an amount sufficient to reach the required ratios within ninety days of such notice. The Company recently entered into a restructuring transaction to reduce its assets and borrowings by $57.8 million in order to increase its capital ratios. In addition, the Company is exploring other strategic alternatives intended to result in attaining such capital ratios, but is uncertain regarding its ability to reach those levels by the July 15, 2010 deadline or thereafter.

While the Consent Order remains in effect, the Bank shall, within thirty days of the receipt of any official Report of Examination, eliminate from its books any remaining balance of any assets classified “Loss” and 50% percent of those classified “Doubtful”, unless otherwise approved in writing by the FDIC and the OFR. Within sixty days from the effective date of the Consent Order, the Bank shall formulate a plan, subject to approval by the FDIC and the OFR, to reduce the Bank’s risk exposure in each asset, or relationship in excess of $500,000 classified “Substandard” or “Doubtful” by the FDIC in September 2009.

In the plan to reduce the Bank’s classified assets, the Bank shall also reduce the aggregate balance of assets classified “Substandard” or “Doubtful” by the FDIC in September 2009, other than the Bank’s private label mortgage backed securities, in accordance with the following schedule: (i) within 180 days, a 25% reduction; (ii) within 360 days, a 45% reduction; (iii) within 540 days, a 60% reduction, and; (iv) within 720 days, a 75% reduction. The Bank is on schedule to meet the first targeted goal. The Bank anticipates needing to successfully work out an appropriate amount of “Substandard” assets to meet the second, third and fourth targeted goals. Bank management is actively trying to reduce the amount of these “Substandard” assets.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(9)	Regulatory Matters, Continued. Within sixty days from the effective date of the Consent Order, the Bank must develop, submit for comment to the FDIC and the OFR, approve and implement, a plan to reduce the volume of the Bank’s private label mortgage-backed securities adversely classified by the FDIC in September 2009.

Beginning with the effective date of the Consent Order, the Bank may not extend any credit to, or for the benefit of, any borrower who has a loan that has been charged off or classified “Loss” or “Doubtful” and is uncollected. Additionally, during the life of the Consent Order, the Bank shall not extend, directly or indirectly, any additional credit to, or for the benefit of, any borrower who has a loan or other extension of credit from the Bank that has been classified “Substandard” or “Special Mention”, and is uncollected, unless the Bank documents that such extension of credit is in the Bank’s best interest.

Within sixty days from the effective date of the Consent Order, the Bank shall perform a risk segmentation analysis with respect to any concentration cited by the FDIC, including commercial real estate loans. The Bank shall also develop a plan, acceptable to the FDIC and OFR, to reduce any segment of the portfolio deemed by the FDIC or OFR to be an undue concentration of credit.

Within sixty days from the effective date of the Consent Order, the Bank shall revise, adopt, and implement the following written policies, plans or programs and incorporate any changes recommended by the FDIC or the OFR:

•	Lending and collection policies

•	Investment policy

•	Liquidity, contingency funding and funds management plan

•	Interest rate risk management policy

•	Internal loan review and grading system

•	Policy for internal routine and control

Within thirty days from the effective date of the Consent Order, the Bank shall develop an internal audit program that establishes procedures to protect the integrity of the Bank’s operational and accounting systems acceptable to the FDIC and OFR.

The Bank shall also be required to maintain a fully funded Allowance for Loan and Lease Losses (“ALLL”), the adequacy of which shall be satisfactory to the FDIC and the OFR. The Board of Directors shall quarterly review the adequacy of the ALLL. A deficiency in the ALLL shall be remedied in the calendar quarter it is discovered. The Bank’s policy for determining the adequacy of the Bank’s ALLL and its implementation shall be satisfactory to the FDIC and OFR.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(9)

Regulatory Matters, Continued. Within sixty days from the effective date of the Consent Order, the Bank shall prepare a strategic business plan covering the overall operation of the Bank, and formulate and implement a plan to improve and sustain Bank earnings. Additionally, the Bank must prepare a budget and update the profit plan by November 30th of each year. All such items must be submitted to the FDIC and the OFR for comment.

Throughout the life of the Consent Order, the Bank shall not accept, renew, or rollover any brokered deposit, and comply with the restrictions on the effective yields on deposits exceeding national averages. The Bank has not accepted, renewed or rolled over any brokered deposits since December 2009; therefore, that restriction is not expected to alter the Bank’s current deposit gathering activities. With respect to the yield limitations, it is possible that the Bank could experience a decrease in deposit inflows, or the migration of current deposits to competitor institutions, if other institutions offer higher interest rates than those permitted to be offered by the Bank.

While the Consent Order is in effect, the Bank shall notify the FDIC and the OFR, at least sixty days prior to undertaking asset growth in excess of 10% or more per annum or initiating material changes in asset or liability composition.

While the Consent Order is in effect, the Bank shall not declare or pay dividends or bonuses without the prior written approval of the FDIC. Anticipating this restriction on the Bank’s ability to declare dividends, the Company has recently deferred interest payments on its trust preferred securities and may continue to do so for up to twenty consecutive quarters. This restriction on the Bank’s ability to pay dividends could limit the ability of the Company to pay the ongoing expenses of being publicly held and the expenses of raising capital to the extent that funds of the holding company are insufficient for such purposes.

Within thirty days of the end of each calendar quarter following the effective date of the Consent Order, the Bank shall furnish written progress reports to the FDIC and the OFR detailing the form, manner, and results of any actions taken to secure compliance.

The Bank has already addressed or taken steps to address, many of the requirements of the Consent Order and continues to develop a comprehensive plan to address all of the requirements of the Consent Order.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the interim financial data as of March 31, 2010, and for the three-month periods ended March 31, 2010 and 2009, presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

OptimumBank Holdings, Inc.

Fort Lauderdale, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of OptimumBank Holdings, Inc. and Subsidiary (the “Company”) as of March 31, 2010, and the related condensed consolidated statements of operations, stockholders’ equity and cash flows for the three-month periods ended March 31, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated April 14, 2010, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Fort Lauderdale, Florida May 10, 2010

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto presented elsewhere in this report. For additional information, refer to the financial statements and footnotes for the year ended December 31, 2009 in the Annual Report on Form 10-K.

Recent Regulatory Enforcement Action

On April 16, 2010, the Bank consented to the issuance of a Cease and Desist Order (“Consent Order”) by the FDIC and the State of Florida Office of Financial Regulation (“OFR”) . The Consent Order covers areas of the Bank’s operations that warrant improvement and various requirements in making those improvements. A detailed discussion of the Consent Order is contained in Footnote 9 to the condensed consolidated financial statements contained in this report. The Bank has already addressed or taken steps to address, many of the requirements of the Consent Order and continues to develop a comprehensive plan to address all of the requirements of the Consent Order. However, the Bank is uncertain as to whether it will achieve material compliance with all the quantitative targets or requirements of Consent Order, in particular, those provisions requiring the Bank to achieve and maintain increased regulatory capital levels, as well as the timetable for the reduction of its adversely classified loans.

Financial Condition at March 31, 2010 and December 31, 2009

Overview

Our total assets declined by $52.3 million to $217.7 million at March 31, 2010, from $270.0 million at December 31, 2009, due to the downsizing of our balance sheet in the first quarter of 2010. The Company downsized in order to increase the Bank’s regulatory capital ratios in our efforts to comply with the Consent Order which imposes significantly increased capital requirements on the Bank. We sold $44.1 million of mortgage backed securities and collateralized mortgage obligations, and utilized the proceeds of the securities sales and other available cash to prepay approximately $57.8 million in FHLB advances and reverse repurchase agreements secured by these securities. We realized a loss from prepayment penalties on the borrowings of approximately $3.7 million, offset by a gain on sale of approximately $1.3 million from the sale of the securities, resulting in a $2.4 million net expense on the restructuring in the first quarter of 2010. As a result of the downsizing, the Company has significantly reduced its reliance on borrowings which are generally considered a more volatile source of funding than retail deposits.

The following table shows selected information for the periods ended or at the dates indicated:

	Three Months Ended March 31, 2010	Year Ended December 31, 2009	Three Months Ended March 31, 2009
Average equity as a percentage of average assets	4.04%	7.62%	8.74%

Equity to total assets at end of period	3.76%	4.18%	8.58%

Return on average assets (1)	(4.89)%	(4.23)%	.09%

Return on average equity (1)	(120.96)%	(55.55)%	1.02%

Noninterest expenses to average assets (1)	7.83%	1.73%	1.55%

(1)	Annualized for the three months ended March 31, 2010 and 2009.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations, Continued

We continue to experience the adverse effects of a severe downturn in the real estate market in which we operate, primarily south Florida, leading to a significant increase in defaults by borrowers compared to historical periods, a significant increase in loans charged-off, a reduction in the value of real estate serving as collateral for our loans, and declines in values of foreclosed real estate. Loan demand in our local Florida market has remained weak. Management, however, is committed to minimizing further losses in the loan portfolio.

Liquidity and Sources of Funds

The Bank’s sources of funds include customer deposits, advances from the FHLB, principal repayments of investment securities, loan repayments, loan and foreclosed real estate sales, the use of Federal Funds markets, net income, if any, and loans taken out at the Federal Reserve discount window.

Deposits are our primary source of funds. Under the Consent Order, the interest rates that we pay on our market area deposits and our ability to accept brokered deposits is restricted. The Bank has not accepted, renewed or rolled over any brokered deposits since December 2009; therefore, that restriction is not expected to alter the Bank’s current deposit gathering activities. With respect to the yield limitations, it is possible that the Bank could experience a decrease in deposit inflows, or the migration of current deposits to competitor institutions, if other institutions offer higher interest rates than those permitted to be offered by the Bank. Despite these yield limitations, we believe that we have to the ability to adjust rates on our deposits to attract or retain deposits as needed.

In addition to obtaining funds from depositors, we may borrow funds from other financial institutions. At March 31, 2010, the Bank had outstanding borrowings of $41.7 million, against its $41.7 million in established borrowing capacity with the FHLB. The Bank’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. The Bank also had a Federal Funds line of credit agreement with a correspondent financial institution of $1.7 million at March 31, 2010, with no balance outstanding at March 31, 2010, and December 31, 2009. The use of such Federal Funds line is subject to certain conditions. In April 2010, the Bank obtained an available discount window credit line with the FRB of approximately $900,000. The FRB line is subject to collateral requirements, must be repaid within 90 days, and each advance is subject to prior FRB consent. We measure and monitor our liquidity daily and believe our liquidity sources are adequate to meet our operating needs.

The Company, on an unconsolidated basis, typically relies on dividends from the Bank to fund its operating expenses, primarily expenses of being publicly held, and to make interest payments on its outstanding trust preferred securities. Under the Consent Order, the Bank is currently unable to pay dividends without prior regulatory approval. In addition, we may not pay interest payments on the trust preferred securities or dividends on our common stock, incur any additional indebtedness at the holding company level, or redeem our common stock without the prior approval of the Federal Reserve Bank of Atlanta. Since January 2010, we have deferred interest payments on our trust preferred securities.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations, Continued

Capital Resources

The FDIC has established minimum requirements for capital adequacy for state non-member banks. As of March 31, 2010, the Bank met the capital requirements of an “adequately capitalized” institution. For more information on capital requirements, see the discussion under the subheadings “Capital Adequacy Requirements” in the section “Supervision and Regulation” included in Item 1 of the Company’s 2009 10-K. The following table summarizes the capital measures of the Bank at March 31, 2010:

			FDIC Guideline Requirements
(Dollars in thousands)	March 31, 2010	December 31, 2009	Adequately	Well- Capitalized
Tier 1 risk-based capital ratio	7.94	8.93%	4.00	6.00

Total risk-based capital ratio	9.23	10.23%	8.00	10.00

Leverage ratio	5.18	5.85%	4.00	5.00

Total stockholders’ equity	8,182	11,288

The Bank is subject to additional capital requirements under a Consent Order with the FDIC and OFR. The Consent Order requires that no later than July 15, 2010, and during the life of the Consent Order, the Bank shall maintain: (a) a Tier 1 capital to total assets leverage ratio (Leverage ratio) at least equal to or greater than 8%; and (b) a ratio of qualifying total capital to risk-weighted assets (Total risk-based capital ratio) at least equal to or greater than 12%. The Bank does not currently meet these requirements.

The Company is considering its alternatives to raise additional capital in the immediate future. Our ability to raise capital will depend on conditions in the capital markets and on our financial performance, among other factors. Any equity financing, if available at all, may be dilutive to existing shareholders.

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit and may involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the condensed consolidated balance sheet. The contract amounts of these instruments reflect the extent of the Company’s involvement in these financial instruments.

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

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. As of March 31, 2010, the Company has no commitments to extend credit.

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

	Three Months Ended March 31,
	2010			2009
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Interest-earning assets:
Loans	$142,096	1,901	5.35%	$160,599	2,420	6.03%
Securities	68,223	930	5.45	88,489	1,247	5.64
Other (1)	30,290	14	0.18	6,147	-	-

Total interest-earning assets/interest income	240,609	2,845	4.73	255,235	3,667	5.75

Cash and due from banks	1,691			1,716
Premises and equipment	2,928			3,078
Other	9,027			1,089

Total assets	$254,255			$261,118

Interest-bearing liabilities:
Savings, NOW and money-market deposits	45,039	184	1.63	32,102	176	2.19
Time deposits	105,627	574	2.17	86,711	800	3.69
Borrowings (2)	89,597	884	3.95	116,931	1,214	4.15

Total interest-bearing liabilities/interest expense	240,263	1,642	2.73	235,744	2,190	3.72

Noninterest-bearing demand deposits	527			419
Other liabilities	3,194			2,122
Stockholders’ equity	10,271			22,833

Total liabilities and stockholders’ equity	$254,255			$261,118

Net interest income		$1,203			$1,477

Interest rate spread (3)			2.00%			2.03%

Net interest margin (4)			2.00%			2.31%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.00			1.08

(1)	Includes interest-earning deposits with banks, Federal funds sold and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and junior subordinated debenture.
(3)	Interest rate spread represents the difference between average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended March 31, 2010 and 2009

General. Net loss for the three months ended March 31, 2010, was $(3,106,000) or $(.95) per basic and diluted share compared to net earnings of $58,000 or $.02 per basic and diluted share for the period ended March 31, 2009. The decrease in the Company’s net earnings from the first quarter in 2009 was primarily due to the $2.4 million net cost associated with the downsizing of the Company, coupled with a $287,000 increase in the provision for loan losses, and a $117,000 increase in the regulatory assessment in the comparable period in 2010.

Interest Income. Interest income decreased by $.9 million, to $2.8 million for the three months ended March 31, 2010 from $3.7 million for the three months ended March 31, 2009. The decrease in interest income on loans by $.5 million, to $1.9 million, was due primarily to a decrease in the average loan portfolio balance for the three months ended March 31, 2010, and a decrease in the average yield earned from 6.03% for the three months ended March 31, 2009, to 5.23% for the three months ended March 31, 2010. Interest income on securities decreased by $.3 million, to $930,000 due primarily to a decrease in the average securities balance for the three months ended March 31, 2010 due to the sale of $44.1 million in securities.

Interest Expense. Interest expense on deposit accounts decreased by $.2 million, to $758,000 due primarily to a decrease in the average yield from 3.29% for the three months ended March 31, 2009, to 2.01% for the three months ended March 31, 2010. Interest expense on borrowings decreased by $.3 million, to $884,000 for the three months ended March 31, 2010, from $1.2 million for the three months ended March 31, 2009 due primarily to a decrease in the average balance of borrowings due to the early pay-off of Federal Home Loan Bank advances and other borrowings in 2010.

Provision for Loan Losses. The provision for the three months ended March 31, 2010, increased to $692,000 compared to $405,000 for the same period in 2009. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, current economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. As these factors change, the level of loan loss provision changes. The allowance for loan losses totaled $6,843,000 or 4.96% of loans outstanding at March 31, 2010, compared to $1,827,000, or 1.12% of loans outstanding at March 31, 2009.

Noninterest Income. Total noninterest income increased to $1.4 million for the three months ended March 31, 2010, from $31,000 for the three months ended March 31, 2009 primarily due to a gain on sale of securities of $1,344,000.

Noninterest Expenses. Total noninterest expenses increased to $5.0 million for the three months ended March 31, 2010, from $1.0 million for the three months ended March 31, 2009 primarily due to an increase in the regulatory assessment of $117,000 and a loss on early extinguishment of debt of $3,699,000.

Income Taxes. The Company continues to assess its earnings history and trends over the past year and its estimate of future earnings, and has determined that it is more likely than not that the deferred tax asset will not be realized in the near term and has recorded a valuation allowance against the net deferred tax asset.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 4T. Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon management’s evaluation of those controls and procedures performed within the 90 days preceding the filing of this Report, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

b.	Changes in Internal Controls. We have made no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2010, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits

The exhibits contained in the Exhibit Index following the signature page are filed with or incorporated by reference into this report.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date: May 14, 2010	By:	/S/ RICHARD L. BROWDY
Richard L. Browdy
President and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference from current report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 11, 2004

3.2	Articles of Amendment to Articles of Incorporation (incorporated by reference from Annual Report on Form 10-K filed with the SEC on March 31, 2009

3.3	Bylaws (incorporated by reference from current report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 11, 2004

4.1	Form of stock certificate (incorporated by reference from Quarterly Report on Form 10-QSB filed with the SEC on August 12, 2004)

10.1	Amended and Restated Stock Option Plan (incorporated by reference from Annual Report on Form 10-KSB filed with the SEC on March 31, 2006)

10.2	Stipulation to Entry of Consent Order and Consent Order between OptimumBank, Federal Deposit Insurance Corporation and State of Florida Office of Financial Regulation dated April 16, 2010 (incorporated by reference from current report on Form 8-K filed with the SEC on April 26, 2010)

10.3	Agreement between OptimumBank, Albert J. Finch and Richard L. Browdy dated June 14, 2002 (incorporated by reference from Registration Statement on Form 10-SB under the Exchange Act, filed with the Federal Deposit Insurance Corporation on March 28, 2003)

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated by reference from Annual Report on Form 10-KSB filed with the SEC on March 31, 2008)

31.1	Certification of Principal Executive and Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Principal Executive and Principal Financial Officer under §906 of the Sarbanes-Oxley Act of 2002