Form 10-Q
period 2010-06-30
OptimumBank Holdings, Inc.
filed 2010-08-16
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,276,842 shares of Common Stock, $.01 par value, issued and outstanding as of August 16, 2010

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

INDEX

PART I. FINANCIAL INFORMATION

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Cash and due from banks	$1,269	$1,556
Interest-bearing deposits with banks	9,499	8,506
Federal funds sold	31,168	26,722

Total cash and cash equivalents	41,936	36,784

Securities held to maturity (fair value of $29,210 and $76,984)	32,111	81,141
Loans, net of allowance for loan losses of $3,492 and $9,363	123,233	134,126
Federal Home Loan Bank stock	3,551	3,551
Premises and equipment, net	2,863	2,941
Foreclosed real estate	5,309	5,487
Accrued interest receivable	773	1,088
Deferred tax asset	—	772
Income taxes receivable	4,349	3,577
Other assets	461	490

Total assets	$214,586	$269,957

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	264	199
Savings, NOW and money-market deposits	40,842	44,222
Time deposits	127,800	107,261

Total deposits	168,906	151,682

Federal Home Loan Bank advances	31,700	57,700
Other borrowings	—	41,800
Junior subordinated debenture	5,155	5,155
Advanced payment by borrowers for taxes and insurance	1,428	945
Official checks	548	694
Other liabilities	791	693

Total liabilities	208,528	258,669

Stockholders’ equity:
Common stock, $.01 par value; 6,000,000 shares authorized, 3,276,842 shares issued and outstanding	33	33
Additional paid-in capital	19,046	19,046
Accumulated deficit	(13,021)	(7,791)

Total stockholders’ equity	6,058	11,288

Total liabilities and stockholders’ equity	$214,586	$269,957

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest income:
Loans	$1,588	$2,652	$3,489	$5,072
Securities	494	1,330	1,424	2,577
Other	19	3	33	3

Total interest income	2,101	3,985	4,946	7,652

Interest expense:
Deposits	698	992	1,456	1,968
Borrowings	420	1,225	1,304	2,439

Total interest expense	1,118	2,217	2,760	4,407

Net interest income	983	1,768	2,186	3,245

Provision for loan losses	1,501	4,102	2,193	4,507

Net interest expense after provision for loan losses	(518)	(2,334)	(7)	(1,262)

Noninterest income:
Service charges and fees	6	(24)	17	6
Loan prepayment fees	2	—	6	—
Gain on sale of securities	—	—	1,344	—
Other	7	1	10	2

Total noninterest income (expense)	15	(23)	1,377	8

Noninterest expenses:
Salaries and employee benefits	488	546	910	1,089
Occupancy and equipment	150	161	302	317
Data processing	49	42	97	87
Professional fees	485	127	783	219
Insurance	13	7	27	23
Stationary and supplies	12	12	23	19
Foreclosed real estate	241	3	283	10
Regulatory assessment	131	168	319	239
Loss on early extinguishment of debt	—	—	3,699	—
Other	52	55	157	128

Total noninterest expenses	1,621	1,121	6,600	2,131

Loss before income tax benefit	(2,124)	(3,478)	(5,230)	(3,385)

Income tax benefit	—	(1,308)	—	(1,273)

Net loss	$(2,124)	$(2,170)	$(5,230)	$(2,112)

Net loss per share:
Basic	$(.65)	$(.66)	$(1.60)	$(.64)

Diluted	$(.65)	$(.66)	$(1.60)	$(.64)

Dividends per share	$—	$—	$—	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2010 and 2009

(Dollars in thousands)

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Loss	Equity

Balance at December 31, 2008	3,120,992	$31	18,494	4,244	(4)	22,765

Comprehensive loss:
Net loss for the six months ended June 30, 2009 (unaudited)	—	—	—	(2,112)	—	(2,112)

Net change in unrealized loss on security available for sale (unaudited)	—	—	—	—	1	1

Comprehensive loss (unaudited)						(2,111)

5% stock dividend (fractional shares paid in cash) (unaudited)	155,850	2	552	(554)	—	—

Balance at June 30, 2009 (unaudited)	3,276,842	$33	19,046	1,578	(3)	20,654

Balance at December 31, 2009	3,276,842	$33	19,046	(7,791)	—	11,288

Net loss for the six months ended June 30, 2010 (unaudited)	—	—	—	(5,230)	—	(5,230)

Balance at June 30, 2010 (unaudited)	3,276,842	$33	19,046	(13,021)	—	6,058

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(5,230)	$(2,112)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	86	95
Provision for loan losses	2,193	4,507
Deferred income taxes	772	—
Increase in income taxes receivable	(772)	—
Gain on sale of securities	(1,344)	—
Loss on early extinguishment of debt	3,699	—
Net amortization of fees, premiums and discounts	(5)	(424)
Decrease (increase) in other assets	29	(1,413)
Provision for losses on foreclosed real estate	—	7
Loss on sale of foreclosed real estate	82	—
Write down of foreclosed real estate	126	—
Decrease in accrued interest receivable	315	58
(Decrease) increase in official checks and other liabilities	(48)	432

Net cash (used in) provided by operating activities	(97)	1,150

Cash flows from investing activities:
Purchases of securities held to maturity	—	(24,032)
Principal repayments of securities held to maturity	5,019	12,006
Net decrease (increase) in loans	8,099	(688)
Proceeds from sale of securities	45,428	—
Purchase of premises and equipment	(8)	(11)
Proceeds from sale of foreclosed real estate, net	503	—
Purchase of Federal Home Loan Bank stock	—	(25)

Net cash provided by (used in) investing activities	59,041	(12,750)

Cash flows from financing activities:
Net increase in deposits	17,224	28,547
Net decrease in other borrowings	(44,764)	—
Net increase in advance payments by borrowers for taxes and insurance	483	627
Repayments of Federal Home Loan Bank advances	(26,735)	—

Net cash (used in) provided by financing activities	(53,792)	29,174

Net increase in cash and cash equivalents	5,152	17,574

Cash and cash equivalents at beginning of the period	36,784	3,220

Cash and cash equivalents at end of the period	$41,936	$20,794

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,860	$4,285

Income taxes	$—	$300

Noncash investing and financing activities:
Change in accumulated other comprehensive loss, net change in unrealized loss on security available for sale	$—	$1

Common stock dividend	$—	$554

Loans transferred to foreclosed real estate	$533	$—

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

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2010, and the results of operations for the three- and six-month periods ended June 30, 2010 and 2009, and cash flows for the six-month periods ended June 30, 2010 and 2009. The results of operations for the three and six months ended June 30, 2010, are not necessarily indicative of the results to be expected for the full year.

(2)	Securities. Securities have been classified according to management’s intent. The carrying amount of securities and approximate fair values are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held to Maturity:
At June 30, 2010:
Mortgage-backed securities	$32,011	$82	$(2,983)	$29,110
State of Israel bond	100	—	—	100

	$32,111	$82	$(2,983)	$29,210

At December 31, 2009:
Mortgage-backed securities	$81,041	$1,567	$(5,724)	$76,884
State of Israel bond	100	—	—	100

	$81,141	$1,567	$(5,724)	$76,984

During the first quarter of 2010, the Company sold twenty-two securities in order to downsize and deleverage its balance sheet. This action was taken in an effort to comply with a significant increase in the regulatory capital requirements imposed on the Bank under a Consent Order issued by the Federal Deposit Insurance Corporation and State of Florida Office of Financial Regulation (see Note 8). The securities were sold for gross proceeds of $45.4 million. A gain of $1.3 million was recognized from the sale of these securities.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)

Securities, Continued. Securities with gross unrealized losses at June 30, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Held to Maturity-
Mortgage-backed securities	$—	$—	$(2,983)	$25,891

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)

Securities, Continued. In evaluating mortgage-backed securities with unrealized losses greater than 12 months, management utilizes various resources, including input from independent third party firms to perform an analysis of expected future cash flows. The process begins with an assessment of the underlying collateral backing the mortgage pools. Management develops specific assumptions using as much market data as possible and includes internal estimates as well as estimates published by rating agencies and other third-party sources. The data for the individual borrowers in the underlying mortgage pools are generally segregated by state, FICO score at issue, loan to value at issue and income documentation criteria. Mortgage pools are evaluated for current and expected levels of delinquencies and foreclosures, based on where they fall in the proscribed data set of FICO score, geographics, LTV and documentation type and a level of loss severity is assigned to each security based on its experience. The above-described historical data is used to develop current and expected measures of cumulative default rates as well as ultimate loss frequency and severity within the underlying mortgages. This reveals the expected future cash flows within the mortgage pool. The data described above is then input to an industry recognized model to assess the behavior of the particular security tranche owned by the Company. Significant inputs in this process include the structure of any subordination structures, if applicable, and are dictated by the structure of each particular security as laid out in the offering documents. The forecasted cash flows from the mortgage pools are input through the security structuring model to derive expected cash flows for the specific security owned by the Company to determine if the future cash flows are expected to exceed the book value of the security. The values for the significant inputs are updated on a regular basis. Based on management’s analysis, there was no OTTI charge during the first six months of 2010 or 2009.

The unrealized losses on twelve investment securities were caused by market conditions. It is expected that the securities would not be settled at a price less than the book value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(3)	Loan Impairment and Credit Losses. The activity in the allowance for loan losses was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Balance at beginning of period	$6,843	$1,827	$9,363	$1,906
Charge-offs, net of recoveries	(4,852)	(2,632)	(8,064)	(3,116)
Provision for loan losses	1,501	4,102	2,193	4,507

Balance at end of period	$3,492	$3,297	$3,492	$3,297

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loan Impairment and Credit Losses, Continued. The following summarizes the impaired loans at June 30, 2010 and December 31, 2009 (in thousands):

	At June 30, 2010	At December 31, 2009
Collateral dependent loans identified as impaired:
Gross loans with no related allowance for loan losses	$26,748	$21,846

Gross loans with related allowance for losses recorded	975	18,032
Less allowance on these loans	(112)	(5,542)

Net loans with related allowance	863	12,490

Net investment in collateral dependent impaired loans	27,611	34,336

Noncollateral dependent loans identified as impaired:
Gross loans with no related allowance for loan losses	12,335	—

Gross loans with related allowance for losses recorded	1,174	3,623
Less allowance on these loans	(11)	(65)

Net investment in noncollateral dependent impaired loans with related allowance	1,163	3,558

Net investment in noncollateral dependent impaired loans	13,498	3,558

Net investment in impaired loans	$41,109	$37,894

The average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Average net investment in impaired loans	$36,592	$9,448	$37,165	$9,981

Interest income recognized on impaired loans	$218	$26	$452	$86

Interest income received on impaired loans	$184	$26	$420	$86

At June 30, 2010 and December 31, 2009, the Company had no loans over ninety days past due still accruing interest. Nonaccrual loans were as follows (in thousands):

	At June 30, 2010	At December 31, 2009

Nonaccrual loans	$26,413	$23,848

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(4)

Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2010 of the regulatory capital requirements and the Bank’s capital on a percentage basis:

	Bank	Regulatory Requirement

Tier I capital to total average assets	5.10%	8.00	%*

Tier I capital to risk-weighted assets	6.84%	4.00%

Total capital to risk-weighted assets	8.10%	12.00	%*

*

On July 15, 2010, the Bank became subject to these increased capital requirements imposed under the Consent Order, as discussed in Note 8. The Bank is currently not in compliance with these capital ratios.

(5)

Loss Per Share. Basic loss per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Basic and diluted loss per share is the same due to the net loss incurred by the Company. All amounts reflect the 5% stock dividend declared in May 2009. Loss per common share has been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted-average number of common shares outstanding used to calculate basic and diluted loss per common share	3,276,842	3,276,842	3,276,842	3,276,842

(6)	Stock-Based Compensation. As of December 31, 2005, all stock options were fully vested and no options have been granted since 2005; therefore, no stock-based compensation has been recognized.

The Company established an Incentive Stock Option Plan (the “Plan”) for officers, directors and employees of the Company and reserved 630,720 (amended) shares of common stock for the plan. Both incentive stock options and nonqualified stock options may be granted under the plan. The exercise price of the stock options is determined by the board of directors at the time of grant, but cannot be less than the fair market value of the common stock on the date of grant. The options vest over three and five years. The options must be exercised within ten years from the date of grant. At June 30, 2010, 222,044 options were available for grant.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock-Based Compensation, Continued. A summary of the activity in the Company’s stock option plan is as follows. All amounts reflect the 5% stock dividend declared in May 2009:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2009	419,956	$7.13
Forfeited	(100,870)	6.79

Outstanding and exercisable at June 30, 2010	319,086	$7.49	3.6 years	$—

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

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations For the Six Months Ended June 30, 2010
As of June 30, 2010:
Impaired loans (1)	$15,431	—	—	15,431	3,775	2,483

Foreclosed real estate	$5,309	—	—	5,309	208	126

(1)	Loans with a carrying value of $12,180,000 were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations During 2009
As of December 31, 2009:
Impaired loans (2)	$13,966	—	—	13,966	8,526	8,462

Foreclosed real estate	$5,487	—	—	5,487	82	8

(2)	Loans with a carrying value of $20,370,000 were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(7)	Fair Value Measurements, Continued. The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	At June 30, 2010		At December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$41,936	$41,936	$36,784	$36,784
Securities held to maturity	32,111	29,210	81,141	76,984
Loans	123,233	123,246	134,126	134,365
Federal Home Loan Bank stock	3,551	3,551	3,551	3,551
Accrued interest receivable	773	773	1,088	1,088

Financial liabilities:
Deposit liabilities	168,906	169,472	151,682	152,381
Federal Home Loan Bank advances	31,700	33,503	57,700	59,206
Other borrowings	—	—	41,800	43,537
Junior subordinated debenture	5,155	4,708	5,155	4,875
Off-balance sheet financial instruments	—	—	—	—

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

(8)

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

Within ninety days of the effective date of the Consent Order and, thereafter, during the life of the Consent Order, the Bank shall achieve and maintain a Tier 1 Leverage Capital Ratio of not less than 8% and a Total Risk Based Capital Ratio of not less than 12%. In the event such ratios fall below such levels, the Bank shall notify the FDIC and the OFR and shall increase capital in an amount sufficient to reach the required ratios within ninety days of such notice. The Company is exploring strategic alternatives intended to result in attaining such capital ratios, but is currently not in compliance with these capital ratios.

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

In the plan to reduce the Bank’s classified assets, the Bank shall also reduce the aggregate balance of assets classified “Substandard” or “Doubtful” by the FDIC in September 2009, other than the Bank’s private label mortgage backed securities, in accordance with the following schedule: (i) within 180 days, a 25% reduction; (ii) within 360 days, a 45% reduction; (iii) within 540 days, a 60% reduction, and; (iv) within 720 days, a 75% reduction. The Bank is on schedule to meet the first and second targeted goals. The Bank anticipates needing to successfully work out an appropriate amount of “Substandard” assets to meet the third and fourth targeted goals. Bank management is actively trying to reduce the amount of these “Substandard” assets.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(8)

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

(8)

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

The Bank has developed comprehensive plans to address all of the requirements of the Consent Order. Management believes that the Bank is currently in substantial compliance with all the requirements of the Consent Order except for the Bank’s failure to attain the regulatory capital ratio requirements. The Bank is actively pursuing strategic alternatives intended to result in attaining such capital ratios, but is uncertain as to whether it will be able to achieve material compliance with these required ratios.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the interim financial data as of June 30, 2010, and for the three- and six-month periods ended June 30, 2010 and 2009, presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

OptimumBank Holdings, Inc.

Fort Lauderdale, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of OptimumBank Holdings, Inc. and Subsidiary (the “Company”) as of June 30, 2010, and the condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2010 and 2009 and the related condensed consolidated statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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

August 13, 2010

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

Recent Regulatory Enforcement Action

On April 16, 2010, the Bank consented to the issuance of a Cease and Desist Order (“Consent Order”) by the FDIC and the State of Florida Office of Financial Regulation (“OFR”). The Consent Order covers areas of the Bank’s operations that warrant improvement and various requirements in making those improvements. A detailed discussion of the Consent Order is contained in Footnote 8 to the condensed consolidated financial statements contained in this report. The Bank has developed comprehensive plans to address all of the requirements of the Consent Order; however, the Bank is currently not in compliance with the increased regulatory capital ratios required by the Consent Order. The Bank is actively pursuing strategic alternatives intended to result in attaining such capital ratios, but is uncertain as to whether it will be able to achieve material compliance with these ratios, as well as other quantitative targets or requirements of the Consent Order, including the timetable for the reduction of its adversely classified loans.

Financial Condition at June 30, 2010 and December 31, 2009

Overview

Our total assets declined by $55.4 million to $214.6 million at June 30, 2010, from $270.0 million at December 31, 2009, due to the downsizing of our balance sheet in the first quarter of 2010. The Company downsized in order to increase the Bank’s regulatory capital ratios in our efforts to comply with the Consent Order which imposes significantly increased capital requirements on the Bank. We sold $44.1 million of mortgage-backed securities and collateralized mortgage obligations, and utilized the proceeds of the securities sales and other available cash to prepay approximately $57.8 million in FHLB advances and reverse repurchase agreements secured by these securities. We realized a loss from prepayment penalties on the borrowings of approximately $3.7 million, offset by a gain on sale of approximately $1.3 million from the sale of the securities, resulting in a $2.4 million net expense on the restructuring in the first quarter of 2010. As a result of the downsizing, the Company has significantly reduced its reliance on borrowings which are generally considered a more volatile source of funding than retail deposits.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

The following table shows selected information for the periods ended or at the dates indicated:

	Six Months Ended June 30, 2010	Year Ended December 31, 2009	Six Months Ended June 30, 2009
Average equity as a percentage of average assets	3.72%	7.62%	8.35%

Equity to total assets at end of period	2.82%	4.18%	7.29%

Return on average assets (1)	(4.44)%	(4.23)%	(1.58)%

Return on average equity (1)	(119.11)%	(55.55)%	(18.90)%

Noninterest expenses to average assets (1)	5.60%	1.73%	1.59%

(1)	Annualized for the six months ended June 30, 2010 and 2009.

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

Liquidity and Sources of Funds

The Bank’s sources of funds include customer deposits, advances from the FHLB, principal repayments of investment securities, loan repayments, foreclosed real estate sales, the use of Federal Funds markets, net income, if any, and loans taken out at the Federal Reserve discount window.

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

In addition to obtaining funds from depositors, we may borrow funds from other financial institutions. At June 30, 2010, the Bank had outstanding borrowings of $31.7 million, against its $31.7 million in established borrowing capacity with the FHLB. The Bank’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. The use of such Federal Funds line is subject to certain conditions. In April 2010, the Bank obtained an available discount window credit line with the FRB of approximately $900,000. The FRB line is subject to collateral requirements, must be repaid within 90 days, and each advance is subject to prior FRB consent. We measure and monitor our liquidity daily and believe our liquidity sources are adequate to meet our operating needs.

The Company, on an unconsolidated basis, typically relies on dividends from the Bank to fund its operating expenses, primarily expenses of being publicly held, and to make interest payments on its outstanding trust preferred securities. Under the Consent Order, the Bank is currently unable to pay dividends without prior regulatory approval. In addition, we may not pay interest payments on the trust preferred securities or dividends on our common stock, incur any additional indebtedness at the holding company level, or redeem our common stock without the prior regulatory approval of the Federal Reserve Bank of Atlanta. Since January 2010, we have deferred interest payments on our trust preferred securities.

Capital Resources

The FDIC has established minimum requirements for capital adequacy for state non-member banks. As of June 30, 2010, the Bank met the capital requirements of an “adequately capitalized” institution. For more information on capital requirements, see the discussion under the subheadings “Capital Adequacy Requirements” in the section “Supervision and Regulation” included in Item 1 of the Company’s 2009 10-K. The following table summarizes the capital measures of the Bank at June 30, 2010:

			FDIC Guideline Requirements
(Dollars in thousands)	June 30, 2010	December 31, 2009	Adequately	Well- Capitalized	Consent Order

Tier I risk-based capital ratio	6.84	8.93	4.00	6.00	*

Total risk-based capital ratio	8.10	10.23	8.00	10.00	12.00

Leverage ratio	5.10	5.85	4.00	5.00	8.00

*	No additional requirement is established by the Consent Order

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

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

The Company is taking steps to pursue strategic alternatives to raise additional capital, including equity financing transactions that could result in a change of control of the Company or may be dilutive to existing shareholders. Management is uncertain as to whether the Company will be successful in raising sufficient capital, if any, to meet the increased capital ratios required by the Consent Order.

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

The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. As of June 30, 2010, the Company has no commitments to extend credit.

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

	Three Months Ended June 30,
	2010			2009
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
	($ in thousands)
Interest-earning assets:
Loans	$132,398	$1,588	4.80%	$161,369	$2,652	6.57%
Securities	33,759	494	5.85	91,678	1,330	5.80
Other (1)	34,684	19.22		13,213	3.09

Total interest-earning assets/interest income	200,841	2,101	4.18	266,260	3,985	5.99

Cash and due from banks	1,031			2,994
Premise and equipment	2,889			3,036
Other	12,648			2,029

Total assets	$217,409			$274,319

Interest-bearing liabilities:
Savings, NOW and money-market deposits	44,286	122	1.10	38,471	191	1.99
Time deposits	112,922	576	2.04	94,647	801	3.39
Borrowings (2)	41,470	420	4.05	115,655	1,225	4.24

Total interest-bearing liabilities/interest expense	198,678	1,118	2.25	248,773	2,217	3.56

Noninterest-bearing demand deposits	480			430
Other liabilities	10,958			3,174
Stockholders’ equity	7,293			21,942

Total liabilities and stockholders’ equity	$217,409			$274,319

Net interest income		$983			$1,768

Interest-rate spread (3)			1.93%			2.43%

Net interest margin (4)			1.96%			2.66%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.01			1.07

(1)	Includes interest-earning deposits with banks, Federal funds sold, and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and junior subordinated debenture.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30,
	2010			2009
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
	($ in thousands)
Interest-earning assets:
Loans	$137,247	$3,489	5.08%	$160,984	$5,072	6.30%
Securities	50,991	1,424	5.59	90,084	2,577	5.72
Other (1)	32,487	33.20		9,680	3.06

Total interest-earning assets/interest income	220,725	4,946	4.48	260,748	7,652	5.87

Cash and due from banks	1,361			2,355
Premises and equipment	2,909			3,057
Other	10,837			1,559

Total assets	$235,832			$267,719

Interest-bearing liabilities:
Savings, NOW and money-market deposits	44,663	306	1.37	35,287	367	2.08
Time deposits	109,275	1,150	2.10	90,679	1,601	3.53
Borrowings (2)	65,534	1,304	3.98	116,293	2,439	4.19

Total interest-bearing liabilities/interest expense	219,472	2,760	2.52	242,259	4,407	3.64

Noninterest-bearing demand deposits	504			425
Other liabilities	7,074			2,688
Stockholders’ equity	8,782			22,347

Total liabilities and stockholders’ equity	$235,832			$267,719

Net interest income		$2,186			$3,245

Interest-rate spread (3)			1.96%			2.23%

Net interest margin (4)			1.98%			2.49%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.01			1.08

(1)	Includes interest-earning deposits with banks, Federal funds sold, and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and junior subordinated debenture.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended June 30, 2010 and 2009

General. Net loss for the three months ended June 30, 2010, was $(2.1) million or $(.65) per basic and diluted share compared to a net loss of $(2.2) million or $(.66) per basic and diluted share for the period ended June 30, 2009. The decrease in net loss is due to a decrease in the provision for loan losses of $2.6 million, partially offset by a decrease in the income tax benefit of $1.3 million, a decrease in net interest income of $.8 million and an increase in noninterest expenses of $.5 million.

Interest Income. Interest income on loans decreased to $1.6 million due primarily to a decrease in the average yield earned from 6.57% for the three months ended June 30, 2009 to 4.80% for the three months ended June 30, 2010 and a decrease in the average balance. Interest on securities decreased to $494,000 due primarily to a decrease in the average balance of the securities portfolio in 2010.

Interest Expense. Interest expense on deposits decreased to $698,000 for the three months ended June 30, 2010, from $992,000 for the three months ended June 30, 2009. Interest expense decreased primarily because of a decrease in the average yield paid on deposits during 2010 partially offset by an increase in the average balance. Interest expense on borrowings decreased to $420,000 primarily due to a decrease in the average balance of borrowings due to the early pay-off of Federal Home Loan Bank advances and other borrowings in 2010.

Provision for Loan Losses. The provision for the three months ended June 30, 2010, was $1.5 million compared to a provision of $4.1 million for the same period in 2009. The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $3.5 million or 2.76% of loans outstanding at June 30, 2010, compared to $9.4 million, or 6.54% of loans outstanding at December 31, 2009. The decrease is due to the use of specific reserves for loan charge-offs. Management believes the balance in the allowance for loan losses at June 30, 2010 is adequate.

Noninterest Income. Total noninterest income increased to $15,000 for the three months ended June 30, 2010, from $(23,000) for the three months ended June 30, 2009, primarily due to the reversal in 2009 of late loan fees previously thought to be collectable.

Noninterest Expenses. Total noninterest expenses increased to $1.6 million for the three months ended June 30, 2010 from $1.1 million for the three months ended June 30, 2009, primarily due to an increase in professional fees relating to consulting services and an increase in foreclosed real estate expense due to a loss on sale of foreclosed real estate of $82,000 and a write-down of foreclosed real estate of $126,000.

Income Tax Benefit. The income tax benefit for the three months ended June 30, 2010, was $0 compared to an income tax benefit of $(1,308,000) (an effective rate of 37.6%) for the three months ended June 30, 2009. The Company continues to assess its earnings history and trends over the past year and its estimate of future earnings, and has determined that it is more likely than not that the deferred tax asset will not be realized in the near term and has recorded a valuation allowance against the net deferred tax asset as of December 31, 2009 and continuing in 2010.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Six-Month Periods Ended June 30, 2010 and 2009

General. Net loss for the six months ended June 30, 2010, was $(5.2) million or $(1.60) per basic and diluted share compared to a net loss of $(2.1) million or $(.64) per basic and diluted share for the period ended June 30, 2009. The increase in the Company’s net loss was primarily due to losses recognized on early extinguishment of debt of $3.7 million, a decrease in net interest income of $1.1 million and a decrease in the income tax benefit of $1.3 million, partially offset by a decrease in the provision for loan losses of $2.3 million and an increase in noninterest income primarily due to gains recognized on the sale of securities of $1.3 million.

Interest Income. Interest income decreased to $4.9 million for the six months ended June 30, 2010 from $7.7 million for the six months ended June 30, 2009. Interest income on loans decreased to $3.5 million due primarily to a decrease in the average loan portfolio balance and a decrease in the average yield earned from 6.30% for the six months ended June 30, 2009 to 5.08% for the six months ended June 30, 2010. Interest on securities decreased to $1.4 million due primarily to a decrease in the average balance of the securities portfolio in 2010.

Interest Expense. Interest expense on deposits decreased to $1.5 million for the six months ended June 30, 2010, from $2.0 million for the six months ended June 30, 2009. Interest expense decreased primarily due to a decrease in the average yield paid on deposits during 2010, partially offset by an increase in the average balance. Interest expense on borrowings decreased to $1.3 million for the six months ended June 30, 2010 from $2.4 million for the six months ended June 30, 2009 due primarily to a decrease in the average balance of borrowings during 2009 due to the early payoff of Federal Home Loan Bank advances and other borrowings in 2010.

Provision for Loan Losses. The provision for the six months ended June 30, 2010, was $2.2 million compared to $4.5 million for the same period in 2009. The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $3.5 million or 2.76% of loans outstanding at June 30, 2010, compared to $9.4 million, or 6.54% of loans outstanding at December 31, 2009. The decrease is due to the use of specific reserves for loan charge-offs. Management believes the balance in the allowance for loan losses at June 30, 2010 is adequate.

Noninterest Income. Total noninterest income increased to $1.4 million for the six months ended June 30, 2010, from $8,000 for the six months ended June 30, 2009, primarily due to an increase in gains recognized on the sale of securities of $1.3 million.

Noninterest Expenses. Total noninterest expenses increased to $6.6 million for the six months ended June 30, 2010 from $2.1 million for the six months ended June 30, 2009. The increase was due to losses recognized on early extinguishment of debt of $3.7 million, an increase in professional fees of $564,000 relating to consulting services, and an increase in foreclosed real estate expenses of $273,000 primarily due to a loss on sale of foreclosed real estate of $82,000 and a write-down of foreclosed real estate of $126,000.

Income Tax Benefit. The income tax benefit for the six months ended June 30, 2010, was $0 compared to an income tax benefit of $1.3 million (an effective rate of 37.6%) for the six months ended June 30, 2009. The Company continues to assess its earnings history and trends over the past year and its estimate of future earnings, and has determined that it is more likely than not that the deferred tax asset will not be realized in the near term and has recorded a valuation allowance against the net deferred tax asset as of December 31, 2009 and continuing in 2010.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 4T.	Controls and Procedures

a.

Evaluation of Disclosure Controls and Procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon management’s evaluation of those controls and procedures performed within the 90 days preceding the filing of this Report, our Principal Executive and Financial Officer concluded that, as of June 30, 2010, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

b.

Changes in Internal Controls. We have made no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2010, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date:	August 16, 2010	By:	/s/ Richard L. Browdy
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