Form 10-Q
period 2010-09-30
OptimumBank Holdings, Inc.
filed 2010-11-15
CIK 1288855

-UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐ * The registrant has not yet been phased into the interactive data requirements.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 819,411 shares of Common Stock, $.01 par value, issued and outstanding as of November 12, 2010

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets

Cash and due from banks	$1,119	$1,556
Interest-bearing deposits with banks	1,517	8,506
Federal funds sold	22,305	26,722

Total cash and cash equivalents	24,941	36,784

Securities held to maturity (fair value of $42,376 and $76,984)	44,811	81,141
Loans, net of allowance for loan losses of $3,244 and $9,363	120,949	134,126
Federal Home Loan Bank stock	3,297	3,551
Premises and equipment, net	2,829	2,941
Foreclosed real estate	3,215	5,487
Accrued interest receivable	754	1,088
Deferred tax asset	—	772
Income taxes receivable	1,121	3,577
Other assets	821	490

Total assets	$202,738	$269,957

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	345	199
Savings, NOW and money-market deposits	37,878	44,222
Time deposits	119,905	107,261

Total deposits	158,128	151,682

Federal Home Loan Bank advances	31,700	57,700
Other borrowings	—	41,800
Junior subordinated debenture	5,155	5,155
Advanced payment by borrowers for taxes and insurance	1,613	945
Official checks	914	694
Other liabilities	709	693

Total liabilities	198,219	258,669

Stockholders’ equity:
Common stock, $.01 par value; 6,000,000 shares authorized, 3,276,842 shares issued and outstanding	33	33
Additional paid-in capital	19,046	19,046
Accumulated deficit	(14,560)	(7,791)

Total stockholders’ equity	4,519	11,288

Total liabilities and stockholders’ equity	$202,738	$269,957

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest income:
Loans	$1,493	$2,266	$4,982	$7,338
Securities	474	1,268	1,898	3,845
Other	27	14	60	17

Total interest income	1,994	3,548	6,940	11,200

Interest expense:
Deposits	725	873	2,181	2,841
Borrowings	391	1,203	1,695	3,642

Total interest expense	1,116	2,076	3,876	6,483

Net interest income	878	1,472	3,064	4,717

Provision for loan losses	1,006	733	3,199	5,240

Net interest (expense) income after provision for loan losses	(128)	739	(135)	(523)

Noninterest income:
Service charges and fees	14	12	31	18
Gain on sale of securities	—	—	1,350	—
Other	1	1	5	3

Total noninterest income	15	13	1,386	21

Noninterest expenses:
Salaries and employee benefits	479	520	1,389	1,609
Occupancy and equipment	147	138	449	455
Data processing	54	42	151	129
Professional fees	336	94	1,119	313
Insurance	47	6	74	29
Stationary and supplies	10	10	33	29
Loss on sale of foreclosed real estate	153	—	235	—
Provision for losses on foreclosed real estate	—	—	—	7
Other-than-temporary impairment of securities	—	179	—	179
Expenses on foreclosed real estate	—	7	95	7
Write-down on foreclosed real estate	—	—	126	—
Regulatory assessment	123	149	442	388
Other	77	110	208	241
Loss on extinguishment of debt	—	—	3,699	—

Total noninterest expenses	1,426	1,255	8,020	3,386

Loss before income tax benefit	(1,539)	(503)	(6,769)	(3,888)

Income tax benefit	—	(190)	—	(1,463)

Net loss	$(1,539)	$(313)	$(6,769)	$(2,425)

Net loss per share:
Basic	$(1.88)	$(.38)	$(8.26)	$(2.96)

Diluted	$(1.88)	$(.38)	$(8.26)	$(2.96)

Dividends per share	$—	$—	$—	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2010 and 2009

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

	Shares	Amount

Balance at December 31, 2008	3,120,992	$31	18,494	4,244	(4)	22,765

Comprehensive loss:
Net loss for the nine months ended September 30, 2009 (unaudited)	—	—	—	(2,425)	—	(2,425)

Net change in unrealized loss on security available for sale (unaudited)	—	—	—	—	4	4

Comprehensive loss (unaudited)						(2,421)

5% stock dividend (fractional shares paid in cash) (unaudited)	155,850	2	552	(554)	—	—

Balance at September 30, 2009 (unaudited)	3,276,842	$33	19,046	1,265	—	20,344

Balance at December 31, 2009	3,276,842	$33	19,046	(7,791)	—	11,288

Net loss for the nine months ended September 30, 2010 (unaudited)	—	—	—	(6,769)	—	(6,769)

Balance at September 30, 2010 (unaudited)	3,276,842	$33	19,046	(14,560)	—	4,519

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(6,769)	$(2,425)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	122	141
Provision for loan losses	3,199	5,240
Deferred income tax benefit	772	—
Decrease in income tax receivable	2,456	—
Gain on sale of securities	(1,350)	—
Loss on early extinguishment of debt	3,699	—
Net amortization of fees, premiums and discounts	4	(464)
Increase in other assets	(331)	(1,685)
Provision for losses on foreclosed real estate	—	7
Loss on sale of foreclosed real estate	235	—
Write-down of foreclosed real estate	126	—
Decrease in accrued interest receivable	334	120
Other-than-temporary impairment of securities	—	179
Increase in official checks and other liabilities	236	219

Net cash provided by operating activities	2,733	1,332

Cash flows from investing activities:
Purchases of securities held to maturity	(15,266)	(24,032)
Principal repayments of securities held to maturity	7,613	19,677
Net decrease in loans	9,825	2,142
Proceeds from sale of securities	45,434	248
Purchase of premises and equipment	(10)	(13)
Proceeds from sale of foreclosed real estate	1,959	—
Redemption (purchase) of Federal Home Loan Bank stock	254	(25)

Net cash provided by (used in) investing activities	49,809	(2,003)

Cash flows from financing activities:
Net increase in deposits	6,446	20,305
Net decrease in other borrowings	(44,764)	—
Increase in advance payments by borrowers for taxes and insurance	668	1,094
Repayment of Federal Home Loan Bank advances	(26,735)	(5,000)

Net cash (used in) provided by financing activities	(64,385)	16,399

Net (decrease) increase in cash and cash equivalents	(11,843)	15,728

Cash and cash equivalents at beginning of the period	36,784	3,220

Cash and cash equivalents at end of the period	$24,941	$18,948

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,964	$6,418

Income taxes	$—	$300

Noncash investing and financing activities:
Change in accumulated other comprehensive loss, net change in unrealized loss on security available for sale, net of tax	$—	$4

Common stock dividend	$—	$554

Loans transferred to foreclosed real estate	$533	$—

Loan made in connection with sale of foreclosed real estate	$485	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General. OptimumBank Holdings, Inc. (the “Holding Company”) is a one-bank holding company and owns 100% of OptimumBank (the “Bank”), a state (Florida)-chartered commercial bank. The Holding Company’s only business is the operation of the Bank and its subsidiaries. The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of community banking services to individual and corporate customers through its three banking offices located in Broward County, Florida. The Bank’s wholly-owned subsidiaries are OB Real Estate Management, LLC, OB Real Estate Holdings, LLC, OB Real Estate Holdings 1503, LLC, and OB Real Estate Holdings 1695, LLC, all of which were formed in 2009. OB Real Estate Management, LLC is primarily engaged in managing foreclosed real estate. OB Real Estate Holdings, LLC, OB Real Estate Holdings 1503, LLC, and OB Real Estate Holdings 1695, LLC, hold and dispose of foreclosed real estate.

In the opinion of the management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2010, and the results of operations for the three- and nine-month periods ended September 30, 2010 and 2009, and cash flows for the nine-months periods ended September 30, 2010 and 2009. The results of operations for the three and nine months ended September 30, 2010, are not necessarily indicative of the results to be expected for the full year.

Going Concern. The Bank has experienced recent and continuing increases in nonperforming assets, declining net interest margin, increases in provisions for loan losses, continuing high levels of noninterest expenses related to the credit problems, and eroding regulatory capital which raise substantial doubt about the Bank’s ability to continue as a going concern.

With slowing economic conditions and declining collateral values, management believes loan losses in the existing loan portfolio will continue to occur. In order to continue to comply with its regulatory capital requirements, the Bank needs to raise substantial additional capital. Management is evaluating all potential alternative sources of capital to meet the Bank’s capital requirements, including the planned issuance of the Company’s common stock in a private offering. There can be no assurance, however, that additional financing or recapitalization plans will be available or forthcoming and, if available, can be obtained or undertaken on terms favorable to the Bank or its existing shareholders. Further there is no assurance that any acceptable financing alternative or recapitalization plan would be successfully implemented, or receive regulatory approval.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(2)	Securities. Securities have been classified according to management’s intent. The carrying amount of securities and approximate fair values are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held to Maturity:
At September 30, 2010:
Mortgage-backed securities	$44,711	$170	$(2,605)	$42,276
State of Israel bond	100	—	—	100

	$44,811	$170	$(2,605)	$42,376

At December 31, 2009:
Mortgage-backed securities	$81,041	$1,567	$(5,724)	$76,884
State of Israel bond	100	—	—	100

	$81,141	$1,567	$(5,724)	$76,984

During the first quarter of 2010, the Company sold twenty-two securities in order to downsize and deleverage its balance sheet. This action was taken in an effort to comply with a significant increase in the regulatory capital requirements imposed on the Bank under a Consent Order issued by the Federal Deposit Insurance Corporation (“FDIC”) and State of Florida Office of Financial Regulation (“OFR”) (see Note 9). The securities were sold for gross proceeds of $45.4 million. A gain of $1.4 million was recognized from the sale of these securities.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities, Continued. Securities with gross unrealized losses at September 30, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Held to Maturity-
Mortgage-backed securities	$267	$11,000	$2,338	$21,816

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities, Continued. In evaluating mortgage-backed securities with unrealized losses greater than 12 months, management utilizes various resources, including input from independent third party firms to perform an analysis of expected future cash flows. The process begins with an assessment of the underlying collateral backing the mortgage pools. Management develops specific assumptions using as much market data as possible and includes internal estimates as well as estimates published by rating agencies and other third-party sources. The data for the individual borrowers in the underlying mortgage pools are generally segregated by state, FICO score at issue, loan to value at issue and income documentation criteria. Mortgage pools are evaluated for current and expected levels of delinquencies and foreclosures, based on where they fall in the proscribed data set of FICO score, geographics, LTV and documentation type and a level of loss severity is assigned to each security based on its experience. The above-described historical data is used to develop current and expected measures of cumulative default rates as well as ultimate loss frequency and severity within the underlying mortgages. This reveals the expected future cash flows within the mortgage pool. The data described above is then input to an industry recognized model to assess the behavior of the particular security tranche owned by the Company. Significant inputs in this process include the structure of any subordination structures, if applicable, and are dictated by the structure of each particular security as laid out in the offering documents. The forecasted cash flows from the mortgage pools are input through the security structuring model to derive expected cash flows for the specific security owned by the Company to determine if the future cash flows are expected to exceed the book value of the security. The values for the significant inputs are updated on a regular basis. Based on management’s analysis, there was no OTTI charge during the first nine months of 2010.

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

(3)	Loan Impairment and Credit Losses. The activity in the allowance for loan losses was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Balance at beginning of period	$3,492	$3,297	$9,363	$1,906
Charge-offs, net of recoveries	(1,254)	(1,152)	(9,318)	(4,268)
Provision for loan losses	1,006	733	3,199	5,240

Balance at end of period	$3,244	$2,878	$3,244	$2,878

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loan Impairment and Credit Losses, Continued. The following summarizes the impaired loans at September 30, 2010 and December 31, 2009 (in thousands):

	At September 30,	At December 31,
	2010	2009
Collateral dependent loans identified as impaired:
Gross loans with no related allowance for loan losses	$26,524	$21,846

Gross loans with related allowance for losses recorded	669	18,032
Less allowance on these loans	(75)	(5,542)

Net loans with related allowance	594	12,490

Net investment in collateral dependent impaired loans	27,118	34,336

Noncollateral dependent loans identified as impaired:
Gross loans with no related allowance for loan losses	12,311	—

Gross loans with related allowance for losses recorded	1,174	3,623
Less allowance on these loans	(11)	(65)

Net investment in noncollateral dependent impaired loans with related allowance	1,163	3,558

Net investment in noncollateral dependent impaired loans	13,474	3,558

Net investment in impaired loans	$40,592	$37,894

The average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Average net investment in impaired loans	$39,628	$41,785	$37,104	$20,694

Interest income recognized on impaired loans	$126	$306	$537	$392

Interest income received on impaired loans	$126	$306	$537	$392

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loan Impairment and Credit Losses, Continued. At September 30, 2010 and December 31, 2009, the Company had no loans over ninety days past due still accruing interest. Nonaccrual loans were as follows (in thousands):

	At September 30,	At December 31,
	2010	2009

Nonaccrual loans	$30,300	$23,848

(4)	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2010 of the regulatory capital requirements and the Bank’s capital on a percentage basis:

	Bank	Regulatory Requirement

Tier I capital to total average assets	4.41%	8.00	%*

Tier I capital to risk-weighted assets	6.25%	4.00%

Total capital to risk-weighted assets	7.51%	12.00	%*

*	On July 15, 2010, the Bank became subject to these increased capital requirements imposed under the Consent Order, as discussed in Note 9. The Bank is currently not in compliance with these capital ratios.

(5)	Loss Per Share. Basic loss per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Basic and diluted loss per share is the same due to the net loss incurred by the Company. All amounts reflect the one-for-four reverse stock split declared in October 2010 and the 5% stock dividend declared in May 2009. Loss per common share has been computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted-average number of common shares outstanding used to calculate basic and diluted loss per common share	819,411	819,411	819,411	819,411

(6)	Stock-Based Compensation. As of December 31, 2005, all stock options were fully vested and no options have been granted since 2005; therefore, no stock-based compensation has been recognized.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock-Based Compensation, Continued. The Company established an Incentive Stock Option Plan (the “Plan”) for officers, directors and employees of the Company and reserved 157,680 (amended) shares of common stock for the plan. Both incentive stock options and nonqualified stock options may be granted under the plan. The exercise price of the stock options is determined by the board of directors at the time of grant, but cannot be less than the fair market value of the common stock on the date of grant. The options vest over three and five years. The options must be exercised within ten years from the date of grant. At September 30, 2010, 66,147 options were available for grant.

All amounts reflect the one-for-four reverse stock split declared in October 2010 and the 5% stock dividend declared in May 2009. A summary of the activity in the Company’s stock option plan is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2009	104,989	$28.52
Forfeited	(35,857)	27.84

Outstanding and exercisable at September 30, 2010	69,132	$30.03	3.3 years	$—

(7)	Fair Value Measurements. Impaired collateral-dependent loans and foreclosed real estate are carried at fair value when the current collateral value less estimated selling costs is lower than the carrying value of the loan or foreclosed real estate. Those impaired collateral-dependent loans and foreclosed real estate which are measured at fair value on a nonrecurring basis are as follows (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations For the Nine Months Ended September 30, 2010
As of September 30, 2010:
Impaired loans (1)	$21,705	—	—	21,705	5,007	3,714

Foreclosed real estate	$3,215	—	—	3,215	—	—

(1)	Loans with a carrying value of $5,413,000 were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(7)	Fair Value Measurements, Continued.

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations During 2009
As of December 31, 2009:
Impaired loans (2)	$13,966	—	—	13,966	8,526	8,462

Foreclosed real estate	$5,487	—	—	5,487	82	7

(2)	Loans with a carrying value of $20,370,000 were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	At September 30, 2010		At December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$24,941	$24,941	$36,784	$36,784
Securities held to maturity	44,811	42,376	81,141	76,984
Loans	120,949	120,859	134,126	134,365
Federal Home Loan Bank stock	3,297	3,297	3,551	3,551
Accrued interest receivable	754	754	1,088	1,088

Financial liabilities:
Deposit liabilities	158,128	159,532	151,682	152,381
Federal Home Loan Bank advances	31,700	34,064	57,700	59,206
Other borrowings	—	—	41,800	43,537
Junior subordinated debenture	5,155	4,740	5,155	4,875
Off-balance sheet financial instruments	—	—	—	—

Discussion regarding the assumptions used to compute the fair values of financial instruments can be found in Note 1 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

(8)	Regulatory Matters- Company. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). On June 22, 2010, the Company entered into a written agreement with the Federal Reserve Bank of Atlanta (“Reserve Bank”) with respect to certain aspects of the operation and management of the Company (the “Written Agreement”). The Written Agreement requires the following:

•

The board of directors of the Company must take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to the Bank, including, but not limited to, taking steps to ensure that the Bank complies with the Consent Order entered into with the Florida Office of Financial Regulation (“OFR”) and the FDIC and any other supervisory action taken by the Bank’s state or federal regulator.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(8)	Regulatory Matters –Company, Continued.

•	The Company may not declare or pay any dividends without prior Reserve Bank and Federal Reserve approval,

•	The Company may not, directly or indirectly, take dividends or any other form of payment representing a reduction in capital from the Bank without prior Reserve Bank approval.

•

The Company and its nonbank subsidiary, OptimumBank Holdings Capital Trust I, may not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank and the Federal Reserve.

•

The Company and its nonbank subsidiary, OptimumBank Holdings Capital Trust I, may not, directly or indirectly, incur, increase, or guarantee any debt or purchase or redeem any shares of its stock without the prior written approval of the Reserve Bank.

•

The Company must obtain prior written consent from the Reserve Bank before appointing any new director or senior executive officer, or changing the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, and shall comply with the regulations applicable to indemnification and severance payments.

•

The Company must provide quarterly progress reports to the Reserve Bank detailing the form and manner of all actions taken to secure compliance with the provisions of the Written Agreement and the results thereof, and parent company only financial statements.

(9)	Regulatory Matters- Bank

Effective April 16, 2010, the Bank entered into a Stipulation with the FDIC and the OFR. Pursuant to the Stipulation, the Bank has consented, without admitting or denying any charges of unsafe or unsound banking practices or violations of law or regulation, to the issuance of a Consent Order by the FDIC and the OFR, also effective as of April 16, 2010.

The Consent Order represents an agreement among the Bank, the FDIC and the OFR as to areas of the Bank’s operations that warrant improvement and presents a plan for making those improvements. The Consent Order imposes no fines or penalties on the Bank. The Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and the OFR.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(9)	Regulatory Matters – Bank, Continued. Pursuant to the Consent Order, the Bank’s Board of Directors is required to increase its participation in the affairs of the Bank. This participation shall include comprehensive, documented meetings to be held no less frequently than monthly. Within 30 days from the effective date of the Consent Order, the Board must also establish a Board committee to oversee the Bank’s compliance with the Consent Order, and establish a loan committee consisting of at least one independent director to approve extensions of credit and review problem loans. The Board must also develop, submit for comment to the FDIC and the OFR, and approve an education plan for the Board of Directors.

Within sixty days of the effective date of the Consent Order, the Bank shall retain qualified management, including a chief executive officer, a chief lending officer and a chief financial officer. The Bank must also develop, submit for comment to the FDIC and the OFR, and approve a management plan for the purpose of providing qualified management for the Bank. During the life of the Consent Order, the Bank may not add any individual to the Bank’s Board of Directors or employ any individual as a senior executive officer without the prior non-objection of the FDIC and the OFR.

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

In the plan to reduce the Bank’s classified assets, the Bank shall also reduce the aggregate balance of assets classified “Substandard” or “Doubtful” by the FDIC in September 2009, other than the Bank’s private label mortgage backed securities, in accordance with the following schedule: (i) within 180 days, a 25% reduction; (ii) within 360 days, a 45% reduction; (iii) within 540 days, a 60% reduction, and; (iv) within 720 days, a 75% reduction. The Bank has met the first targeted goal and is on schedule to meet the second targeted goal. The Bank anticipates needing to successfully work out an appropriate amount of “Substandard” assets to meet the third and fourth targeted goals. Bank management is actively trying to reduce the amount of these “Substandard” assets.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(9)	Regulatory Matters – Bank, Continued. Within sixty days from the effective date of the Consent Order, the Bank must develop, submit for comment to the FDIC and the OFR, approve and implement a plan to reduce the volume of the Bank’s private label mortgage-backed securities adversely classified by the FDIC in September 2009.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(9)

Regulatory Matters – Bank, Continued. Within sixty days from the effective date of the Consent Order, the Bank shall prepare a strategic business plan covering the overall operation of the Bank, and formulate and implement a plan to improve and sustain Bank earnings. Additionally, the Bank must prepare a budget and update the profit plan by November 30th of each year. All such items must be submitted to the FDIC and the OFR for comment.

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

The Bank has implemented comprehensive plans to address all of the requirements of the Consent Order. Management believes that the Bank is currently in substantial compliance with all the requirements of the Consent Order except for the Bank’s failure to attain the regulatory capital ratio requirements. The Bank is actively pursuing strategic alternatives intended to result in attaining such capital ratios, including the planned issuance of the Company’s common stock in a private offering. However, the Bank is uncertain as to whether it will be able to raise sufficient capital, if any, to achieve material compliance with these ratios.

(10)	Reverse Stock Split. The Company’s board of directors authorized a one-for-four reverse stock split on October 18, 2010, to take effect on November 5, 2010, with fractional shares rounded up to the next largest whole share.

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

Recent Regulatory Enforcement Actions

Company Written Agreement with Reserve Bank. On June 22, 2010, the Company and the Reserve Bank entered into a Written Agreement with respect to certain aspects of the operation and management of the Company, including, without the prior approval of the Reserve Bank paying or declaring dividends, taking dividends or payments from the Bank, make any interest, principal or other distributions on trust preferred securities, incur, increase or guarantee any debt, purchase or redeem any shares of stock, or appoint any new director or senior executive officer, or make any prohibited indemnification or severance payments. A detailed discussion of the Written Agreement is contained in Footnote 8 to the condensed consolidated financial statements contained in this report.

Bank Consent Order. On April 16, 2010, the Bank consented to the issuance of a Consent Order (“Consent Order”) by the FDIC and the OFR. The Consent Order covers areas of the Bank’s operations that warrant improvement and various requirements in making those improvements. A detailed discussion of the Consent Order is contained in Footnote 9 to the condensed consolidated financial statements contained in this report. The Bank has implemented comprehensive plans to address all of the requirements of the Consent Order; however, the Bank is currently not in compliance with the increased regulatory capital ratios required by the Consent Order. The Bank is actively pursuing strategic alternatives intended to result in attaining such capital ratios, including the planned issuance of the Company’s common stock in a private offering. However, the Bank is uncertain as to whether it will be able to achieve material compliance with these ratios.

Capital Levels

The FDIC has established minimum requirements for capital adequacy for state non-member banks. As of September 30, 2010, the Bank was considered “undercapitalized” under these FDIC requirements. As an “undercapitalized” institution, the Bank is subject to restrictions on capital distributions, payment of management fees, asset growth and the acceptance, renewal or rollover of brokered and high-rate deposits. In addition, the Bank must obtain prior approval of the FDIC prior to acquiring any interest in any company or insured depository institution, establishing or acquiring any additional branch office, or engaging in any new line of business. For more information on FDIC capital requirements, see the discussion under the subheadings “Capital Adequacy Requirements” in the section “Supervision and Regulation” included in Item 1 of the Company’s 2009 10-K.

The Bank does not meet the additional capital requirements required by the Consent Order. The Consent Order requires that no later than July 15, 2010, and during the life of the Consent Order, the Bank shall maintain: (a) a Tier 1 capital to total assets leverage ratio (Leverage ratio) at least equal to or greater than 8%; and (b) a ratio of qualifying total capital to risk-weighted assets (Total risk-based capital ratio) at least equal to or greater than 12%.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

The following table summarizes the capital measures of the Bank at September 30, 2010 and December 31, 2009:

(Dollars in thousands)	September 30, 2010	December 31, 2009	FDIC Guideline Requirements
			Adequately- Capitalized	Well- Capitalized	Consent Order

Tier I risk-based capital ratio	6.25	8.93	4.00	6.00	*

Total risk-based capital ratio	7.51	10.23	8.00	10.00	12.00

Leverage ratio	4.41	5.85	4.00	5.00	8.00

*	No additional requirement is established by the Consent Order

The Company is taking steps to raise additional capital, including a planned private placement of common stock that could result in a change of control of the Company and may be highly dilutive to existing shareholders. Management is uncertain as to whether the Company will be successful in raising sufficient capital, if any, to meet the increased capital ratios required by the Consent Order. If the Company is unable to raise capital, it could have a material adverse impact on the Company’s business, results of operations and financial condition, and ultimately could result in the closure of the Bank and the placement of the Bank into receivership with the FDIC.

Financial Condition at September 30, 2010 and December 31, 2009

Overview

Our total assets declined by $67.3 million to $202.7 million at September 30, 2010, from $270.0 million at December 31, 2009, due to the downsizing of our balance sheet in the first quarter of 2010. The Company downsized in order to increase the Bank’s regulatory capital ratios in our efforts to comply with the Consent Order which imposes significantly increased capital requirements on the Bank. We sold $44.1 million of mortgage-backed securities and collateralized mortgage obligations, and utilized the proceeds of the securities sales and other available cash to prepay approximately $57.8 million in Federal Home Loan Bank (“FHLB”) advances and reverse repurchase agreements secured by these securities. We realized a loss from prepayment penalties on the borrowings of approximately $3.7 million, offset by a gain on sale of approximately $1.4 million from the sale of the securities, resulting in a $2.3 million net expense on the restructuring in the first quarter of 2010. As a result of the downsizing, the Company has significantly reduced its reliance on borrowings which are generally considered a more volatile source of funding than retail deposits.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

The following table shows selected information for the periods ended or at the dates indicated:

	Nine Months Ended September 30, 2010	Year Ended December 31, 2009	Nine Months Ended September 30, 2009

Average equity as a percentage of average assets	3.34%	7.62%	8.04%

Equity to total assets at end of period	2.23%	4.18%	7.54%

Return on average assets (1)	(3.95)%	(4.23)%	(1.20)%

Return on average equity (1)	(118.30)%	(55.55)%	(14.86)%

Noninterest expenses to average assets (1)	4.68%	1.73%	1.67%

(1)	Annualized for the nine months ended September 30, 2010 and 2009.

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

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

In addition to obtaining funds from depositors, we may borrow funds from other financial institutions. At September 30, 2010, the Bank had outstanding borrowings of $31.7 million, against its $31.7 million in established borrowing capacity with the FHLB. The Bank’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. The use of such Federal Funds line is subject to certain conditions. In April 2010, the Bank obtained an available discount window credit line with the Reserve Bank, currently $1,100,000. The Reserve Bank line is subject to collateral requirements, must be repaid within 90 days, and each advance is subject to prior Reserve Bank consent. We measure and monitor our liquidity daily and believe our liquidity sources are adequate to meet our operating needs.

The Company, on an unconsolidated basis, typically relies on dividends from the Bank to fund its operating expenses, primarily expenses of being publicly held, and to make interest payments on its outstanding trust preferred securities. Under the Consent Order, the Bank is currently unable to pay dividends without prior regulatory approval. In addition, we may not pay interest payments on the trust preferred securities or dividends on our common stock, incur any additional indebtedness at the holding company level, or redeem our common stock without the prior regulatory approval of the Reserve Bank. Since January 2010, we have deferred interest payments on our trust preferred securities.

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

The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. As of September 30, 2010, the Company has no commitments to extend credit.

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

	Three Months Ended September 30,
	2010			2009
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
			($ in thousands)
Interest-earning assets:
Loans	$126,016	1,493	4.74%	$158,192	2,266	5.73%
Securities	33,158	474	5.72	91,340	1,268	5.55
Other (1)	45,012	27	0.24	20,201	14	0.28

Total interest-earning assets/interest income	204,186	1,994	3.91	269,733	3,548	5.26

Cash and due from banks	878			2,032
Premises and equipment	2,852			2,995
Other	5,389			1,452

Total assets	$213,305			$276,212

Interest-bearing liabilities:
Savings, NOW and money-market deposits	39,456	98	0.99	40,891	169	1.65
Time deposits	127,820	627	1.96	96,818	704	2.91
Borrowings (2)	36,855	391	4.24	113,046	1,203	4.26

Total interest-bearing liabilities/interest expense	204,131	1,116	2.19	250,755	2,076	3.31

Noninterest-bearing demand deposits	495			469
Other liabilities	3,357			4,395
Stockholders’ equity	5,322			20,593

Total liabilities and stockholders’ equity	$213,305			$276,212

Net interest income		$878			$1,472

Interest-rate spread (3)			1.72%			1.95%

Net interest margin (4)			1.72%			2.18%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.00			1.08

(1)	Includes interest-earning deposits with banks, federal funds sold and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and junior subordinated debenture.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30,
	2010			2009
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
			($ in thousands)
Interest-earning assets:
Loans	$133,503	4,982	4.98%	$160,053	7,338	6.11%
Securities	45,047	1,898	5.62	90,502	3,845	5.66
Other (1)	36,662	60	0.22	13,187	17	0.17

Total interest-earning assets/interest income	215,212	6,940	4.30	263,742	11,200	5.66

Cash and due from banks	1,200			2,247
Premises and equipment	2,890			3,036
Other	9,021			1,525

Total assets	$228,323			$270,550

Interest-bearing liabilities:
Savings, NOW and money-market deposits	42,927	405	1.26	37,155	536	1.92
Time deposits	115,456	1,776	2.05	92,725	2,305	3.31
Borrowings (2)	55,974	1,695	4.04	115,211	3,642	4.21

Total interest-bearing liabilities/interest expense	214,357	3,876	2.41	245,091	6,483	3.53

Noninterest-bearing demand deposits	501			439
Other liabilities	5,836			3,258
Stockholders’ equity	7,629			21,762

Total liabilities and stockholders’ equity	$228,323			$270,550

Net interest income		$3,064			$4,717

Interest-rate spread (3)			1.89%			2.13%

Net interest margin (4)			1.90%			2.38%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.00			1.08

(1)	Includes interest-bearing deposits in banks, federal funds sold and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and junior subordinated debenture.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended September 30, 2010 and 2009

General. Net loss for the three months ended September 30, 2010, was $1.5 million or $(1.88) per basic and diluted share compared to a net loss of $313,000 or $(.38) per basic and diluted share for the period ended September 30, 2009. This increase in the Company’s net loss was primarily due to an increase in the provision for loan losses and a decrease in net interest income.

Interest Income. Interest income decreased to $2.0 million for the three months ended September 30, 2010 from $3.5 million for the three months ended September 30, 2009. Interest income on loans decreased due primarily to a decrease in the average loan portfolio balance and a decrease in the average yield earned for the three months ended September 30, 2010. Interest on securities decreased to $0.5 million due primarily to a decrease in the average balance of the securities portfolio.

Interest Expense. Interest expense on deposits decreased to $0.7 million for the three months ended September 30, 2010 from $0.9 million for the three months ended September 30, 2009. Interest expense decreased primarily because of a decrease in the average yield paid during 2010 partially offset by an increase in the average balance of deposits. Interest expense on borrowings decreased to $0.4 million for the three months ended September 30, 2010 from $1.2 million for the three months ended September 30, 2009 due primarily to a decrease in the average balance of borrowings.

Provision for Loan Losses. The provision for the three months ended September 30, 2010, was $1.0 million compared to $0.7 million for the same period in 2009. The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio at September 30, 2010. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $3.2 million or 2.68% of loans outstanding at September 30, 2010, compared to $9.4 million, or 6.98% of loans outstanding at December 31, 2009. The decrease in the allowance was due to the use of specific reserves for chargeoffs of loans deemed uncollectible. Management believes the balance in the allowance for loan losses at September 30, 2010 is adequate.

Noninterest Income. Total noninterest income decreased to $15,000 for the three months ended September 30, 2010, from $13,000 for the three months ended September 30, 2009.

Noninterest Expenses. Total noninterest expenses increased to $1.4 million for the three months ended September 30, 2010 compared to $1.3 million for the three months ended September 30, 2009. The increase in 2010 is primarily due to increased legal and consulting expenses associated with loan foreclosures, loan workouts and regulatory matters.

Income Taxes (Benefit). The income tax benefit for the three months ended September 30, 2009 was $190,000 (an effective rate of 37.8%). There was no income tax benefit for the three months ended September 30, 2010.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Nine-Month Periods Ended September 30, 2010 and 2009

General. Net loss for the nine months ended September 30, 2010, was $6.8 million or $(8.26) per basic and diluted share compared to a net loss of $2.4 million or $(2.96) per basic and diluted share for the period ended September 30, 2009. This $4.4 million increase in the Company’s net loss was primarily due to a net $2.3 million expense associated with downsizing the Company, a $1.5 million reduction in income tax benefit and a $0.8 million increase in professional fees associated with loan foreclosures, workouts, and regulatory matters.

Interest Income. Interest income decreased to $6.9 million for the nine months ended September 30, 2010 compared to $11.2 million for the nine months ended September 30, 2009. Interest income on loans decreased to $5.0 million due primarily to a decrease in the average loan portfolio balance and a decrease in the average yield earned in 2010. Interest on securities decreased to $1.9 million due primarily to a decrease in the average balance of the securities portfolio in 2010.

Interest Expense. Interest expense on deposit accounts decreased to $2.2 million for the nine months ended September 30, 2010, from $2.8 million for the nine months ended September 30, 2009. Interest expense on deposits decreased primarily because of a decrease in the average yield paid in 2010 partially offset by an increase in the average balance of deposits. Interest expense on borrowings decreased to $1.7 million for the nine months ended September 30, 2010 from $3.6 million for the nine months ended September 30, 2009 due primarily to a decrease in the average balance of borrowings.

Provision for Loan Losses. The provision for the nine months ended September 30, 2010, was $3.2 million compared to $5.2 million for the same period in 2009. The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the loan portfolio at September 30, 2010. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $3.2 million or 2.68% of loans outstanding at September 30, 2010, compared to $9.4 million, or 6.98% of loans outstanding at December 31, 2009. The decrease in the allowance was due to the use of specific reserves for chargeoffs of loans deemed uncollectible. Management believes the balance in the allowance for loan losses at September 30, 2010 is adequate.

Noninterest Income. Total noninterest income increased to $1.4 million for the nine months ended September 30, 2010, from $21,000 for the nine months ended September 30, 2009 primarily due to gains recognized on the sale of securities in 2010.

Noninterest Expenses. Total noninterest expenses increased to $8.0 million for the nine months ended September 30, 2010 from $3.4 million for the nine months ended September 30, 2009, primarily due to a loss on the early extinguishment of debt associated with the Company’s downsizing, and an increase in professional fees due to legal and consulting expenses associated with loan foreclosures, loan workouts, and regulatory matters, and an increase in losses, expenses, and writedowns on foreclosed real estate, all occurring in the 2010 period.

Income Taxes (Benefit). The income tax benefit for the nine months ended September 30, 2009 was $1,463,000 (an effective rate of 37.6%). There was no income tax benefit for the nine months ended September 30, 2010.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 4T. Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon management’s evaluation of those controls and procedures performed within the 90 days preceding the filing of this Report, our Principal Executive and Financial Officer concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

b.	Changes in Internal Controls. We have made no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2010, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date:	November 15, 2010	By:	/s/ Richard L. Browdy
Richard L. Browdy
President and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 11, 2004

3.2	Articles of Amendment to the Articles of Incorporation, effective as of January 7, 2009 (Incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 31, 2009)

3.3	Articles of Amendment to the Articles of Incorporation, effective as of November 5, 2010 (Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K, filed with the SEC on November 5, 2010)

4.3	Bylaws (incorporated by reference from Current Report on Form 8-K filed with the SEC on May 11, 2004

4.1	Form of stock certificate (incorporated by reference from Quarterly Report on Form 10-QSB filed with the SEC on August 12, 2004)

10.1	Amended and Restated Stock Option Plan (incorporated by reference from Annual Report on Form 10-KSB filed with the SEC on March 31, 2006)

10.2	Stipulation to Entry of Consent Order and Consent Order between OptimumBank, Federal Deposit Insurance Corporation and State of Florida Office of Financial Regulation dated April 16, 2010 (incorporated by reference from current report on Form 8-K filed with the SEC on April 26, 2010)

10.3	Agreement between OptimumBank, Albert J. Finch and Richard L. Browdy dated June 14, 2002 (incorporated by reference from Registration Statement on Form 10-SB under the Exchange Act, filed with the Federal Deposit Insurance Corporation on March 28, 2003)

10.4	Written Agreement by and between OptimumBank Holdings, Inc. and Federal Reserve Bank of Atlanta dated June 22, 2010 (to be filed by Amendment)

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated by reference from Annual Report on Form 10-KSB filed with the SEC on March 31, 2008)

31.1	Certification of Principal Executive and Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Principal Executive and Principal Financial Officer under §906 of the Sarbanes-Oxley Act of 2002