Form 10-Q/A
period 2010-09-30
OptimumBank Holdings, Inc.
filed 2010-11-18
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE:

OptimumBank Holdings, Inc. (the “Company”) is amending Item 6. Exhibits in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, which was originally filed with the Securities and Exchange Commission on November 15, 2010 (“Original 10-Q”), in order to include the Written Agreement by and between OptimumBank Holdings, Inc. and the Federal Reserve Bank of Atlanta dated June 22, 2010 as Exhibit 10.4. At the deadline for filing of the Original 10-Q, the Company inadvertently did not have the exhibit prepared in fileable format and disclosed that the exhibit would be filed by amendment. .

The Original 10-Q as amended hereby continues to speak as of May 15, 2010, the date of the Original 10-Q, and the disclosures included in the Original 10-Q have not been updated to speak as of any later date.

Pursuant to SEC Rule 12b-15, in connection with this filing, the Company is filing updated exhibits 31.1 and 32.1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTIMUMBANK HOLDINGS, INC. (Registrant)

Date: November 18, 2010	By:	/s/ Richard L. Browdy
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