Form 10-K
period 2010-12-31
OptimumBank Holdings, Inc.
filed 2011-04-15
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-1288855

OPTIMUMBANK HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Florida	55-0865043
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2477 East Commercial Blvd., Fort Lauderdale, FL 33308

(Address of principal executive offices)

Registrant’s telephone number, including area code: (954) 776-2332

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.01 per share	NASDAQ Global Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (616,690 shares) on April 12, 2010, was approximately $2,287,920, computed by reference to the closing market price at $3.71 per share as of April 12, 2010. For purposes of this information, the outstanding shares of common stock owned by directors and executive officers of the registrant were deemed to be shares of common stock held by affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest most practicable date: The number of shares of common stock, par value $0.01 per share, of the registrant outstanding as of April 12, 2010 was 819,358 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held in June 2011 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the issuer’s fiscal year end are incorporated by reference into Part III, Items 10 through 14, of this Annual Report on Form 10-K.

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

General

OptimumBank Holdings, Inc. was formed in 2004 as a Florida corporation to serve as a one-bank holding company for OptimumBank and acquired all of the shares of OptimumBank in May 2004. The holding company’s only business is the ownership and operation of OptimumBank and subsidiaries of the bank. OptimumBank is a Florida chartered bank which opened in November 2000, and its deposits are insured by the Federal Deposit Insurance Corporation, or FDIC. OptimumBank provides community banking services to individuals and businesses in Broward, Miami-Dade and Palm Beach counties. OptimumBank conducts operations from its Fort Lauderdale headquarters and three branch offices in Fort Lauderdale, Plantation and Deerfield Beach. The Bank’s wholly-owned subsidiaries are OB Real Estate Management, LLC, OB Real Estate Holdings, LLC, OB Real Estate Holding 1503, LLC, all of which were formed in 2009 and OB Real Estate Holdings 1695, OB Real Estate Holdings 1669, OB Real Estate Holdings 1645 and OB Real Estate Holdings 1565, all formed in 2010. OB Real Estate Management, LLC is primarily engaged in managing foreclosed real estate but had no activity in 2010. All other bank subsidiaries are primarily engaged in holding and disposing of foreclosed real estate.

OptimumBank Holdings is subject to the supervision and regulation of the Federal Reserve. OptimumBank is subject to the supervision and regulation of the Florida Office of Financial Regulation, or OFR, and the FDIC. OptimumBank is a member of the Federal Home Loan Bank of Atlanta.

At December 31, 2010, our company had total assets of $190.3 million, net loans of $113.5 million, total deposits of $148.2 million and stockholders’ equity of $2.8 million. During 2010, our company had a net loss of $8.5 million.

Recent Developments

In 2008, the Company and the Bank began to experience a substantial increase in impaired and non-performing loans and associated credit losses due to the nationwide economic recession and the related plunge in real estate values in south Florida. As a result, the Company’s net income for 2008 was only $520,000. These trends continued in 2009 and 2010, with the result that the Company and the Bank sustained net losses of $11.5 million in 2009 and $8.5 million in 2010, primarily from significant increases in the provision for loan losses. These operating losses have eroded OptimumBank’s regulatory capital and weakened its financial condition. As a result of these losses and other related operating issues, on April 16, 2010, OptimumBank was required to enter into a Consent Order with the FDIC and Florida Office of Financial Regulation, and, on June 22, 2010, the Company was required to enter into a Written Agreement with the Federal Reserve Bank of Atlanta, or Federal Reserve.

Consent Order. The Consent Order imposes a number of requirements on the Bank intended to improve the Bank’s condition, including a requirement that the Bank maintain a ratio of Tier 1 capital to adjusted total assets (the “Tier 1 Leverage Ratio”) of 8.0%, and a ratio of total risk based capital to risk-weighted assets of 12.0% (the “Total Risk Based Capital Ratio”). On December 31, 2010, the Bank had a Tier 1 Leverage ratio of 4.02% and a Total Risk Based Capital Ratio of 6.7%. The Bank would have needed approximately $7.8 million in additional capital as of December 31, 2010 in order to comply with the capital requirements of the Consent Order.

The Consent Order contains the following principal requirements:

•

The Bank is required to have and retain qualified and appropriately experienced senior management, including a chief executive officer, a chief lending officer and a chief financial officer, who are given the authority to implement the provisions of the Consent Order.

•	Any proposed changes in the Bank’s Board of Directors or senior executive officers are subject to the prior consent of the FDIC and the OFR.

•

The Bank is required to maintain both a fully funded allowance for loan and lease losses satisfactory to the FDIC and the OFR and a minimum Tier 1 leverage capital ratio of 8% and a total risk-based capital ratio of 12% for as long as the Consent Order remains in effect.

•	The Bank must undertake over a two-year period a scheduled reduction of the balance of loans classified “substandard” and “doubtful” in its 2009 FDIC examination by at least 75%.

•	The Bank is required to reduce the volume of its adversely classified private label mortgage backed securities under a plan acceptable to the FDIC and OFR.

•	The Bank must submit to the FDIC and the OFR for their review and comment a written business/strategic plan covering the overall operation of the Bank.

•

The Bank must implement a plan to improve earnings, addressing goals and strategies for improving and sustaining earnings, major areas for improvement in the Bank’s operating performance, realistic and comprehensive budgets and a budget review process.

•

The Bank must revise and implement its written lending and collection policy to provide effective guidance and control of the lending function. The Bank is required to revise, implement and incorporate recommendations of the FDIC and OFR with respect to the following policies or plans:

•	Lending and Collection Policies

•	Investment Policy

•	Liquidity, Contingency Funding and Funds Management Plan

•	Interest Rate Risk Management Policy

•	Internal Loan Review and Grading System and

•	Internal Control Policy

•	The Bank must develop and implement a satisfactory interest rate risk management policy that is appropriate to the size of the Bank and the complexity of its assets.

•	The Bank may not pay any dividends or bonuses without the prior approval of the FDIC.

•	The Bank may not accept, renew or rollover any brokered deposits except with the prior approval of the FDIC.

•	The Bank is required to notify the FDIC prior to undertaking asset growth of 10% or more per annum while the Consent Order remains in effect.

•	The Bank is required to file periodic progress reports with the FDIC and the OFR.

Management believes that the Bank is currently in substantial compliance with all the requirements of the Consent Order except for the Bank’s failure to attain the regulatory capital ratio requirements. The Company is currently conducting a private placement offering of its common stock intended to result in the Bank attaining such capital ratios. There can be no assurance, however, that the Company will raise sufficient capital, if any, in the private placement offering for the Bank to meet the capital requirements of the Consent Order.

Written Agreement with the Federal Reserve. The Written Agreement between the Company and the Federal Reserve requires the Company to serve as a source of strength to certain aspects of the capitalization, operation and management of the Bank. The Company also agreed that while the Written Agreement remains in effect, without prior approval of the Federal Reserve, it will not:

•	declare or pay dividends,

•	directly or indirectly take dividends or any other form of payment representing a reduction in capital from OptimumBank.

•	make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities,

•	incur, increase, or guarantee any debt or purchase or redeem any shares of its stock, or

•	appoint any new director or senior executive officer, or change the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position.

Management believes that the Company is in substantial compliance with all the provisions of the Written Agreement with the Federal Reserve.

Company’s Ability to Continue as a Going Concern. The Company’s recent and continuing increases in nonperforming assets, declining net interest margin, continuing high levels of noninterest expenses related to the credit problems, and eroding regulatory capital raise substantial doubt about the Company’s ability to return to profitability and continue as a going concern. The Bank is not in compliance with its regulatory capital requirements set forth in the Consent Order, as well as the FDIC regulatory framework for prompt corrective action. For additional information on the Bank’s regulatory capital requirements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation- Regulatory Capital Adequacy”.

We have determined that additional capital will be required for us to return to profitability and continue operations. Since January 2011, we have engaged in a private placement offering of our common stock to increase our regulatory capital. It remains to be seen whether the offering will be successful. If we are unable to raise capital and the Bank’s regulatory capital levels continue to decline, the regulators may take additional enforcement action against us, including placing the Bank into conservatorship or receivership, to protect the interests of depositors insured by the FDIC.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets, and the amounts or classification of liabilities that may result from the outcome of any regulatory action which would affect our ability to continue as a going concern.

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

Strategy

Our continuing goal is to become one of the leading community banking organizations in Broward County through steady, reasonable and controlled growth and a prudent operating strategy.

Prior to 2010, our operating and business strategy emphasized:

•	Local management and local decision making resulting in rapid, personalized customer service, rapid credit decisions and expedited closings;

•	Maintaining our presence in Broward County through a branch network- we currently have three branch banking offices in Broward County;

•	Real estate lending activities by continuing to originate adjustable rate residential and commercial mortgage loans for our customers;

•	Maintaining high credit quality through strict underwriting criteria and our knowledge of the real estate values in our market area;

•

Personalized products and service - we strive to provide innovative financial products, high service levels and to maintain strong customer relationships. We seek customers who prefer to conduct business with a locally owned and managed institution.

Our ability to execute this strategy is currently limited by the Consent Order and our current capital levels. As a result, our management has focused its efforts on a short-term strategy that has the following objectives:

•	Stabilize the Company’s Loan Portfolio- Management discontinued new loan originations and devoted significant resources to the identification and workout of problem loans.

•	Stabilize the Company’s Funding Sources- Management acted to reduce the Bank’s dependence on brokered deposits and wholesale borrowings.

•	Increase the Bank’s Capital Ratios- Management reduced the size of the Bank and is attempting to raise capital in a private placement offering of the Company’s common stock.

Lending Activities

Prior to 2010, we offered primarily real estate and to a lesser extent, consumer loans, to individuals and small businesses and other organizations that were located in or conduct a substantial portion of their business in our market area. Our market area consists of the tri-county area of Broward, Miami-Dade and Palm Beach counties. Our net loans at December 31, 2010 were $113.5 million, or 59.8% of total assets. The interest rates we charged on loans varied with the degree of risk, maturity, and amount of the loan, and were further subject to competitive pressures, money market rates, availability of funds, and government regulations. We have no foreign loans or loans for highly leveraged transactions.

Our loans are concentrated in two major areas: residential and commercial real estate loans. As of December 31, 2010, 99.7% of our loan portfolio consisted of loans secured by mortgages on real estate, of which approximately 34.2% of the total loan portfolio was secured by one-to-four family residential properties. Our real estate loans are located primarily in our tri-county market area.

Our real estate loans are secured by mortgages and consist primarily of loans to individuals and businesses for the purchase or improvement of, or investment in, real estate. These real estate loans were made at fixed or variable interest rates and are normally adjustable rate mortgages which adjust annually after the initial three to five year period. Our fixed rate loans generally are for terms of five years or less, and are repayable in monthly installments based on a maximum 30-year amortization schedule.

Prior to 2010, loan originations were derived primarily from existing customers, direct marketing and independent mortgage brokers that processed our loans. We paid fees to these brokers in connection with their services; however, we performed the underwriting and approval of each of the loans we fund. Loan originations have also been derived from existing customers, and referrals from existing customers and Bank employees.

Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions including interest rates, and risks inherent in dealing with individual borrowers. A significant portion of our portfolio is collateralized by real estate in south Florida, and we are susceptible to local economic downturns. We attempt to minimize credit losses through various means. On larger credits, we rely on the cash flow and assets of a debtor as the source of repayment as well as the value of the underlying collateral. We also generally limit our loans to 80% of the value of the underlying real estate collateral. We generally charge a prepayment penalty if a loan is repaid within the first two to three years of origination to recover any fees we paid for the origination of the loan.

Due to the effects of the current recession, our earnings have been materially affected by required provisions for loan losses, and to a lesser degree, reduced interest income and increased loan administration expenses, stemming primarily from deterioration in our commercial real estate and land loan portfolios. Since the last quarter of 2009, due to the need for the Bank to reduce its exposure to credit risk and preserve regulatory capital, we have limited our lending activities to restructuring, modifying, or extending existing loans and lending to purchasers of real estate properties owned by the Bank.

Deposit Activities

Deposits are the major source of our funds for lending and other investment activities. We consider the majority of our regular savings, demand, NOW, money market deposit accounts and CD’s under $100,000 to be core deposits. These accounts comprised approximately 65.4% of our total deposits at December 31, 2010. Approximately 75.1% of our deposits at December 31, 2010 were certificates of deposit. Generally, we attempt to maintain the rates paid on our deposits at a competitive level. Time deposits of $100,000 and over made up approximately 34.6% of our total deposits at December 31, 2010. Although these large deposits are not traditionally considered core deposits, the majority of these deposits have served as a stable source of funds in our targeted market. The majority of our deposits are generated from Broward County.

We have used brokered deposits to facilitate the funding of our mortgage lending activities in circumstances when larger than anticipated loan volumes occur and there is not enough time to fund the additional loan demand through traditional deposit solicitation. The time frame from the initial order to the final funding of brokered deposits is generally one to three days. The rates paid on these brokered deposits are typically equal to or slightly less than the high end of the interest rates in OptimumBank’s competitive market area. Since December 2009, we have no longer solicited or renewed existing brokered deposits due to regulatory restrictions. Brokered deposits amounted to 1.2% and 9.2% of our total deposits at December 31, 2010 and 2009, respectively.

Investments

Our investment securities portfolio was approximately $ 51.1 million and $81.1 million at December 31, 2010 and 2009, respectively, representing 26.8% and 30.1% of our total assets. At December 31, 2010, approximately 47.0% of this portfolio was invested in U.S. government agency mortgage-backed securities and 52.8% of this portfolio was invested in private label mortgage-backed securities. Mortgage backed securities generally have a shorter life than the stated maturity. Our investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at minimal risk levels while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits.

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

Employees

As of December 31, 2010, we had nineteen full-time employees, including executive officers. The employees are not represented by a collective bargaining unit. We consider relations with employees to be good.

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

Dodd-Frank Act. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, into law. The Dodd-Frank Act will have a broad impact on the financial services industry, including potentially significant regulatory and compliance changes including, among other things, (1) enhanced resolution authority of troubled and failing banks and their holding companies; (2) potential changes to capital and liquidity requirements; (3) changes to regulatory examination fees; (4) changes to assessments to be paid to the FDIC for federal deposit insurance; and (5) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Board of Governors of the Federal Reserve System, or the Federal Reserve, the Office of the Comptroller of the Currency, or the OCC, and the Federal Deposit Insurance Corporation, or the FDIC. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations, or principles or changes thereto, may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors and shareholders.

The following items provide a brief description of the impact of the Dodd-Frank Act on our operations and activities, both currently and prospectively.

•

Increased Capital Standards and Enhanced Supervision. The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. These new standards will be no lower than existing regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, be higher when established by the agencies. Compliance with heightened capital standards may reduce our ability to generate or originate revenue-producing assets and thereby restrict revenue generation from banking and non-banking operations. The Dodd-Frank Act also increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency. Compliance with new regulatory requirements and expanded examination processes could increase the Company’s cost of operations.

•

The Consumer Financial Protection Bureau. The Dodd-Frank Act creates a new, independent Consumer Financial Protection Bureau, or the Bureau, within the Federal Reserve. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers. Generally, we will not be directly subject to the rules and regulations of the Bureau. However, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against certain state-chartered institutions. Any such new regulations could increase our cost of operations and, as a result, could limit our ability to expand into these products and services.

•

Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the FDIC’s Deposit Insurance Fund, or the DIF, will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. Several of these provisions could increase the FDIC deposit insurance premiums paid by us. The Dodd-Frank Act also provides that, effective one year after the date of enactment, depository institutions may pay interest on demand deposits.

•

Transactions with Affiliates. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

•

Transactions with Insiders. Insider transaction limitations are expanded through the strengthening on loan restrictions to insiders and the expansion of the types of transactions subject to the various limits.

•

Enhanced Lending Limits. The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to one borrower. Current banking law limits a depository institution’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expands the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

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

Bank Regulation

General. OptimumBank is chartered under the laws of the State of Florida, and its deposits are insured by the FDIC to the extent provided by law. OptimumBank is subject to comprehensive regulation, examination and supervision by the FDIC and the Florida Office of Financial Regulation, or Florida OFR, and to other laws and regulations applicable to banks. Such regulations include limitations on loans to a single borrower and to its directors, officers and employees; limitations on the types of activities a state bank can conduct, restrictions on the opening and closing of branch offices; the maintenance of required capital ratios; the granting of credit under equal and fair conditions; and the disclosure of the costs and terms of such credit. OptimumBank is examined periodically by the FDIC and the Florida OFR, to whom it submits periodic reports regarding its financial condition and other matters. The FDIC and the Florida OFR have a broad range of powers to enforce regulations under their jurisdiction, and to take discretionary actions determined to be for the protection and safety and soundness of banks, including the institution of cease and desist orders and the removal of directors and officers. The FDIC and the Florida OFR also have the authority to approve or disapprove mergers, consolidations, and similar corporate actions.

Consent Order. On April 16, 2010, OptimumBank was required to enter into a Consent Order with the FDIC and the Florida Office of Financial Regulation. Under the Consent Order, the Bank is required to implement a number of corrective measures intended to improve the Bank’s condition, including a requirement to maintain certain minimum capital ratios. The Consent Order also contains significant operating restrictions. A description of the principal requirements of the Consent Order are contained in “Business- - Recent Developments- Consent Order”.

Capital Adequacy Requirements. Banks are required to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders’ equity (excluding the unrealized gain (loss) on available-for-sale securities), trust preferred securities subject to certain limitations, and minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses except for certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. At December 31, 2010, our Tier 1 and total risk-based capital ratios were 5.43% and 6.7%, respectively.

Banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 4%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. At December 31, 2010, our leverage ratio was 4.02%.

The Consent Order imposes higher capital requirements on OptimumBank. Under the Consent Order, OptimumBank must maintain a Tier 1 Leverage Ratio of 8.0%, and a total risk based capital ratio of 12.0%. With a Tier 1 Leverage ratio of 4.02% and a Total Risk Based Capital Ratio of 6.7% at December 31, 2010, the Bank did not meet the capital adequacy ratios as required by the Consent Order.

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

As of December 31, 2010, OptimumBank did not meet the capital requirements of an “adequately capitalized institution”, but rather met the FDIC definition of an “undercapitalized institution”.

For additional information regarding OptimumBank’s capital ratios and requirements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Capital Adequacy.”

Dividends. OptimumBank Holdings’ ability to pay dividends is substantially dependent on the ability of OptimumBank to pay dividends to OptimumBank Holdings. As a state chartered bank, OptimumBank is subject to dividend restrictions set by Florida law and the FDIC. Except with the prior approval of the Florida OFR, all dividends of any Florida bank must be paid out of retained net profits from the current period and the previous two years, after deducting expenses, including losses and bad debts. Under the Federal Deposit Insurance Act, an FDIC-insured institution may not pay any dividend if payment would cause it to become undercapitalized or while it is undercapitalized. The FDIC and the Florida OFR also have the general authority to limit the dividend payment by banks if such payment may be deemed to constitute an unsafe and unsound practice. The Bank’s ability to pay dividends is further restricted under the Consent Order and the Company’s ability to pay dividends is also restricted under its Written Agreement with the Federal Reserve. At December 31, 2010, the Bank and Company could not pay cash dividends.

Loans to One Borrower. Florida law generally allows a state bank such as OptimumBank to extend credit to any one borrower (and certain related entities of such borrower) in an amount up to 25% of its capital accounts, provided that the unsecured portion may not exceed 15% of the capital accounts of the bank. Based upon OptimumBank’s capital, the maximum loan OptimumBank is currently permitted to make is approximately $1.9 million, provided the unsecured portion does not exceed approximately $1.2 million.

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

Under Florida law, no person or group of persons may, directly or indirectly or acting by or through one or more persons, purchase or acquire a controlling interest in any bank which would result in the change in control of that bank unless the Florida OFR first shall have approved such proposed acquisition. A person or group will be deemed to have acquired “control” of a bank (i) if the person or group, directly or indirectly or acting by or through one, or more other persons, owns, controls, or has power to vote 25% or more of any class of voting securities of the bank, or controls in any manner the election of a majority of the directors of the bank, or (ii) if the Florida OFR determines that such person exercises a controlling influence over the management or policies of the bank. In any case where a proposed purchase of voting securities would give rise to a presumption of control, the person or group who proposes to purchase the securities must first file written notice of the proposal to the Florida OFR for its review and approval. Subsections 658.27(2)I and 658.28(3), Florida Statutes, refer to a potential change of control of a financial institution at a 10% or more threshold and rebuttable presumption of control. Accordingly, the name of any subscriber acquiring more than 10% of the voting securities of OptimumBank must be submitted to the Florida OFR for prior approval.

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

Other Regulation

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

Community Redevelopment Act. Bank holding companies and their subsidiary banks are subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”) and the regulations promulgated thereunder by the appropriate bank regulatory agency. Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank’s record in meeting the credit needs of the community served by that bank, including low-and moderate-income neighborhoods. The regulatory agency’s assessment of the Bank’s record is made available to the public. Further, such assessment is required of any bank which has applied to charter a bank, obtain deposit insurance coverage for a newly chartered institution, establish a new branch office that will accept deposits, relocate an office, or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the record of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application.

Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve monetary policies have had, and will likely continue to have, an important impact on the operating results of financial institutions through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of loans, investments and deposits through its open market operations in United States Government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirement against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Statistical Profile and Other Financial Data

Reference is hereby made to the statistical and financial data contained in the sections captioned “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for statistical and financial data providing a review of our business activities.

Item 2. Properties

The following table sets forth information with respect to our main office and branch offices as of December 31, 2010.

Location	Year Facility Opened	Facility Status

Executive Office

2477 East Commercial Boulevard Fort Lauderdale, Florida 33308	2004	Owned

Branch Offices

10197 Cleary Boulevard Plantation, Florida 33324	2000	Owned

3524 North Ocean Boulevard Fort Lauderdale, Florida 33308	2003	Leased	(1)

2215 West Hillsboro Boulevard Deerfield Beach, Florida 22442	2004	Leased	(2)

(1)	On February 1, 2007, OptimumBank entered into a sale/leaseback transaction for this facility. No gain or loss was recognized on this transaction. The lease is for a seven-year term. The monthly lease payment at December 31, 2010 was $4,444. The tenant is responsible for maintenance and real estate taxes.
(2)	Lease is for a ten-year term, with two five-year options to renew, for 2,500 square feet. The monthly lease payment at December 31, 2010 was $6,642.

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

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Our common stock currently trades on the NASDAQ Capital Market, under the symbol “OPHC.” The table below presents the high and low sales prices for the periods indicated. Sales prices have been adjusted to reflect the 4-for-1 reverse stock split effective November 5, 2010.

Year	Quarter	High	Low

2009	First	$22.40	$12.72
	Second	$23.96	$11.88
	Third	$20.00	$10.80
	Fourth	$12.60	$5.00

2010	First	$11.00	$3.36
	Second	$7.28	$1.40
	Third	$3.92	$1.32
	Fourth	$6.49	$1.75

We had approximately 471 holders registered or in street name as of December 31,

On January 10, 2011, the Nasdaq Stock Market notified us that we failed to comply with the NASDAQ Listing Rule requiring the board of directors to have a majority of members who are independent because only three of the directors on our six-member board were independent. We have been provided until (a) the earlier of the Company’s next annual shareholders’ meeting or January 6, 2012; or (b) if the next annual shareholders’ meeting is held before July 5, 2011, no later than July 5, 2011 to comply with the independent director requirement. If we are unable to comply with the independent director requirement by the deadline, our common stock will be delisted from the NASDAQ Capital Market.

At December 31, 2010, the Bank and Company could not pay cash dividends and the Company does not anticipate that it will pay dividends on its common stock in the foreseeable future. Banking regulations place certain restrictions on dividends and loans or advances made by the Bank to the Company. The amount of cash dividends that may be paid by the Bank to the Company is based on the Bank’s net earnings of the current year combined with the Bank’s retained earnings of the preceding two years, as defined by state banking regulations. However, for any dividend declaration, the Company must consider additional factors such as the amount of current period net earnings, liquidity, asset quality, capital adequacy and economic conditions. It is likely that these factors would further limit the amount of dividends which the Company could declare. Furthermore, the Bank’s ability to pay dividends is restricted under the Consent Order issued by the FDIC and Florida Office of Financial Regulation and banking laws. The Company’s ability to pay dividends is also restricted under its Written Agreement with the Federal Reserve.

Item 6. Selected Financial Data

SELECTED FINANCIAL DATA

At December 31, or for the Year Then Ended

(Dollars in thousands, except per share figures)

	2010	2009	2008	2007	2006
At Year End:

Cash and cash equivalents	$14,367	36,784	3,220	701	1,604
Securities held to maturity	51,057	81,141	82,208	58,471	33,399
Security available for sale	—	—	244	244	241
Loans, net	113,542	134,126	160,699	173,323	181,878
All other assets	11,339	17,906	9,369	8,808	8,581

Total assets	$190,305	269,957	255,740	241,547	225,703

Deposit accounts	148,238	151,682	114,925	125,034	129,502
Federal Home Loan Bank advances	31,700	57,700	68,700	56,850	56,550
Other borrowings	—	41,800	41,800	28,900	10,950
Junior subordinated debenture	5,155	5,155	5,155	5,155	5,155
All other liabilities	2,377	2,332	2,395	3,361	3,123
Stockholders’ equity	2,835	11,288	22,765	22,247	20,423

Total liabilities and stockholders’ equity	$190,305	269,957	255,740	241,547	225,703

For the Year:

Total interest income	8,787	14,006	15,570	16,137	14,191
Total interest expense	4,867	8,351	9,211	9,700	8,063

Net interest income	3,920	5,655	6,359	6,437	6,128
Provision for loan losses	3,645	15,794	1,374	476	265

Net interest income (expense) after provision for loan losses	275	(10,139)	4,985	5,961	5,863

Noninterest income (expense)	1,394	(145)	393	533	628
Noninterest expenses	9,773	4,698	4,545	3,749	3,574

(Loss) earnings before income taxes (benefit)	(8,104)	(14,982)	833	2,745	2,917
Income taxes expense (benefit)	349	(3,501)	313	1,003	1,083

Net (loss) earnings	$(8,453)	(11,481)	520	1,742	1,834

Net (loss) earnings per share, basic (1)	$(10.32)	(14.01)	.63	2.13	2.25

Net (loss) earnings per share, diluted (1)	$(10.32)	(14.01)	.63	2.08	2.16

Weighted-average number of shares outstanding, basic (1)	819,358	819,358	819,261	816,960	814,106

Weighted-average number of shares outstanding, diluted (1)	819,358	819,358	830,608	835,995	848,825

Ratios and Other Data:

Return on average assets	(3.84)%	(4.23)%	.21%	.73%	.85%
Return on average equity	(127.59)%	(55.55)%	2.26%	8.16%	9.37%
Average equity to average assets	3.01%	7.62%	9.15%	8.96%	9.12%
Net interest margin during the year	1.88%	2.14%	2.61%	2.78%	2.96%
Interest-rate differential during the year	1.87%	1.91%	2.26%	2.34%	2.63%
Net yield on average interest-earning assets	4.21%	5.30%	6.38%	6.96%	6.85%
Noninterest expenses to average assets	4.44%	1.73%	1.81%	1.57%	1.67%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.00	1.07	1.09	1.10	1.08
Nonperforming loans and foreclosed assets as a percentage of total assets at end of year	19.82%	10.87%	2.03%	0.13%	—
Allowance for loan losses as a percentage of total loans at end of year	3.16%	6.54%	1.18%	.40%	.54%
Total number of banking offices	3	3	3	3	3
Total shares outstanding at end of year (1)	819,358	819,358	780,248	780,283	777,340
Book value per share at end of year (1)	$3.46	13.78	29.17	28.52	26.27

(1)	All share and per share amounts have been adjusted to reflect the 1-for-4 reverse stock split declared in October 2010 and 5% stock dividends declared in May 2009, 2008 and 2007.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

OptimumBank Holdings, Inc. was formed in 2004 as a Florida corporation to serve as a one-bank holding company for OptimumBank and acquired all of the shares of OptimumBank in May 2004. Our only business is the ownership and operation of OptimumBank and its subsidiaries. OptimumBank is a Florida chartered bank which opened in November 2000, and its deposits are insured by the FDIC. The Bank provides community banking services to individuals and businesses in Broward, Miami-Dade and Palm Beach counties. OptimumBank conducts operations from its Fort Lauderdale headquarters and three branch offices in Fort Lauderdale, Plantation and Deerfield Beach. The Bank’s wholly-owned subsidiaries are OB Real Estate Management, LLC, OB Real Estate Holdings, LLC and OB Real Estate Holding 1503, LLC, all of which were formed in 2009, and OB Real Estate Holdings 1695, OB Real Estate Holdings 1669, OB Real Estate Holdings 1645, and OB Real Estate Holdings 1565, all formed in 2010. OB Real Estate Management, LLC is primarily engaged in managing foreclosed real estate, but had no activity in 2010. All other bank subsidiaries are primarily engaged in holding and disposing of foreclosed real estate.

At December 31, 2010, our company had total assets of $190.3 million, net loans of $113.5 million, total deposits of $148.2 million and stockholders’ equity of $2.8 million. During 2010, our company had a net loss of $8.5 million.

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

Regulation and Legislation

As a state-chartered commercial bank, the Bank is subject to extensive regulation by the Florida Office of Financial Regulation, or Florida OFR, and the FDIC. We file reports with the Florida OFR and the FDIC concerning our activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. Periodic examinations are performed by the Florida OFR and the FDIC to monitor our compliance with the various regulatory requirements. The Company is also subject to regulation and examination by the Federal Reserve Board of Governors.

Loan Portfolio, Asset Quality and Allowance for Loan Losses

Our primary business is making real estate loans. This activity may subject us to potential loan losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond our control. For the past several years, there has been a dramatic decrease in housing and real estate values in south Florida, coupled with a significant increase in the rate of unemployment. With most of our loans concentrated in south Florida, the decline in local economic conditions has adversely affected the values of our real estate collateral. These trends have contributed to an increase in our impaired loans and reduced asset quality. As of December 31, 2010, our impaired loans were approximately $44.6 million, or 39.3% of the net loan portfolio. Impaired loans and real estate owned were approximately $47.9 million as of this same date, or 25.1% of total assets. If market conditions continue to deteriorate, they may lead to additional valuation adjustments on our loan portfolio and real estate owned as we continue to reassess the market value of our loan portfolio, the losses associated with impaired loans, and the net realizable value of real estate owned.

The following table sets forth the composition of our loan portfolio:

	At December 31,
	2010		2009		2008
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(dollars in thousands)

Residential real estate	$40,130	34.27%	$55,915	39.06%	$58,693	36.25%
Multi-family real estate	4,213	3.60	5,162	3.61	9,588	5.92
Commercial real estate	55,119	47.07	58,901	41.14	73,541	45.42
Land and construction	17,292	14.77	22,355	15.61	19,223	11.87
Consumer	358	.29	836	.58	878	.54

Total loans	117,112	100.00%	143,169	100.00%	161,923	100.00%

Add (deduct):
Allowance for loan losses	(3,703)		(9,363)		(1,906)
Net deferred loan costs and discounts	133		320		682

Loans, net	$113,542		$134,126		$160,699

	At December 31,
	2007		2006
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)

Residential real estate	$65,908	38.08%	$70,868	38.99%
Multi-family real estate	10,275	5.94	10,769	5.93
Commercial real estate	75,777	43.78	68,852	37.89
Land and construction	21,093	12.19	31,022	17.07
Consumer	15	.01	227	.12

Total loans	173,068	100.00%	181,738	100.00%

Add (deduct):
Allowance for loan losses	(692)		(974)
Net deferred loan costs and discounts	947		1,114

Loans, net	$173,323		$181,878

The following table sets forth the activity in the allowance for loan losses (in thousands):

	Year Ended December 31,
	2010	2009	2008	2007	2006

Beginning balance	$9,363	$1,906	$692	$974	$777
Provision for loan losses	3,645	15,794	1,374	476	265
Loans charged off	(9,424)	(8,337)	(160)	(758)	(68)
Recoveries	119	—	—	—	—

Ending balance	$3,703	$9,363	$1,906	$692	$974

The allowance for loan losses represents our estimate of probable incurred losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The allowance for loan losses represented 3.16% and 6.54% of the total loans outstanding at December 31, 2010 and 2009, respectively.

We evaluate the allowance for loan losses on a regular basis. The allowance for loan losses is determined based on our periodic review of several factors: reviews and evaluation of individual loans, historical loan loss experiences, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and current economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

The second component is a general reserve (“general allowance”) on all of our loans other than those identified as impaired. We group these loans into categories with similar characteristics and then apply a loss factor to each group which is derived from our historical loss experience for that category adjusted for qualitative factors such as economic conditions and other trends or uncertainties that could affect management’s estimate of probable loss. The aggregate of these two components results in our total allowance for loan losses.

The following table sets forth our allowance for loan losses by loan type (dollars in thousands):

	At December 31,
	2010		2009		2008
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans

Residential real estate	$1,285	34.27%	$2,049	39.06%	$928	36.25%
Multi-family real estate	282	3.60	489	3.61	62	5.92
Commercial real estate	1,542	47.07	1,466	41.14	463	45.42
Land and construction	514	14.77	5,227	15.61	444	11.87
Consumer	80	.29	132	.58	9	.54

Total allowance for loan losses	$3,703	100.00%	$9,363	100.00%	$1,906	100.00%

Allowance for loan losses as a percentage of total loans outstanding	3.16%		6.54%		1.18%

	At December 31,
	2007		2006
	Amount	% of Total Loans	Amount	% of Total Loans

Residential real estate	$187	38.08%	$400	38.99%
Multi-family real estate	59	5.94	54	5.93
Commercial real estate	379	43.78	406	37.89
Land and construction	67	12.19	114	17.07
Consumer	—	.01	—	.12

Total allowance for loan losses	$692	100.00%	$974	100.00%

Allowance for loan losses as a percentage of total loans outstanding	0.40%		0.54%

The following summarizes impaired loans (in thousands):

	At December 31,
	2010	2009
Collateral-dependent loans identified as impaired:
Gross loans with no related allowance for losses	$35,531	$21,846

Gross loans with related allowance for losses recorded	669	18,032
Less allowances on these loans	(75)	(5,542)

Net loans with related allowance	594	12,490

Net investment in collateral-dependent impaired loans	36,125	34,336

Noncollateral-dependent loans identified as impaired:
Gross loans with no related allowance for losses	7,347	—

Gross loans with related allowance for losses recorded	1,174	3,623
Less allowance on these loans	(11)	(65)

Net loans with related allowance	1,163	3,558

Net investment in noncollateral-dependent impaired loans	8,510	3,558

Net investment in impaired loans	$44,635	$37,894

During 2010, 2009 and 2008, the average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008

Average investment in impaired loans	$33,987	$25,017	$3,240

Interest income recognized on impaired loans	$313	$280	$—

Interest income received on a cash basis on impaired loans	$658	$584	$—

At December 31, 2006, the Company had no nonaccrual loans or loans over 90 days past due still accruing interest. Nonaccrual and past due loans were as follows as of December 31, 2010, 2009, 2008 and 2007 (in thousands):

	At December 31,
	2010	2009	2008	2007

Nonaccrual loans	$34,530	$23,848	$5,086	$245

Past ninety days or more, but still accruing interest	$—	$—	$—	$—

Liquidity and Capital Resources

Liquidity represents an institution’s ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Our ability to respond to the needs of depositors and borrowers and to benefit from investment opportunities is facilitated through liquidity management.

Our primary sources of cash during the year ended December 31, 2010 were from principal repayments of securities held to maturity of $11.4 million, proceeds from the sale of securities held to maturity of $44.9 million and net repayments of loans of $16.7 million. Cash was used primarily to purchase securities held to maturity totaling $24.3 million and repayment of Federal Home Loan Bank advances and repurchase agreements of $71.5 million. In order to increase our core deposits, we have priced our deposit rates competitively. We will adjust rates on our deposits to attract or retain deposits as needed. In addition to obtaining funds from depositors in our market area, from time to time we have utilized brokers to obtain deposits outside our market area.

In addition to obtaining funds from depositors, we may borrow funds from other financial institutions. We are a member of the Federal Home Loan Bank of Atlanta, which allows us to borrow funds under a pre-arranged line of credit equal to $31.7 million. As of December 31, 2010, we had $31.7 million in borrowings outstanding from the Federal Home Loan Bank of Atlanta to facilitate loan fundings and manage our asset and liability structure.

Securities

Our securities portfolio is comprised primarily of mortgage-backed securities. The securities portfolio is categorized as either “held to maturity” or “available for sale.” Securities held to maturity represent those securities which we have the positive intent and ability to hold to maturity. These securities are carried at amortized cost. Securities available for sale represent those investments which may be sold for various reasons including changes in interest rates and liquidity considerations. These securities are reported at fair market value and unrealized gains and losses are excluded from earnings and reported in other comprehensive income.

The following table sets forth the amortized cost and fair value of our securities portfolio (in thousands):

	Amortized Cost	Fair Value

At December 31, 2010:
Securities held to maturity:
Mortgage-backed securities	$50,957	$48,739
Foreign bond	100	100

	$51,057	$48,839

At December 31, 2009:
Securities held to maturity:
Mortgage-backed securities	$81,041	$76,884
Foreign bond	100	100

	$81,141	$76,984

At December 31, 2008:
Securities held to maturity:
Mortgage-backed securities	$82,108	$78,656
Foreign bond	100	100

	$82,208	$78,756

Security available for sale-
Mutual fund	$250	$244

The following table sets forth, by maturity distribution, certain information pertaining to the securities portfolio (dollars in thousands):

	Within One Year	After One But Within Five Years	After Five Years Through Ten Years	After Ten Years	Total	Yield
At December 31, 2010:
Mortgage-backed securities	$4,001	$5,988	$1,887	$39,081	$50,957	4.25%

Foreign bond	$—	$—	$100	$—	$100	5.95%

At December 31, 2009:
Mortgage-backed securities	$—	$—	$11,576	$69,465	$81,041	5.39%

Foreign bond	$—	$—	$100	$—	$100	5.95%

At December 31, 2008:
Mortgage-backed securities	$—	$—	$1,604	$80,504	$82,108	5.41%

Foreign bond	$—	$—	$100	$—	$100	5.95%

During the first quarter of 2010, the Company sold 22 held to maturity securities in order to downsize and deleverage its balance sheet, recognizing net gains of $1.35 million. This action was taken in an effort to comply with a significant increase in the regulatory capital requirements imposed on the Bank under the Consent Order issued by the FDIC and Florida Office of Financial Regulation

At December 31, 2010, $24.0 million of the $51.0 million in mortgage-backed securities (“MBS”) were U.S. agency MBS and $27.0 million were private label MBS. Approximately $24.2 million of the private label MBS at December 31, 2010 were rated sub-investment grade securities by the securities rating agencies. In general, non-investment grade securities cannot be used to collateralize borrowings and are considered to be substandard assets by the Federal regulatory agencies.

Regulatory Capital Adequacy

Failure to meet minimum capital requirements can result in certain mandatory and, possibly, additional discretionary actions by federal and state regulators that, if undertaken, could have a direct material effect on our financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. In addition, the Consent Order imposes increased minimum capital requirements on the Bank.

Quantitative measures established by regulation and by the Consent Order to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. As of December 31, 2010, we did not meet the minimum applicable capital adequacy requirements. See “Supervision and Regulation – Bank Regulation- Capital Adequacy Requirements.”

As of December 31, 2010, our actual and required minimum capital ratios were as follows (in thousands):

REGULATORY CAPITAL REQUIREMENTS

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions		Requirements of Consent Order
	Amount	%	Amount	%	Amount	%	Amount	%
As of December 31, 2010:
Total Capital to Risk-Weighted Assets	$9,639	6.70%	$11,513	8.00%	$14,392	10.00%	$17,270	12.00%
Tier I Capital to Risk-Weighted Assets	7,817	5.43	5,757	4.00	8,635	6.00	N/A	N/A
Tier I Capital to Total Assets	7,817	4.02	7,786	4.00	9,733	5.00	15,572	8.00

As of December 31, 2009:
Total Capital to Risk-Weighted Assets	18,342	10.23	14,349	8.00	17,937	10.00	N/A	N/A
Tier I Capital to Risk-Weighted Assets	16,012	8.93	7,175	4.00	10,762	6.00	N/A	N/A
Tier I Capital to Total Assets	16,012	5.85	10,952	4.00	13,690	5.00	N/A	N/A

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
As of December 31, 2008:
Total Capital to Risk-Weighted Assets	$29,357	18.91%	$12,419	8.00%	$15,524	10.00%
Tier I Capital to Risk-Weighted Assets	27,451	17.68	6,210	4.00	9,314	6.00
Tier I Capital to Total Assets	27,451	10.71	10,254	4.00	12,818	5.00

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest-rate risk inherent in our lending and deposit-taking activities. We do not engage in securities trading or hedging activities and do not invest in interest-rate derivatives or enter into interest rate swaps.

We may utilize financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 9 of Notes to Consolidated Financial Statements.

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

The following table sets forth certain information relating to our interest-earning assets and interest-bearing liabilities at December 31, 2010, that are estimated to mature or are scheduled to reprice within the period shown (dollars in thousands):

GAP MATURITY / REPRICING SCHEDULE

	One Year or Less	More than One Year and Less than Five Years	More than Five Years and Less than Fifteen Years	Over Fifteen Years	Total

Loans (1):
Residential real estate loans	$29,194	$10,936	$—	$—	$40,130
Multi-family real estate loans	3,480	653	—	80	4,213
Commercial real estate loans	40,905	13,254	960	—	55,119
Land and construction	12,674	4,325	293	—	17,292
Consumer loans	150	208	—	—	358

Total loans	86,403	29,376	1,253	80	117,112

Federal funds sold	13,154	—	—	—	13,154
Securities (2)	4,001	5,988	21,207	19,861	51,057
Federal Home Loan Bank stock	3,173	—	—	—	3,173

Total rate-sensitive assets	106,731	35,364	22,460	19,941	184,496

Deposit accounts (3):
Money-market deposits	33,854	—	—	—	33,854
Interest-bearing checking deposits	986	—	—	—	986
Savings deposits	1,814	—	—	—	1,814
Time deposits	87,919	23,356	—	—	111,275

Total deposits	124,573	23,356	—	—	147,929

Federal Home Loan Bank advances	—	11,500	20,200	—	31,700
Junior subordinated debenture	—	—	—	5,155	5,155

Total rate-sensitive liabilities	124,573	34,856	20,200	5,155	184,784

GAP (repricing differences)	$(17,842)	$508	$2,260	$14,786	$(288)

Cumulative GAP	$(17,842)	$(17,334)	$(15,074)	$(288)

Cumulative GAP/total assets	(9.38)%	(9.11)%	(7.92)%	(.15)%

(1)	In preparing the table above, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayment, according to their maturities.
(2)	Securities are scheduled through the repricing date.
(3)	Money-market, interest-bearing checking and savings deposits are regarded as readily accessible withdrawable accounts. All other time deposits are scheduled through the maturity dates.

The following table sets forth loan maturities by type of loan at December 31, 2010 (in thousands):

	One Year or Less	After One But Within Five Years	After Five Years	Total

Residential real estate	$2,865	$2,360	$34,905	$40,130
Multi-family real estate	—	—	4,213	4,213
Commercial real estate	9,162	7,461	38,496	55,119
Land and construction	2,531	668	14,093	17,292
Consumer	150	208	—	358

Total	$14,708	$10,697	$91,707	$117,112

The following table sets forth the maturity or repricing of loans by interest type at December 31, 2010 (in thousands):

	One Year or Less	After One But Within Five Years	After Five Years	Total

Fixed interest rate	$14,557	$5,405	$254	$20,216
Variable interest rate	5,442	—	91,454	96,896

Total	$19,999	$5,405	$91,708	$117,112

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We are party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit. At December 31, 2010, we had no outstanding commitments to originate real estate loans. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the consolidated balance sheet. The contractual amounts of those instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

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

The following is a summary of the Bank’s contractual obligations, including certain on-balance sheet obligations, at December 31, 2010 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Federal Home Loan Bank advances	$31,700	$—	$11,500	$—	$20,200
Junior subordinated debenture	5,155	—	—	—	5,155
Operating leases	297	133	164	—	—

Total	$37,152	$133	$11,664	$—	$25,355

Deposits

Deposits traditionally are the primary source of funds for our use in lending, making investments and meeting liquidity demands. We have focused on raising time deposits primarily within our market area, which is the tri-county area of Broward, Miami-Dade and Palm Beach counties. However, we offer a variety of deposit products, which we promote within our market area. Net deposits decreased $3.4 million in 2010 and increased $36.8 million in 2009.

We have used brokered deposits to facilitate mortgage loan fundings in circumstances when larger than anticipated loan volumes occur and there is limited time to fund the additional loan demand through traditional deposit solicitation. In general, brokered deposits can be obtained in one to three days. The rates paid on these deposits are typically equal to or slightly less than the high end of the interest rates in our market area. Brokered deposits amounted to $1.7 million and $13.9 million as of December 31, 2010 and December 31, 2009, respectively. We have reduced our reliance on brokered deposits which are considered a more volatile source of funding by no longer accepting or rolling over existing brokered deposits.

The following table displays the distribution of the Bank’s deposits at December 31, 2010, 2009 and 2008 (dollars in thousands):

	At December 31,
	2010		2009		2008
	Amount	% of Deposits	Amount	% of Deposits	Amount	% of Deposits

Noninterest-bearing demand deposits	$309	.21%	$199	.13%	$90	.08%
Interest-bearing demand deposits	986	.67	1,157	.76	1,464	1.27
Money-market deposits	33,854	22.83	41,204	27.16	28,009	24.37
Savings	1,814	1.22	1,861	1.24	1,195	1.04

Subtotal	36,963	24.93	44,421	29.29	30,758	26.76

Time deposits:
0.00% – 0.99%	9,046	6.10	$8,056	5.31%	$—	—%
1.00% – 1.99%	83,601	56.40	35,524	23.42	—	—
2.00% – 2.99%	15,455	10.43	52,719	34.76	7,696	6.70
3.00% – 3.99%	987	.67	2,568	1.69	39,678	34.53
4.00% – 4.99%	1,460	.98	7,562	4.99	35,627	31.00
5.00% – 5.99%	726	.49	810	.53	1,146	1.00
6.00% – 6.99%	—	—	22	.01	20	.01

Total time deposits (1)	111,275	75.07	107,261	70.71	84,167	73.24

Total deposits	$148,238	100.00%	$151,682	100.00%	$114,925	100.00%

(1)	Included are Individual Retirement Accounts (IRA’s) totaling $8,745,000 and $8,790,000 at December 31, 2010 and 2009, respectively, all of which are in the form of time deposits.

Deposits of $100,000 or more, or Jumbo Time Deposits, are generally considered a more unpredictable source of funds. The following table sets forth our maturity distribution of deposits of $100,000 or more at December 31, 2010 and 2009 (in thousands):

	At December 31,
	2010	2009

Due three months or less	$14,829	$9,060
Due more than three months to six months	7,036	14,083
More than six months to one year	19,495	25,608
One to five years	9,949	3,887

Total	$51,309	$52,638

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

	Years Ended December 31,
	2010			2009			2008
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Interest-earning assets:
Loans	$129,947	$6,301	4.85%	$158,157	$8,986	5.68%	$162,157	$11,236	6.93%
Securities	45,027	2,409	5.35	89,129	4,985	5.59	76,975	4,183	5.43
Other interest-earning assets (1)	33,555	77	0.23	16,953	35	0.21	4,786	151	3.16

Total interest-earning assets/interest income	208,529	8,787	4.21	264,239	14,006	5.30	243,918	15,570	6.38

Cash and due from banks	1,164			2,176			538
Premises and equipment	2,872			3,017			3,181
Other assets	7,341			1,933			3,234

Total assets	$219,906			$271,365			$250,871

Interest-bearing liabilities:
Savings, NOW and money-market deposits	41,555	486	1.17	38,616	713	1.85	32,291	1,024	3.17
Time deposits	114,817	2,297	2.00	94,838	2,913	3.07	81,461	3,497	4.29
Borrowings (4)	51,194	2,084	4.07	113,175	4,725	4.17	109,961	4,690	4.27

Total interest-bearing liabilities/interest expense	207,566	4,867	2.34	246,629	8,351	3.39	223,713	9,211	4.12

Noninterest-bearing demand deposits	507			449			715
Other liabilities	5,208			3,620			3,478
Stockholders’ equity	6,625			20,667			22,965

Total liabilities and stockholders’ equity	$219,906			$271,365			$250,871

Net interest income		$3,920			$5,655			$6,359

Interest rate spread (2)			1.87%			1.91%			2.26%

Net interest margin (3)			1.88%			2.14%			2.61%

Ratio of average interest-earning assets to average interest-bearing liabilities			1.00			1.07			1.09

(1)	Includes interest-earning deposits with banks, Federal funds sold and Federal Home Loan Bank stock dividends.
(2)	Interest rate spread represents the difference between average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.
(4)	Includes Federal Home Loan Bank advances, junior subordinated debenture and securities sold under an agreement to repurchase.

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

	Year Ended December 31,
		2010 versus 2009
	Increases (Decreases) Due to Change In:
	Rate	Volume	Rate/ Volume	Total
Interest-earning assets:
Loans	$(1,317)	$(1,603)	$235	$(2,685)
Securities	(216)	(2,467)	107	(2,576)
Other interest-earning assets	3	35	4	42

Total interest-earning assets	(1,530)	(4,035)	346	(5,219)

Interest-bearing liabilities:
Savings, NOW and money-market	(261)	54	(20)	(227)
Time deposits	(1,016)	614	(214)	(616)
Other	(119)	(2,588)	66	(2,641)

Total interest-bearing liabilities	(1,396)	(1,920)	(168)	(3,484)

Net interest income	$(134)	$(2,115)	$514	$(1,735)

	Year Ended December 31,
		2009 versus 2008
	Increases (Decreases) Due to Change In:
	Rate	Volume	Rate/ Volume	Total
Interest-earning assets:
Loans	$(2,023)	$(277)	$50	$(2,250)
Securities	123	660	19	802
Other interest-earning assets	(140)	383	(359)	(116)

Total interest-earning assets	(2,040)	766	(290)	(1,564)

Interest-bearing liabilities:
Savings, NOW and money-market	(428)	201	(84)	(311)
Time deposits	(995)	574	(163)	(584)
Other	(99)	136	(2)	35

Total interest-bearing liabilities	(1,522)	911	(249)	(860)

Net interest income	$(518)	$(145)	$(41)	$(704)

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

General. Net loss for the year ended December 31, 2010, was $8,453,000 or $(10.32) per basic and diluted share compared to a net loss of $11,481,000 or $(14.01) per basic and diluted share for the year ended December 31, 2009. This $3.0 million decrease in the Company’s net loss was primarily due to a $12,149,000 decrease in the provision for loan losses partially offset by a net $2.3 million expense associated with downsizing the Company, a $3.9 million reduction in income tax benefit and a $1.1 million increase in professional fees associated with loan foreclosures, workouts, and regulatory matters.

Interest Income. Interest income decreased to $8.8 million for the year ended December 31, 2010 compared to $14.0 million for the year ended December 31, 2009. Interest income on loans decreased to $6.3 million due primarily to a decrease in the average loan portfolio balance and a decrease in the average yield earned in 2010 due to an increase in the average balance of non-performing loans in 2010. Interest on securities decreased by $2.6 million due primarily to a decrease in the average balance of the securities portfolio in 2010.

Interest Expense. Interest expense on deposit accounts decreased to $2.8 million for the year ended December 31, 2010, from $3.6 million for the year ended December 31, 2009. Interest expense on deposits decreased primarily because of a decrease in the average yield paid in 2010 partially offset by an increase in the average balance of deposits. Interest expense on borrowings decreased to $2.1 million for the year ended December 31, 2010 from $4.7 million for the year ended December 31, 2009 due primarily to a decrease in the average balance of borrowings.

Provision for Loan Losses. The provision for the year ended December 31, 2010, was $3.6 million compared to $15.8 million for the same period in 2009. The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the loan portfolio at December 31, 2010. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $3.7 million or 3.16% of loans outstanding at December 31, 2010, compared to $9.4 million, or 6.54% of loans outstanding at December 31, 2009. The decrease in the allowance was due to the use of specific reserves for charge-offs of loans deemed uncollectible. Management believes the balance in the allowance for loan losses at December 31, 2010 is adequate.

Noninterest Income. Total noninterest income increased to $1.4 million for the year ended December 31, 2010, from $(145,000) for the year ended December 31, 2009 primarily due to gains recognized on the sale of securities as part of the downsizing of the Company in the first quarter of 2010 and an other-than-temporary impairment on securities recorded for $179,000 in 2009.

Noninterest Expenses. Total noninterest expenses increased to $9.8 million for the year ended December 31, 2010 from $4.7 million for the year ended December 31, 2009, primarily due to a loss on the early extinguishment of debt associated with the Company’s downsizing, and an increase in professional fees due to legal and consulting expenses associated with loan foreclosure, loan workouts, and regulatory matters, and write-downs on foreclosed real estate, all occurring in the 2010 period.

Income Taxes (Benefit). The income tax expense for the year ended December 31, 2010 was $349,000. The income tax benefit for the year ended December 31, 2009 was $3,501,000.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

General. Net loss for 2009 were $11,481,000, or $14.01 per basic and diluted share, $12 million more than in 2008. The primary factors explaining the decline were a $.5 decrease in noninterest income (expense) coupled with a $14.4 million increase in the provision for loan losses, and a $.7 decrease in net interest income, partially offset by a $4.3 million decrease in income tax expense.

Interest Income. Interest income decreased to $14.0 million for 2009 compared to $15.6 million for 2008. Interest income on loans decreased to $9.0 million due primarily to a decrease in the average loan portfolio balance and a decrease in the average yield earned in 2009. Interest on securities increased by $.8 million due primarily to an increase in the average balance of the securities portfolio in 2009.

Interest Expense. Interest expense on deposit accounts decreased to $3.6 million for 2009, from $4.5 million for 2008. Interest expense on deposits decreased primarily because of a decrease in rates paid in 2009. Interest expense on borrowings remained $4.7 million for 2009 and 2008.

Provision for Loan Losses. The provision for 2009 was $15.8 million compared to $1.4 million for 2008. In 2009, the provision was primarily to reflect the impairment in value of loans in the amount of $5.5 million and charge-offs of $8.3 million. The provision for loan losses is charged to earnings as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $9.4 million or 6.54% of loans outstanding at December 31, 2009, compared to $1.9 million, or 1.18% of loans outstanding at December 31, 2008. Management believes the balance in the allowance for loan losses at December 31, 2009 is adequate.

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

Item 8. Financial Statements

The financial statements of OptimumBank Holding, Inc. as of and for the years ended December 31, 2010 and 2009 are set forth in this Form 10-K as Exhibit 13.1 and contain the following information:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2010 and 2009

Consolidated Statements of Operations for the Years Ended December 31, 2010 and 2009

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009

Notes to Consolidated Financial Statements, December 31, 2010 and 2009 and for the Years Then Ended

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A(T). Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon management’s evaluation of those controls and procedures performed within the 90 days preceding the filing of this Report, our Principal Executive Officer and Chief Financial Officer concluded that, subject to the limitations noted below, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, the Company used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c) Changes in Internal Controls

We have made no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

(d) Limitations on the Effectiveness of Controls

Our management, including our Principal Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

Item 9B. Other Information

The Company did not fail to file any Form 8-K or to disclose any information required to be disclosed therein during the fourth quarter of 2010.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

OptimumBank has a Code of Ethics that applies to its chief executive officer, chief operating officer, chief financial officer (who is also its chief accounting officer) and controller, a copy of which is incorporated by reference into this Form 10-KSB as Exhibit 14.1. This Code of Ethics is also posted on our website at www.optimumbank.com/corpgovernance.html.

The information contained under the sections captioned “Nominees” and “Executive Officers Who Are Not Directors” under “Proposal 1: Election of Directors and Management Information” and “The Board of Directors Meetings and Committees” under “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held in June 2011, to be filed with the SEC pursuant to Regulation 14A within 120 days of the registrant’s fiscal year end (the “Proxy Statement”), is incorporated herein by reference.

Item 11. Executive Compensation

The information contained under the sections captioned “Directors’ Compensation,” “Information Regarding Executive Officer Compensation,” and “Certain Relationship and Related Transactions,” in the Proxy Statement, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information contained under the section captioned “Information Regarding Beneficial Ownership of Principal Shareholders, Directors and Management” in the Proxy Statement is incorporated herein by reference.

We had one compensation plan under which shares of our common stock were issuable at December 31, 2010. This plan is our Stock Option Plan, previously approved by our stockholders. The following table sets forth information as of December 31, 2010 with respect to the number of shares of our common stock issuable pursuant to this plan.

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities Reflected in Column (a)

Equity compensation plans approved by security holders	69,132	$30.05	66,794

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the section captioned “Certain Relationships and Related Transactions,” and sections captioned “Director Independence” and “The Board of Directors Meetings and Committees” under “Corporate Governance” in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information contained under the section captioned “Independent Accountants” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The financial statements of OptimumBank Holding, Inc. as of and for the years ended December 31, 2010 and 2009 are set forth in this Form 10-K as Exhibit 13.1 and contain the following information:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2010 and 2009

Consolidated Statements of Operations for the Years Ended December 31, 2010 and 2009

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009

Notes to Consolidated Financial Statements, December 31, 2010 and 2009 and for the Years Then Ended

(2) See Exhibit Index.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this 10-K report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lauderdale, State of Florida, on the 15th day of April 2011.

OPTIMUMBANK HOLDINGS, INC.

/s/ Richard L. Browdy
Richard L. Browdy
President and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 15, 2011.

Signature	Title

/s/ Richard L. Browdy Richard L. Browdy	Director

/s/ Sam Borek Sam Borek	Director and Chairman of the Board

/s/ Jerry Grace Jerry Grace	Director

/s/ Wendy Mitchler Wendy Mitchler	Director

/s/ Larry Willis Larry Willis	Director

/s/ Robert Acri Robert Acri	Director

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation (incorporated by reference from Current Report on Form 8- K filed with the Securities and Exchange Commission (“SEC”) on May 11, 2004

3.2	Articles of Amendment to the Articles of Incorporation, effective as of January 7, 2009 (Incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 31, 2009)

3.3	Articles of Amendment to the Articles of Incorporation, effective as of November 5, 2010 (Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K, filed with the SEC on November 5, 2010)

4.3	Bylaws (incorporated by reference from Current Report on Form 8-K filed with the SEC on May 11, 2004

4.1	Form of stock certificate (incorporated by reference from Quarterly Report on Form 10- QSB filed with the SEC on August 12, 2004)

10.1	Amended and Restated Stock Option Plan (incorporated by reference from Annual Report on Form 10-KSB filed with the SEC on March 31, 2006)

10.2	Stipulation to Entry of Consent Order and Consent Order between OptimumBank, Federal Deposit Insurance Corporation and State of Florida Office of Financial Regulation dated April 16, 2010 (incorporated by reference from current report on Form 8-K filed with the SEC on April 26, 2010)

10.3	Agreement between OptimumBank, Albert J. Finch and Richard L. Browdy dated June 14, 2002 (incorporated by reference from Registration Statement on Form 10-SB under the Exchange Act, filed with the Federal Deposit Insurance Corporation on March 28, 2003) (a)

10.4	Written Agreement by and between OptimumBank Holdings, Inc. and Federal Reserve Bank of Atlanta dated June 22, 2010 (incorporated by reference from Quarterly Report on Form 10-Q filed with the SEC on November 15, 2010)

13.1	Consolidated Financial Statements of OptimumBank Holdings, Inc. and Report of Independent Registered Public Accounting Firm

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated by reference from Annual Report on Form 10-K filed with the SEC on March 31, 2010)

21.1	Subsidiaries of the Registrant

31.1	Certification of Principal Executive and Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Principal Executive and Principal Financial Officer under §906 of the Sarbanes-Oxley Act of 2002

(a)	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.