Form 10-K/A
period 2010-12-31
OptimumBank Holdings, Inc.
filed 2011-04-29
CIK 1288855

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amended Report”) to the Annual Report on Form 10-K for the year ended December 31, 2010 (“Original 10-K”) of OptimumBank Holdings, Inc. (the “Company”) is being filed with the Securities and Exchange Commission:

•	to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K; and

•	to update the Table of Contents to reflect the above changes.

Except for the foregoing, this Amendment No. 1 on Form 10-K/A speaks as of the filing date of the Original 10-K and does not update or discuss any other Company developments after the date of the Original 10-K.

This Amended Report restates only those portions of the Original 10-K affected by the above changes. This Amended Report includes a currently-dated certification from the Company’s Chief Executive Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Our Directors

The following individuals are our current directors.

Robert C. Acri, 53, became a director of the Company in October 2010. Since 2001, Mr. Acri has served as President since 2001 of Kenilworth Asset Management, LLC, an Illinois-based asset management and advisory firm servicing high net worth individuals founded by Mr. Acri. Prior to his service with Kenilworth Asset Management, LLC, Mr. Acri served in various management capacities, including portfolio manager, with various financial institutions and firms, including Chicago Investment Group, LLC; Harris Bank; Wintrust Asset Management, Lake Forest, IL; Northern Trust Bank; Van Kampen Investments; Beaven Companies; and Stanford Companies. He was also associated with the law firm of Carrane, Freifeld and Uruba, Esq. Mr. Acri received a Bachelor of Arts degree from Hope College in Holland, Michigan in 1979, a Law Degree from The John Marshall Law School in Chicago and an M.B.A. from Northwestern University in Evanston, Illinois. He is a member of the Illinois Bar and holds Securities Series 7, 24, 65, and 66 licenses.

Sam Borek, 60, has served as Chairman of the Board of the Company since December 2009, and a director of the Company since March 2004, and of OptimumBank since August 2001. Mr. Borek has served since 1977 as the managing partner of the law firm of Borek & Goldhirsh in Wilmette, Illinois. From 1998 to 2006, Mr. Borek served as a director, and from 2004 to 2006, as Chairman of the Board, of NCB Holdings, Inc., a bank holding company located in Chicago, Illinois. Mr. Borek received a Bachelor of Arts degree from the University of Illinois Urbana in 1972 and a Juris Doctor from the DePaul University School of Law in 1975 and has practiced law in Illinois for the past 33 years. Mr. Borek is very involved in community activities, including prior service as President of the Niles Township School Board for High School District 219, member of the Executive Board of the Niles Township Legislative Coalition, and Director of the Midwest Friends of Israel Sport Center for the Disabled and Maccabi USA Sports for Israel.

Richard L. Browdy, 57, has served as the President, Chief Operating Officer, Chief Financial Officer, and director of the Company since March 2004, and of OptimumBank since October 2000. Mr. Browdy has been in banking for 36 years. Prior to commencing OptimumBank’s organization process, he served as Executive Vice President and Chief Financial Officer of Enterprise National Bank of Palm Beach, located in Palm Beach Gardens, Florida in 1998. Mr. Browdy served on Enterprise’s Loan and Credit Committees, chaired the Asset/Liability Committee and was a member of Enterprise’s Management Operations and EDP Committees. From 1997 to 1998, Mr. Browdy worked as a consultant. Prior to his consulting practice, Mr. Browdy was employed with Suncoast Savings and Loan Association of Hollywood, Florida, from its inception in 1985 to the merger of the institution with BankUnited of Coral Gables, Florida in 1996 and remained with BankUnited until 1997. Mr. Browdy served in various capacities with Suncoast serving finally as Executive Vice President and Chief Financial Officer. In the last five years of Mr. Browdy’s employment with Suncoast, the Finance Division, Retail Banking Division, Administrative Services Department, and Management Information Systems Department reported to Mr. Browdy. During Mr. Browdy’s eleven-year tenure at Suncoast, Suncoast originated and purchased over $10 billion in residential loans and over $300 million in commercial real estate loans. From 1979 to 1985, Mr. Browdy was employed with Financial Federal Savings and Loan Association serving finally as Vice President and Accounting Manager. From 1973 to 1979, Mr. Browdy was employed by American Savings and Loan Association of Miami Beach, Florida serving finally as Vice President and Controller. Mr. Browdy currently serves as President of Temple Beth Ahm Israel in Cooper City, Florida. Mr. Browdy graduated from Florida International University in 1976 with a Bachelor of Business in Accounting. Mr. Browdy is an inactive Certified Public Accountant in the State of Florida.

Jerry L. Grace, 69, joined the board of directors of the Company in October 2010. Mr. Grace is a private investor and consultant in the financial and real estate industries. From 1998 to 2002, Mr. Grace served as the Senior Vice President of Investor Relations and a director of CNG Financial in Cincinnati, Ohio. From 1984 to 1998, he served as the Senior Vice President, Treasurer and Chief Financial Officer for Provident Financial Group in Cincinnati, Ohio, an $8 billion bank holding company. His responsibilities included bank regulatory and SEC reporting, Treasury functions, asset securitization, and investment banking activities. Prior to 1984 he was employed by Girard Bank, Kidder Peabody, McDonald & Company and The Proctor & Gamble Company. He has served as Past Chair and was a fifteen year board member of Talbert House in Cincinnati and UCATS Board member at University of Cincinnati. He is a graduate of Ohio Wesleyan University with a B.A. in Economics with minors in English, History and Philosophy. He received his Masters degree in Finance from University of Cincinnati and was a Beta Gamma Sigma Honorary Scholar.

Larry Willis, 58, has been a director of the Company since its incorporation in March 2004, and of OptimumBank since August 2001. Mr. Willis has served as the Vice President of Annette Willis Insurance Agency, Inc. in Miami, Florida since 1980. He has also served as President of the Willis Family Stables since 1994. Mr. Willis received a Bachelor of Science and a Master of Science in Electrical Engineering from the University of Miami in Coral Gables, Florida.

Wendy Mitchler, 57, has been a director of the Company and OptimumBank since January 2005. She has been the owner of the law firm of Wendy Mitchler, Attorney at Law, located in Fort Lauderdale, Florida, since 1999, and has served as outside counsel to OptimumBank and the Company since 2000. From 1997 to 1999, she served as Controller and General Counsel to Electropharmacology, Inc., a Gainesville, Florida- based publicly held biotechnology company. From 1989 to 1996, she served as Senior Vice President and General Counsel to Suncoast Savings and Loan Association, a Hollywood, Florida- based publicly held savings association. From 1986 to 1989, she served as the Savings and Loan Administrator with the State of Florida Department of Banking and Finance, Division of Banking, and from 1984 to 1986, as assistant general counsel to the State of Florida, Office of Comptroller. From 1983 to 1984, she served as an associate attorney with Stuzin and Camner, PA, a Miami, Florida based firm specializing in the representation of financial institutions, and from 1977 to 1979, as a staff auditor with the public accounting firm of Deloitte, Haskins and Sells. Ms. Mitchler received B.B.A. and M.B.A. degrees in Accounting from Florida Atlantic University and a J.D. in Law from University of Florida. Ms. Mitchler was previously licensed as a Certified Public Accountant in the State of Florida from 1977 to 1990.

Executive Officers Who Are Not Directors. We have two executive officers who are not directors of the Company.

Thomas A. Procelli, 56, has served as the Executive Vice President and Chief Technology Officer of OptimumBank since its inception in October 2000 and as a director of OptimumBank since October 2010. Mr. Procelli has been in banking for 34 years and has a diverse background in operations, information systems, compliance and audit. Prior to his service with OptimumBank, he was Executive Vice President and Operations Officer for Enterprise National Bank of Palm Beach, located in Palm Beach Gardens, Florida, from March 1998 to August, 2000. Responsibilities included back office operations, information technology, and regulatory compliance. From 1997 to 1998, Mr. Procelli worked as a project manager for Fiserv - Mortgage Products Division of Fort Lauderdale, Florida and as an independent consultant for BankUnited, FSB of Coral Gables, Florida. From 1992 to 1996, Mr. Procelli served as Director of Data Processing for Suncoast Savings and Loan Association of Hollywood, Florida. In 1991, Mr. Procelli worked as a contingency planning consultant for Consolidated Bank located in Hialeah, Florida. During the ten year period of 1980 to 1990, Mr. Procelli was employed nine years with American Savings and Loan Association, FSB, of Miami, Florida, serving finally as Vice President of Corporate Development after managing several other departments, including Office Automation, Methods and Analysis, and Information Systems Auditing. In 1985, Mr. Procelli served as the Manager of the Computer Audit Assistance Group for the West Palm Beach, Florida office of the public accounting firm of Coopers & Lybrand. Prior to 1980, Mr. Procelli held auditing positions at Intercontinental Bank, Miami Beach, Florida; European American Bank, New York; and, National Westminster Bank USA, New York. Mr. Procelli received his MBA in Finance in 1979 and his BBA degree in Accounting in 1976 from Hofstra University located in Hempstead, New York.

Howard Zusman, 60, joined OptimumBank in August 2010 as Senior Vice President, Lending and Credit Administration, and will serve as the Bank’s Chief Lending and Credit Officer upon his approval by the Federal Deposit Insurance Corporation (“FDIC”). Mr. Zusman is a highly experienced commercial lender with 35 years’ experience in the South Florida market. He has a proven track record in generating and maintaining strong client relationships in loan and deposit production, as well as successfully managing professional and administrative staff. He previously served as Senior Vice President and Commercial Relationship Manager for CNL Bank in Miami, and held senior lending positions at Colonial Bank, NA, Union Bank of Florida, BankAtlantic in Fort Lauderdale, Mega Bank in Miami, Eagle National Bank in Miami and American Savings in Miami. He was the senior real estate lender at both Mega Bank and Eagle National Bank responsible for all production, administration and work out of all types of real estate and commercial loans. Mr. Zusman received his B.B.A. from the University of Miami and his M.B.A. from Southern Methodist University located in Dallas, Texas where he was elected to Beta Gamma Sigma business Honor Society. He holds the following licenses: Mortgage Broker license, Real Estate Sales Associate license and is a Notary Public, each issued by the State of Florida.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s executive officers and directors, as well as persons who own 10% or more of a class of the Company’s equity securities, file reports of their ownership of the Company’s securities, as well as statements of changes in such ownership, with the SEC. The Company believes that all such filings required during 2010 were made on a timely basis.

Audit Committee

The Audit Committee of the Board of Directors is responsible for the oversight of the Company’s financial and accounting reporting processes and the audits of the Company’s financial statements. The Audit Committee is currently composed of three non-employee directors and operates under a written charter adopted and approved by the Board of Directors. Jerry Grace, Chairman, Larry Willis and Robert Acri make up the Board’s Audit Committee. A copy of the current Audit Committee Charter can be viewed on our Web site at www.optimumbank.com/corpgovernance.html.

The Board has determined that each member of the Audit Committee is financially literate and independent in accordance with the more stringent NASDAQ listing standards applicable to audit committee members. The Board considered that Mr. Willis is an executive officer of an insurance agency which is used by the Company to obtain commercial property and liability insurance. The Board determined that such payments are not indirect compensatory fees to Mr. Willis, and Mr. Willis is therefore independent under the standards applicable to audit committee members. The Board also has determined that Jerry Grace is an “audit committee financial expert” as defined by SEC rules.

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

Item 11. Executive Compensation

Director Compensation

Mr. Browdy, as a salaried employee in 2010, received no compensation for serving as a director, except that he, like all directors, was eligible to receive reimbursement of reasonable expenses incurred in attending Board and committee meetings. During fiscal year 2010, each director, other than Mr. Browdy, received compensation for serving on the Board of Directors and committees of the Board as follows:

•

A fee of $500 for each Company regularly scheduled monthly meeting attended. Since the Boards of the Company and the Bank generally meet on the same day for their regularly scheduled monthly meetings, no meeting fees are paid for attendance by Bank directors at Bank board meetings. No meeting fees are paid for attendance at special Board or Board committee meetings.

Name	Cash Awards ($)	All Other Compensation		Option Awards ($)(1)	Total ($)

Sam Borek	6,000.00			—	6,000.00
Wendy Mitchler	6,000.00	168,000.00	(2)	—	174,000.00
Larry Willis	6,000.00			—	6,000.00
Robert Acri	1,500.00			—	1,500.00
Jerry Grace	1,500.00			—	1,500.00

(1)	No option awards were made to the directors in 2010. The table below shows the aggregate number of shares underlying outstanding stock options held by the named directors at December 31, 2010.

Sam Borek	7,596
Wendy Mitchler	4.557
Larry Willis	7,596
Robert Acri	—
Jerry Grace	—

The options have a 10-year term. The exercise price is 100 percent of the fair market value on the date of grant. All these nonqualified options are fully exercisable.

(2)	Represents consulting fees paid to Mr. Borek during 2010 for assuming additional responsibilities due to resignation of former Chief Executive Officer.

Executive Officer Compensation

The following table shows the compensation paid by the Company to its executive officers for 2010 and 2009.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	All Other Compensation($)(2)		Total Compensation ($)

Richard L. Browdy President and Chief Financial Officer	2010	212,950	(1)	0	27,191	(4)	240,141
	2009	236,900		0	52,946	(3)(4)	289,846

Thomas A. Procelli Executive Vice President, OptimumBank	2010	144,200		0	19,123		148,526
	2009	144,200		0	19,123	(3)(5)	163,323

Howard Zusman Executive Vice President, OptimumBank	2010	65,625	(6)	0	0		65,625

(1)	Mr. Browdy’s annual base salary was reduced by approximately 20% in June 2010, to $189,000.
(2)	Amounts included in this column include simple IRA plan matching contributions made by Company to executives’ accounts as follows: for Mr. Browdy, $6,589 in 2010 and $7,107 in 2009; and for Mr. Procelli, $4,326 in 2010 and $4,326 in 2009. The Company matches the first 3% of the salary contributed by each Company employee to the plan each year.
(3)	Includes payments of $17,202 for Mr. Browdy; and $13,498 for Mr. Procelli under the executive medical reimbursement plan.
(4)	Includes reimbursement of life insurance premiums of $3,140 each year under agreement with Albert Finch, former CEO and Chairman of the Board, and the Company, $17,462 and $24,627 for the employee’s personal use of a company-owned automobile in 2010 and 2009, respectively, and health club membership dues in 2009.
(5)	Includes health club membership dues.
(6)	Mr. Zusman joined the Bank in August 2010 at an annual base salary of $180,000.

Stock Options. No stock options were granted to any of the executive officers in 2010. The following table sets forth certain information about the stock options held by the Company’s three executive officers at December 31, 2010.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2010

		Option Awards

		Number of Securities Underlying Unexercised Options at 12/31/09	Number of Securities Underlying Unexercised Options at 12/31/09
Name	Grant Date	(#) Exercisable	(#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Howard Zusman	—	—	—	—	—

Richard L. Browdy	12/27/01	30,388	0	5.00	12/26/11
	10/31/02	15,194	0	6.75	10/30/12
	6/30/04	30,388	0	10.00	6/29/14
	12/29/05	24,310	0	10.00	12/28/15

Thomas A. Procelli	12/27/01	12,156	0	5.00	12/26/11
	10/31/02	6,078	0	6.75	10/30/12
	6/30/04	6,078	0	10.00	6/29/14
	12/29/05	6,078	0	10.00	12/28/15

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

This following table sets forth information regarding the beneficial ownership of the common stock as of April 15, 2011, for:

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

In addition, shares of common stock issuable upon exercise of options beneficially owned that are exercisable within sixty days of April 15, 2011, are deemed outstanding for the purpose of computing the percentage ownership of the person holding those options and other rights, and the group as a whole, but are not deemed outstanding for computing the percentage ownership of any other person.

Name and Address* of Beneficial Owners	Number of Shares Beneficially Owned		Percent of Class(10)
Directors and Executive Officers:

Sam Borek, Chairman of the Board	53,549	(1)	6.48%

Richard L. Browdy, President, Chief Financial Officer and Director	29,419	(2)	3.48%

Larry Willis, Director	26,898	(3)	3.25%

Wendy Mitchler, Director	14,767	(4)	.90%

Jerry Grace, Director	—		—

Robert Acri, Director	—		—

Thomas A. Procelli, Executive Vice President and Director of OptimumBank	12,101	(5)	1.46%

Howard Zusman, Senior Vice President of Lending, OptimumBank	—		—

All directors and executive officers as a group (9 persons)	136,733	(6)(7)	15.68%

Other Greater than 5% Shareholders

H. David Krinsky	86,824	(8)	10.60%

Hillard Garlovsky	56,299	(9)	6.87%

*	Unless otherwise indicated, the address of each of the Company’s directors and executive officers is OptimumBank Holdings, Inc., 2477 East Commercial Boulevard, Fort Lauderdale, Florida 33308.

Notes to beneficial ownership table:

(1)	Includes options to acquire 7,596 shares of common stock; 225 shares held by wife; 10,119 shares held by an entity controlled by reporting person; and 22,848 shares pledged as security.
(2)	Includes options to acquire 25,069 shares of common stock; 62 shares held by children.
(3)	Includes options to acquire 7,596 shares of common stock; 31 shares held by daughter and 17,445 shares held by an entity controlled by reporting person.
(4)	Includes options to acquire 4,557 shares of common stock.
(5)	Includes options to acquire 7,596 shares of common stock, and 53 shares held by wife.
(6)	Includes options to acquire 52,413 shares of common stock.
(7)	Calculated based on 819,411 shares of common stock outstanding as of December 2, 2010, plus options exercisable within sixty days of December 2, 2010 for the individual or the group, as applicable.
(8)

The ownership information is based on a Form 4 dated September 1, 2009, filed with the SEC by H. David Krinsky, whose address is c/o Maxim Properties, Inc., 286 Madison Avenue, 12th Floor, New York, NY 10017. Includes 3,039 shares held by an entity controlled by reporting person and 2,432 shares held by children.

(9)	The ownership information is based entirely on the information contained in a Schedule 13G, dated January 25, 2009, filed with the SEC by Hillard Garlovsky, whose address is 1761 Clendenin, Riverwoods, IL 60015.
(10)	Calculated based on 819,358, shares of common stock outstanding as of April 15, 2011, plus options exercisable within sixty days of April 15, 2011 for the individual or the group, as applicable.

We had one compensation plan under which shares of our common stock were issuable at December 31, 2010. This plan is our Stock Option Plan and was previously approved by our stockholders. The following table sets forth information as of December 31, 2010 with respect to the number of shares of our common stock issuable pursuant to the Stock Option Plan:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities Reflected in Column (a)

Equity compensation plans approved by security holders	69,132	$30.05	66,147

Total	69,132	$30.05	66,147

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

Loans to Officers, Directors and Affiliates. The Bank offers loans in the ordinary course of business to its directors and employees, including executive officers, their related interests and immediate family members. Applicable law and Bank policy require that these loans be on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties, and must not involve more than the normal risk of repayment or present other unfavorable features. Loans to individual employees, directors and executive officers must also comply with the Company’s lending policies and statutory lending limits, and directors with a personal interest in any loan application are excluded from the consideration of such loan application.

None of the current directors or executive officers of the Company or the Bank have loans outstanding from the Company.

Legal Services From Wendy Mitchler. Since 2000, the Company has retained Wendy Mitchler, Attorney at Law, as general counsel. Wendy Mitchler, a director of the Company, is the owner of the law firm of Wendy Mitchler, Attorney at Law. During 2010 and 2009, the Company paid the law firm approximately $220,180 and $104,500, respectively, in legal fees for various legal matters. In addition, payments totaling approximately $900 in 2009 were made by borrowers to the law firm in connection with loan closings for the Bank.

Employment of Michel Vogel. Michel Vogel, who is the son-in-law of Richard Browdy, the Company’s President and director, is employed by the Bank as Vice President, Lending, and Senior Relationship Manager. He was paid approximately $103,578 and $90,640 for his services during 2010 and in 2009, respectively. In September 2010, Mr. Vogel’s annual base salary was increased to $135,000.

Consulting Services from Sam Borek. Since December 2009, the Company has paid Sam Borek, Chairman of the Board, a monthly consulting fee of $14,000 in consideration of Mr. Borek’s assumption of increased responsibilities due to the former Chief Executive Officer’s retirement in November 2009 with no other individual assuming that position. Amounts paid as consulting fees to Mr. Borek in 2009 and 2010 were $14,000 and $168,000, respectively. There is no written agreement between the Company and Mr. Borek regarding the amount or continuation of such fees.

Directors’ Independence

The Board of Directors analyzed the independence of each director and determined that the following directors meet the standards of independence of applicable NASDAQ Stock Market (“NASDAQ”) listing standards: Larry Willis, Jerry Grace and Robert Acri. The Board considered that Mr. Willis is an executive officer of an insurance agency which is used by the Company to obtain commercial property and liability insurance. Richard L. Browdy, who is an employee of the Company, Wendy Mitchler, who serves as outside counsel for the Company, and Sam Borek, Chairman of the Board, who also serves as a consultant for the Company, are not considered independent directors.

Committee Members’ Independence

Compensation Committee. The Compensation Committee consists of Larry Willis, Chair, and Jerry Grace and Robert Acri, all of whom are considered independent under the NASDAQ listing standards. The Compensation Committee operates under written charter adopted and approved by the Board of Directors. A copy of the current Compensation Committee Charter can be viewed on our Web site at www.optimumbank.com/corpgovernance.html.

Nominating Committee. The Company has no formal nominating committee or nominating committee charter but, rather, the three independent members of the Board, Messrs. Larry Willis, Jerry Grace and Robert Acri, perform the functions of a nominating committee.

Audit Committee. Jerry Grace, Chair, Larry Willis and Robert Acri make up the Board’s Audit Committee. The Board has determined that each member of the Audit Committee is independent in accordance with the more stringent NASDAQ standards applicable to members of audit committees. The Board considered that Mr. Willis is an executive officer of an insurance agency which is used by the Company to obtain commercial property and liability insurance. The Board determined that such payments are not indirect compensatory fees to Mr. Willis, and Mr. Willis is therefore independent under the standards applicable to audit committee members.

Item 14. Principal Accounting Fees and Services

Audit and Tax Fees

Hacker, Johnson & Smith PA (“Hacker Johnson”), the Company’s independent registered public accounting firm, audited the Company’s consolidated financial statements for the year ended December 31, 2010.

The following table is a summary of the fees billed to the Company by Hacker, Johnson & Smith PA for professional services rendered for the years ended December 31, 2010 and 2009:

Fee Category	2010 Fees	2009 Fees
Audit Fees	$57,500	$69,900
Tax Fees	$7,000	$6,500

Total Fees	$64,500	$75,500

Audit Fees. Consists of fees billed for professional services rendered for the audit of the Company’s financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Hacker, Johnson & Smith, PA in connection with statutory and regulatory filings or engagements.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this 10-K/A report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lauderdale, State of Florida, on

Dated: April 29, 2011

OPTIMUMBANK HOLDINGS, INC.

/s/ Richard L. Browdy
Richard L. Browdy
President and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

32.1.1	Certification of Principal Executive and Principal Financial Officer under §906 of the Sarbanes-Oxley Act of 2002