Form 10-Q
period 2011-03-31
OptimumBank Holdings, Inc.
filed 2011-05-12
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 819,358 shares of Common Stock, $.01 par value, issued and outstanding as of May 10, 2011

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item  1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Cash and due from banks	$433	$1,027
Interest-bearing deposits with banks	965	186
Federal funds sold	9,560	13,154

Total cash and cash equivalents	10,958	14,367

Securities held to maturity (fair value of $51,786 and $48,839)	52,788	51,057
Loans, net of allowance for loan losses of $3,520 and $3,703	106,069	113,542
Federal Home Loan Bank stock	3,173	3,173
Premises and equipment, net	2,767	2,796
Foreclosed real estate, net	6,183	3,215
Accrued interest receivable	559	644
Income taxes receivable	772	772
Other assets	532	739

Total assets	$183,801	$190,305

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	443	309
Savings, NOW and money-market deposits	36,966	36,654
Time deposits	104,889	111,275

Total deposits	142,298	148,238

Federal Home Loan Bank advances	31,700	31,700
Junior subordinated debenture	5,155	5,155
Advanced payment by borrowers for taxes and insurance	891	806
Official checks	1,192	815
Other liabilities	887	756

Total liabilities	182,123	187,470

Stockholders’ equity:
Preferred stock, no par value; 6,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,500,000 shares authorized,
819,358 shares issued and outstanding	8	8
Additional paid-in capital	19,071	19,071
Accumulated deficit	(17,401)	(16,244)

Total stockholders’ equity	1,678	2,835

Total liabilities and stockholders’ equity	$183,801	$190,305

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Interest income:
Loans	$1,289	$1,901
Securities	529	930
Other	15	14

Total interest income	1,833	2,845

Interest expense:
Deposits	550	758
Borrowings	380	884

Total interest expense	930	1,642

Net interest income	903	1,203

Provision for loan losses	34	692

Net interest income after provision for loan losses	869	511

Noninterest income:
Service charges and fees	10	11
Gain on sale of securities	—	1,344
Other	6	7

Total noninterest income	16	1,362

Noninterest expenses:
Salaries and employee benefits	476	422
Occupancy and equipment	133	152
Data processing	52	48
Professional fees	390	298
Insurance	114	14
Stationary and supplies	9	11
Foreclosed real estate expenses	391	42
Regulatory assessment	221	188
Loss on early extinguishment of debt	—	3,699
Other	256	105

Total noninterest expenses	2,042	4,979

Net loss	$(1,157)	$(3,106)

Net loss per share:
Basic	$(1.41)	$(3.79)

Diluted	$(1.41)	$(3.79)

Dividends per share	$—	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2011 and 2010

(Dollars in thousands)

			Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount

Balance at December 31, 2009	3,276,842	$33	$19,046	$(7,791)	$11,288

Net loss for the three months ended March 31, 2010 (unaudited)	—	—	—	(3,106)	(3,106)

Balance at March 31, 2010 (unaudited)	3,276,842	$33	$19,046	$(10,897)	$8,182

Balance at December 31, 2010	819,358	$8	$19,071	$(16,244)	$2,835

Net loss for the three months ended March 31, 2011 (unaudited)	—	—	—	(1,157)	(1,157)

Balance at March 31, 2011 (unaudited)	819,358	$8	$19,071	$(17,401)	$1,678

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,157)	$(3,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33	44
Provision for loan losses	34	692
Gain on sale of securities	—	(1,344)
Loss on early extinguishment of debt	—	3,699
Net amortization of fees, premiums and discounts	(69)	(2)
Decrease in accrued interest receivable	85	177
Decrease (increase) in other assets	207	(69)
Loss on sale of foreclosed real estate	166	—
Write-down of foreclosed real estate	180	—
Increase (decrease) in official checks and other liabilities	508	(192)

Net cash used in operating activities	(13)	(101)

Cash flows from investing activities:
Purchases of securities held to maturity	(5,048)	—
Principal repayments of securities held to maturity	3,405	2,585
Proceeds from sale of securities	—	45,428
Net decrease in loans	2,463	1,710
Purchases of premises and equipment	(4)	(7)
Proceeds from sale of foreclosed real estate, net	1,643	—

Net cash provided by investing activities	2,459	49,716

Cash flows from financing activities:
Net (decrease) increase in deposits	(5,940)	8,590
Net decrease in other borrowings	—	(44,764)
Repayment of Federal Home Loan Bank advances	—	(16,735)
Net increase in advanced payments by borrowers for taxes and insurance	85	207

Net cash used in financing activities	(5,855)	(52,702)

Net decrease in cash and cash equivalents	(3,409)	(3,087)

Cash and cash equivalents at beginning of the period	14,367	36,784

Cash and cash equivalents at end of the period	$10,958	$33,697

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Three Months Ended March 31,
	2011	2010
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$902	$1,794

Income taxes	$—	$—

Noncash transaction-
Loans transferred to foreclosed real estate	$4,957	$536

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General. OptimumBank Holdings, Inc. (the “Holding Company”) is a one-bank holding company and owns 100% of OptimumBank (the “Bank”), a state (Florida)-chartered commercial bank. The Bank’s wholly-owned subsidiaries are OB Real Estate Management, LLC, OB Real Estate Holdings, LLC and OB Real Estate Holding 1503, LLC, all of which were formed in 2009 and OB Real Estate Holdings 1695, OB Real Estate Holdings 1669, OB Real Estate Holdings 1645 and OB Real Estate Holdings 1565, all formed in 2010. The Holding Company’s only business is the operation of the Bank and its subsidiaries (collectively, the “Company”). The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of community banking services to individual and corporate customers through its three banking offices located in Broward County, Florida. OB Real Estate Management, LLC is primarily engaged in managing foreclosed real estate. This subsidiary had no activity in 2011 and 2010. All other subsidiaries are primarily engaged in holding and disposing of foreclosed real estate.

In the opinion of the management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2011, and the results of operations and cash flows for the three-month periods ended March 31, 2011 and 2010. The results of operations for the three months ended March 31, 2011, are not necessarily indicative of the results to be expected for the full year.

Going Concern. The Company’s recent and continuing increases in nonperforming assets, declining net interest margin, continuing high levels of noninterest expenses related to the credit problems, and eroding regulatory capital raise substantial doubt about the Company’s ability to continue as a going concern.

The Bank has not complied with its regulatory capital requirements set forth in the Consent Order issued by the FDIC and the Florida Office of Financial Regulation (“OFR”) discussed in Note 9, as well as the FDIC regulatory framework for prompt corrective action. The Company needs to raise substantial additional capital for it return to profitability and continue operations. Since January 2011, the Company has conducted a private placement offering of its common stock to increase regulatory capital. There can be no assurance, however, that the Company will raise sufficient capital, if any, in the private placement offering, to meet the Bank’s capital requirements. Further, there can be no assurance that other financing alternatives or recapitalization plans will be available, forthcoming or successfully implemented, or receive regulatory approval. If the Company is unable to raise capital and the Bank’s regulatory capital levels continue to decline, the regulators may take additional enforcement action against the Bank, including placing the Bank into conservatorship or receivership, to protect the interests of depositors insured by the FDIC.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities. Securities have been classified according to management’s intent. The carrying amount of securities and approximate fair values are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held to Maturity:
At March 31, 2011:
Mortgage-backed securities	$52,688	$142	$(1,144)	$51,686
State of Israel bond	100	—	—	100

	$52,788	$142	$(1,144)	$51,786

At December 31, 2010:
Mortgage-backed securities	$50,957	$130	$(2,348)	$48,739
State of Israel bond	100	—	—	100

	$51,057	$130	$(2,348)	$48,839

During the first quarter of 2010, the Company sold twenty-two securities in order to downsize and deleverage its balance sheet. This action was taken in an effort to comply with a significant increase in the regulatory capital requirements imposed on the Bank under a Consent Order issued by the FDIC and OFR (see Note 9). The securities were sold for gross proceeds of $45.4 million. A gain of $1.3 million was recognized from the sale of these securities.

Securities with gross unrealized losses at March 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Held to Maturity-
Mortgage-backed securities	$221	$18,050	$923	$17,853

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities, Continued. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. A security is impaired if the fair value is less than its carrying value at the financial statement date. When a security is impaired, the Company determines whether this impairment is temporary or other-than-temporary. In estimating other-than-temporary impairment (“OTTI”) losses, management assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in operations. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in operations is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive loss. Management utilizes cash flow models to segregate impairments to distinguish between impairment related to credit losses and impairment related to other factors. To assess for OTTI, management considers, among other things, (i) the severity and duration of the impairment; (ii) the ratings of the security; (iii) the overall transaction structure (the Company’s position within the structure, the aggregate, near-term financial performance of the underlying collateral, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, and discounted cash flows); and (iv) the timing and magnitude of a break in modeled cash flows.

In evaluating mortgage-backed securities with unrealized losses greater than twelve months, management utilizes various resources, including input from independent third party firms to perform an analysis of expected future cash flows. The process begins with an assessment of the underlying collateral backing the mortgage pools. Management develops specific assumptions using as much market data as possible and includes internal estimates as well as estimates published by rating agencies and other third-party sources. The data for the individual borrowers in the underlying mortgage pools are generally segregated by state, FICO score at issue, loan to value at issue and income documentation criteria. Mortgage pools are evaluated for current and expected levels of delinquencies and foreclosures, based on where they fall in the proscribed data set of FICO score, geographics, LTV and documentation type and a level of loss severity is assigned to each security based on its experience. The above-described historical data is used to develop current and expected measures of cumulative default rates as well as ultimate loss frequency and severity within the underlying mortgages. This reveals the expected future cash flows within the mortgage pool. The data described above is then input to an industry recognized model to assess the behavior of the particular security tranche owned by the Company. Significant inputs in this process include the structure of any subordination structures, if applicable, and are dictated by the structure of each particular security as laid out in the offering documents. The forecasted cash flows from the mortgage pools are input through the security structuring model to derive expected cash flows for the specific security owned by the Company to determine if the future cash flows are expected to exceed the book value of the security. The values for the significant inputs are updated on a regular basis. Based on management’s analysis, there was no OTTI charge during 2010 or 2011. In 2009, an OTTI charge of $179,000 was recorded on five securities with a carrying value of $8,120,000 at March 31, 2011. There have been no subsequent OTTI charges related to these securities since 2009.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities, Continued. The unrealized losses on fourteen investment securities were caused by market conditions. It is expected that the securities would not be settled at a price less than the book value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(3)	Loans. The components of loans are as follows (in thousands):

	At March 31, 2011	At December 31, 2010

Residential real estate	$37,697	$40,130
Multi-family real estate	4,186	4,213
Commercial real estate	53,166	55,119
Land and construction	14,058	17,292
Consumer	337	358

Total loans	109,444	117,112

Add (deduct):
Net deferred loan fees, costs and premiums	146	134
Loan discounts	(1)	(1)
Allowance for loan losses	(3,520)	(3,703)

Loans, net	$106,069	$113,542

An analysis of the change in the allowance for loan losses for the periods ended March 31, 2011 and 2010 follows (in thousands):

	Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Land And Construction	Consumer	Total	At March 31, 2010

Beginning balance	$1,285	$282	$1,542	$514	$80	$3,703	$9,363
Provision (credit) for loan losses	27	23	(97)	90	(9)	34	692
Charge-offs	—	—	—	(245)	—	(245)	(3,212)
Recoveries	2	—	—	23	3	28	—

Ending balance	$1,314	$305	$1,445	$382	$74	$3,520	$6,843

Individually evaluated for impairment:
Recorded investment	$12,047	$—	$19,488	$9,052	$229	$40,816	$37,857

Balance in allowance for loan losses	$—	$—	$11	$199	$—	$210	$3,085

Collectively evaluated for impairment:
Recorded investment	$25,650	$4,186	$33,678	$5,006	$108	$68,628	$99,874

Balance in allowance for loan losses	$1,314	$305	$1,434	$183	$74	$3,310	$3,758

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. The following summarizes the loan credit quality (in thousands):

	Pass	OLEM (Other Loans Especially Mentioned)	Substandard	Doubtful	Loss	Total
At March 31, 2011:
Residential real estate:
Closed-end mortgages first mortgages	$21,682	$4,975	$7,847	$—	$—	$34,504
Closed-end second mortgages	3,193	—	—	—	—	3,193

Total residential real estate	24,875	4,975	7,847	—	—	37,697

Multi-family real estate	4,186	—	—	—	—	4,186

Commercial real estate:
Owner-occupied	12,892	1,232	373	—	—	14,497
Non-owner-occupied	17,898	3,629	17,142	—	—	38,669

Total commercial real estate	30,790	4,861	17,515	—	—	53,166

Land and construction	4,956	1,667	7,435	—	—	14,058

Consumer:
Non-real estate secured	79	—	150	—	—	229
Real estate secured	108	—	—	—	—	108

Total consumer	187	—	150	—	—	337

Total	$64,994	$11,503	$32,947	$—	$—	$109,444

At December 31, 2010:
Residential real estate:
Closed-end mortgages first mortgages	$23,542	$3,697	$9,691	$—	$—	$36,930
Closed-end second mortgages	3,200	—	—	—	—	3,200

Total residential real estate	26,742	3,697	9,691	—	—	40,130

Multi-family real estate	4,213	—	—	—	—	4,213

Commercial real estate:
Owner-occupied	12,960	1,238	1,837	—	—	16,035
Non-owner-occupied	18,042	3,638	17,404	—	—	39,084

Total commercial real estate	31,002	4,876	19,241	—	—	55,119

Land and construction	4,976	1,667	10,649	—	—	17,292

Consumer:
Non-real estate secured	99	—	151	—	—	250
Real estate secured	108	—	—	—	—	108

Total consumer	207	—	151	—	—	358

Total	$67,140	$10,240	$39,732	$—	$—	$117,112

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. Internally assigned loan grades are defined as follows:

Pass – a Pass loan’s primary source of loan repayment is satisfactory, with secondary sources very likely to be realized if necessary. These are loans that conform in all aspects to bank policy and regulatory requirements, and no repayment risk has been identified.

OLEM (Other Loans Especially Mentioned) – an Other Loan Especially Mentioned has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or the Company’s credit position at some future date.

Substandard – a Substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful – a loan classified Doubtful has all the weaknesses inherent in one classified Substandard, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future. The Company fully charges off any loan classified as Doubtful.

Loss – a loan classified Loss is considered uncollectible and of such little value that continuance as a bankable asset is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future. The Company fully charges off any loan classified as Loss.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At March 31, 2011:
Residential real estate:
Closed-end first mortgages	$—	$—	$—	$—	$25,375	$9,129	$34,504
Closed-end second mortgages	—	—	—	—	3,193	—	3,193

Subtotal	—	—	—	—	28,568	9,129	37,697

Multi-family real estate	—	—	—	—	4,186	—	4,186

Commercial real estate:
Owner-occupied	—	—	—	—	14,125	372	14,497
Non-owner-occupied	—	—	—	—	23,122	15,547	38,669

Subtotal	—	—	—	—	37,247	15,919	53,166

Land and construction	—	—	—	—	5,006	9,052	14,058

Consumer:
Non-real estate secured	—	—	—	—	79	150	229
Real estate secured	—	—	—	—	108	—	108

Subtotal	—	—	—	—	187	150	337

Total	$—	$—	$—	$—	$75,194	$34,250	$109,444

At December 31, 2010:
Residential real estate:
Closed-end first mortgages	$—	$—	$—	$—	$27,239	$9,691	$36,930
Closed-end second mortgages	—	—	—	—	3,200	—	3,200

Subtotal	—	—	—	—	30,439	9,691	40,130

Multi-family real estate	—	—	—	—	4,213	—	4,213

Commercial real estate:
Owner-occupied	—	—	—	—	14,198	1,837	16,035
Non-owner-occupied	3,195	—	—	3,195	20,881	15,008	39,084

Subtotal	3,195	—	—	3,195	35,079	16,845	55,119

Land and construction	—	—	—	—	9,449	7,843	17,292

Consumer:
Non-real estate secured	99	—	—	99	—	151	250
Real estate secured	—	—	—	—	108	—	108

Subtotal	99	—	—	99	108	151	358

Total	$3,294	$—	$—	$3,294	$79,288	$34,530	$117,112

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. The following summarizes the amount of impaired loans (in thousands):

	At March 31, 2011			At December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Residential real estate-
Closed-end first mortgages	$12,047	$13,435	$—	$12,608	$14,272	$—
Commercial real estate:
Owner-occupied	372	392	—	1,837	1,857	—
Non-owner-occupied	17,942	20,168	—	18,204	20,466	—
Land and construction	7,435	10,494	—	9,980	15,018	—
Consumer-
Non-real estate secured	229	229	—	249	249	—

With an allowance recorded:
Commercial real estate-
Non-owner-occupied	1,174	1,174	11	1,174	1,174	11
Land and construction	1,617	1,617	199	669	669	75

Total:
Residential real estate-
Closed-end first mortgages	$12,047	$13,435	$—	$12,608	$14,272	$—

Commercial real estate:
Owner-occupied	$372	$392	$—	$1,837	$1,857	$—

Non-owner-occupied	$19,116	$21,342	$11	$19,378	$21,640	$11

Land and construction	$9,052	$12,111	$199	$10,649	$15,687	$75

Consumer-
Non-real estate secured	$229	$229	$—	$249	$249	$—

Total	$40,816	$47,509	$210	$44,721	$53,705	$86

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	For the Period Ending March 31, 2011			For the Year Ended December 31,
		2011			2010
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Residential real estate-
Closed-end first mortgages	$11,752	$52	$78	$7,081	$20	$35

Multi-family real estate	$—	$—	$—	$387	$—	$—

Commercial real estate:
Owner-occupied	$751	$—	$1	$1,266	$—	$4

Non-owner-occupied	$19,465	$53	$117	$15,279	$267	$366

Land and construction	$8,080	$21	$56	$9,965	$26	$253

Consumer-
Non-real estate secured	$234	$2	$2	$9	$—	$—

Total	$40,282	$128	$254	$33,987	$313	$658

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(4)	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2011 of the regulatory capital requirements and the Bank’s capital on a percentage basis:

	Bank	Regulatory Requirement

Tier I capital to total average assets	3.54%	8.00	%*

Tier I capital to risk-weighted assets	4.97%	4.00%

Total capital to risk-weighted assets	6.23%	12.00	%*

*	On July 15, 2010, the Bank became subject to these increased capital requirements imposed under the Consent Order, as discussed in Note 9. The Bank is currently not in compliance with these capital ratios.

(5)	Loss Per Share. Basic loss per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Basic and diluted loss per share is the same due to the net loss incurred by the Company. All amounts reflect the one-for-four reverse stock split declared in October 2010. Loss per common share has been computed based on the following:

	Three Months Ended March 31,
	2011	2010
Weighted-average number of common shares outstanding used to calculate basic and diluted loss per common share	819,358	819,358

(6)	Stock-Based Compensation. As of December 31, 2005, all stock options were fully vested and no options have been granted since 2005; therefore, no stock-based compensation has been recognized.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock-Based Compensation, Continued. The Company established an Incentive Stock Option Plan (the “Plan”) for officers, directors and employees of the Company and reserved 157,680 (amended) shares of common stock for the plan. Both incentive stock options and nonqualified stock options may be granted under the plan. The exercise price of the stock options is determined by the board of directors at the time of grant, but cannot be less than the fair market value of the common stock on the date of grant. The options vest over three and five years. The options must be exercised within ten years from the date of grant. The Plan terminated on February 27, 2011.

All amounts reflect the one-for-four reverse stock split declared in October 2010. A summary of the activity in the Company’s stock option plan is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2010	69,132	$30.05
Options expired	(10,635)	18.16

Outstanding and exercisable at March 31, 2011	58,497	$32.21	3.3 years	$—

(7)	Fair Value Measurements. Impaired collateral-dependent loans are carried at fair value when the current collateral value less estimated selling costs is lower than the carrying value of the loan. Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis are as follows (in thousands):

	At March 31, 2011					Losses Recorded in Operations For the Period Ended March 31, 2011
	Fair Value	Level 1	Level 2	Level 3	Total Losses
Residential real estate -
Closed-end first mortgages	$2,295	$—	$—	$2,295	$561	$—
Commercial real estate:
Owner-occupied	69	—	—	69	20	—
Non-owner-occupied	8,632	—	—	8,632	2,546	—
Land and construction	5,509	—	—	5,509	1,706	245

	$16,505	$—	$—	$16,505	$4,833	$245

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(7)	Fair Value Measurements, Continued.

	At December 31, 2010					Losses Recorded in Operations For the Year Ended December 31, 2010
	Fair Value	Level 1	Level 2	Level 3	Total Losses
Residential real estate -
Closed-end first mortgages	$4,136	$—	$—	$4,136	$561	$561
Commercial real estate:
Owner-occupied	70	—	—	70	20	20
Non-owner-occupied	8,893	—	—	8,893	2,583	1,857
Land and construction	7,231	—	—	7,231	1,815	1,363

	$20,330	$—	$—	$20,330	$4,979	$3,801

Loans with a carrying value of $15,612,000 and $15,796,000 at March 31, 2011 and December 31, 2010, respectively, were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

Foreclosed real estate is recorded at fair value less estimated costs to sell. Foreclosed real estate which is measured at fair value on a nonrecurring basis is as follows (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded During the Period

At March 31, 2011	$6,183	$—	$—	$6,183	$180	$180

At December 31, 2010	$3,215	$—	$—	$3,215	$—	$—

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	At March 31, 2011		At December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$10,958	$10,958	$14,367	$14,367
Securities held to maturity	52,788	51,786	51,057	48,839
Loans	106,069	106,095	113,542	113,513
Federal Home Loan Bank stock	3,173	3,173	3,173	3,173
Accrued interest receivable	559	559	644	644

Financial liabilities:
Deposit liabilities	142,298	143,090	148,238	148,929
Federal Home Loan Bank advances	31,700	33,328	31,700	33,425
Junior subordinated debenture	5,155	4,730	5,155	4,740
Off-balance sheet financial instruments	—	—	—	—

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(7)	Fair Value Measurements, Continued. Discussion regarding the assumptions used to compute the fair values of financial instruments can be found in Note 1 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

(8)	Regulatory Matters- Company. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). On June 22, 2010, the Company entered into a written agreement with the Federal Reserve Bank of Atlanta (“Reserve Bank”) with respect to certain aspects of the operation and management of the Company (the “Written Agreement”). The Written Agreement contains the following principal requirements:

•

The board of directors of the Company must take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to the Bank, including, but not limited to, taking steps to ensure that the Bank complies with the Consent Order entered into with the OFR and the FDIC and any other supervisory action taken by the Bank’s state or federal regulator.

•	The Company may not declare or pay any dividends without prior Reserve Bank and Federal Reserve approval.

•	The Company may not, directly or indirectly, take dividends or any other form of payment representing a reduction in capital from the Bank without prior Reserve Bank approval.

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

•	The Company must provide quarterly progress reports to the Reserve Bank along with parent company only financial statements.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(9)	Regulatory Matters- Bank. Effective April 16, 2010, the Bank consented to the issuance of a Consent Order by the FDIC and the OFR, also effective as of April 16, 2010.

The Consent Order represents an agreement among the Bank, the FDIC and the OFR as to areas of the Bank’s operations that warrant improvement and presents a plan for making those improvements. The Consent Order imposes no fines or penalties on the Bank. The Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and the OFR.

The Consent Order contains the following principal requirements:

•

The Board of Directors of the Bank is required to increase its participation in the affairs of the Bank and assume full responsibility for the approval of sound policies and objectives for the supervision of all of the Bank’s activities.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(9)	Regulatory Matters – Bank, Continued.

•	The Bank is required to revise, implement and incorporate recommendations of the FDIC and OFR with respect to the following policies or plans:

•	Lending and Collection Policies

•	Investment Policy

•	Liquidity, Contingency Funding and Funds Management Plan

•	Interest Rate Risk Management Policy

•	Internal Loan Review and Grading System and

•	Internal Control Policy.

•

The Bank’s Board of Directors must review the adequacy of the allowance for loan and lease losses and establish a comprehensive policy satisfactory to the FDIC and OFR for determining such adequacy at least quarterly thereafter.

•	The Bank may not pay any dividends or bonuses without the prior approval of the FDIC.

•	The Bank may not accept, renew or rollover any brokered deposits except with the prior approval of the FDIC.

•	The Bank is required to notify the FDIC and OFR prior to undertaking asset growth of 10% or more per annum while the Consent Order remains in effect.

•	The Bank is required to file quarterly progress reports with the FDIC and the OFR.

The Bank has implemented comprehensive policies and plans to address all of the requirements of the Consent Order and has incorporated recommendations from the FDIC and OFR into these policies and plans. Management believes that the Bank is currently in substantial compliance with the requirements of the Consent Order except for the Bank’s failure to attain the regulatory capital ratio requirements. The Company is conducting a private placement offering of its common stock intended to result in the Bank attaining such capital ratios. There can be no assurance, however, that the Company will raise sufficient capital, if any, in the private placement offering for the Bank to achieve material compliance with these ratios.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto presented elsewhere in this report. For additional information, refer to the financial statements and footnotes for the year ended December 31, 2010 in the Annual Report on Form 10-K.

Recent Regulatory Enforcement Actions

Bank Consent Order. On April 16, 2010, the Bank consented to the issuance of a Consent Order (“Consent Order”) by the FDIC and OFR. The Consent Order covers areas of the Bank’s operations that warrant improvement and imposes various requirements and restrictions designed to address these areas, including the requirement to maintain certain minimum capital ratios. A detailed discussion of the Consent Order is contained in Footnote 9 to the condensed consolidated financial statements contained in this report. The Bank has implemented comprehensive policies and plans to address all of the requirements of the Consent Order and has incorporated recommendations from the FDIC and OFR into these policies and plans. Management believes that the Bank is currently in substantial compliance with the requirements of the Consent Order except for the Bank’s failure to attain the regulatory capital ratio requirements. The Company is conducting a private placement offering of its common stock intended to result in the Bank attaining such capital ratios. There can be no assurance, however, that the Company will raise sufficient capital, if any, in the private placement offering for the Bank to achieve material compliance with these ratios.

Company Written Agreement with Reserve Bank. On June 22, 2010, the Company and the Reserve Bank entered into a Written Agreement with respect to certain aspects of the operation and management of the Company, including, without the prior approval of the Reserve Bank, paying or declaring dividends, taking dividends or payments from the Bank, making any interest, principal or other distributions on trust preferred securities, incurring, increasing or guaranteeing any debt, purchasing or redeeming any shares of stock, or appointing any new director or senior executive officer. A detailed discussion of the Written Agreement is contained in Footnote 8 to the condensed consolidated financial statements contained in this report.

Capital Levels

The FDIC has established minimum requirements for capital adequacy for state non-member banks. As of March 31, 2011, the Bank was considered “undercapitalized” under these FDIC requirements. As an “undercapitalized” institution, the Bank is subject to restrictions on capital distributions, payment of management fees, asset growth and the acceptance, renewal or rollover of brokered and high-rate deposits. In addition, the Bank must obtain prior approval of the FDIC prior to acquiring any interest in any company or insured depository institution, establishing or acquiring any additional branch office, or engaging in any new line of business. For more information on FDIC capital requirements, see the discussion under the subheadings “Capital Adequacy Requirements” in the section “Supervision and Regulation” included in Item 1 of the Company’s 2010 10-K.

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

The following table summarizes the capital measures of the Bank at March 31, 2011 and December 31, 2010:

			FDIC Guideline Requirements
(Dollars in thousands)	March 31, 2011	December 31, 2010	Adequately- Capitalized	Well- Capitalized	Consent Order

Tier I risk-based capital ratio	4.97	5.43	4.00	6.00	*

Total risk-based capital ratio	6.23	6.70	8.00	10.00	12.00

Leverage ratio	3.54	4.02	4.00	5.00	8.00

*	No additional requirement is established by the Consent Order

The Company is taking steps to raise additional capital, including a current private placement offering of its common stock that could result in a change of control of the Company and may be highly dilutive to existing shareholders. Management is uncertain as to whether the Company will be successful in raising sufficient capital in the private placement, if any, to meet the increased capital ratios required by the Consent Order or the FDIC’s guidelines for prompt corrective action. If the Company is unable to raise sufficient capital and the Bank’s regulatory capital levels continue to decline, it could have a material adverse impact on the Company’s business, results of operations and financial condition, and ultimately could result in the closure of the Bank and the placement of the Bank into receivership with the FDIC.

Financial Condition at March 31, 2011 and December 31, 2010

Overview

Our total assets declined by $6.5 million to $183.8 million at March 31, 2011, from $190.3 million at December 31, 2010, due to a $7.5 million reduction in net loans as a result of loan payoffs and the transfer of $5 million in loans to foreclosed real estate, a $3.4 million reduction in cash and cash equivalents, offset in part by a $3 million increase in foreclosed real estate.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

The following table shows selected information for the periods ended or at the dates indicated:

	Three Months Ended March 31, 2011	Year Ended December 31, 2010	Three Months Ended March 31, 2010
Average equity as a percentage of average assets	1.15%	3.01%	4.04%

Equity to total assets at end of period	0.91%	1.49%	3.76%

Return on average assets (1)	(2.44)%	(3.84)%	(4.89)%

Return on average equity (1)	(212.49)%	(127.59)%	(120.96)%

Noninterest expenses to average assets (1)	4.30%	4.44%	7.83%

(1)	Annualized for the three months ended March 31, 2011 and 2010.

We continue to experience the adverse effects of a severe downturn in the real estate market in which we operate, primarily south Florida, resulting in significant levels of defaults by borrowers compared to historical periods prior to 2009, significant levels of loans previously charged-off, reduced values of the real estate serving as collateral for our loans, and decreased values of foreclosed real estate. Management, however, is committed to minimizing further losses in the loan portfolio.

Liquidity and Sources of Funds

The Bank’s sources of funds include customer deposits, advances from the FHLB, principal repayments of investment securities, loan repayments, foreclosed real estate sales, the use of Federal Funds markets, net income, if any, and loans taken out at the Federal Reserve discount window.

Deposits are our primary source of funds. Under the Consent Order, the interest rates that we pay on our market area deposits and our ability to accept brokered deposits is restricted. The restriction on brokered deposits is not expected to alter the Bank’s current deposit gathering activities since the Bank has not accepted, renewed or rolled over any brokered deposits since December 2009. With respect to the yield limitations, it is possible that the Bank could experience a decrease in deposit inflows, or the migration of current deposits to competitor institutions, if other institutions offer higher interest rates than those permitted to be offered by the Bank. Despite these yield limitations, we believe that we have to the ability to adjust rates on our deposits to attract or retain deposits as needed.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

In addition to obtaining funds from depositors, we may borrow funds from other financial institutions. At March 31, 2011, the Bank had outstanding borrowings of $31.7 million, against its $31.7 million in established borrowing capacity with the FHLB. The Bank’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. The use of such Federal Funds line is subject to certain conditions. In 2010, the Bank obtained an available discount window credit line with the Reserve Bank, currently $1,200,000. The Reserve Bank line is subject to collateral requirements, must be repaid within 90 days, and each advance is subject to prior Reserve Bank consent. We measure and monitor our liquidity daily and believe our liquidity sources are adequate to meet our operating needs.

The Company, on an unconsolidated basis, typically relies on dividends from the Bank to fund its operating expenses, primarily expenses of being publicly held, and to make interest payments on its outstanding trust preferred securities. Under the Consent Order, the Bank is currently unable to pay dividends without prior regulatory approval. In addition, under the Written Agreement, we may not pay interest payments on the trust preferred securities or dividends on our common stock, incur any additional indebtedness at the holding company level, or redeem our common stock without the prior regulatory approval of the Reserve Bank. Since January 2010, we have deferred interest payments on our trust preferred securities.

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

The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. As of March 31, 2011, the Company has no commitments to extend credit.

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

	Three Months Ended March 31,
	2011			2010
	Average Balance	Interest And Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Interest-earning assets:
Loans	$111,905	1,289	4.61%	$142,096	1,901	5.35%
Securities	52,505	529	4.03	68,223	930	5.45
Other (1)	16,854	15	0.36	30,290	14	0.18

Total interest-earning assets/interest income	181,264	1,833	4.04	240,609	2,845	4.73

Cash and due from banks	581			1,691
Premises and equipment	2,787			2,928
Other	5,347			9,027

Total assets	$189,979			$254,255

Interest-bearing liabilities:
Savings, NOW and money-market deposits	36,166	77	0.85	45,039	184	1.63
Time deposits	111,576	473	1.70	105,627	574	2.17
Borrowings (2)	36,855	380	4.12	89,597	884	3.95

Total interest-bearing liabilities/interest expense	184,597	930	2.02	240,263	1,642	2.73

Noninterest-bearing demand deposits	481			527
Other liabilities	2,723			3,194
Stockholders’ equity	2,178			10,271

Total liabilities and stockholders’ equity	$189,979			$254,255

Net interest income		$903			$1,203

Interest rate spread (3)			2.02%			2.00%

Net interest margin (4)			1.99%			2.00%

Ratio of average interest-earning assets to average interest-bearing liabilities	0.98			1.00

(1)	Includes interest-earning deposits with banks, Federal funds sold and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and junior subordinated debenture.
(3)	Interest rate spread represents the difference between average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended March 31, 2011 and 2010

General. Net loss for the three months ended March 31, 2011, was $1.2 million or $(1.41) per basic and diluted share compared to a net loss of $3.1 million or $(3.79) per basic and diluted share for the period ended March 31, 2010. This decrease in the Company’s net loss was primarily due to a decrease in the $2.4 million net expense associated with downsizing the Company in the first quarter of 2010, a decrease in total interest expense of $0.7 million, and a reduction in the provision for loan loss of $0.7 million partially offset by a reduction in total interest income of $1.0 million and a $0.8 million increase in noninterest expenses, primarily foreclosed real estate expenses, insurance and professional fees associated with loan foreclosures, workouts, and regulatory matters.

Interest Income. Interest income decreased to $1.8 million for the three months ended March 31, 2011 from $2.8 million for the three months ended March 31, 2010. Interest income on loans decreased $0.6 million due primarily to a decrease in the average loan portfolio balance and a decrease in the average yield earned for the three months ended March 31, 2011 compared to the same period in 2010. Interest on securities decreased by $0.4 million to $0.5 million due primarily to a decrease in the average balance of the securities portfolio.

Interest Expense. Interest expense on deposits decreased to $0.6 million for the three months ended March 31, 2011 from $0.8 million for the three months ended March 31, 2010. Interest expense decreased primarily because of a decrease in the average yield paid during 2011. Interest expense on borrowings decreased to $0.4 million for the three months ended March 31, 2011 from $0.9 million for the three months ended March 31, 2010 due primarily to a decrease in the average balance of borrowings.

Provision for Loan Losses. The provision for the three months ended March 31, 2011, was $34,000 compared to $0.7 million for the same period in 2010. The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio at March 31, 2011. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $3.5 million or 3.2% of loans outstanding at March 31, 2011, compared to $3.7 million, or 3.2% of loans outstanding at December 31, 2010. The decrease in the allowance was due to the use of specific reserves for charge-offs of loans deemed uncollectible. Management believes the balance in the allowance for loan losses at March 31, 2011 is adequate.

Noninterest Income. Total noninterest income decreased to $16,000 for the three months ended March 31, 2011, from $1.3 million for the three months ended March 31, 2010 primarily due to a decrease in gains recognized on the sale of securities as part of the downsizing of the Company in the first quarter of 2010.

Noninterest Expenses. Total noninterest expenses decreased to $2.0 million for the three months ended March 31, 2011 compared to $5.0 million for the three months ended March 31, 2010, primarily due to a decrease in the loss on the early extinguishment of debt associated with the Company’s downsizing in 2010.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 4T. Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon management’s evaluation of those controls and procedures performed within the 90 days preceding the filing of this Report, our Principal Executive and Financial Officer concluded that, as of March 31, 2011, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

b.	Changes in Internal Controls. We have made no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2011, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date:	May 12, 2011	By:	/s/ Richard L. Browdy
Richard L. Browdy
President and Chief Financial Officer
(Principal Executive Officer and Principal
Financial Officer)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 11, 2004

3.2	Articles of Amendment to the Articles of Incorporation, effective as of January 7, 2009 (Incorporated by reference to Exhibit 3.2 to Annual Report on Form 10- K for the year ended December 31, 2008, filed with the SEC on March 31, 2009)

3.3	Articles of Amendment to the Articles of Incorporation, effective as of November 5, 2010 (Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K, filed with the SEC on November 5, 2010)

4.3	Bylaws (incorporated by reference from Current Report on Form 8-K filed with the SEC on May 11, 2004

4.1	Form of stock certificate (incorporated by reference from Quarterly Report on Form 10-QSB filed with the SEC on August 12, 2004)

10.1	Amended and Restated Stock Option Plan (incorporated by reference from Annual Report on Form 10-KSB filed with the SEC on March 31, 2006)

10.2	Stipulation to Entry of Consent Order and Consent Order between OptimumBank, Federal Deposit Insurance Corporation and State of Florida Office of Financial Regulation dated April 16, 2010 (incorporated by reference from current report on Form 8-K filed with the SEC on April 26, 2010)

10.3	Agreement between OptimumBank, Albert J. Finch and Richard L. Browdy dated June 14, 2002 (incorporated by reference from Registration Statement on Form 10-SB under the Exchange Act, filed with the Federal Deposit Insurance Corporation on March 28, 2003)

10.4	Written Agreement by and between OptimumBank Holdings, Inc. and Federal Reserve Bank of Atlanta dated June 22, 2010 (incorporated by reference from Quarterly Report on Form 10-Q filed with the SEC on November 15, 2010)

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated by reference from Annual Report on Form 10-K filed with the SEC on March 31, 2010)

31.1	Certification of Principal Executive and Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Principal Executive and Principal Financial Officer under §906 of the Sarbanes-Oxley Act of 2002