Form 10-K/A
period 2010-12-31
OptimumBank Holdings, Inc.
filed 2011-06-03
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

(Address of principal executive offices)

Registrant’s telephone number, including area code: (954) 776-2332

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.01 per share	NASDAQ Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (616,690 shares) on June 30, 2010, was approximately $1,233,380, computed by reference to the closing market price at $2.00 per share on June 30, 2010. For purposes of this information, the outstanding shares of common stock owned by directors and executive officers of the registrant were deemed to be shares of common stock held by affiliates. Amounts have been adjusted to reflect a 1-for-4 reverse stock split effective November 5, 2010.

The number of shares of common stock, par value $0.01 per share, of the registrant outstanding as of April 12, 2011 was 819,358 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (“Amended Report”) to the Annual Report on Form 10-K for the year ended December 31, 2010 (“Original 10-K”) of OptimumBank Holdings, Inc. (the “Company”) is being filed with the Securities and Exchange Commission to correct certain information included on the Cover Page of the Original 10-K as follows:

•	to correct the name of the exchange on which the Company’s securities are registered;

•	to correct the calculation of the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant; and

•	to correct the stated date for disclosure of the outstanding shares of the registrant’s common stock.

Except for the foregoing, this Amendment No. 2 on Form 10-K/A speaks as of the filing date of the Original 10-K and does not update or discuss any Company developments after the date of the Original 10-K.

This Amended Report amends and restates only the Cover Page of the Original 10-K. This Amended Report includes currently-dated certifications from the Company’s Chief Executive Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(2)	See Exhibit Index.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this 10-K/A report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lauderdale, State of Florida, on

Dated: June 3, 2011

OPTIMUMBANK HOLDINGS, INC.

/s/ Richard L. Browdy
Richard L. Browdy
President and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1.2	Certification of Principal Executive and Principal Financial Officer under §302 of the Sarbanes-Oxley Act of 2002

32.1.2	Certification of Principal Executive and Principal Financial Officer under §906 of the Sarbanes-Oxley Act of 2002