Form 10-Q
period 2011-06-30
OptimumBank Holdings, Inc.
filed 2011-08-15
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-50755

OPTIMUMBANK HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Florida	000-50755
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2477 East Commercial Boulevard, Fort Lauderdale, FL 33308

(Address of principal executive offices)

954-776-2332

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐ *The registrant’s first required Interactive Date Files will be filed by amendment hereto.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 819,358 shares of Common Stock, $.01 par value, issued and outstanding as of August 12, 2011

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets

Cash and due from banks	$846	$1,027
Interest-bearing deposits with banks	926	186
Federal funds sold	20,516	13,154

Total cash and cash equivalents	22,288	14,367

Securities available for sale	38,851	0
Securities held to maturity (fair value of $100 and $48,839)	100	51,057
Loans, net of allowance for loan losses of $3,075 and $3,703	102,138	113,542
Federal Home Loan Bank stock	2,672	3,173
Premises and equipment, net	2,736	2,796
Foreclosed real estate, net	5,734	3,215
Accrued interest receivable	597	644
Income taxes receivable	772	772
Other assets	269	739

Total assets	$176,157	$190,305

Liabilities and Stockholders’ Equity (Deficit)

Liabilities:
Noninterest-bearing demand deposits	417	309
Savings, NOW and money-market deposits	35,882	36,654
Time deposits	101,272	111,275

Total deposits	137,571	148,238

Federal Home Loan Bank advances	31,700	31,700
Junior subordinated debenture	5,155	5,155
Advanced payment by borrowers for taxes and insurance	1,051	806
Official checks	854	815
Other liabilities	993	756

Total liabilities	177,324	187,470

Stockholders’ equity (deficit):
Preferred stock, no par value; 6,000,000 shares authorized, no shares issued or outstanding	0	0
Common stock, $.01 par value; 1,500,000 shares authorized, 819,358 shares issued and outstanding	8	8
Additional paid-in capital	19,071	19,071
Accumulated deficit	(19,371)	(16,244)
Accumulated other comprehensive loss	(875)	0

Total stockholders’ equity (deficit)	(1,167)	2,835

Total liabilities and stockholders’ equity (deficit)	$176,157	$190,305

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Interest income:
Loans	$1,197	$1,588	$2,486	$3,489
Securities	500	494	1,029	1,424
Other	14	19	29	33

Total interest income	1,711	2,101	3,544	4,946

Interest expense:
Deposits	498	698	1,048	1,456
Borrowings	384	420	765	1,304

Total interest expense	882	1,118	1,813	2,760

Net interest income	829	983	1,731	2,186

Provision for loan losses	860	1,501	894	2,193

Net interest income (expense) after provision for loan losses	(31)	(518)	837	(7)

Noninterest income:
Service charges and fees	6	6	16	17
Loan prepayment fees	0	2	6	6
Gain on sale of securities	153	0	153	1,344
Other	46	7	46	10

Total noninterest income	205	15	221	1,377

Noninterest expenses:
Salaries and employee benefits	461	488	937	910
Occupancy and equipment	134	150	267	302
Data processing	49	49	101	97
Professional fees	459	485	849	783
Insurance	113	13	227	27
Stationary and supplies	8	12	17	23
Foreclosed real estate	592	241	983	283
Regulatory assessment	160	131	381	319
Loss on early extinguishment of debt	0	0	0	3,699
Other	168	52	423	157

Total noninterest expenses	2,144	1,621	4,185	6,600

Net loss	$(1,970)	$(2,124)	$(3,127)	$(5,230)

Net loss per share:
Basic	$(2.40)	$(2.59)	$(3.82)	$(6.38)

Diluted	$(2.40)	$(2.59)	$(3.82)	$(6.38)

Dividends per share	$0	$0	$0	$0

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

Six Months Ended June 30, 2011 and 2010

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount

Balance at December 31, 2009	3,276,842	$33	$19,046	$(7,791)	$0	$11,288

Net loss for the six months ended June 30, 2010 (unaudited)	0	0	0	(5,230)	0	(5,230)

Balance at June 30, 2010 (unaudited)	3,276,842	$33	$19,046	$(13,021)	$0	$6,058

Balance at December 31, 2010	819,358	$8	$19,071	$(16,244)	$0	$2,835

Comprehensive loss:
Net loss for the six months ended June 30, 2011 (unaudited)	0	0	0	(3,127)	0	(3,127)

Unrealized loss on securities available for sale (unaudited)	0	0	0	0	(875)	(875)

Comprehensive loss (unaudited)	0	0	0	0	0	(4,002)

Balance at June 30, 2011 (unaudited)	819,358	$8	$19,071	$(19,371)	$(875)	$(1,167)

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(3,127)	$(5,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65	86
Provision for loan losses	894	2,193
Deferred income taxes	0	772
Increase in income taxes receivable	0	(772)
Gain on sale of securities	(153)	(1,344)
Loss on early extinguishment of debt	0	3,699
Net amortization of fees, premiums and discounts	78	(5)
Decrease in other assets	470	29
Loss on sale of foreclosed real estate	166	82
Write-down of foreclosed real estate	704	126
Decrease in accrued interest receivable	47	315
Increase (decrease) in official checks and other liabilities	276	(48)

Net cash used in operating activities	(580)	(97)

Cash flows from investing activities:
Purchases of securities held to maturity	(5,048)	0
Principal repayments of securities held to maturity	5,428	5,019
Net decrease in loans	5,443	8,099
Proceeds from sale of securities	10,961	45,428
Purchase of premises and equipment	(5)	(8)
Proceeds from sale of foreclosed real estate, net	1,643	503
Redemption of Federal Home Loan Bank stock	501	0

Net cash provided by investing activities	18,923	59,041

Cash flows from financing activities:
Net (decrease) increase in deposits	(10,667)	17,224
Net decrease in other borrowings	0	(44,764)
Net increase in advance payments by borrowers for taxes and insurance	245	483
Repayments of Federal Home Loan Bank advances	0	(26,735)

Net cash used in financing activities	(10,422)	(53,792)

Net increase in cash and cash equivalents	7,921	5,152

Cash and cash equivalents at beginning of the period	14,367	36,784

Cash and cash equivalents at end of the period	$22,288	$41,936

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Six Months Ended June 30,
	2011	2010

Supplemental disclosure of cash flow information:
Cash paid during the period for-
Interest	$1,744	$2,860

Noncash investing and financing activities:
Change in accumulated other comprehensive loss, net change in unrealized loss on securities available for sale	$(875)	$0

Transfer of securities held to maturity to available for sale	$50,534	$0

Loans transferred to foreclosed real estate	$5,032	$533

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General. OptimumBank Holdings, Inc. (the “Holding Company”) is a one-bank holding company and owns 100% of OptimumBank (the “Bank”), a state (Florida)-chartered commercial bank. The Bank’s wholly-owned subsidiaries are OB Real Estate Management, LLC, OB Real Estate Holdings, LLC and OB Real Estate Holding 1503, LLC, all of which were formed in 2009, OB Real Estate Holdings 1695, OB Real Estate Holdings 1669, OB Real Estate Holdings 1645 and OB Real Estate Holdings 1565, all formed in 2010 and OB Real Estate Holdings 1443 and OB Real Estate Holdings 1620, formed in 2011. The Holding Company’s only business is the operation of the Bank and its subsidiaries (collectively, the “Company”). The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of community banking services to individual and corporate customers through its three banking offices located in Broward County, Florida. OB Real Estate Management, LLC is primarily engaged in managing foreclosed real estate. This subsidiary had no activity in 2011 and 2010. All other subsidiaries are primarily engaged in holding and disposing of foreclosed real estate.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2011, and the results of operations for the three- and six-month periods ended June 30, 2011 and 2010. The results of operations for the three and six months ended June 30, 2011, are not necessarily indicative of the results to be expected for the full year.

Going Concern. The Company’s continuing high levels of nonperforming assets, declining net interest margin, continuing high levels of noninterest expenses related to the credit problems, and eroding regulatory capital raise substantial doubt about the Company’s ability to continue as a going concern.

The Bank has not complied with its regulatory capital requirements set forth in the Consent Order issued by the FDIC and the Florida Office of Financial Regulation (“OFR”) discussed in Note 9, or contained in the FDIC regulatory framework for prompt corrective action. The Company needs to raise substantial additional capital for it return to profitability and continue operations. The Company is currently conducting a private placement offering of its common stock to increase regulatory capital. There can be no assurance, however, that the Company will raise sufficient capital, if any, in the current private placement offering, to meet the Bank’s capital requirements. Further, there can be no assurance that other financing alternatives or recapitalization plans will be available, forthcoming or successfully implemented, or receive regulatory approval. If the Company is unable to raise capital and the Bank’s regulatory capital levels continue to decline to a level that would cause the Bank to be considered critically undercapitalized (a ratio of tangible equity to total assets equal to or less than 2.0%), it is likely that the regulators will take additional enforcement action against the Bank, including placing the Bank into conservatorship or receivership, to protect the interests of depositors insured by the FDIC.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(1)	General, Continued.

Comprehensive Loss. Generally accepted accounting principles generally requires that recognized revenue, expenses, gains and losses be included in net loss. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, such items along with net loss, are components of comprehensive loss. The only component of other comprehensive loss is the net change in the unrealized loss on the securities available for sale.

Income Taxes. During the year ended December 31, 2009, the Company assessed its earnings history and trend over the past year and its estimate of future earnings, and determined that it is more likely than not that the deferred tax asset will not be realized in the near term. Accordingly, a valuation allowance was recorded against the net deferred tax asset for the amount not expected to be realized in the future. Based on the available evidence in 2010 and 2011, the Company determined that it is still more likely than not that the deferred tax assets will not be realized in the near term. Accordingly, the valuation allowance was increased in 2010 and 2011 to offset the increase in the net deferred tax asset.

Recent Accounting Standards Update. In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820), which amends the guidance for fair value measurements and disclosures. The guidance in ASU 2010-06 requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. Furthermore, ASU 2010-06 requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs; clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value; and amends guidance on employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The ASU was effective for interim and annual reporting periods beginning January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures were effective January 1, 2011 and for interim periods thereafter. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(1)	General, Continued.

Recent Accounting Standards Update, Continued. In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The new disclosures will require significantly more information about credit quality in a financial institution’s loan portfolio. This statement addresses only disclosures and does not change recognition or measurement of the allowance. For public entities, the disclosures as of the end of a reporting period was effective for interim and annual reporting periods ending on December 31, 2010. The disclosures about activity that occurs during a reporting period was effective for interim and annual reporting periods beginning on or after January 1, 2011. The adoption of the ASU did not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310) A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This amends the guidance for troubled debt restructurings. The guidance clarifies the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. For public entities, the amendments are effective for first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of the ASU is not expected to have a material impact on the Company’s consolidated financial statements.

(2)	Securities. Securities have been classified according to management’s intent. The carrying amount of securities and approximate fair values are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At June 30, 2011:
Securities Available for Sale-
Mortgage-backed securities	$39,726	$165	$(1,040)	$38,851

Security Held to Maturity-
State of Israel Bond	$100	$0	$0	$100

At December 31, 2010:
Securities Held to Maturity:
Mortgage-backed securities	$50,957	$130	$(2,348)	$48,739
State of Israel bond	100	0	0	100

	$51,057	$130	$(2,348)	$48,839

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities, Continued. In June 2011, the Company transferred securities with a book value of approximately $50.5 million from the held to maturity category to the available for sale category. The fair value of the securities was $49.8 million resulting in unrealized losses of approximately $0.7 million. The net unrealized loss was recorded in accumulated other comprehensive loss. Due to this transfer, the Company will be prohibited from classifying securities as held to maturity for a period of two years. Subsequent to the transfer, the Company sold securities available for sale for gross proceeds of $11.0 million and recognized a gross gain of $0.2 million from the sale of these securities.

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

Securities with gross unrealized losses at June 30, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale-
Mortgage-backed securities	$34	$7,969	$1,006	$16,580

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities, Continued. In evaluating mortgage-backed securities with unrealized losses greater than twelve months, management utilizes various resources, including input from independent third party firms to perform an analysis of expected future cash flows. The process begins with an assessment of the underlying collateral backing the mortgage pools. Management develops specific assumptions using as much market data as possible and includes internal estimates as well as estimates published by rating agencies and other third-party sources. The data for the individual borrowers in the underlying mortgage pools are generally segregated by state, FICO score at issue, loan to value at issue and income documentation criteria. Mortgage pools are evaluated for current and expected levels of delinquencies and foreclosures, based on where they fall in the proscribed data set of FICO score, geographics, LTV and documentation type and a level of loss severity is assigned to each security based on its experience. The above-described historical data is used to develop current and expected measures of cumulative default rates as well as ultimate loss frequency and severity within the underlying mortgages. This reveals the expected future cash flows within the mortgage pool. The data described above is then input to an industry recognized model to assess the behavior of the particular security tranche owned by the Company. Significant inputs in this process include the structure of any subordination structures, if applicable, and are dictated by the structure of each particular security as laid out in the offering documents. The forecasted cash flows from the mortgage pools are input through the security structuring model to derive expected cash flows for the specific security owned by the Company to determine if the future cash flows are expected to exceed the book value of the security. The values for the significant inputs are updated on a regular basis. Based on management’s analysis, there was no OTTI charge during 2010 or 2011. In 2009, an OTTI charge of $179,000 was recorded on five securities with a carrying value of $6.8 million at June 30, 2011. There have been no subsequent OTTI charges related to these securities since 2009.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans. The components of loans are as follows (in thousands):

	At June 30,	At December 31,
	2011	2010

Residential real estate	$37,319	$40,130
Multi-family real estate	4,161	4,213
Commercial real estate	51,807	55,119
Land and construction	11,509	17,292
Consumer	327	358

Total loans	105,123	117,112

Add (deduct):
Net deferred loan fees, costs and premiums	90	134
Loan discounts	0	(1)
Allowance for loan losses	(3,075)	(3,703)

Loans, net	$102,138	$113,542

An analysis of the change in the allowance for loan losses for the three and six-months ended June 30, 2011 and 2010 follows (in thousands):

	Three Months Ended June 30,
	2011
	Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Land and Construction	Consumer	Total	2010

Beginning balance	$1,314	$305	$1,445	$382	$74	$3,520	$6,843
Provision for loan losses	54	2	7	797	0	860	1,501
Charge-offs	(309)	0	(52)	(982)	0	(1,343)	(4,911)
Recoveries	34	1	0	0	3	38	59

Ending balance	$1,093	$308	$1,400	$197	$77	$3,075	$3,492

	Six Months Ended June 30,
	2011
	Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Land and Construction	Consumer	Total	2010

Beginning balance	$1,285	$282	$1,542	$514	$80	$3,703	$9,363
Provision (credit) for loan losses	82	23	(90)	888	(9)	894	2,193
Charge-offs	(307)	0	(52)	(1,229)	0	(1,588)	(8,150)
Recoveries	33	3	0	24	6	66	86

Ending balance	$1,093	$308	$1,400	$197	$77	$3,075	$3,492

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. The Company has divided the loan portfolio into five portfolio segments, each with different risk characteristics and methodologies for assessing risk. The portfolio segments identified by the Company are as follows:

Real Estate Mortgage Loans. Real estate mortgage loans are typically segmented into four categories: Residential real estate, Multi-family real estate, Commercial real estate, and Land and Construction. Residential real estate loans are underwritten in accordance with policies set forth and approved by the Board of Directors (the “Board”), including repayment capacity and source, value of the underlying property, credit history and stability. Multi-family and commercial real estate loans are secured by the subject property and are underwritten based upon standards set forth in the policies approved by the Company’s Board. Such standards include, among other factors, loan to value limits, cash flow coverage and general creditworthiness of the obligors. Construction loans to borrowers are to finance the construction of owner occupied and leased properties. These loans are categorized as construction loans during the construction period, later converting to commercial or residential real estate loans after the construction is complete and amortization of the loan begins. Real estate development and construction loans are approved based on an analysis of the borrower and guarantor, the viability of the project and on an acceptable percentage of the appraised value of the property securing the loan. Real estate development and construction loan funds are disbursed periodically based on the percentage of construction completed. The Company carefully monitors these loans with on-site inspections and requires the receipt of lien waivers on funds advanced. Development and construction loans are typically secured by the properties under development or construction, and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely on the value of the underlying property, the Company considers the market conditions and feasibility of proposed projects, the financial condition and reputation of the borrower and guarantors, the amount of the borrower’s equity in the project, independent appraisals, costs estimates and pre-construction sale information. The Company also makes loans on occasion for the purchase of land for future development by the borrower. Land loans are extended for the future development for either commercial or residential use by the borrower. The Company carefully analyzes the intended use of the property and the viability thereof.

Consumer Loans. Consumer loans are extended for various purposes, including purchases of automobiles, recreational vehicles, and boats. Also offered are home improvement loans, lines of credit, personal loans, and deposit account collateralized loans. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Loans to consumers are extended after a credit evaluation, including the creditworthiness of the borrower(s), the purpose of the credit, and the secondary source of repayment. Consumer loans are made at fixed and variable interest rates and may be made on terms of up to ten years. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. The balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2011 and December 31, 2010 follows (in thousands):

	At June 30,
	2011
	Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Land and Construction	Consumer	Total
Individually evaluated for impairment:
Recorded investment	$12,306	$0	$19,196	$6,518	$219	$38,239

Balance in allowance for loan losses	$0	$0	$11	$0	$0	$11

Collectively evaluated for impairment:
Recorded investment	$25,013	$4,161	$32,611	$4,991	$108	$66,884

Balance in allowance for loan losses	$1,093	$308	$1,389	$197	$77	$3,064

	At December 31,
	2010
	Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Land and Construction	Consumer	Total
Individually evaluated for impairment:
Recorded investment	$12,608	$0	$21,215	$10,649	$249	$44,721

Balance in allowance for loan losses	$0	$0	$11	$75	$0	$86

Collectively evaluated for impairment:
Recorded investment	$27,522	$4,213	$33,904	$6,643	$109	$72,391

Balance in allowance for loan losses	$1,285	$282	$1,531	$439	$80	$3,617

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. The following summarizes the loan credit quality (in thousands):

	Pass	OLEM (Other Loans Especially Mentioned)	Substandard	Doubtful	Loss	Total
At June 30, 2011:
Residential real estate:
Closed-end mortgages first mortgages	$21,057	$3,693	$9,387	$0	$0	$34,137
Closed-end second mortgages	3,182	0	0	0	0	3,182

Total residential real estate	24,239	3,693	9,387	0	0	37,319

Multi-family real estate	4,161	0	0	0	0	4,161

Commercial real estate:
Owner-occupied	11,965	2,081	296	0	0	14,342
Non-owner-occupied	16,915	2,819	17,731	0	0	37,465

Total commercial real estate	28,880	4,900	18,027	0	0	51,807

Land and construction	4,941	50	6,518	0	0	11,509

Consumer:
Non-real estate secured	69	0	150	0	0	219
Real estate secured	108	0	0	0	0	108

Total consumer	177	0	150	0	0	327

Total	$62,398	$8,643	$34,082	$0	$0	$105,123

At December 31, 2010:
Residential real estate:
Closed-end mortgages first mortgages	$23,542	$3,697	$9,691	$0	$0	$36,930
Closed-end second mortgages	3,200	0	0	0	0	3,200

Total residential real estate	26,742	3,697	9,691	0	0	40,130

Multi-family real estate	4,213	0	0	0	0	4,213

Commercial real estate:
Owner-occupied	12,960	1,238	1,837	0	0	16,035
Non-owner-occupied	18,042	3,638	17,404	0	0	39,084

Total commercial real estate	31,002	4,876	19,241	0	0	55,119

Land and construction	4,976	1,667	10,649	0	0	17,292

Consumer:
Non-real estate secured	99	0	151	0	0	250
Real estate secured	108	0	0	0	0	108

Total consumer	207	0	151	0	0	358

Total	$67,140	$10,240	$39,732	$0	$0	$117,112

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. Internally assigned loan grades are defined as follows:

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At June 30, 2011:
Residential real estate:
Closed-end first mortgages	$774	$0	$0	$774	$23,975	$9,388	$34,137
Closed-end second mortgages	0	0	0	0	3,182	0	3,182

Subtotal	774	0	0	774	27,157	9,388	37,319

Multi-family real estate	0	0	0	0	4,161	0	4,161

Commercial real estate:
Owner-occupied	1,319	0	0	1,319	12,732	291	14,342
Non-owner-occupied	2,395	0	0	2,395	19,734	15,336	37,465

Subtotal	3,714	0	0	3,714	32,466	15,627	51,807

Land and construction	0	290	0	290	4,701	6,518	11,509

Consumer:
Non-real estate secured	0	0	0	0	69	150	219
Real estate secured	0	0	0	0	108	0	108

Subtotal	0	0	0	0	177	150	327

Total	$4,488	$290	$0	$4,778	$68,662	$31,683	$105,123

At December 31, 2010:
Residential real estate:
Closed-end first mortgages	$0	$0	$0	$0	$27,239	$9,691	$36,930
Closed-end second mortgages	0	0	0	0	3,200	0	3,200

Subtotal	0	0	0	0	30,439	9,691	40,130

Multi-family real estate	0	0	0	0	4,213	0	4,213

Commercial real estate:
Owner-occupied	0	0	0	0	14,198	1,837	16,035
Non-owner-occupied	3,195	0	0	3,195	20,881	15,008	39,084

Subtotal	3,195	0	0	3,195	35,079	16,845	55,119

Land and construction	0	0	0	0	9,449	7,843	17,292

Consumer:
Non-real estate secured	99	0	0	99	0	151	250
Real estate secured	0	0	0	0	108	0	108

Subtotal	99	0	0	99	108	151	358

Total	$3,294	$0	$0	$3,294	$79,288	$34,530	$117,112

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. The following summarizes the amount of impaired loans (in thousands):

	At June 30, 2011			At December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Residential real estate-
Closed-end first mortgages	$12,306	$14,001	$0	$12,608	$14,272	$0
Commercial real estate:
Owner-occupied	291	298	0	1,837	1,857	0
Non-owner-occupied	17,731	20,001	0	18,204	20,466	0
Land and construction	6,518	10,276	0	9,980	15,018	0
Consumer-
Non-real estate secured	219	219	0	249	249	0

With an allowance recorded:
Commercial real estate-
Non-owner-occupied	1,174	1,174	11	1,174	1,174	11
Land and construction	0	0	0	669	669	75

Total:
Residential real estate-
Closed-end first mortgages	$12,306	$14,001	$0	$12,608	$14,272	$0

Commercial real estate:
Owner-occupied	$291	$298	$0	$1,837	$1,857	$0

Non-owner-occupied	$18,905	$21,175	$11	$19,378	$21,640	$11

Land and construction	$6,518	$10,276	$0	$10,649	$15,687	$75

Consumer-
Non-real estate secured	$219	$219	$0	$249	$249	$0

Total	$38,239	$45,969	$11	$44,721	$53,705	$86

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Three Months Ended June 30,
	2011			2010
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Residential real estate-
Closed-end first mortgages	$11,831	$5	$10	$13,399	$89	$97

Multi-family real estate	$0	$0	$0	$293	$0	$7

Commercial real estate:
Owner-occupied	$355	$0	$0	$509	$0	$1

Non-owner-occupied	$19,171	$32	$94	$13,286	$82	$82

Land and construction	$7,834	$0	$36	$9,103	$6	$60

Consumer-
Non-real estate secured	$223	$1	$1	$0	$0	$0

Total	$39,414	$38	$141	$36,590	$177	$247

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued.

	Six Months Ended June 30,
	2011			2010
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Residential real estate-
Closed-end first mortgages	$12,005	$56	$88	$12,504	$197	$238

Multi-family real estate	$0	$0	$0	$546	$0	$14

Commercial real estate:
Owner-occupied	$552	$0	$1	$500	$0	$4

Non-owner-occupied	$19,317	$85	$211	$13,402	$195	$214

Land and construction	$8,191	$21	$91	$10,213	$19	$158

Consumer-
Non-real estate secured	$228	$4	$4	$0	$0	$0

Total	$40,293	$166	$395	$37,165	$411	$628

(4)	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2011 of the regulatory capital requirements and the Bank’s capital on a percentage basis:

	Bank	Regulatory Requirement

Tier I capital to total average assets	2.64%	8.00	%*

Tier I capital to risk-weighted assets	3.69%	4.00%

Total capital to risk-weighted assets	4.96%	12.00	%*

*	On July 15, 2010, the Bank became subject to these increased capital requirements imposed under the Consent Order, as discussed in Note 9. The Bank is currently not in compliance with these capital ratios.

(5)	Loss Per Share. Basic loss per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Basic and diluted loss per share is the same due to the net loss incurred by the Company. All amounts reflect the one-for-four reverse stock split declared in October 2010. Loss per common share has been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted-average number of common shares outstanding used to calculate basic and diluted loss per common share	819,358	819,358	819,358	819,358

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock-Based Compensation. As of December 31, 2005, all stock options were fully vested and no options have been granted since 2005; therefore, no stock-based compensation has been recognized.

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

All amounts reflect the one-for-four reverse stock split declared in October 2010. A summary of the activity in the Company’s stock option plan is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2010	69,132	$30.05
Options expired	(10,635)	18.16

Outstanding and exercisable at June 30, 2011	58,497	$32.21	3.1 years	$0

(7)	Fair Value Measurements. Securities available for sale measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2011-
Mortgage-backed securities	$38,851	0	38,851	0

There were no transfers of securities between levels of inputs for the six months ended June 30, 2011. There were no securities available for sale as of December 31, 2010.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(7)	Fair Value Measurements, Continued. Impaired collateral-dependent loans are carried at fair value when the current collateral value less estimated selling costs is lower than the carrying value of the loan. Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis are as follows (in thousands):

	At June 30, 2011					Losses Recorded in Operations For the Six Months Ended
	Fair Value	Level 1	Level 2	Level 3	Total Losses	June 30, 2011
Residential real estate-
Closed-end first mortgages	$3,836	$0	$0	$3,836	$869	$308
Commercial real estate:
Owner-occupied	291	0	0	291	8	8
Non-owner-occupied	8,465	0	0	8,465	2,546	0
Land and construction	6,031	0	0	6,031	1,632	920

	$18,623	$0	$0	$18,623	$5,055	$1,236

	At December 31, 2010					Losses Recorded in Operations For the Year Ended
	Fair Value	Level 1	Level 2	Level 3	Total Losses	December 31, 2010
Residential real estate-
Closed-end first mortgages	$4,136	$0	$0	$4,136	$561	$561
Commercial real estate:
Owner-occupied	70	0	0	70	20	20
Non-owner-occupied	8,893	0	0	8,893	2,583	1,857
Land and construction	7,231	0	0	7,231	1,815	1,363

	$20,330	$0	$0	$20,330	$4,979	$3,801

Loans with a carrying value of $11,221,000 and $15,796,000 at June 30, 2011 and December 31, 2010, respectively, were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(7)	Fair Value Measurements, Continued. Foreclosed real estate is recorded at fair value less estimated costs to sell. Foreclosed real estate which is measured at fair value on a nonrecurring basis is as follows (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded During the Period

At June 30, 2011	$5,734	$0	$0	$5,734	$704	$704

At December 31, 2010	$3,215	$0	$0	$3,215	$0	$0

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	At June 30, 2011		At December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$22,288	$22,288	$14,367	$14,367
Securities available for sale	38,851	38,851	0	0
Securities held to maturity	100	100	51,057	48,839
Loans	102,138	102,184	113,542	113,513
Federal Home Loan Bank stock	2,672	2,672	3,173	3,173
Accrued interest receivable	597	597	644	644

Financial liabilities:
Deposit liabilities	137,571	138,338	148,238	148,929
Federal Home Loan Bank advances	31,700	33,583	31,700	33,425
Junior subordinated debenture	5,155	4,727	5,155	4,740
Off-balance sheet financial instruments	0	0	0	0

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

Management believes the Company is in substantial compliance with the requirements of the Written Agreement.

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

The Bank has implemented comprehensive policies and plans to address all of the requirements of the Consent Order and has incorporated recommendations from the FDIC and OFR into these policies and plans. Management believes the Bank is currently in substantial compliance with the requirements of the Consent Order except for the Bank’s failure to attain the regulatory capital ratio requirements. The Company is conducting a private placement offering of its common stock intended to result in the Bank attaining such capital ratios. There can be no assurance, however, that the Company will raise sufficient capital, if any, in the private placement offering for the Bank to achieve material compliance with these ratios.

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

Company Written Agreement with Reserve Bank. On June 22, 2010, the Company and the Reserve Bank entered into a Written Agreement with respect to certain aspects of the operation and management of the Company, including, without the prior approval of the Reserve Bank, paying or declaring dividends, taking dividends or payments from the Bank, making any interest, principal or other distributions on trust preferred securities, incurring, increasing or guaranteeing any debt, purchasing or redeeming any shares of stock, or appointing any new director or senior executive officer. Management believes that the Company is currently in substantial compliance with the requirements of the Written Agreement. A detailed discussion of the Written Agreement is contained in Footnote 8 to the condensed consolidated financial statements contained in this report.

Capital Levels

The FDIC has established minimum requirements for capital adequacy for state non-member banks. As of June 30, 2011, the Bank was considered “significantly undercapitalized” under these FDIC requirements. As a ‘significantly undercapitalized” institution, the Bank is subject to restrictions on capital distributions, payment of management fees, asset growth and the acceptance, and renewal or rollover of brokered and high-rate deposits. In addition, the Bank must obtain prior approval of the FDIC prior to acquiring any interest in any company or insured depository institution, establishing or acquiring any additional branch office, or engaging in any new line of business. For more information on FDIC capital requirements, see the discussion under the subheadings “Capital Adequacy Requirements” in the section “Supervision and Regulation” included in Item 1 of the Company’s 2010 10-K.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

The Bank does not meet the additional capital requirements required by the Consent Order. The Consent Order required that no later than July 15, 2010, and during the life of the Consent Order, the Bank shall maintain: (a) a Tier 1 capital to total assets leverage ratio (Leverage ratio) at least equal to or greater than 8%; and (b) a ratio of qualifying total capital to risk-weighted assets (Total risk-based capital ratio) at least equal to or greater than 12%.

The following table summarizes the capital measures of the Bank at June 30, 2011 and December 31, 2010:

				FDIC Guideline Requirements
(Dollars in thousands)	June 30, 2011	December 31, 2010	Adequately- Capitalized	Well- Capitalized	Consent Order

Tier I risk-based capital ratio	3.69	5.43	4.00	6.00	*

Total risk-based capital ratio	4.96	6.70	8.00	10.00	12.00

Leverage ratio	2.64	4.02	4.00	5.00	8.00

*	No additional requirement is established by the Consent Order

The Company is taking steps to raise additional capital, including a current private placement offering of its common stock that could result in a change of control of the Company and may be highly dilutive to existing shareholders. Management is uncertain as to whether the Company will be successful in raising sufficient capital in the private placement, if any, to meet the increased capital ratios required by the Consent Order or the FDIC’s guidelines for prompt corrective action. If the Company is unable to raise sufficient capital and the Bank’s regulatory capital levels continue to decline to a level at which the Bank is considered “critically undercapitalized” under these FDIC guidelines (a ratio of tangible equity to total assets equal to or less than 2.0%) it could have a material adverse impact on the Company’s business, results of operations and financial condition, and ultimately could result in the closure of the Bank and the placement of the Bank into receivership with the FDIC.

Financial Condition at June 30, 2011 and December 31, 2010

Overview

Our total assets declined by $14.1 million to $176.2 million at June 30, 2011, from $190.3 million at December 31, 2010, due to a $12.1 million reduction in securities primarily as a result of a sale and an $11.4 million reduction in net loans as a result of loan payoffs and the transfer of $5.0 million in loans to foreclosed real estate, partially offset by a $7.9 million increase in cash and cash equivalents. Deposits decreased by $10.6 million to $137.6 million at June 30, 2011, from $148.2 million at December 31, 2010. The Company reduced its assets and deposits as part of its strategy to minimize the decline in the Bank’s capital ratios. Total stockholders’ equity declined by $4.0 million to a deficit of $(1.2) million at June 30, 2011 from $2.8 million at December 31, 2010, due to a net loss for the

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

six months ended June 30, 2011 of $3.1 million and an increase in accumulated other comprehensive loss of $.9 million due to unrealized losses from the reclassification of securities previously held to maturity to the held for sale category in June 2011.

The following table shows selected information for the periods ended or at the dates indicated:

	Six Months Ended June 30, 2011	Year Ended December 31, 2010	Six Months Ended June 30, 2010
Average equity as a percentage of average assets	0.64%	3.01%	3.72%

Equity to total assets at end of period	(.66)%	1.49%	2.82%

Return on average assets (1)	(3.36)%	(3.84)%	(4.44)%

Return on average equity (1)	(526.43)%	(127.59)%	(119.11)%

Noninterest expenses to average assets (1)	4.49%	4.44%	5.60%

(1)	Annualized for the six months ended June 30, 2011 and 2010.

We continue to experience the adverse effects of a weak economy and the continuing decline in real estate values in south Florida, resulting in significant levels of non-performing loans, foreclosed real estate and loan charge-offs. Management, however, is committed to minimizing further losses in the loan portfolio and reducing our nonperforming assets.

Liquidity and Sources of Funds

The Bank’s sources of funds include customer deposits, advances from the FHLB, principal repayments and sales of investment securities, loan repayments, foreclosed real estate sales, the use of Federal Funds markets, net income, if any, and loans taken out at the Federal Reserve discount window.

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

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

In addition to obtaining funds from depositors, we may borrow funds from other financial institutions. At June 30, 2011, the Bank had outstanding borrowings of $31.7 million, against its $31.7 million in established borrowing capacity with the FHLB. The Bank’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. The use of the Federal Fund line is subject to certain conditions. In 2010, the Bank obtained an available discount window credit line with the Reserve Bank, currently $1,200,000. The Reserve Bank line is subject to collateral requirements, must be repaid within 90 days, and each advance is subject to prior Reserve Bank consent. We measure and monitor our liquidity daily and believe our liquidity sources are adequate to meet our operating needs.

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

The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. As of June 30, 2011, the Company has no commitments to extend credit.

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

	Three Months Ended June 30,
	2011			2010
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
			($ in thousands)
Interest-earning assets:
Loans	$108,219	$1,197	4.42%	$132,398	$1,588	4.80%
Securities	51,142	500	3.91	33,759	494	5.85
Other (1)	15,796	14	0.35	34,684	19	.22

Total interest-earning assets/interest income	175,157	1,711	3.91	200,841	2,101	4.18

Cash and due from banks	440			1,031
Premise and equipment	2,758			2,889
Other	4,446			12,648

Total assets	$182,801			$217,409

Interest-bearing liabilities:
Savings, NOW and money-market deposits	36,187	76	0.84	44,286	122	1.10
Time deposits	105,974	422	1.59	112,922	576	2.04
Borrowings (2)	36,855	384	4.17	41,470	420	4.05

Total interest-bearing liabilities/interest expense	179,016	882	1.97	198,678	1,118	2.25

Noninterest-bearing demand deposits	513			480
Other liabilities	3,074			10,958
Stockholders’ equity	198			7,293

Total liabilities and stockholders’ equity	$182,801			$217,409

Net interest income		$829			$983

Interest-rate spread (3)			1.94%			1.93%

Net interest margin (4)			1.89%			1.96%

Ratio of average interest-earning assets to average interest-bearing liabilities	0.98			1.01

(1)	Includes interest-earning deposits with banks, Federal funds sold, and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and junior subordinated debenture.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30,
	2011			2010
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
			($ in thousands)
Interest-earning assets:
Loans	$110,062	$2,486	4.52%	$137,247	$3,489	5.08%
Securities	51,824	1,029	3.97	50,991	1,424	5.59
Other (1)	16,325	29	0.36	32,487	33	.20

Total interest-earning assets/interest income	178,211	3,544	3.98	220,725	4,946	4.48

Cash and due from banks	511			1,361
Premise and equipment	2,773			2,909
Other	4,895			10,837

Total assets	$186,390			$235,832

Interest-bearing liabilities:
Savings, NOW and money-market deposits	36,176	153	0.85	44,663	306	1.37
Time deposits	108,775	895	1.65	109,275	1,150	2.10
Borrowings (2)	36,855	765	4.15	65,534	1,304	3.98

Total interest-bearing liabilities/interest expense	181,806	1,813	1.99	219,472	2,760	2.52

Noninterest-bearing demand deposits	497			504
Other liabilities	2,899			7,074
Stockholders’ equity	1,188			8,782

Total liabilities and stockholders’ equity	$186,390			$235,832

Net interest income		$1,731			$2,186

Interest-rate spread (3)			1.49%			1.96%

Net interest margin (4)			1.94%			1.98%

Ratio of average interest-earning assets to average interest-bearing liabilities	0.98			1.01

(1)	Includes interest-earning deposits with banks, Federal funds sold, and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and junior subordinated debenture.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended June 30, 2011 and 2010

General. Net loss for the three months ended June 30, 2011, was $2.0 million or $(2.40) per basic and diluted share compared to a net loss of $2.1 million or $(2.59) per basic and diluted share for the period ended June 30, 2010. This decrease in net loss was partially due to a $0.6 million reduction in provision for loan losses and $0.2 million gain on sale of securities partially offset by a $0.5 million increase in noninterest expenses.

Interest Income. Interest income decreased to $1.7 million for the three months ended June 30, 2011 from $2.1 million for the three months ended June 30, 2010. Interest income on loans decreased $0.4 million due primarily to a decrease in the average loan portfolio balance and a decrease in the average yield earned for the three months ended June 30, 2011 compared to the same period in 2010.

Interest Expense. Interest expense decreased to $0.9 million for the three months ended June 30, 2011 from $1.1 million for the three months ended June 30, 2010. Interest expense decreased primarily because of a decrease in the average balance and average yield paid during 2011.

Provision for Loan Losses. The provision for the three months ended June 30, 2011, was $0.9 million compared to $1.5 million for the same period in 2010. The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio at June 30, 2011. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $3.1 million or 2.93% of loans outstanding at June 30, 2011, compared to $3.7 million, or 3.16% of loans outstanding at December 31, 2010. Management believes the balance in the allowance for loan losses at June 30, 2011 is adequate.

Noninterest Income. Total noninterest income increased to $0.2 million for the three months ended June 30, 2011, from $15,000 for the three months ended June 30, 2010 primarily due to a increase in gains recognized on the sale of securities.

Noninterest Expenses. Total noninterest expenses increased to $2.1 million for the three months ended June 30, 2011 compared to $1.6 million for the three months ended June 30, 2010, primarily due to an increase in expenses related to foreclosed real estate.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Six-Month Periods Ended June 30, 2011 and 2010

General. Net loss for the six months ended June 30, 2011, was $3.1 million or $(3.82) per basic and diluted share compared to a net loss of $5.2 million or $(6.38) per basic and diluted share for the period ended June 30, 2010. The decrease in the Company’s net loss was primarily due to a decrease in the $2.4 million net expense associated with downsizing the Company in the first quarter of 2010 and a $1.3 million reduction in provision for loan losses, partially offset by a $0.5 million reduction in net interest income before provision for loan losses and a $0.9 million increase in expenses related to foreclosed real estate and insurance.

Interest Income. Interest income decreased to $3.5 million for the six months ended June 30, 2011 from $4.9 million for the six months ended June 30, 2010. Interest income on loans decreased $1.0 million due primarily to a decrease in the average loan portfolio balance and a decrease in the average yield earned for the six months ended June 30, 2011 compared to the same period in 2010. Interest on securities decreased by $0.4 million to $1.0 million due primarily to a decrease in the average balance of the securities portfolio.

Interest Expense. Interest expense on deposits decreased to $1.0 million for the six months ended June 30, 2011 from $1.5 million for the six months ended June 30, 2010. Interest expense decreased primarily because of a decrease in the average yield paid and the average balance during 2011. Interest expense on borrowings decreased to $0.8 million for the six months ended June 30, 2011 from $1.3 million for the six months ended June 30, 2010 due primarily to a decrease in the average balance of borrowings.

Provision for Loan Losses. The provision for the six months ended June 30, 2011, was $0.9 million compared to $2.2 million for the same period in 2010. The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio at June 30, 2011. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $3.1 million or 2.93% of loans outstanding at June 30, 2011, compared to $3.7 million, or 3.16% of loans outstanding at December 31, 2010. Management believes the balance in the allowance for loan losses at June 30, 2011 is adequate.

Noninterest Income. Total noninterest income decreased to $0.2 million for the six months ended June 30, 2011, from $1.4 million for the six months ended June 30, 2010 primarily due to a decrease in gains recognized on the sale of securities as part of the downsizing of the Company in the first quarter of 2010.

Noninterest Expenses. Total noninterest expenses decreased to $4.2 million for the six months ended June 30, 2011 compared to $6.6 million for the six months ended June 30, 2010, primarily due to a decrease in the loss on the early extinguishment of debt associated with the Company’s downsizing in 2010, partially offset by an increase in foreclosed real estate, insurance and other expenses.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 4. Controls and Procedures

Under the supervision and with the participation of our President and Chief Financial Officer (our principal executive officer and principal financial officer), we have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and, based on this evaluation, the President and Chief Financial Officer concluded that these disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date:	August 15, 2011	By:	/s/ Richard L. Browdy
Richard L. Browdy President and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 11, 2004

3.2	Articles of Amendment to the Articles of Incorporation, effective as of January 7, 2009 (Incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 31, 2009)

3.3	Articles of Amendment to the Articles of Incorporation, effective as of November 5, 2010 (Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K, filed with the SEC on November 5, 2010)

4.3	Bylaws (incorporated by reference from Current Report on Form 8-K filed with the SEC on May 11, 2004

4.1	Form of stock certificate (incorporated by reference from Quarterly Report on Form 10-QSB filed with the SEC on August 12, 2004)

10.1	Amended and Restated Stock Option Plan (incorporated by reference from Annual Report on Form 10-KSB filed with the SEC on March 31, 2006)

10.2	Stipulation to Entry of Consent Order and Consent Order between OptimumBank, Federal Deposit Insurance Corporation and State of Florida Office of Financial Regulation dated April 16, 2010 (incorporated by reference from current report on Form 8-K filed with the SEC on April 26, 2010)

10.3	Agreement between OptimumBank, Albert J. Finch and Richard L. Browdy dated June 14, 2002 (incorporated by reference from Registration Statement on Form 10-SB under the Exchange Act, filed with the Federal Deposit Insurance Corporation on March 28, 2003)

10.4	Written Agreement by and between OptimumBank Holdings, Inc. and Federal Reserve Bank of Atlanta dated June 22, 2010 (incorporated by reference from Quarterly Report on Form 10-Q filed with the SEC on November 15, 2010)

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated by reference from Annual Report on Form 10-K filed with the SEC on March 31, 2010)

31.1	Certification of Principal Executive and Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Principal Executive and Principal Financial Officer under 18 U.S.C. Section 1350

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

EXHIBIT INDEX

Exhibit No.	Description

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	To be filed by amendment pursuant to Rule 405(a)(2)(ii) of Regulation S-T