Form 10-Q
period 2011-09-30
OptimumBank Holdings, Inc.
filed 2011-11-14
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,821,608 shares of Common Stock, $.01 par value, issued and outstanding as of November 9, 2011

120

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	September 30, 2011	December 31, 2010
	(Unaudited)

Assets

Cash and due from banks	$850	$1,027
Interest-bearing deposits with banks	119	186
Federal funds sold	19,729	13,154

Total cash and cash equivalents	20,698	14,367

Securities available for sale	36,541	0
Securities held to maturity (fair value of $100 and $48,839)	100	51,057
Loans, net of allowance for loan losses of $3,137 and $3,703	95,756	113,542
Federal Home Loan Bank stock	2,426	3,173
Premises and equipment, net	2,707	2,796
Foreclosed real estate, net	7,218	3,215
Accrued interest receivable	543	644
Income taxes receivable	772	772
Other assets	366	739

Total assets	$167,127	$190,305

Liabilities and Stockholders’ (Deficit) Equity

Liabilities:
Noninterest-bearing demand deposits	473	309
Savings, NOW and money-market deposits	33,458	36,654
Time deposits	95,293	111,275

Total deposits	129,224	148,238

Federal Home Loan Bank advances	31,700	31,700
Junior subordinated debenture	5,155	5,155
Advanced payment by borrowers for taxes and insurance	1,265	806
Official checks	258	815
Other liabilities	1,234	756

Total liabilities	168,836	187,470

Stockholders’ (deficit) equity:
Preferred stock, no par value; 6,000,000 shares authorized, no shares issued or outstanding	0	0
Common stock, $.01 par value; 1,500,000 shares authorized, 819,358 shares issued and outstanding	8	8
Additional paid-in capital	19,071	19,071
Accumulated deficit	(19,934)	(16,244)
Accumulated other comprehensive loss	(854)	0

Total stockholders’ (deficit) equity	(1,709)	2,835

Total liabilities and stockholders’ (deficit) equity	$167,127	$190,305

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income:
Loans	$1,121	$1,493	$3,607	$4,982
Securities	378	474	1,407	1,898
Other	17	27	46	60

Total interest income	1,516	1,994	5,060	6,940

Interest expense:
Deposits	441	725	1,489	2,181
Borrowings	389	391	1,153	1,695

Total interest expense	830	1,116	2,642	3,876

Net interest income	686	878	2,418	3,064

Provision (credit) for loan losses	(243)	1,006	652	3,199

Net interest income (expense) after provision (credit) for loan losses	929	(128)	1,766	(135)

Noninterest income:
Service charges and fees	9	14	26	31
Gain on sale of securities	0	0	153	1,350
Other	1	1	53	5

Total noninterest income	10	15	232	1,386

Noninterest expenses:
Salaries and employee benefits	444	479	1,380	1,389
Occupancy and equipment	132	147	399	449
Data processing	45	54	147	151
Professional fees	417	336	1,267	1,119
Insurance	99	47	326	74
Stationary and supplies	9	10	26	33
Foreclosed real estate	81	153	1,063	456
Regulatory assessment	163	123	545	442
Other	112	77	535	208
Loss on extinguishment of debt	0	0	0	3,699

Total noninterest expenses	1,502	1,426	5,688	8,020

Net loss	$(563)	$(1,539)	$(3,690)	$(6,769)

Net loss per share:
Basic	$(.69)	$(1.88)	$(4.50)	$(8.26)

Diluted	$(.69)	$(1.88)	$(4.50)	$(8.26)

Dividends per share	$0	$0	$0	$0

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

Nine Months Ended September 30, 2011 and 2010

(Dollars in thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2009	3,276,842	$33	19,046	(7,791)	0	11,288

Net loss for the nine months ended September 30, 2010 (unaudited)	0	0	0	(6,769)	0	(6,769)

Balance at September 30, 2010 (unaudited)	3,276,842	$33	19,046	(14,560)	0	4,519

Balance at December 31, 2010	819,358	$8	19,071	(16,244)	0	2,835

Comprehensive loss:
Net loss for the nine months ended September 30, 2011 (unaudited)	0	0	0	(3,690)	0	(3,690)

Net change in unrealized loss on securities available for sale (unaudited)	0	0	0	0	(854)	(854)

Comprehensive loss (unaudited)	0	0	0	0	0	(4,544)

Balance at September 30, 2011 (unaudited)	819,358	$8	19,071	(19,934)	(854)	(1,709)

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(3,690)	$(6,769)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	94	122
Provision for loan losses	652	3,199
Deferred income taxes	0	772
Decrease in income tax receivable	0	2,456
Gain on sale of securities	(153)	(1,350)
Loss on early extinguishment of debt	0	3,699
Net amortization of fees, premiums and discounts	93	4
Decrease (increase) in other assets	373	(331)
Loss on sale of foreclosed real estate	186	235
Write-down of foreclosed real estate	704	126
Decrease in accrued interest receivable	101	334
(Decrease) increase in official checks and other liabilities	(79)	236

Net cash (used in) provided by operating activities	(1,719)	2,733

Cash flows from investing activities:
Purchases of securities held to maturity	(5,048)	(15,266)
Principal repayments of securities held to maturity	5,428	7,613
Principal repayments of securities available for sale	2,260	0
Proceeds from sale of security available for sale	11,028	45,434
Net decrease in loans	8,492	9,825
Purchase of premises and equipment	(5)	(10)
Proceeds from sale of foreclosed real estate	3,703	1,959
Redemption of Federal Home Loan Bank stock	747	254

Net cash provided by investing activities	26,605	49,809

Cash flows from financing activities:
Net (decrease) increase in deposits	(19,014)	6,446
Net decrease in other borrowings	0	(44,764)
Increase in advance payments by borrowers for taxes and insurance	459	668
Repayment of Federal Home Loan Bank advances	0	(26,735)

Net cash used in financing activities	(18,555)	(64,385)

Net increase (decrease) in cash and cash equivalents	6,331	(11,843)

Cash and cash equivalents at beginning of the period	14,367	36,784

Cash and cash equivalents at end of the period	$20,698	$24,941

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Nine Months Ended September 30,
	2011	2010
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,535	$3,964

Income taxes	$0	$0

Noncash investing and financing activities:
Change in accumulated other comprehensive loss, net change in unrealized loss on security available for sale	$21	$0

Transfer of securities held to maturity to available for sale	$50,534	$0

Loans transferred to foreclosed real estate	$8,596	$533

Loan made in connection with sale of foreclosed real estate	$0	$485

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General. OptimumBank Holdings, Inc. (the “Holding Company”) is a one-bank holding company and owns 100% of OptimumBank (the “Bank”), a state (Florida)-chartered commercial bank. The Bank’s wholly-owned subsidiaries are OB Real Estate Management, LLC, OB Real Estate Holdings, LLC and OB Real Estate Holding 1503, LLC, all of which were formed in 2009, OB Real Estate Holdings 1695, OB Real Estate Holdings 1669, OB Real Estate Holdings 1645, OB Real Estate Holdings 1620 and OB Real Estate Holdings 1565, all formed in 2010, and OB Real Estate Holdings 1443 and OB Real Estate Holdings 1616, OB Real Estate Holdings 1617, OB Real Estate Holdings 1710, OB Real Estate Holdings 1596, OB Real Estate Holdings 1636 formed in 2011. The Holding Company’s only business is the operation of the Bank and its subsidiaries (collectively, the “Company”). The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of community banking services to individual and corporate customers through its three banking offices located in Broward County, Florida. OB Real Estate Management, LLC is primarily engaged in managing foreclosed real estate. This subsidiary had no activity in 2011 and 2010. All other subsidiaries are primarily engaged in holding and disposing of foreclosed real estate.

In the opinion of the management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2011, and the results of operations for the three- and nine-month periods ended September 30, 2011 and 2010, and cash flows for the nine-months periods ended September 30, 2011 and 2010. The results of operations for the three- and nine-months ended September 30, 2011, are not necessarily indicative of the results to be expected for the full year.

Common Stock Offering and Purchase Agreement. The Company completed a private placement offering of its common stock on October 27. 2011, and sold 21,002,250 shares of common stock for net proceeds of $8.3 million. All of the proceeds were invested in the Bank. Had this transaction been consummated as of September 30, 2011, the Bank’s Tier 1 leverage capital ratio and total risk based capital ratios would have been 7.36% and 11.29%, respectively. As discussed in Note 9, the Bank is required to maintain a Tier 1 leverage ratio of 8% and a total risk based capital ratio of 12% under the terms of the Consent Order issued by the FDIC and the Florida Office of Financial Regulation (“OFR”).

The Company also entered into a binding stock purchase agreement with Company director Moishe Gubin (“Gubin”) on October 25, 2011, under which Gubin has agreed to purchase, subject to certain conditions, for $2.7 million in cash, 6,750,000 newly issued shares of common stock of the Company. The closing of this transaction is subject to regulatory approval from the Federal Reserve Board and the OFR. The stock purchase agreement may be terminated by the Company or Gubin if the closing does not occur by February 28, 2012, but not by either party whose failure to perform any obligations under the agreement required to be performed on or prior to such date has been the cause of, or results in, the failure of the transaction to close on or before such date.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

If the transaction with Gubin is consummated, it is anticipated that substantially all the proceeds would be invested in the Bank and the Bank would have total new capital of approximately $11 million. With $11 million in new capital, the Bank’s Tier 1 leverage and total risk based capital ratios at September 30, 2011, on a pro forma basis, would be 9.00% and 13.48%, respectively. These ratios would exceed the corresponding 8% and 12% ratios imposed under the Consent Order. There can be no assurance, however, that the transaction with Gubin will be consummated, or that the Company will be able to raise sufficient capital in the transaction to meet the Bank’s capital requirements under the Consent Order.

Registration Rights. In connection with the private placement offering and the transaction with Gubin, the Bank has agreed to grant each purchaser of common stock certain registration rights. The Company has agreed to file a registration statement on Form S-3 as soon as practicable after the closing of the private placement (or in the case of the stock purchase by Gubin, the closing of the stock purchase), and to use reasonable best efforts to make such registration statement become effective. The Company is required to maintain this registration statement continuously in effect until all such shares have been sold or become eligible for sale without restrictions under Rule 144 promulgated under the Securities Act. The registration rights are subject to the right of the Company to delay registration to avoid disclosure of material nonpublic information. The holder of registrable securities must comply with certain standard provisions facilitating the filing and effectiveness of the registration statement as well.

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

Income Taxes. During the year ended December 31, 2009, the Company assessed its earnings history and trend over the past year and its estimate of future earnings, and determined that it is more likely than not that the deferred tax asset will not be realized in the near term. Accordingly, a valuation allowance was recorded against the net deferred tax asset for the amount not expected to be realized in the future. Based on the available evidence in 2010 and 2011, the Company determined that it is still more likely than not that the deferred tax asset will not be realized in the near term. Accordingly, the valuation allowance was increased in 2010 and 2011 to offset the increase in the net deferred tax asset.

Recent Accounting Standards Update. In June 2011, the FASB issued Accounting Standards Update No. 2011-05 (“ASU 2011-05”), Comprehensive Income (Topic 220), Presentation of Comprehensive Income. The objective of ASU 2011-05 is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To achieve this goal and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the consolidated statement of changes in stockholders’ equity. The amendments in ASU 2011-05 require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments in ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The Company does not expect the adoption of ASU 2011-05 will have a material impact on its consolidated financial statements.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(1)	General, Continued.

Recent Accounting Standards Update, Continued. In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”), Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The objective of ASU 2011-04 is to provide clarification of Topic 820 and, also, to ensure that fair value has the same meaning in U.S. generally accepted accounting principles (“GAAP”) and in international financial reporting standards (“IFRSs”) and that their respective fair value measurement and disclosure requirements are generally the same. Thus, this update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRSs. The amendment is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. Early application is not permitted. The Company does not expect the adoption of ASU 2011-04 will have a material impact on its consolidated financial statements.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities. Securities have been classified according to management’s intent. The carrying amount of securities and approximate fair values are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At September 30, 2011:
Securities Available for Sale-
Mortgage-backed securities	$37,395	$288	$(1,142)	$36,541

Security Held to Maturity-
State of Israel Bond	$100	$0	$0	$100

At December 31, 2010:
Securities Held to Maturity:
Mortgage-backed securities	$50,957	$130	$(2,348)	$48,739
State of Israel bond	100	0	0	100

	$51,057	$130	$(2,348)	$48,839

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

Securities with gross unrealized losses at September 30, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale-
Mortgage-backed securities	$13	$997	$1,129	$15,111

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities, Continued. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. A security is impaired if the fair value is less than its carrying value at the financial statement date. When a security is impaired, the Company determines whether this impairment is temporary or other-than-temporary. In estimating other-than-temporary impairment (“OTTI”) losses, management assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in operations. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in operations is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive loss. Management utilizes cash flow models to segregate impairments to distinguish between impairment related to credit losses and impairment related to other factors. To assess for OTTI, management considers, among other things, (i) the severity and duration of the impairment; (ii) the ratings of the security; (iii) the overall transaction structure (the Company’s position within the structure, the aggregate, near-term financial performance of the underlying collateral, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, and discounted cash flows); and (iv) the timing and magnitude of a break in modeled cash flows.

In evaluating mortgage-backed securities with unrealized losses greater than twelve months, management utilizes various resources, including input from independent third party firms to perform an analysis of expected future cash flows. The process begins with an assessment of the underlying collateral backing the mortgage pools. Management develops specific assumptions using as much market data as possible and includes internal estimates as well as estimates published by rating agencies and other third-party sources. The data for the individual borrowers in the underlying mortgage pools are generally segregated by state, FICO score at issue, loan to value at issue and income documentation criteria. Mortgage pools are evaluated for current and expected levels of delinquencies and foreclosures, based on where they fall in the proscribed data set of FICO score, geographics, LTV and documentation type and a level of loss severity is assigned to each security based on its experience. The above-described historical data is used to develop current and expected measures of cumulative default rates as well as ultimate loss frequency and severity within the underlying mortgages. This reveals the expected future cash flows within the mortgage pool. The data described above is then input to an industry recognized model to assess the behavior of the particular security tranche owned by the Company. Significant inputs in this process include the structure of any subordination structures, if applicable, and are dictated by the structure of each particular security as laid out in the offering documents. The forecasted cash flows from the mortgage pools are input through the security structuring model to derive expected cash flows for the specific security owned by the Company to determine if the future cash flows are expected to exceed the book value of the security. The values for the significant inputs are updated on a regular basis. Based on management’s analysis, there was no OTTI charge during 2010 or 2011. In 2009, an OTTI charge of $179,000 was recorded on five securities with a carrying value of $6.0 million at September 30, 2011. There have been no subsequent OTTI charges related to these securities since 2009.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities, Continued. The unrealized losses on twelve investment securities were caused by market conditions. It is expected that the securities would not be settled at a price less than the book value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(3)	Loans. The components of loans are as follows (in thousands):

	At September 30, 2011	At December 31, 2010

Residential real estate	$34,131	$40,130
Multi-family real estate	4,138	4,213
Commercial real estate	49,113	55,119
Land and construction	11,091	17,292
Consumer	326	358

Total loans	98,799	117,112

Add (deduct):
Net deferred loan fees, costs and premiums	94	134
Loan discounts	0	(1)
Allowance for loan losses	(3,137)	(3,703)

Loans, net	$95,756	$113,542

An analysis of the change in the allowance for loan losses for the three and nine-months ended September 30, 2011 and 2010 follows (in thousands):

	Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Land and Construction	Consumer	Total	2010
Three Months Ended September 30, 2011:
Beginning balance	$1,093	$308	$1,400	$197	$77	$3,075	$3,492
Provision for loan losses	(644)	135	374	(117)	9	(243)	1,006
Charge-offs	0	0	(150)	0	0	(150)	(1,268)
Recoveries	328	2	0	121	4	455	14

Ending balance	$777	$445	$1,624	$201	$90	$3,137	$3,244

Nine Months Ended September 30, 2011:
Beginning balance	$1,285	$282	$1,542	$514	$80	$3,703	$9,363
Provision (credit) for loan losses	(562)	158	284	772	0	652	3,199
Charge-offs	(308)	0	(202)	(1,230)	0	(1,740)	(9,422)
Recoveries	362	5	0	145	10	522	104

Ending balance	$777	$445	$1,624	$201	$90	$3,137	$3,244

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. The Company has divided the loan portfolio into five portfolio segments, each with different risk characteristics and methodologies for assessing risk. The portfolio segments identified by the Company are as follows:

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. The balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2011 and December 31, 2010 follows (in thousands):

	At September 30,
	2011
	Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Land and Construction	Consumer	Total
Individually evaluated for impairment:
Recorded investment	$9,226	$0	$16,807	$6,409	$216	$32,658

Balance in allowance for loan losses	$0	$0	$11	$17	$0	$28

Collectively evaluated for impairment:
Recorded investment	$24,905	$4,138	$32,306	$4,682	$110	$66,141

Balance in allowance for loan losses	$777	$445	$1,613	$184	$90	$3,109

	At December 31,
	2010
	Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Land and Construction	Consumer	Total
Individually evaluated for impairment:
Recorded investment	$12,608	$0	$21,215	$10,649	$249	$44,721

Balance in allowance for loan losses	$0	$0	$11	$75	$0	$86

Collectively evaluated for impairment:
Recorded investment	$27,522	$4,213	$33,904	$6,643	$109	$72,391

Balance in allowance for loan losses	$1,285	$282	$1,531	$439	$80	$3,617

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. The following summarizes the loan credit quality (in thousands):

	Pass	OLEM (Other Loans Especially Mentioned)	Substandard	Doubtful	Loss	Total
At September 30, 2011:
Residential real estate:
Closed-end mortgages first mortgages	$20,965	$3,687	$6,308	$0	$0	$30,960
Closed-end second mortgages	3,171	0	0	0	0	3,171

Total residential real estate	24,136	3,687	6,308	0	0	34,131

Multi-family real estate	4,138	0	0	0	0	4,138

Commercial real estate:
Owner-occupied	11,821	2,022	369	0	0	14,212
Non-owner-occupied	16,827	2,809	15,265	0	0	34,901

Total commercial real estate	28,648	4,831	15,634	0	0	49,113

Land and construction	4,632	50	6,409	0	0	11,091

Consumer:
Non-real estate secured	0	69	150	0	0	219
Real estate secured	107	0	0	0	0	107

Total consumer	107	69	150	0	0	326

Total	$61,661	$8,637	$28,501	$0	$0	$98,799

At December 31, 2010:
Residential real estate:
Closed-end mortgages first mortgages	$23,542	$3,697	$9,691	$0	$0	$36,930
Closed-end second mortgages	3,200	0	0	0	0	3,200

Total residential real estate	26,742	3,697	9,691	0	0	40,130

Multi-family real estate	4,213	0	0	0	0	4,213

Commercial real estate:
Owner-occupied	12,960	1,238	1,837	0	0	16,035
Non-owner-occupied	18,042	3,638	17,404	0	0	39,084

Total commercial real estate	31,002	4,876	19,241	0	0	55,119

Land and construction	4,976	1,667	10,649	0	0	17,292

Consumer:
Non-real estate secured	99	0	151	0	0	250
Real estate secured	108	0	0	0	0	108

Total consumer	207	0	151	0	0	358

Total	$67,140	$10,240	$39,732	$0	$0	$117,112

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. Internally assigned loan grades are defined as follows:

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At September 30, 2011:
Residential real estate:
Closed-end first mortgages	$0	$0	$0	$0	$24,652	$6,308	$30,960
Closed-end second mortgages	0	0	0	0	3,171	0	3,171

Subtotal	0	0	0	0	27,823	6,308	34,131

Multi-family real estate	0	0	0	0	4,138	0	4,138

Commercial real estate:
Owner-occupied	0	0	0	0	13,843	369	14,212
Non-owner-occupied	1,174	0	0	1,174	18,462	15,265	34,901

Subtotal	1,174	0	0	1,174	32,305	15,634	49,113

Land and construction	0	0	0	0	4,682	6,409	11,091

Consumer:
Non-real estate secured	0	0	0	0	69	150	219
Real estate secured	0	0	0	0	107	0	107

Subtotal	0	0	0	0	176	150	326

Total	$1,174	$0	$0	$1,174	$69,124	$28,501	$98,799

At December 31, 2010:
Residential real estate:
Closed-end first mortgages	$0	$0	$0	$0	$27,239	$9,691	$36,930
Closed-end second mortgages	0	0	0	0	3,200	0	3,200

Subtotal	0	0	0	0	30,439	9,691	40,130

Multi-family real estate	0	0	0	0	4,213	0	4,213

Commercial real estate:
Owner-occupied	0	0	0	0	14,198	1,837	16,035
Non-owner-occupied	3,195	0	0	3,195	20,881	15,008	39,084

Subtotal	3,195	0	0	3,195	35,079	16,845	55,119

Land and construction	0	0	0	0	9,449	7,843	17,292

Consumer:
Non-real estate secured	99	0	0	99	0	151	250
Real estate secured	0	0	0	0	108	0	108

Subtotal	99	0	0	99	108	151	358

Total	$3,294	$0	$0	$3,294	$79,288	$34,530	$117,112

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. The following summarizes the amount of impaired loans (in thousands):

	At September 30, 2011			At December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Residential real estate-
Closed-end first mortgages	$9,226	$10,687	$0	$12,608	$14,272	$0
Commercial real estate:
Owner-occupied	369	376	0	1,837	1,857	0
Non-owner-occupied	15,264	17,640	0	18,204	20,466	0
Land and construction	6,409	10,030	0	9,980	15,018	0
Consumer-
Non-real estate secured	216	219	0	249	249	0

With an allowance recorded:
Commercial real estate-
Non-owner-occupied	1,174	1,174	11	1,174	1,174	11
Land and construction	0	0	0	669	669	75

Total:
Residential real estate-
Closed-end first mortgages	$9,226	$10,687	$0	$12,608	$14,272	$0

Commercial real estate:
Owner-occupied	$369	$376	$0	$1,837	$1,857	$0

Non-owner-occupied	$16,438	$18,814	$11	$19,378	$21,640	$11

Land and construction	$6,409	$10,030	$0	$10,649	$15,687	$75

Consumer-
Non-real estate secured	$216	$219	$0	$249	$249	$0

Total	$32,658	$40,126	$11	$44,721	$53,705	$86

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Three Months Ended September 30,
	2011			2010
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Residential real estate-
Closed-end first mortgages	$11,080	$66	$71	$13,023	$88	$88

Multi-family real estate	$0	$0	$0	$260	$0	$0

Commercial real estate:
Owner-occupied	$296	$0	$0	$1,938	$0	$0

Non-owner-occupied	$18,404	$10	$92	$16,049	$32	$32

Land and construction	$6,746	$0	$28	$8,358	$6	$6

Consumer-
Non-real estate secured	$216	$1	$1	$0	$0	$0

Total	$36,742	$77	$192	$39,628	$126	$126

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued.

	Nine Months Ended September 30,
	2011			2010
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Residential real estate-
Closed-end first mortgages	$11,686	$174	$211	$11,788	$285	$285

Multi-family real estate	$0	$0	$0	$449	$0	$0

Commercial real estate:
Owner-occupied	$466	$0	$1	$2,892	$0	$0

Non-owner-occupied	$19,009	$95	$303	$14,294	$227	$227

Land and construction	$7,704	$21	$119	$9,588	$25	$25

Consumer-
Non-real estate secured	$224	$5	$5	$0	$0	$0

Total	$39,089	$295	$639	$39,011	$537	$537

The following is a summary of loans determined to be troubled debt restructuring during the periods presented (dollars in thousands):

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Outstanding Recorded Investment			Outstanding Recorded Investment
	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
Troubled Debt Restructurings:
Real estate mortgage loans:
Residential real estate:
Modified interest rate and amortization	0	$0	$0	1	$1,289	$1,289
Commercial real estate:
Modified interest rate and amortization	0	$0	$0	4	$6,321	$6,321
Land and construction:
Modified interest rate and amortization	0	$0	$0	1	$2,080	$2,080

Total	0	$0	$0	6	$9,690	$9,690

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. The allowance for loan losses on commercial real estate and residential real estate loans that have been restructured and are considered trouble debt restructurings (“TDR”) is included in the Company’s specific reserve. The specific reserve is determined on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral-dependent. TDR’s that have subsequently defaulted are considered collateral-dependent.

The allowance for loan losses on commercial and consumer loans that have been restructured and are considered TDR’s is included in the Company’s specific reserve. The specific reserve is determined on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral-dependent. TDR’s that have subsequently defaulted are considered collateral-dependent.

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled debt restructurings that subsequently defaulted which were restructured during the last twelve months (dollars in thousands):
Real estate mortgage loans:
Land and construction	1	$2,806	1	$2,806

	1	$2,806	1	$2,806

(4)	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2011 of the regulatory capital requirements and the Bank’s capital on a percentage basis:

	Bank	Regulatory Requirement

Tier I capital to total average assets	2.54%	8.00	%*

Tier I capital to risk-weighted assets	3.50%	4.00%

Total capital to risk-weighted assets	4.77%	12.00	%*

*	On July 15, 2010, the Bank became subject to these increased capital requirements imposed under the Consent Order, as discussed in Note 9. The Bank is currently not in compliance with these capital ratios.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Loss Per Share. Basic loss per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Basic and diluted loss per share is the same due to the net loss incurred by the Company. All amounts reflect the one-for-four reverse stock split declared in October 2010. Loss per common share has been computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted-average number of common shares outstanding used to calculate basic and diluted loss per common share	819,358	819,411	819,358	819,411

(6)	Stock-Based Compensation. As of December 31, 2005, all stock options were fully vested and no options have been granted since 2005; therefore, no stock-based compensation has been recognized.

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

All amounts reflect the one-for-four reverse stock split declared in October 2010. A summary of the activity in the Company’s stock option plan is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2010	69,132	$30.05
Options expired	(18,232)	$18.16

Outstanding and exercisable at September 30, 2011	50,900	$34.31	3.3 years	$0

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(7)	Fair Value Measurements. Securities available for sale measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2011-
Mortgage-backed securities	$36,541	$0	$36,541	$0

There were no transfers of securities between levels of inputs for the nine months ended September 30, 2011. There were no securities available for sale as of December 31, 2010.

Impaired collateral-dependent loans are carried at fair value when the current collateral value less estimated selling costs is lower than the carrying value of the loan. Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis are as follows (in thousands):

						Losses
						Recorded in
						Operations
						For the Nine
	At September 30, 2011					Months Ended
	Fair				Total	September 30,
	Value	Level 1	Level 2	Level 3	Losses	2011
Residential real estate-
Closed-end first mortgages	$2,836	$0	$0	$2,836	$706	$308
Commercial real estate:
Owner-occupied	291	0	0	291	8	8
Non-owner-occupied	6,421	0	0	6,421	2,660	150
Land and construction	5,923	0	0	5,923	1,576	864

	$15,471	$0	$0	$15,471	$4,950	$1,330

						Losses
						Recorded in
						Operations
						For the
	At December 31, 2010					Year Ended
	Fair				Total	December 31,
	Value	Level 1	Level 2	Level 3	Losses	2010
Residential real estate-
Closed-end first mortgages	$4,136	$0	$0	$4,136	$561	$561
Commercial real estate:
Owner-occupied	70	0	0	70	20	20
Non-owner-occupied	8,893	0	0	8,893	2,583	1,857
Land and construction	7,231	0	0	7,231	1,815	1,363

	$20,330	$0	$0	$20,330	$4,979	$3,801

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(7)	Fair Value Measurements, Continued. Loans with a carrying value of $8,796,000 and $15,796,000 at September 30, 2011 and December 31, 2010, respectively, were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

Foreclosed real estate is recorded at fair value less estimated costs to sell. Foreclosed real estate which is measured at fair value on a nonrecurring basis is as follows (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded During the Period

At September 30, 2011	$7,218	$0	$0	$7,218	$704	$704

At December 31, 2010	$3,215	$0	$0	$3,215	$0	$0

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	At September 30, 2011		At December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$20,698	$20,698	$14,367	$14,367
Securities available for sale	36,541	36,541	0	0
Securities held to maturity	100	100	51,057	48,839
Loans	95,756	95,803	113,542	113,513
Federal Home Loan Bank stock	2,426	2,426	3,173	3,173
Accrued interest receivable	543	543	644	644

Financial liabilities:
Deposit liabilities	129,224	129,901	148,238	148,929
Federal Home Loan Bank advances	31,700	33,987	31,700	33,425
Junior subordinated debenture	5,155	4,735	5,155	4,740
Off-balance sheet financial instruments	0	0	0	0

Discussion regarding the assumptions used to compute the fair values of financial instruments can be found in Note 1 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(8)	Regulatory Matters – Company. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). On June 22, 2010, the Company entered into a written agreement with the Federal Reserve Bank of Atlanta (“Reserve Bank”) with respect to certain aspects of the operation and management of the Company (the “Written Agreement”). The Written Agreement contains the following principal requirements:

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(9)	Regulatory Matters – Bank. Effective April 16, 2010, the Bank consented to the issuance of a Consent Order by the FDIC and the OFR, also effective as of April 16, 2010.

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

The Bank has implemented comprehensive policies and plans to address all of the requirements of the Consent Order and has incorporated recommendations from the FDIC and OFR into these policies and plans. Management believes the Bank is currently in substantial compliance with the requirements of the Consent Order except for the Bank’s failure to attain the regulatory capital ratio requirements. As described in Note 1, the Company has completed a private placement offering of its common stock, and has entered into a binding agreement to issue additional common stock to a Company director. The consummation of both transactions is intended to result in the Bank attaining such capital ratios. There can be no assurance, however, that the second stock purchase transaction will be completed, or that the Company will raise sufficient capital from this second transaction for the Bank to achieve material compliance with these ratios.

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

Common Stock Offering and Stock Purchase Agreement

Common Stock Offering. The Company completed a private placement offering of its common stock on October 27. 2011, and sold 21,002,250 shares of common stock to accredited investors for net proceeds of $8.3 million. All of the proceeds were invested in the Bank. Had this transaction been consummated as of September 30, 2011, the Bank’s Tier 1 leverage capital ratio and total risk based capital ratios would have been 7.36% and 11.29%, respectively. These ratios are slightly less than the corresponding f 8% and 12% capital ratios required under the terms of the Consent Order issued by the FDIC and the Florida Office of Financial Regulation (“OFR”) discussed below.

Common Stock Purchase Agreement with Gubin. The Company also entered into a binding stock purchase agreement with Company director Moishe Gubin (“Gubin”) on October 25, 2011, under which Gubin has agreed to purchase, subject to certain conditions, for $2.7 million in cash, 6,750,000 newly issued shares of common stock of the Company, in additional to 1,800,000 shares purchased by Gubin in the private placement offering. Following this transaction, it is anticipated that Gubin will own 8,550,000 shares, or approximately 30% of the Company’s outstanding common stock. The closing of this transaction is subject to regulatory approval from the Federal Reserve Board and the OFR. The stock purchase agreement may be terminated by the Company or Gubin if the closing does not occur by February 28, 2012, but not by either party whose failure to perform any obligations under the agreement required to be performed on or prior to such date has been the cause of, or results in, the failure of the transaction to close on or before such date.

If the transaction with Gubin is consummated, it is anticipated that substantially all the proceeds would be invested in the Bank and the Bank would have total new capital of approximately $11 million. With $11 million in new capital, the Bank’s Tier 1 leverage and total risk based capital ratios at September 30, 2011, on a pro forma basis, would be 9.00% and 13.48%, respectively. These ratios would exceed the corresponding 8% and 12% ratios imposed under the Consent Order. There can be no assurance, however, that the transaction with Gubin will be consummated, or that the Company will be able to raise sufficient capital in the transaction to meet the Bank’s capital requirements under the Consent Order.

Registration Rights Agreements. In connection with the private placement offering and the transaction with Gubin, the Bank has agreed to grant each purchaser of common stock certain registration rights. The Company has agreed to file a registration statement on Form S-3 as soon as practicable after the closing of the private placement (or in the case of the stock purchase by Gubin, the closing of the stock purchase), and to use reasonable best efforts to make such registration statement become effective. The Company is required to maintain this registration statement continuously in effect until all such shares have been sold or become eligible for sale without restrictions under Rule 144 promulgated under the Securities Act. The registration rights are subject to the right of the Company to delay registration to avoid disclosure of material nonpublic information. The holder of registrable securities must comply with certain standard provisions facilitating the filing and effectiveness of the registration statement as well.

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

Capital Levels

The FDIC has established minimum requirements for capital adequacy for state non-member banks. As of September 30, 2011, the Bank was considered “significantly undercapitalized” under these FDIC requirements. As a “significantly undercapitalized” institution, the Bank is subject to restrictions on capital distributions, payment of management fees, asset growth and the acceptance, and renewal or rollover of brokered and high-rate deposits. In addition, the Bank must obtain prior approval of the FDIC prior to acquiring any interest in any company or insured depository institution, establishing or acquiring any additional branch office, or engaging in any new line of business. For more information on FDIC capital requirements, see the discussion under the subheadings “Capital Adequacy Requirements” in the section “Supervision and Regulation” included in Item 1 of the Company’s 2010 10-K.

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

The following table summarizes the capital measures of the Bank at September 30, 2011 and December 31, 2010:

			FDIC Guideline Requirements
(Dollars in thousands)	September 30, 2011	December 31, 2010	Adequately- Capitalized	Well- Capitalized	Consent Order
Tier I risk-based capital ratio	3.50	5.43	4.00	6.00	*

Total risk-based capital ratio	4.77	6.70	8.00	10.00	12.00

Leverage ratio	2.54	4.02	4.00	5.00	8.00

*	No additional requirement is established by the Consent Order

The Company has completed a private placement offering of its common stock, and has entered into a binding agreement to issue additional common stock to a Company director. The consummation of both transactions is intended to result in the Bank attaining the capital ratios required by the Consent Order. There can be no assurance, however, that the second stock purchase transaction will be completed, or that the Company will raise sufficient capital from this second transaction for the Bank to meet these capital ratios.

Financial Condition at September 30, 2011 and December 31, 2010

Overview

Our total assets declined by $23.2 million to $167.1 million at September 30, 2011, from $190.3 million at December 31, 2010, due to a $14.4 million reduction in securities primarily as a result of sales and an $17.8 million reduction in net loans as a result of loan payoffs and the transfer of $8.6 million in loans to foreclosed real estate, partially offset by a $6.3 million increase in cash and cash equivalents. Deposits decreased by $19.0 million to $129.2 million at September 30, 2011, from $148.2 million at December 31, 2010. The Company reduced its assets and deposits as part of its strategy to minimize the decline in the Bank’s capital ratios. Total stockholders’ equity declined by $4.5 million to a deficit of $1.7 million at September 30, 2011 from $2.8 million at December 31, 2010, due to a net loss for the nine months ended September 30, 2011 of $3.7 million and an increase in accumulated other comprehensive loss of $0.8 million due to unrealized losses from the reclassification of securities previously held to maturity to the held for sale category in September 2011.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

The following table shows selected information for the periods ended or at the dates indicated:

	Nine Months Ended September 30, 2011	Year Ended December 31, 2010	Nine Months Ended September 30, 2010
Average equity as a percentage of average assets	0.13%	3.01%	3.34%

Equity to total assets at end of period	(1.02)%	1.49%	2.23%

Return on average assets (1)	(2.72)%	(3.84)%	(3.95)%

Return on average equity (1)	(129.87)%	(127.59)%	(118.30)%

Noninterest expenses to average assets (1)	4.19%	4.44%	4.68%

(1)	Annualized for the nine months ended September 30, 2011 and 2010.

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

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

In addition to obtaining funds from depositors, we may borrow funds from other financial institutions. At September 30, 2011, the Bank had outstanding borrowings of $31.7 million, against its $31.7 million in established borrowing capacity with the FHLB. The Bank’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. The use of the Federal Fund line is subject to certain conditions. In 2010, the Bank obtained an available discount window credit line with the Reserve Bank, currently $1.1 million. The Reserve Bank line is subject to collateral requirements, must be repaid within 90 days, and each advance is subject to prior Reserve Bank consent. We measure and monitor our liquidity daily and believe our liquidity sources are adequate to meet our operating needs.

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

The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. As of September 30, 2011, the Company has no commitments to extend credit.

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

	Three Months Ended September 30,
	2011			2010
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$102,825	$1,121	4.36%	$126,016	$1,493	4.74%
Securities	38,281	378	3.95	33,158	474	5.72
Other (1)	20,881	17	0.33	45,012	27	0.24

Total interest-earning assets/interest income	161,987	1,516	3.74	204,186	1,994	3.91

Cash and due from banks	27			878
Premises and equipment	2,726			2,852
Other	5,363			5,389

Total assets	$170,103			$213,305

Interest-bearing liabilities						:
Savings, NOW and money-market deposits	34,491	62	0.72	39,456	98	0.99
Time deposits	97,033	379	1.56	127,820	627	1.96
Borrowings (2)	36,855	389	4.22	36,855	391	4.24

Total interest-bearing liabilities/interest expense	168,379	830	1.97	204,131	1,116	2.19

Noninterest-bearing demand deposits	570			495
Other liabilities	2,836			3,357
Stockholders’ equity	(1,682)			5,322

Total liabilities and stockholders’ equity	$170,103			$213,305

Net interest income		$686			$878

Interest-rate spread (3)			1.77%			1.72%

Net interest margin (4)			1.69%			1.72%

Ratio of average interest-earning assets to average interest-bearing liabilities	0.96			1.00

(1)	Includes interest-earning deposits with banks, federal funds sold and Federal Home Loan Bank stock dividends.

(2)	Includes Federal Home Loan Bank advances, other borrowings and junior subordinated debenture.

(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30,
	2011			2010
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$107,650	$3,607	4.47%	$133,503	$4,982	4.98%
Securities	47,309	1,407	3.97	45,047	1,898	5.62
Other (1)	17,844	46	0.34	36,662	60	0.22

Total interest-earning assets/interest income	172,803	5,060	3.90	215,212	6,940	4.30

Cash and due from banks	349			1,200
Premises and equipment	2,757			2,890
Other	5,052			9,021

Total assets	$180,961			$228,323

Interest-bearing liabilities:
Savings, NOW and money-market deposits	35,615	215	0.80	42,927	405	1.26
Time deposits	104,861	1,274	1.62	115,456	1,776	2.05
Borrowings (2)	36,855	1,153	4.17	55,974	1,695	4.04

Total interest-bearing liabilities/interest expense	177,331	2,642	1.99	214,357	3,876	2.41

Noninterest-bearing demand deposits	521			501
Other liabilities	2,878			5,836
Stockholders’ equity	231			7,629

Total liabilities and stockholders’ equity	$180,961			$228,323

Net interest income		$2,418			$3,064

Interest-rate spread (3)			1.91%			1.89%

Net interest margin (4)			1.87%			1.90%

Ratio of average interest-earning assets to average interest-bearing liabilities	0.97			1.00

(1)	Includes interest-bearing deposits in banks, federal funds sold and Federal Home Loan Bank stock dividends.

(2)	Includes Federal Home Loan Bank advances, other borrowings and junior subordinated debenture.

(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended September 30, 2011 and 2010

General. Net loss for the three months ended September 30, 2011, was $0.6 million or $(.69) per basic and diluted share compared to a net loss of $1.5 million or $(1.88) per basic and diluted share for the period ended September 30, 2010. This decrease in the Company’s net loss was primarily due to a decrease in the provision for loan losses.

Interest Income. Interest income decreased to $1.5 million for the three months ended September 30, 2011 from $2.0 million for the three months ended September 30, 2010. Interest income on loans decreased due primarily to a decrease in the average loan portfolio balance and a decrease in the average yield earned for the three months ended September 30, 2011. Interest on securities decreased to $0.4 million due primarily to an increase in the average balance of the securities portfolio in 2011, offset by a decrease in the average yield earned.

Interest Expense. Interest expense on deposits decreased to $0.4 million for the three months ended September 30, 2011 from $0.7 million for the three months ended September 30, 2010. Interest expense decreased primarily because of a decrease in the average yield paid during 2011 and a decrease in the average balance of deposits.

Provision for Loan Losses. The provision for the three months ended September 30, 2011, was $(0.2) million compared to $1.0 million for the same period in 2010. The negative provision in the period ended September 30, 2011, was due primarily to a $449,000 recovery on a commercial real estate loan that paid off during the period. The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio at September 30, 2011. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $3.1 million or 3.18% of loans outstanding at September 30, 2010, compared to $3.7 million, or 3.16% of loans outstanding at December 31, 2010. Management believes the balance in the allowance for loan losses at September 30, 2011 is adequate.

Noninterest Income. Total noninterest income decreased to $11,000 for the three months ended September 30, 2011, from $15,000 for the three months ended September 30, 2010.

Noninterest Expenses. Total noninterest expenses increased to $1.5 million for the three months ended September 30, 2011 compared to $1.4 million for the three months ended September 30, 2010. The increase in 2011 is primarily due to increases in professional fees.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Nine-Month Periods Ended September 30, 2011 and 2010

General. Net loss for the nine months ended September 30, 2011, was $3.7 million or $(4.50) per basic and diluted share compared to a net loss of $6.8 million or $(8.26) per basic and diluted share for the period ended September 30, 2010. This decrease in the Company’s net loss was primarily due to a decrease in the provision for loan losses.

Interest Income. Interest income decreased to $5.1 million for the nine months ended September 30, 2011 compared to $6.9 million for the nine months ended September 30, 2010. Interest income on loans decreased to $3.6 million due primarily to a decrease in the average loan portfolio balance and a decrease in the average yield earned in 2011. Interest on securities decreased to $1.4 million due primarily to an increase in the average balance of the securities portfolio in 2011, offset by a decrease in the average yield earned.

Interest Expense. Interest expense on deposit accounts decreased to $1.5 million for the nine months ended September 30, 2011, from $2.2 million for the nine months ended September 30, 2010. Interest expense on deposits decreased primarily because of a decrease in the average yield paid in 2011. Interest expense on borrowings decreased to $1.2 million for the nine months ended September 30, 2011 from $1.7 million for the nine months ended September 30, 2010 due primarily to a decrease in the average balance of borrowings.

Provision for Loan Losses. The provision for the nine months ended September 30, 2011, was $0.7 million compared to $3.2 million for the same period in 2010. The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the loan portfolio at September 30, 2011. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $3.1 million or 3.18% of loans outstanding at September 30, 2010, compared to $3.7 million, or 3.16% of loans outstanding at December 31, 2010. Management believes the balance in the allowance for loan losses at September 30, 2011 is adequate.

Noninterest Income. Total noninterest income decreased to $232,000 for the nine months ended September 30, 2011, from $1.4 million for the nine months ended September 30, 2010 primarily due to $1.3 million in gains recognized on the sale of securities in 2010.

Noninterest Expenses. Total noninterest expenses decreased to $5.7 million for the nine months ended September 30, 2011 from $8.0 million for the nine months ended September 30, 2010, primarily due to a $3.7 million loss on early extinguishment of debt in 2010 from the Company’s deleveraging of its assets and liabilities in 2010.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date: November 14, 2011	By:	/s/ Richard L. Browdy
Richard L. Browdy
President and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 11, 2004

3.2	Articles of Amendment to the Articles of Incorporation, effective as of January 7, 2009 (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 31, 2009)

3.3	Articles of Amendment to the Articles of Incorporation, effective as of November 5, 2010 (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K, filed with the SEC on November 5, 2010)

3.4	Articles of Amendment to the Articles of Incorporation, effective as of September 29, 2011 (incorporated by reference from Current Report on Form 8-K, filed with the SEC on October 4, 2011)

4.3	Bylaws (incorporated by reference from Current Report on Form 8-K filed with the SEC on May 11, 2004)

4.1	Form of stock certificate (incorporated by reference from Quarterly Report on Form 10-QSB filed with the SEC on August 12, 2004)

10.1	Amended and Restated Stock Option Plan (incorporated by reference from Annual Report on Form 10-KSB filed with the SEC on March 31, 2006)

10.2	Stipulation to Entry of Consent Order and Consent Order between OptimumBank, Federal Deposit Insurance Corporation and State of Florida Office of Financial Regulation dated April 16, 2010 (incorporated by reference from current report on Form 8-K filed with the SEC on April 26, 2010)

10.3	Written Agreement by and between OptimumBank Holdings, Inc. and Federal Reserve Bank of Atlanta dated June 22, 2010 (incorporated by reference from Quarterly Report on Form 10-Q filed with the SEC on November 15, 2010)

10.4	Stock Purchase Agreement, dated as of October 25, 2011, between OptimumBank Holdings, Inc. and Moishe Gubin (incorporated by reference from Current Report on Form 8-K filed with the SEC on October 31, 2011)

10.5	Form of Registration Rights Agreement between OptimumBank Holdings, Inc. and Moishe Gubin (incorporated by reference from Current Report on Form 8-K filed with the SEC on October 31, 2011)

10.6	Form of Registration Rights Agreement between OptimumBank Holdings, Inc. and Investors (incorporated by reference from Current Report on Form 8-K filed with the SEC on October 31, 2011)

10.7	Form of Subscription Agreement between OptimumBank Holdings, Inc. and Related Parties (incorporated by reference from Current Report on Form 8-K/A filed with the SEC on November 2, 2011)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

EXHIBIT INDEX

Exhibit No.	Description

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated by reference from Annual Report on Form 10-K filed with the SEC on March 31, 2010)

31.1	Certification of Principal Executive and Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Principal Executive and Principal Financial Officer under 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document