Form 10-K
period 2011-12-31
OptimumBank Holdings, Inc.
filed 2012-03-30
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant ( 742,418 shares) on June 30, 2011, was approximately $ 705,297, computed by reference to the closing market price at $ .95 per share as of June 30, 2011. For purposes of this information, the outstanding shares of common stock owned by directors and executive officers of the registrant were deemed to be shares of common stock held by affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest most practicable date: The number of shares of common stock, par value $0.01 per share, of the registrant outstanding as of March 28, 2012 was 22,411,108 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2012, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the issuer’s fiscal year end are incorporated by reference into Part III, Items 10 through 14, of this Annual Report on Form 10-K.

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

General

OptimumBank Holdings, Inc. (the “Company”), is a Florida corporation formed in 2004 as a bank holding company for OptimumBank (the “Bank”). The Company’s only business is the operation of OptimumBank and the Bank’s subsidiaries. The Bank is a Florida state chartered bank established in 2000, with deposits insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of community banking services to individual and corporate customers through its three banking offices located in Broward County, Florida. The Bank has 13 wholly-owned subsidiaries primarily engaged in holding and disposing of foreclosed real estate under substantially similar names of OB Real Estate Holdings, LLC, with a separate identifying loan number or name for the real estate owned by each subsidiary, e.g., OB Real Estate Holdings 1645, LLC. OptimumBank Real Estate Management, LLC, a wholly owned subsidiary of the Bank, is primarily engaged in managing foreclosed real estate.

OptimumBank Holdings is subject to the supervision and regulation of the Federal Reserve. OptimumBank is subject to the supervision and regulation of the State of Florida Office of Financial Regulation (“OFR”) and the FDIC. OptimumBank is a member of the Federal Home Loan Bank of Atlanta.

At December 31, 2011, the Company had total assets of $154.5 million, net loans of $89.2 million, total deposits of $107.9 million and stockholders’ equity of $6.8 million. During 2011, the Company incurred a net loss of $3.7 million.

Recent Developments

On April 16, 2010, the Bank agreed to the issuance of the Consent Order by the FDIC and the OFR, which required the Bank to take certain measures to improve its safety and soundness. Under the Consent Order, the Bank was required to take certain measures to improve its capital position, reduce its level of problem assets, reduce its loan concentrations in certain portfolios, improve management practices and board supervision and assure that its reserve for loan losses was maintained at an appropriate level. Among the corrective actions required were for the Bank to have and maintain a Tier 1 leverage ratio of at least 8% and a total risk-based capital ratio of 12% beginning 90 days from the issuance of the Consent Order.

In addition to the Consent Order, on June 22, 2010, the Company entered into the Written Agreement, with the Federal Reserve Bank of Atlanta, which required the Company to take certain measures to ensure the Bank complied with the Consent Order. Under the Written Agreement, the Company is subject to restrictions on paying interest on debt, or paying dividends or distributions on stock, including its common stock, as well as incurring additional debt or redeeming stock. Additional details on the Consent Order and the Written Agreement are contained in “Business-Supervision and Regulation- Consent Order- and -Written Agreement with the Federal Reserve.”

In order to address the capital requirements of the Consent Order, during the fourth quarter of 2011, the Company sold approximately 21.6 million shares of its common stock in a private placement offering. The Company received net proceeds of approximately $8.6 million all of which was downstreamed into the Bank. At December 31, 2011, after giving effect to $8.6 million in new capital, the Bank remained out of compliance with the 8% Tier 1 leverage ratio requirement set forth in the Consent Order. At December 31, 2011, the Bank would have needed approximately $.4 million in additional capital in order to comply with the Tier 1 leverage ratio requirement of the Consent Order.

In the fourth quarter of 2011, the Company entered into an agreement with Moishe Gubin, Chairman of our board of directors, to sell 6,750,000 shares to Mr. Gubin at a price of $.40 per share, for a total of $2.7 million. The transaction is subject to approval by the Federal Reserve Board of Governors and the OFR and is scheduled to close on or before June 30, 2012. This amount is expected to be sufficient to allow the Bank to meet the capital requirements of the Consent Order at the time of the closing of the transaction. We also expect that we will need to raise additional capital in the future in order to grow our banking operations and to implement our business plan.

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

Our operating and business strategy emphasizes:

•	Local management and local decision making resulting in rapid, personalized customer service, rapid credit decisions and expedited closings;

•	Maintaining our presence in Broward County through a branch network- we currently have three branch banking offices in Broward County;

•	Real estate, commercial and consumer lending activities by originating primarily adjustable rate residential and commercial mortgage loans, commercial loans, and consumer loans for our customers;

•	Maintaining high credit quality through strict underwriting criteria, and our knowledge of the real estate values and borrowers in our market area;

•

Personalized products and service - we strive to provide innovative financial products, high service levels and to maintain strong customer relationships. We seek customers who prefer to conduct business with a locally owned and managed institution.

Our management is focusing its efforts on a long-term strategy with the following objectives:

•	Stabilize the Loan Portfolio - Management is devoting significant resources to the identification and workout of problem loans.

•

Increase and Diversify Loan Originations - Management is focused on increasing its loan production to add more interest bearing assets and interest income to its asset based. In addition, Management is diversifying its loan originations and portfolio to include commercial and consumer loans, in addition to residential and commercial real estate loans.

•	Lower the Cost of Deposits - Management is focused on changing the Bank’s deposit mix by replacing higher cost interest bearing time deposits with non-interest bearing demand deposits.

•

Increase Capital Ratios - Management continues to seek additional sources of capital in order to increase the Bank’s capital ratios, which in turn allows the Bank to grow, implement its business plan and return to profitability.

Lending Activities

We offer real estate, commercial and consumer loans, to individuals and small businesses and other organizations that were located in or conduct a substantial portion of their business in our market area. Our market area consists of the tri-county area of Broward, Miami-Dade and Palm Beach counties. Our net loans at December 31, 2011 were $89.2 million, or 57.8% of total assets. The interest rates we charge on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. We have no foreign loans or loans for highly leveraged transactions.

Our loan portfolio is concentrated in two major areas: residential and commercial real estate loans. As of December 31, 2011, 99.8% of our loan portfolio consisted of loans secured by mortgages on real estate, of which approximately 34.0% of the total loan portfolio was secured by one-to-four family residential properties. Our real estate loans are located primarily in our tri-county market area.

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

Loan originations are derived primarily from director and employee referrals, existing customers, direct marketing and an independent mortgage broker that processes our loans. We pay fees to this broker in connection with their services; however, we perform the underwriting and approval of each of the loans we fund. Loan originations have also been derived from existing customers, and referrals from existing customers, and Company directors and employees.

Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions including interest rates, and risks inherent in dealing with individual borrowers. A significant portion of our portfolio is collateralized by real estate in south Florida, and we are susceptible to local economic downturns. We attempt to minimize credit losses through various means. On larger credits, we rely on the cash flow and assets of a debtor as the source of repayment as well as the value of the underlying collateral. We also generally limit our loans to 80% of the value of the underlying real estate collateral. On brokered loans, we generally charge a prepayment penalty if a loan is repaid within the first two to three years of origination to recover any fees we paid for the origination of the loan.

Due to the effects of the current recession, our earnings have been materially affected by required provisions for loan losses, and to a lesser degree, reduced interest income and increased loan administration expenses, stemming primarily from deterioration in our commercial real estate and land loan portfolios. For the two year period from October 2009 through September 2011, due to the need for the Bank to reduce its exposure to credit risk and preserve regulatory capital, we have limited our lending activities to restructuring, modifying, or extending existing loans and lending to purchasers of real estate properties owned by the Bank. Since completion of the capital raise in the last quarter of 2011, we have resumed all of our lending activities.

Deposit Activities

Deposits are the major source of our funds for lending and other investment activities. We consider the majority of our regular savings, demand, NOW, money market deposit accounts and CD’s under $100,000 to be core deposits. These accounts comprised approximately 72.0% of our total deposits at December 31, 2011. Approximately 66.6% of our deposits at December 31, 2011 were certificates of deposit. Generally, we attempt to maintain the rates paid on our deposits at a competitive level. Time deposits of $100,000 and over made up approximately 27.9% of our total deposits at December 31, 2011. Although these large deposits are not traditionally considered core deposits, the majority of these deposits have served as a stable source of funds in our targeted market. The majority of our deposits are generated from Broward County.

We have used brokered deposits to facilitate the funding of our mortgage lending activities in circumstances when larger than anticipated loan volumes occur and there is not enough time to fund the additional loan demand through traditional deposit solicitation. The time frame from the initial order to the final funding of brokered deposits is generally one to three days. The rates paid on these brokered deposits are typically equal to or slightly less than the high end of the interest rates in OptimumBank’s competitive market area. Since December 2009, we have no longer solicited or renewed existing brokered deposits due to regulatory restrictions. Brokered deposits amounted to 0.4% and 1.2% of our total deposits at December 31, 2011 and 2010, respectively.

Investments

Our investment securities portfolio was approximately $29.0 million and $51.1 million at December 31, 2011 and 2010, respectively, representing 18.8% and 26.8% of our total assets. At December 31, 2011, approximately 41.7% of this portfolio was invested in U.S. government agency mortgage-backed securities and 58.3% of this portfolio was invested in private label mortgage-backed securities. Mortgage backed securities generally have a shorter life than the stated maturity. Our investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at minimal risk levels while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits.

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

Employees

As of December 31, 2011, we had seventeen full-time employees, including executive officers. The employees are not represented by a collective bargaining unit. We consider relations with employees to be good.

Supervision and Regulation

Banks and their holding companies are extensively regulated under both federal and state law. The following is a brief summary of certain statutes, rules, regulations and enforcement actions affecting OptimumBank Holdings and OptimumBank. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of our company and our bank. Supervision, regulation, and examination of banks by regulatory agencies are intended primarily for the protection of depositors, rather than shareholders.

Consent Order. On April 16, 2010, OptimumBank was required to enter into a Consent Order with the FDIC and the Florida Office of Financial Regulation. Under the Consent Order, the Bank is required to implement a number of corrective measures intended to improve the Bank’s condition, including a requirement to maintain a ratio of Tier 1 capital to adjusted total assets (the “Tier 1 Leverage Ratio”) of 8.0%, and a ratio of total risk based capital to risk-weighted assets of 12.0% (the “Total Risk Based Capital Ratio”). The Consent Order also contains significant operating restrictions.

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

•

The Bank must revise and implement its written lending and collection policy to provide effective guidance and control of the lending function. The Bank is required to revise, implement and incorporate recommendations of the FDIC and OFR with respect to the following policies or plans:

•	Lending and Collection Policies

•	Investment Policy

•	Liquidity, Contingency Funding and Funds Management Plan

•	Interest Rate Risk Management Policy

•	Internal Loan Review and Grading System and

•	Internal Control Policy

•	Plan to reduce concentration in commercial real estate loans;

•	The Bank must develop and implement a satisfactory interest rate risk management policy that is appropriate to the size of the Bank and the complexity of its assets.

•	The Bank may not pay any dividends or bonuses without the prior approval of the FDIC.

•	The Bank may not accept, renew or rollover any brokered deposits except with the prior approval of the FDIC.

•	The Bank is required to notify the FDIC prior to undertaking asset growth of 10% or more per annum while the Consent Order remains in effect.

•	The Bank is required to file periodic progress reports with the FDIC and the OFR.

Management believes that the Bank is currently in substantial compliance with all the requirements of the Consent Order except for the following requirements:

•	Maintenance of a Tier 1 Leverage Ratio of 8%;

•	Scheduled reduction by October 31, 2011 of 60% of loans classified as substandard and doubtful in the 2009 FDIC Examination;

•	Retention of a qualified chief executive officer; and

•	Development of a plan to reduce Bank’s concentration in commercial real estate loans acceptable to the supervisory authorities.

The Bank has implemented comprehensive policies and plans to address all of the requirements of the Consent Order and has incorporated recommendations from the FDIC and OFR into these policies and plans.

Written Agreement with the Federal Reserve. On June 22, 2010, the Company was required to enter into a Written Agreement with the Federal Reserve Bank of Atlanta. The Written Agreement between the Company and the Federal Reserve requires the Company to serve as a source of strength to certain aspects of the capitalization, operation and management of the Bank. The Company also agreed that while the Written Agreement remains in effect, without prior approval of the Federal Reserve, it will not:

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

Company Regulation

General. As a bank holding company registered under the Bank Holding Company Act of 1956 (the “BHCA”), OptimumBank Holdings is subject to the regulation and supervision of, and inspection by, the Federal Reserve. OptimumBank Holdings also is required to file with the Federal Reserve annual reports and other information regarding its business operations, and those of its subsidiaries. In the past, the BHCA limited the activities of bank holding companies and their subsidiaries to activities which were limited to banking, managing or controlling banks, furnishing services to or performing services for their subsidiaries or engaging in any other activity which the Federal Reserve determined to be so closely related to banking or managing or controlling banks as to be properly incident thereto. Under the Gramm-Leach-Bliley Financial Modernization Act of 1999 which is discussed below, bank holding companies now have the opportunity to seek broadened authority, subject to limitations on investment, to engage in activities that are “financial in nature” if all of their subsidiary depository institutions are well capitalized, well managed, and have at least a satisfactory rating under the Community Reinvestment Act, which is also discussed below.

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

Capital Adequacy Requirements. Banks are required to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders’ equity (excluding the unrealized gain (loss) on available-for-sale securities), trust preferred securities subject to certain limitations, and minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses except for certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. At December 31, 2011, our Tier 1 and total risk-based capital ratios were 11.22% and 12.48%, respectively.

Banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 4%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. At December 31, 2011, our leverage ratio was 7.76%.

The Consent Order imposes higher capital requirements on OptimumBank. Under the Consent Order, OptimumBank must maintain a Tier 1 Leverage Ratio of 8.0%, and a total risk based capital ratio of 12.0%. With a Tier 1 Leverage ratio of 7.76% and a Total Risk Based Capital Ratio of 12.48% at December 31, 2011, the Bank did not meet the Tier 1 Leverage ratio as required by the Consent Order.

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

As of December 31, 2011, OptimumBank met the FDIC definition of an “adequately capitalized institution.” For additional information regarding OptimumBank’s capital ratios and requirements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Capital Adequacy.”

Dividends. OptimumBank Holdings’ ability to pay dividends is substantially dependent on the ability of OptimumBank to pay dividends to OptimumBank Holdings. As a state chartered bank, OptimumBank is subject to dividend restrictions set by Florida law and the FDIC. Except with the prior approval of the Florida OFR, all dividends of any Florida bank must be paid out of retained net profits from the current period and the previous two years, after deducting expenses, including losses and bad debts. Under the Federal Deposit Insurance Act, an FDIC-insured institution may not pay any dividend if payment would cause it to become undercapitalized or while it is undercapitalized. The FDIC and the Florida OFR also have the general authority to limit the dividend payment by banks if such payment may be deemed to constitute an unsafe and unsound practice. The Bank’s ability to pay dividends is further restricted under the Consent Order and the Company’s ability to pay dividends is also restricted under its Written Agreement with the Federal Reserve. At December 31, 2011, the Bank and Company could not pay cash dividends.

Loans to One Borrower. Florida law generally allows a state bank such as OptimumBank to extend credit to any one borrower (and certain related entities of such borrower) in an amount up to 25% of its capital accounts, provided that the unsecured portion may not exceed 15% of the capital accounts of the bank. Based upon OptimumBank’s capital, the maximum loan OptimumBank is currently permitted to make is approximately $3.0 million, provided the unsecured portion does not exceed approximately $1.8 million.

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

Under Florida law, no person or group of persons may, directly or indirectly or acting by or through one or more persons, purchase or acquire a controlling interest in any bank which would result in the change in control of that bank unless the Florida OFR first shall have approved such proposed acquisition. A person or group will be deemed to have acquired “control” of a bank (i) if the person or group, directly or indirectly or acting by or through one, or more other persons, owns, controls, or has power to vote 25% or more of any class of voting securities of the bank, or controls in any manner the election of a majority of the directors of the bank, or (ii) if the Florida OFR determines that such person exercises a controlling influence over the management or policies of the bank. In any case where a proposed purchase of voting securities would give rise to a presumption of control, the person or group who proposes to purchase the securities must first file written notice of the proposal to the Florida OFR for its review and approval. Subsections 658.27(2) and 658.28(3), Florida Statutes, refer to a potential change of control of a financial institution at a 10% or more threshold and rebuttable presumption of control. Accordingly, the name of any subscriber acquiring more than 10% of the voting securities of OptimumBank must be submitted to the Florida OFR for prior approval.

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

Item 2.	Properties

The following table sets forth information with respect to our main office and branch offices as of December 31, 2011.

Location	Year Facility Opened	Facility Status

Executive Office
2477 East Commercial Boulevard Fort Lauderdale, Florida 33308	2004	Owned

Branch Offices
10197 Cleary Boulevard Plantation, Florida 33324	2000	Owned

3524 North Ocean Boulevard Fort Lauderdale, Florida 33308	2003	Leased	(1)

2215 West Hillsboro Boulevard Deerfield Beach, Florida 22442	2004	Leased	(2)

(1)	On February 1, 2007, OptimumBank entered into a sale/leaseback transaction for this facility. No gain or loss was recognized on this transaction. The lease is for a seven-year term. The monthly lease payment at December 31, 2011 was $4,444. The tenant is responsible for maintenance and real estate taxes.
(2)	Lease is for a ten-year term, with two five-year options to renew, for 2,500 square feet. The monthly lease payment at December 31, 2011 was $6,642.

Item 3.	Legal Proceedings

From time-to-time, we are involved in litigation arising in the ordinary course of our business. As of the date of the filing of this Form 10-K, we are of the opinion that the ultimate aggregate liability represented thereby, if any, will not have a material adverse effect on our consolidated financial condition or results of operations.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchase of Equity Securities

Our common stock currently trades on the NASDAQ Capital Market, under the symbol “OPHC.” The table below presents the high and low sales prices for the periods indicated. Sales prices have been adjusted to reflect the 4-for-1 reverse stock split effective November 5, 2010.

Year	Quarter	High	Low

2010	First	$11.00	$3.36
	Second	$7.28	$1.40
	Third	$3.92	$1.32
	Fourth	$6.49	$1.75

2011	First	$5.10	$2.03
	Second	$4.64	$.52
	Third	$1.63	$.63
	Fourth	$.80	$.41

We had approximately 472 holders registered or in street name as of December 31, 2011.

On January 13, 2012, The Nasdaq Stock Market notified us that we failed to comply with the NASDAQ Listing Rule requiring the board of directors to have a majority of members who are independent because only three of the directors on our six-member board were independent. We have been provided until (a) the earlier of the Company’s next annual shareholders’ meeting or January 1, 2013 or (b) if the next annual shareholders’ meeting is held before June 29, 2012, no later than June 29, 2012, to comply with the independent director requirement. If we are unable to comply with the independent director requirement by the deadline, our common stock will be delisted from The NASDAQ Capital Market.

At December 31, 2011, the Bank and Company could not pay cash dividends and the Company does not anticipate that it will pay dividends on its common stock in the foreseeable future. Banking regulations place certain restrictions on dividends and loans or advances made by the Bank to the Company. The amount of cash dividends that may be paid by the Bank to the Company is based on the Bank’s net earnings of the current year combined with the Bank’s retained earnings of the preceding two years, as defined by state banking regulations. However, for any dividend declaration, the Company must consider additional factors such as the amount of current period net earnings, liquidity, asset quality, capital adequacy and economic conditions. It is likely that these factors would further limit the amount of dividends which the Company could declare. Furthermore, the Bank’s ability to pay dividends is restricted under the Consent Order issued by the FDIC and Florida Office of Financial Regulation and banking laws. The Company’s ability to pay dividends is also restricted under its Written Agreement with the Federal Reserve.

Recent Sales of Unregistered Securities

During the summer of 2011, the Company undertook an offering of 37,500,000 shares of its common stock, $.01 par value, at a price of $.40 per share (the “Private Offering”). The shares were offered on behalf of the Company by its officers and directors, none of whom received any compensation in connection with the offering of the shares.

As a result of these efforts, during the fourth quarter of 2011, the Company sold a total of 21,591,750 shares in the Private Offering. The Company received net proceeds of $8,597,000, after the deduction of $40,000 in offering expenses. The Private Offering involved two closings. At the first closing, which occurred on October 27, 2011, the Company sold 21,002,250 shares to 36 accredited investors and four employees of the Company who were not accredited investors. Directors and executive officers of the Company purchased 4,965,000 of the shares sold. At the second closing, which occurred on December 29, 2011, the Company sold 589,500 shares to 10 accredited investors. The shares sold in the Private Placement were not registered under the Securities Act of 1933, in reliance on the exemption provided by Rule 506 of Regulation D promulgated thereunder.

Item 6.	Selected Financial Data

SELECTED FINANCIAL DATA

At December 31, or for the Year Then Ended

(Dollars in thousands, except per share figures)

	2011	2010	2009	2008	2007
At Year End:

Cash and cash equivalents	$22,776	14,367	36,784	3,220	701
Securities held to maturity	100	51,057	81,141	82,208	58,471
Security available for sale	28,907	0	0	244	244
Loans, net	89,217	113,542	134,126	160,699	173,323
All other assets	13,472	11,339	17,906	9,369	8,808

Total assets	$154,472	190,305	269,957	255,740	241,547

Deposit accounts	107,895	148,238	151,682	114,925	125,034
Federal Home Loan Bank advances	31,700	31,700	57,700	68,700	56,850
Other borrowings	0	0	41,800	41,800	28,900
Junior subordinated debenture	5,155	5,155	5,155	5,155	5,155
All other liabilities	2,936	2,377	2,332	2,395	3,361
Stockholders’ equity	6,786	2,835	11,288	22,765	22,247

Total liabilities and stockholders’ equity	$154,472	190,305	269,957	255,740	241,547

For the Year:

Total interest income	6,422	8,787	14,006	15,570	16,137
Total interest expense	3,427	4,867	8,351	9,211	9,700

Net interest income	2,995	3,920	5,655	6,359	6,437
(Credit) provision for loan losses	(149)	3,645	15,794	1,374	476

Net interest income (expense) after (credit) provision for loan losses	3,144	275	(10,139)	4,985	5,961

Noninterest income (expense)	379	1,394	(145)	393	533
Noninterest expenses	7,229	9,773	4,698	4,545	3,749

(Loss) earnings before income taxes (benefit)	(3,706)	(8,104)	(14,982)	833	2,745
Income taxes (benefit)	41	349	(3,501)	313	1,003

Net (loss) earnings	$(3,747)	(8,453)	(11,481)	520	1,742

Net (loss) earnings per share, basic (1)	$(.82)	(10.32)	(14.01)	.63	2.13

Net (loss) earnings per share, diluted (1)	$(.82)	(10.32)	(14.01)	.63	2.08

Weighted-average number of shares outstanding, basic (1)	4,576,304	819,358	819,358	819,261	816,960

Weighted-average number of shares outstanding, diluted (1)	4,576,304	819,358	819,358	830,608	835,995

Ratios and Other Data:

Return on average assets	(2.11)%	(3.84)%	(4.23)%	.21%	.73%
Return on average equity	(203.97)%	(127.59)%	(55.55)%	2.26%	8.16%
Average equity to average assets	1.04%	3.01%	7.62%	9.15%	8.96%
Net interest margin during the year	1.77%	1.88%	2.14%	2.61%	2.78%
Interest-rate differential during the year	1.82%	1.87%	1.91%	2.26%	2.34%
Net yield on average interest-earning assets	3.80%	4.21%	5.30%	6.38%	6.96%
Noninterest expenses to average assets	4.08%	4.44%	1.73%	1.81%	1.57%
Ratio of average interest-earning assets to average interest-bearing liabilities	0.98	1.00	1.07	1.09	1.10
Nonperforming loans and foreclosed assets as a percentage of total assets at end of year	22.96%	19.82%	10.87%	2.03%	0.13%
Allowance for loan losses as a percentage of total loans at end of year	2.57%	3.16%	6.54%	1.18%	.40%
Total number of banking offices	3	3	3	3	3
Total shares outstanding at end of year (1)	22,411,108	819,358	819,358	780,248	780,283
Book value per share at end of year (1)	$.30	3.46	13.78	29.17	28.52

(1)	All share and per share amounts have been adjusted to reflect the 1-for-4 reverse stock split declared in October 2010 and 5% stock dividends declared in May 2009, 2008 and 2007.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The Company is a Florida corporation formed in 2004 as a one bank holding company for OptimumBank. The Bank is a Florida chartered bank established in 2000, with deposits insured by the Federal Deposit Insurance Corporation. The Bank is headquartered and has its corporate office in Fort Lauderdale, Florida, and operates three full service branch offices located in Broward County, Florida.

At December 31, 2011, the Company had total assets of $154.5 million, net loans of $89.2 million, total deposits of $107.9 million and stockholders’ equity of $6.8 million. During 2011, the Company had a net loss of $3.7 million. In the fourth quarter of 2011, the Company received net proceeds of $8.6 million from the sale of its common stock.

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

Regulation and Legislation

As a state-chartered commercial bank, the Bank is subject to extensive regulation by the Florida Office of Financial Regulation, or OFR, and the FDIC. We file reports with the Florida OFR and the FDIC concerning our activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. Periodic examinations are performed by the OFR and the FDIC to monitor our compliance with the various regulatory requirements. The Company is also subject to regulation and examination by the Federal Reserve Board of Governors.

Loan Portfolio, Asset Quality and Allowance for Loan Losses

Our primary business is making real estate loans. This activity may subject us to potential loan losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond our control. For the past several years, there has been a dramatic decrease in housing and real estate values in south Florida, coupled with a significant increase in the rate of unemployment. With most of our loans concentrated in south Florida, the decline in local economic conditions has adversely affected the values of our real estate collateral. These trends have contributed to an increase in our impaired loans and reduced asset quality. As of December 31, 2011, our impaired loans were approximately $31.9 million, or 35.76% of the net loan portfolio. Impaired loans and real estate owned were approximately $39.6 million as of this same date, or 25.6% of total assets. If market conditions continue to deteriorate, they may lead to additional valuation adjustments on our loan portfolio and real estate owned as we continue to reassess the market value of our loan portfolio, the losses associated with impaired loans, and the net realizable value of real estate owned.

The following table sets forth the composition of our loan portfolio:

	At December 31,
	2011		2010		2009
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(dollars in thousands)

Residential real estate	$31,142	34.03%	$40,130	34.27%	$55,915	39.06%
Multi-family real estate	4,109	4.49	4,213	3.60	5,162	3.61
Commercial real estate	44,312	48.42	55,119	47.07	58,901	41.14
Land and construction	11,783	12.87	17,292	14.77	22,355	15.61
Consumer	175	.19	358	.29	836	.58

Total loans	91,521	100.00%	117,112	100.00%	143,169	100.00%

Add (deduct):
Allowance for loan losses	(2,349)		(3,703)		(9,363)
Net deferred loan costs and discounts	45		133		320

Loans, net	$89,217		$113,542		$134,126

	At December 31,
	2008		2007
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)

Residential real estate	$58,693	36.25%	$65,908	38.08%
Multi-family real estate	9,588	5.92	10,275	5.94
Commercial real estate	73,541	45.42	75,777	43.78
Land and construction	19,223	11.87	21,093	12.19
Consumer	878	.54	15	.01

Total loans	161,923	100.00%	173,068	100.00%

Add (deduct):
Allowance for loan losses	(1,906)		(692)
Net deferred loan costs and discounts	682		947

Loans, net	$160,699		$173,323

The following table sets forth the activity in the allowance for loan losses (in thousands):

	Year Ended December 31,
	2011	2010	2009	2008	2007

Beginning balance	$3,703	$9,363	$1,906	$692	$974
(Credit) provision for loan losses	(149)	3,645	15,794	1,374	476
Loans charged off	(1,739)	(9,424)	(8,337)	(160)	(758)
Recoveries	534	119	0	0	0

Ending balance	$2,349	$3,703	$9,363	$1,906	$692

The allowance for loan losses represents our estimate of probable incurred losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The allowance for loan losses represented 2.57% and 3.16% of the total loans outstanding at December 31, 2011 and 2010, respectively.

We evaluate the allowance for loan losses on a regular basis. The allowance for loan losses is determined based on our periodic review of several factors: reviews and evaluation of individual loans, historical loan loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and current economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

The following table sets forth our allowance for loan losses by loan type (dollars in thousands):

	At December 31,
	2011		2010		2009
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans

Residential real estate	$566	34.03%	$1,285	34.27%	$2,049	39.06%
Multi-family real estate	247	4.49	282	3.60	489	3.61
Commercial real estate	1,334	48.42	1,542	47.07	1,466	41.14
Land and construction	187	12.87	514	14.77	5,227	15.61
Consumer	15	.19	80	.29	132	.58

Total allowance for loan losses	$2,349	100.00%	$3,703	100.00%	$9,363	100.00%

Allowance for loan losses as a percentage of total loans outstanding	2.57%		3.16%		6.54%

	At December 31,
	2008		2007
	Amount	% of Total Loans	Amount	% of Total Loans

Residential real estate	$928	36.25%	$187	38.08%
Multi-family real estate	62	5.92	59	5.94
Commercial real estate	463	45.42	379	43.78
Land and construction	444	11.87	67	12.19
Consumer	9	.54	—	.01

Total allowance for loan losses	$1,906	100.00%	$692	100.00%

Allowance for loan losses as a percentage of total loans outstanding	1.18%		0.40%

The following summarizes impaired loans (in thousands):

	At December 31,
	2011	2010
Collateral-dependent loans identified as impaired:
Gross loans with no related allowance for losses	$23,653	$35,531

Gross loans with related allowance for losses recorded	0	669
Less allowances on these loans	0	(75)

Net loans with related allowance	0	594

Net investment in collateral-dependent impaired loans	23,653	36,125

Noncollateral-dependent loans identified as impaired:
Gross loans with no related allowance for losses	7,152	7,347

Gross loans with related allowance for losses recorded	1,139	1,174
Less allowance on these loans	(11)	(11)

Net loans with related allowance	1,128	1,163

Net investment in noncollateral-dependent impaired loans	8,280	8,510

Net investment in impaired loans	$31,933	$44,635

During 2011, 2010 and 2009, the average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009

Average investment in impaired loans	$37,549	$33,987	$25,017

Interest income recognized on impaired loans	$367	$313	$280

Interest income received on a cash basis on impaired loans	$834	$658	$584

Nonaccrual and past due loans were as follows as of December 31, 2011, 2010, 2009 and 2008 (in thousands):

	At December 31,
	2011	2010	2009	2008

Nonaccrual loans	$27,819	$34,530	$23,848	$5,086

Past ninety days or more, but still accruing interest	$0	$0	$0	$0

Liquidity and Capital Resources

Liquidity represents an institution’s ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Our ability to respond to the needs of depositors and borrowers and to benefit from investment opportunities is facilitated through liquidity management.

Our primary sources of cash during the year ended December 31, 2011 were from principal repayments of securities available for sale of $15.3 million, proceeds from the sale of securities of $11.0 million, net repayments of loans of $15.3 million and proceeds from sale of common stock of $8.6 million. Cash was used primarily to purchase securities totaling $5 million and repay $40.3 million of deposits. In order to increase our core deposits, we have priced our deposit rates competitively. We will adjust rates on our deposits to attract or retain deposits as needed. We obtain funds primarily from depositors in our market area.

In addition to obtaining funds from depositors, we may borrow funds from other financial institutions. We are a member of the Federal Home Loan Bank of Atlanta, which allows us to borrow funds under a pre-arranged line of credit equal to $31.7 million. As of December 31, 2011, we had $31.7 million in borrowings outstanding from the Federal Home Loan Bank of Atlanta to facilitate loan fundings and manage our asset and liability structure.

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

The following table sets forth the amortized cost and fair value of our securities portfolio (in thousands):

	Amortized Cost	Fair Value
At December 31, 2011:
Securities held to maturity-
Foreign bond	$100	$100

Securities available for sale-
Mortgage-backed securities	$29,845	$28,907

At December 31, 2010:
Securities held to maturity:
Mortgage-backed securities	$50,957	$48,739
Foreign bond	100	100

	$51,057	$48,839

At December 31, 2009:
Securities held to maturity:
Mortgage-backed securities	$81,041	$76,884
Foreign bond	100	100

	$81,141	$76,984

The following table sets forth, by maturity distribution, certain information pertaining to the securities portfolio (dollars in thousands):

	Within One Year	After One But Within Five Years	After Five Years Through Ten Years	After Ten Years	Total	Yield
At December 31, 2011:
Mortgage-backed securities	$2,999	$2,994	$4,372	$19,480	$29,845	4.03%

Foreign bond	$0	$0	$100	$0	$100	5.95%

At December 31, 2010:
Mortgage-backed securities	$4,001	$5,988	$1,887	$39,081	$50,957	4.25%

Foreign bond	$0	$0	$100	$0	$100	5.95%

At December 31, 2009:
Mortgage-backed securities	$0	$0	$11,576	$69,465	$81,041	5.39%

Foreign bond	$0	$0	$100	$0	$100	5.95%

In June 2011, the Company transferred securities with a book value of approximately $50.5 million from the held to maturity category to the available for sale category. The fair value of the securities was $49.8 million resulting in unrealized losses of approximately $0.7 million. The net unrealized loss was recorded in accumulated other comprehensive loss. Due to this transfer, the Company will be prohibited from classifying securities as held to maturity for a period of two years. During the year ended December 31, 2011, the Company sold securities available for sale for gross proceeds of $11.0 million and recognized a gross gain of $0.2 million from the sale of these securities.

During the year ended December 31, 2010, the Company sold $44.9 million in held to maturity securities in order to downsize and deleverage its balance sheet, recognizing net gains of $1.3 million. This action was taken in an effort to comply with a significant increase in the regulatory capital requirements imposed on the Bank under the Consent Order issued by the FDIC and Florida Office of Financial Regulation.

At December 31, 2011, $11.7 million of the $28.9 million in mortgage-backed securities (“MBS”) were U.S. agency MBS and $17.2 million were private label MBS. Approximately $16.4 million of the private label MBS at December 31, 2011 were rated sub-investment grade securities by the securities rating agencies. In general, non-investment grade securities cannot be used to collateralize borrowings and are considered to be substandard assets by the Federal regulatory agencies.

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

Quantitative measures established by regulation and by the Consent Order to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. As of December 31, 2011, we did not meet the minimum Tier 1 capital to total assets ratio requirement. See “Supervision and Regulation - Consent Order” for a discussion of the required Tier 1 capital to total assets ratio of 8%.

Our actual and required minimum capital ratios were as follows (in thousands):

REGULATORY CAPITAL REQUIREMENTS

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions		Requirements of Consent Order
	Amount	%	Amount	%	Amount	%	Amount	%
As of December 31, 2011:
Total Capital to Risk-Weighted Assets	$14,382	12.48%	$9,221	8.00%	$11,526	10.00%	$13,832	12.00%
Tier I Capital to Risk-Weighted Assets	12,930	11.22	4,611	4.00	6,916	6.00	N/A	N/A
Tier I Capital to Total Assets	12,930	7.76	6,668	4.00	8,335	5.00	13,335	8.00

As of December 31, 2010:
Total Capital to Risk-Weighted Assets	9,639	6.70	11,513	8.00	14,392	10.00	17,270	12.00
Tier I Capital to Risk-Weighted Assets	7,817	5.43	5,757	4.00	8,635	6.00	N/A	N/A
Tier I Capital to Total Assets	7,817	4.02	7,786	4.00	9,733	5.00	15,572	8.00

As of December 31, 2009:
Total Capital to Risk-Weighted Assets	18,342	10.23	14,349	8.00	17,937	10.00	N/A	N/A
Tier I Capital to Risk-Weighted Assets	16,012	8.93	7,175	4.00	10,762	6.00	N/A	N/A
Tier I Capital to Total Assets	16,012	5.85	10,952	4.00	13,690	5.00	N/A	N/A

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

The following table sets forth certain information relating to our interest-earning assets and interest-bearing liabilities at December 31, 2011, that are estimated to mature or are scheduled to reprice within the period shown (dollars in thousands):

GAP MATURITY / REPRICING SCHEDULE

	One Year or Less	More than One Year and Less than Five Years	More than Five Years and Less than Fifteen Years	Over Fifteen Years	Total
Loans (1):
Residential real estate loans	$21,969	$7,228	$1,945	$0	$31,142
Multi-family real estate loans	4,009	22	25	53	4,109
Commercial real estate loans	31,744	12,433	135	0	44,312
Land and construction	7,496	3,999	288	0	11,783
Consumer loans	68	107	0	0	175

Total loans	65,286	23,789	2,393	53	91,521

Federal funds sold	16,552	0	0	0	16,552
Securities (2)	2,999	2,993	10,366	13,487	29,845
Federal Home Loan Bank stock	2,159	0	0	0	2,159

Total rate-sensitive assets	86,996	26,782	12,759	13,540	140,077

Deposit accounts (3):
Money-market deposits	33,265	0	0	0	33,265
Interest-bearing checking deposits	1,213	0	0	0	1,213
Savings deposits	1,060	0	0	0	1,060
Time deposits	58,025	13,817	0	0	71,842

Total deposits	93,563	13,817	0	0	107,380

Federal Home Loan Bank advances	4,000	26,100	1,600	0	31,700
Junior subordinated debenture	0	0	0	5,155	5,155

Total rate-sensitive liabilities	97,563	39,917	1,600	5,155	144,235

GAP (repricing differences)	$(10,567)	$(13,135)	$11,159	$8,385	$(4,158)

Cumulative GAP	$(10,567)	$(23,702)	$(12,543)	$(4,158)	$(4,158)

Cumulative GAP/total assets	(6.84)%	(15.34)%	(8.12)%	(2.69)%

(1)	In preparing the table above, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayment, according to their maturities.
(2)	Securities are scheduled through the repricing date.
(3)	Money-market, interest-bearing checking and savings deposits are regarded as readily accessible withdrawable accounts. All other time deposits are scheduled through the maturity dates.

The following table sets forth loan maturities by type of loan at December 31, 2011 (in thousands):

	One Year or Less	After One But Within Five Years	After Five Years	Total

Residential real estate	$0	$2,919	$28,223	$31,142
Multi-family real estate	0	0	4,109	4,109
Commercial real estate	4,919	8,379	31,014	44,312
Land and construction	2,002	485	9,296	11,783
Consumer	0	175	0	175

Total	$6,921	$11,958	$72,642	$91,521

The following table sets forth the maturity or repricing of loans by interest type at December 31, 2011 (in thousands):

	One Year or Less	After One But Within Five Years	After Five Years	Total
Fixed interest rate	$7,487	$2,639	$2,158	$12,284
Variable interest rate	57,855	21,094	288	79,237

Total	$65,342	$23,733	$2,446	$91,521

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We are party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit. At December 31, 2011, we had no outstanding commitments to originate real estate loans. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the consolidated balance sheet. The contractual amounts of those instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

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

The following is a summary of the Bank’s contractual obligations, including certain on-balance sheet obligations, at December 31, 2011 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Federal Home Loan Bank advances	$31,700	$4,000	$7,500	$18,600	$1,600
Junior subordinated debenture	5,155	0	0	0	5,155
Operating leases	598	84	168	176	170

Total	$37,453	$4,084	$7,668	$18,776	$6,925

Deposits

Deposits traditionally are the primary source of funds for our use in lending, making investments and meeting liquidity demands. We have focused on raising time deposits primarily within our market area, which is the tri-county area of Broward, Miami-Dade and Palm Beach counties. However, we offer a variety of deposit products, which we promote within our market area. Net deposits decreased $40.3 million in 2011 and decreased $3.4 million in 2010.

We have used brokered deposits to facilitate mortgage loan fundings in circumstances when larger than anticipated loan volumes occur and there is limited time to fund the additional loan demand through traditional deposit solicitation. In general, brokered deposits can be obtained in one to three days. The rates paid on these deposits are typically equal to or slightly less than the high end of the interest rates in our market area. Brokered deposits amounted to $0.4 million and $1.7 million as of December 31, 2011 and December 31, 2010, respectively. We have reduced our reliance on brokered deposits which are considered a more volatile source of funding by no longer accepting or rolling over existing brokered deposits.

The following table displays the distribution of the Bank’s deposits at December 31, 2011, 2010 and 2009 (dollars in thousands):

	At December 31,
	2011		2010		2009
	Amount	% of Deposits	Amount	% of Deposits	Amount	% of Deposits

Noninterest-bearing demand deposits	$515	.48%	$309	.21%	$199	.13%
Interest-bearing demand deposits	1,213	1.12	986	.67	1,157	.76
Money-market deposits	33,265	30.83	33,854	22.83	41,204	27.16
Savings	1,060	.98	1,814	1.22	1,861	1.24

Subtotal	36,053	33.41	36,963	24.93	44,421	29.29

Time deposits:
0.00% – 0.99%	$22,567	20.92%	$9,046	6.10%	$8,056	5.31%
1.00% – 1.99%	38,290	35.49	83,601	56.40	35,524	23.42
2.00% – 2.99%	9,052	8.39	15,455	10.43	52,719	34.76
3.00% – 3.99%	592	.55	987	.67	2,568	1.69
4.00% – 4.99%	1,341	1.24	1,460	.98	7,562	4.99
5.00% – 5.99%	0	0	726	.49	810	.53
6.00% – 6.99%	0	0	0	0	22	.01

Total time deposits (1)	71,842	66.59	111,275	75.07	107,261	70.71

Total deposits	$107,895	100.00%	$148,238	100.00%	$151,682	100.00%

(1)	Included are Individual Retirement Accounts (IRA’s) totaling $7,074,000 and $8,745,000 at December 31, 2011 and 2010, respectively, all of which are in the form of time deposits.

Deposits of $100,000 or more, or Jumbo Time Deposits, are generally considered a more unpredictable source of funds. The following table sets forth our maturity distribution of deposits of $100,000 or more at December 31, 2011 and 2010 (in thousands):

	At December 31,
	2011	2010

Due three months or less	$10,486	$14,829
Due more than three months to six months	7,754	7,036
More than six months to one year	6,654	19,495
One to five years	5,261	9,949

Total	$30,155	$51,309

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

	Years Ended December 31,
	2011			2010			2009
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Interest-earning assets:
Loans	$104,227	4,625	4.44%	$129,947	$6,301	4.85%	$158,157	$8,986	5.68%
Securities	43,575	1,729	3.97	45,027	2,409	5.35	89,129	4,985	5.59
Other interest-earning assets (1)	21,266	68	0.32	33,555	77	0.23	16,953	35	0.21

Total interest-earning assets/interest income	169,068	6,422	3.80	208,529	8,787	4.21	264,239	14,006	5.30

Cash and due from banks	290			1,164			2,176
Premises and equipment	2,744			2,872			3,017
Other assets	5,291			7,341			1,933

Total assets	$177,393			$219,906			$271,365

Interest-bearing liabilities:
Savings, NOW and money- market deposits	35,261	271	0.77	41,555	486	1.17	38,616	713	1.85
Time deposits	100,583	1,611	1.60	114,817	2,297	2.00	94,838	2,913	3.07
Borrowings (4)	36,855	1,545	4.19	51,194	2,084	4.07	113,175	4,725	4.17

Total interest-bearing liabilities/interest expense	172,699	3,427	1.98	207,566	4,867	2.34	246,629	8,351	3.39

Noninterest-bearing demand deposits	527			507			449
Other liabilities	2,331			5,208			3,620
Stockholders’ equity	1,836			6,625			20,667

Total liabilities and stockholders’ equity	$177,393			$219,906			$271,365

Net interest income		$2,995			$3,920			$5,655

Interest rate spread (2)			1.82%			1.87%			1.91%

Net interest margin (3)			1.77%			1.88%			2.14%

Ratio of average interest-earning assets to average interest-bearing liabilities			0.98			1.00			1.07

(1)	Includes interest-earning deposits with banks, Federal funds sold and Federal Home Loan Bank stock dividends.
(2)	Interest rate spread represents the difference between average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.
(4)	Includes Federal Home Loan Bank advances, junior subordinated debenture and securities sold under an agreement to repurchase.

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

	Year Ended December 31, 2011 versus 2010 Increases (Decreases) Due to Change In:
	Rate	Volume	Rate/ Volume	Total
Interest-earning assets:
Loans	$(532)	$(1,249)	$105	$(1,676)
Securities	(622)	(78)	20	(680)
Other interest-earning assets	30	(28)	(11)	(9)

Total interest-earning assets	(1,124)	(1,355)	114	(2,365)

Interest-bearing liabilities:
Savings, NOW and money-market	(167)	(74)	25	(216)
Time deposits	(459)	(285)	57	(687)
Other	62	(583)	(16)	(537)

Total interest-bearing liabilities	(564)	(942)	66	(1,440)

Net interest income	$(560)	$(413)	$48	$(925)

	Year Ended December 31, 2010 versus 2009 Increases (Decreases) Due to Change In:
	Rate	Volume	Rate/ Volume	Total
Interest-earning assets:
Loans	$(1,317)	$(1,603)	$235	$(2,685)
Securities	(216)	(2,467)	107	(2,576)
Other interest-earning assets	3	35	4	42

Total interest-earning assets	(1,530)	(4,035)	346	(5,219)

Interest-bearing liabilities:
Savings, NOW and money-market	(261)	54	(20)	(227)
Time deposits	(1,016)	614	(214)	(616)
Other	(119)	(2,588)	66	(2,641)

Total interest-bearing liabilities	(1,396)	(1,920)	(168)	(3,484)

Net interest income	$(134)	$(2,115)	$514	$(1,735)

Financial Condition as of December 31, 2011 Compared to December 31, 2010

The Company’s total assets decreased by $35.8 million, to $155.5 million at December 31, 2011, from $190.3 million at December 31, 2010, due to the Company’s strategy of downsizing in order to preserve its capital ratios. The Company reduced its loans and securities as well as its interest bearing time deposits.

In June 2011, the Company transferred securities with a book value of approximately $50.5 million from the held to maturity category to the available for sale category. The fair value of the securities was $49.8 million resulting in unrealized losses of approximately $0.7 million.

In the last quarter of 2011, the Company issued an additional 21.6 million shares of its common stock in a private placement offering, resulting in additional capital of $8.6 million.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

General. Net loss for the year ended December 31, 2011, was $3.8 million or $(.82) per basic and diluted share compared to a net loss of $8.5 million or $(10.32) per basic and diluted share for the year ended December 31, 2010. This $4.7 million decrease in the Company’s net loss was primarily due to a $3.8 million decrease in the provision for loan losses.

Interest Income. Interest income decreased to $6.4 million for the year ended December 31, 2011 compared to $8.8 million for the year ended December 31, 2010. Interest income on loans decreased by $1.7 million due primarily to a decrease in the average loan portfolio balance and a decrease in the average yield earned in 2011. Interest on securities decreased by $0.7 million due primarily to a decrease in the average balance of the securities portfolio in 2011.

Interest Expense. Interest expense on deposit accounts decreased to $1.9 million for the year ended December 31, 2011, from $2.8 million for the year ended December 31, 2010. Interest expense on deposits decreased primarily because of a decrease in the average yield paid in 2011 and a decrease in the average balance of deposits. Interest expense on borrowings decreased to $1.5 million for the year ended December 31, 2011 from $2.1 million for the year ended December 31, 2010 due primarily to a decrease in the average balance of borrowings.

(Credit) Provision for Loan Losses. The (credit) provision for the year ended December 31, 2011, was $(149,000) compared to $3.6 million for the same period in 2010. The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the loan portfolio at December 31, 2011. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other qualitative factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $2.3 million or 2.57% of loans outstanding at December 31, 2011, compared to $3.7 million or 3.16% of loans outstanding at December 31, 2010. The decrease in the allowance was due to the use of specific reserves for charge-offs of loans deemed uncollectible. Management believes the balance in the allowance for loan losses at December 31, 2011 is adequate.

Noninterest Income. Total noninterest income decreased to $0.4 million for the year ended December 31, 2011, from $1.4 million for the year ended December 31, 2010 primarily due to gains recognized on the sale of securities as part of the downsizing of the Company in the first quarter of 2010.

Noninterest Expenses. Total noninterest expenses decreased by $2.6 million, to $7.2 million for the year ended December 31, 2011 from $9.8 million for the year ended December 31, 2010, primarily due to a $3.7 million loss on the early extinguishment of debt associated with the Company’s downsizing in 2010, offset in part by a $.9 million increase in foreclosed real estate expenses and a $.2 million increase in insurance expense in 2011.

Income Taxes. Income taxes for the years ended December 31, 2011 and 2010 were $41,000 and $349,000, respectively.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

General. Net loss for the year ended December 31, 2010, was $8.5 million or $(10.32) per basic and diluted share compared to a net loss of $11.5 million or $(14.01) per basic and diluted share for the year ended December 31, 2009. This $3.0 million decrease in the Company’s net loss was primarily due to a $12.2 million decrease in the provision for loan losses, partially offset by a net $2.3 million expense associated with downsizing the Company, a $3.9 million reduction in income tax benefit and a $1.1 million increase in professional fees associated with loan foreclosures, workouts, and regulatory matters.

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

Provision for Loan Losses. The provision for the year ended December 31, 2010, was $3.6 million compared to $15.8 million for the same period in 2009. The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the loan portfolio at December 31, 2010. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other qualitative factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $3.7 million or 3.16% of loans outstanding at December 31, 2010, compared to $9.4 million, or 6.54% of loans outstanding at December 31, 2009. The decrease in the allowance was due to the use of specific reserves for charge-offs of loans deemed uncollectible. Management believes the balance in the allowance for loan losses at December 31, 2010 is adequate.

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

The financial statements of OptimumBank Holding, Inc. as of and for the years ended December 31, 2011 and 2010 are set forth in this Form 10-K as Exhibit 13.1 and contain the following information:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2011 and 2010

Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010

Notes to Consolidated Financial Statements, December 31, 2011 and 2010 and for the Years Then Ended

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Company used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

(c) Changes in Internal Controls

We have made no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The Company did not fail to file any Form 8-K or to disclose any information required to be disclosed therein during the fourth quarter of 2011.

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

The information contained under the sections captioned “Nominees” and “Executive Officers Who Are Not Directors” under “Proposal 1: Election of Directors and Management Information” and “The Board of Directors Meetings and Committees” under “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2012, to be filed with the SEC pursuant to Regulation 14A within 120 days of the registrant's fiscal year end (the “Proxy Statement”), is incorporated herein by reference.

Item 11.	Executive Compensation

The information contained under the sections captioned “Director Compensation,” “Executive Officer Compensation,” and “Certain Relationships and Related Transactions,” in the Proxy Statement, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information contained under the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

We had two compensation plans under which shares of our common stock were issuable at December 31, 2011- our Stock Option Plan which terminated in February 2011 - and our 2011 Equity Compensation Plan, each previously approved by our stockholders. The following table sets forth information as of December 31, 2011 with respect to the number of shares of our common stock issuable pursuant to these plans.

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities Reflected in Column (a)

Stock Option Plan	50,900	$34.31	0

2011 Equity Incentive Plan	—	—	2,200,000

Equity compensation plans approved by security holders	50,900	$34.31	2,200,000

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

The financial statements of OptimumBank Holding, Inc. as of and for the years ended December 31, 2011 and 2010 are set forth in this Form 10-K as Exhibit 13.1 and contain the following information:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2011 and 2010

Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010

Notes to Consolidated Financial Statements, December 31, 2011 and 2010 and for the Years Then Ended

(2)	See Exhibit Index.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this 10-K report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lauderdale, State of Florida, on the 30th day of March 2012.

OPTIMUMBANK HOLDINGS, INC.

/s/ Richard L. Browdy
Richard L. Browdy
President and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2012.

Signature	Title

/s/ Richard L. Browdy	Director
Richard L. Browdy

/s/ Moishe Gubin	Director and Chairman of the Board
Moishe Gubin

/s/ Sam Borek	Director and Vice Chairman of the Board
Sam Borek

/s/ Wendy Mitchler	Director
Wendy Mitchler

/s/ Seth Gillman	Director
Seth Gillman

/s/ Robert Acri	Director
Robert Acri

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation

4.1	Bylaws (incorporated by reference from Current Report on Form 8-K filed with the SEC on May 11, 2004)

4.2	Form of stock certificate (incorporated by reference from Quarterly Report on Form 10- QSB filed with the SEC on August 12, 2004)

10.1(a)	OptimumBank Holdings, inc. Amended and Restated Stock Option Plan (incorporated by reference from Annual Report on Form 10-KSB filed with the SEC on March 31, 2006)

10.2(a)	OptimumBank Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference from Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.3(a)	OptimumBank Holdings, Inc. Non-Employee Director Compensation Plan

10.4	Stipulation to Entry of Consent Order and Consent Order between OptimumBank, Federal Deposit Insurance Corporation and State of Florida Office of Financial Regulation dated April 16, 2010 (incorporated by reference from current report on Form 8-K filed with the SEC on April 26, 2010)

10.5	Written Agreement by and between OptimumBank Holdings, Inc. and Federal Reserve Bank of Atlanta dated June 22, 2010 (incorporated by reference from Quarterly Report on Form 10-Q filed with the SEC on November 15, 2010)

10.6	Amended and Restated Stock Purchase Agreement, dated as of December 5 2011, between OptimumBank Holdings, Inc. and Moishe Gubin

10.7	Form of Registration Rights Agreement between OptimumBank Holdings, Inc. and Investors (incorporated by reference from Current Report on Form 8-K filed with the SEC on October 31, 2011)

10.8	Form of Subscription Agreement between OptimumBank Holdings, Inc. and Related Parties (incorporated by reference from Current Report on Form 8-K/A filed with the SEC on November 2, 2011)

13.1	Consolidated Financial Statements of OptimumBank Holdings, Inc. and Report of Independent Registered Public Accounting Firm

(a)	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

EXHIBIT INDEX

Exhibit No.	Description

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated by reference from Annual Report on Form 10-K filed with the SEC on March 31, 2010)

21.1	Subsidiaries of the Registrant

31.1	Certification of Principal Executive and Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Principal Executive and Principal Financial Officer under 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document