Form 10-Q
period 2012-03-31
OptimumBank Holdings, Inc.
filed 2012-05-11
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,549,897 shares of Common Stock, $.01 par value, issued and outstanding as of May 10, 2012

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets

Cash and due from banks	$2,270	$1,101
Interest-bearing deposits with banks	6,189	5,123
Federal funds sold	15,632	16,552

Total cash and cash equivalents	24,091	22,776

Securities held to maturity (fair value of $100)	100	100
Securities available for sale	26,946	28,907
Loans, net of allowance for loan losses of $1,975 and $2,349	88,254	89,217
Federal Home Loan Bank stock	2,159	2,159
Premises and equipment, net	2,673	2,691
Foreclosed real estate, net	7,643	7,646
Accrued interest receivable	495	499
Other assets	577	477

Total assets	$152,938	$154,472

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	488	515
Savings, NOW and money-market deposits	34,688	35,538
Time deposits	70,357	71,842

Total deposits	105,533	107,895

Federal Home Loan Bank advances	31,700	31,700
Junior subordinated debenture	5,155	5,155
Advanced payment by borrowers for taxes and insurance	509	567
Official checks	457	1,113
Other liabilities	1,410	1,256

Total liabilities	144,764	147,686

Stockholders’ equity:
Preferred stock, no par value; 6,000,000 shares authorized, no shares issued or outstanding	0	0
Common stock, $.01 par value; 50,000,000 shares authorized, 26,487,397 and 22,411,108 shares issued and outstanding in 2012 and 2011	265	224
Additional paid-in capital	29,093	27,491
Accumulated deficit	(20,573)	(19,991)
Accumulated other comprehensive loss	(611)	(938)

Total stockholders’ equity	8,174	6,786

Total liabilities and stockholders’ equity	$152,938	$154,472

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Interest income:
Loans	$995	$1,289
Securities	298	529
Other	16	15

Total interest income	1,309	1,833

Interest expense:
Deposits	291	550
Borrowings	389	380

Total interest expense	680	930

Net interest income	629	903

Provision for loan losses	27	34

Net interest income after provision for loan losses	602	869

Noninterest income:
Service charges and fees	3	10
Other	1	6

Total noninterest income	4	16

Noninterest expenses:
Salaries and employee benefits	410	476
Professional fees	239	390
Occupancy and equipment	119	133
Data processing	50	52
Insurance	70	114
Foreclosed real estate expenses	68	391
Regulatory assessment	44	221
Other	188	265

Total noninterest expenses	1,188	2,042

Net loss	$(582)	$(1,157)

Net loss per share:
Basic	$(.03)	$(1.41)

Diluted	$(.03)	$(1.41)

Dividends per share	$0	$0

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011

Net loss	$(582)	$(1,157)

Other comprehensive loss-
Unrealized gains on securities available for sale-
Unrealized holding gains arising during period	327	0

Comprehensive loss	$(255)	$(1,157)

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2012 and 2011

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2010	819,358	$8	$19,071	$(16,244)	$0	$2,835

Net loss for the three months ended March 31, 2011 (unaudited)	0	0	0	(1,157)	0	(1,157)

Balance at March 31, 2011 (unaudited)	819,358	$8	$19,071	$(17,401)	$0	$1,678

Balance at December 31, 2011	22,411,108	$224	$27,491	$(19,991)	$(938)	$6,786

Net loss for the three months ended March 31, 2012 (unaudited)	0	0	0	(582)	0	(582)

Net change in unrealized loss on securities available for sale (unaudited)	0	0	0	0	327	327

Proceeds from sale of common stock (unaudited)	4,076,289	41	1,602	0	0	1,643

Balance at March 31, 2012 (unaudited)	26,487,397	$265	$29,093	$(20,573)	$(611)	$8,174

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(582)	$(1,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26	33
Provision for loan losses	27	34
Net amortization of fees, premiums and discounts	9	(69)
Decrease in accrued interest receivable	4	85
(Increase) decrease in other assets	(100)	207
Loss on sale of foreclosed real estate	0	166
Write-down of foreclosed real estate	25	180
(Decrease) increase in official checks and other liabilities	(502)	508

Net cash used in operating activities	(1,093)	(13)

Cash flows from investing activities:
Purchases of securities	0	(5,048)
Principal repayments and calls of securities	2,286	3,405
Net decrease in loans	929	2,463
Purchases of premises and equipment	(8)	(4)
Proceeds from sale of foreclosed real estate, net	0	1,643
Capital improvements on foreclosed real estate	(22)	0

Net cash provided by investing activities	3,185	2,459

Cash flows from financing activities:
Net decrease in deposits	(2,362)	(5,940)
Net (decrease) increase in advanced payments by borrowers for taxes and insurance	(58)	85
Proceeds from sale of common stock	1,643	0

Net cash used in financing activities	(777)	(5,855)

Net increase (decrease) in cash and cash equivalents	1,315	(3,409)

Cash and cash equivalents at beginning of the period	22,776	14,367

Cash and cash equivalents at end of the period	$24,091	$10,958

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Three Months Ended March 31,
	2012	2011
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$640	$902

Income taxes	$0	$0

Noncash transactions:
Change in accumulated other comprehensive loss, net change in unrealized loss on securities available for sale	$327	$0

Loans transferred to foreclosed real estate	$0	$4,957

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General. OptimumBank Holdings, Inc. (the “Holding Company”) is a one-bank holding company and owns 100% of OptimumBank (the “Bank”), a state (Florida)-chartered commercial bank. The Bank’s wholly-owned subsidiaries are OB Real Estate Management, LLC, OB Real Estate Holdings, LLC and OB Real Estate Holding 1503, LLC, all of which were formed in 2009, OB Real Estate Holdings 1695, OB Real Estate Holdings 1669, OB Real Estate Holdings 1645, OB Real Estate Holdings 1620 and OB Real Estate Holdings 1565, all formed in 2010, and OB Real Estate Holdings 1443 and OB Real Estate Holdings 1616, OB Real Estate Holdings 1617, OB Real Estate Holdings 1710, OB Real Estate Holdings 1596, OB Real Estate Holdings 1636 formed in 2011. The Holding Company’s only business is the operation of the Bank and its subsidiaries (collectively, the “Company”). The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of community banking services to individual and corporate customers through its three banking offices located in Broward County, Florida. OB Real Estate Management, LLC is primarily engaged in managing foreclosed real estate. This subsidiary had no activity in 2012 and 2011. All other subsidiaries are primarily engaged in holding and disposing of foreclosed real estate.

In the opinion of the management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2012, and the results of operations and cash flows for the three-month periods ended March 31, 2012 and 2011. The results of operations for the three months ended March 31, 2012, are not necessarily indicative of the results to be expected for the full year.

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

Income Taxes. During the year ended December 31, 2009, the Company assessed its earnings history and trend over the past year and its estimate of future earnings, and determined that it is more likely than not that the deferred tax asset will not be realized in the near term. Accordingly, a valuation allowance was recorded against the net deferred tax asset for the amount not expected to be realized in the future. Based on the available evidence at March 31, 2012, the Company determined that it is still more likely than not that the deferred tax asset will not be realized in the near term. Accordingly, the valuation allowance was increased in 2012 to offset the increase in the net deferred tax asset.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(1)	General, Continued.

Recent Pronouncements. In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-12 (“ASU 2011-12”), Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-05”). Stakeholders raised concerns that the new presentation requirements about reclassifications of items out of accumulated other comprehensive income would be difficult for preparers and may add unnecessary complexity to financial statements. In addition, it is difficult for some stakeholders to change systems in time to gather the information for the new presentation requirements by the effective date of Update 2011-05. All other requirements in ASU 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The amendments in ASU 2011-12 are effective on a retrospective basis for public entities for annual periods beginning after December 15, 2011, and interim periods within those years. An entity should provide the disclosures required by ASU 2011-12 retrospectively for all comparative periods presented. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11 (“ASU 2011-11”), Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities. The objective of ASU 2011-11 is to enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with Section 210-20-45 or Section 815-10-45. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. The amendments in ASU 2011-11 are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by ASU 2011-11 retrospectively for all comparative periods presented. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(1)	General, Continued.

Recent Pronouncements, Continued. In June 2011, the FASB issued ASU No. 2011-05 (“ASU 2011-05”), Comprehensive Income (Topic 220), Presentation of Comprehensive Income. The objective of ASU 2011-05 is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To achieve this goal and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the consolidated statement of changes in stockholders’ equity. The amendments in ASU 2011-05 require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments in ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04 (“ASU 2011-04”), Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The objective of ASU 2011-04 is to provide clarification of Topic 820 and, also, to ensure that fair value has the same meaning in U.S. generally accepted accounting principles (“GAAP”) and in international financial reporting standards (“IFRSs”) and that their respective fair value measurement and disclosure requirements are generally the same. Thus, this update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRSs. The amendment is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. Early application is not permitted. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities. Securities have been classified according to management’s intent. The carrying amount of securities and approximate fair values are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At March 31, 2012:
Securities Available for Sale-
Mortgage-backed securities	$27,557	$216	$(827)	$26,946

Security Held to Maturity-
State of Israel Bond	$100	$0	$0	$100

At December 31, 2011:
Securities Available for Sale-
Mortgage-backed securities	$29,845	$202	$(1,140)	$28,907

Security Held to Maturity-
State of Israel Bond	$100	$0	$0	$100

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

Securities with gross unrealized losses at March 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale-
Mortgage-backed securities	$(14)	$535	$(813)	$10,019

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities, Continued. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. A security is impaired if the fair value is less than its carrying value at the financial statement date. When a security is impaired, the Company determines whether this impairment is temporary or other-than-temporary. In estimating other-than-temporary impairment (“OTTI”) losses, management assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in operations. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in operations is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive loss. Management utilizes cash flow models to segregate impairments to distinguish between impairment related to credit losses and impairment related to other factors. To assess for OTTI, management considers, among other things, (i) the severity and duration of the impairment; (ii) the ratings of the security; (iii) the overall transaction structure (the Company’s position within the structure, the aggregate, near-term financial performance of the underlying collateral, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, and discounted cash flows); and (iv) the timing and magnitude of a break in modeled cash flows.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities, Continued. The unrealized losses on nine investment securities were caused by market conditions. It is expected that the securities would not be settled at a price less than the book value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(3)	Loans. The segments of loans are as follows (in thousands):

	At March 31, 2012	At December 31, 2011

Residential real estate	$29,891	$30,434
Multi-family real estate	4,059	4,109
Commercial real estate	41,025	41,307
Land and construction	11,397	11,783
Commercial	3,693	3,713
Consumer	125	175

Total loans	90,190	91,521

Add (deduct):
Net deferred loan fees, costs and premiums	39	45
Allowance for loan losses	(1,975)	(2,349)

Loans, net	$88,254	$89,217

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. An analysis of the change in the allowance for loan losses for the three-month periods ended March 31, 2012 and 2011 follows (in thousands):

	March 31, 2012
	Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Total

Beginning balance	$549	$247	$1,190	$187	$161	$15	$2,349
Provision (credit) for loan losses	112	(33)	(307)	294	(44)	5	27
Charge-offs	0	0	(69)	(335)	0	0	(404)
Recoveries	0	0	0	0	0	3	3

Ending balance	$661	$214	$814	$146	$117	$23	$1,975

Individually evaluated for impairment:
Recorded investment	$8,006	$0	$15,438	$6,877	$0	$0	$30,321

Balance in allowance for loan losses	$0	$0	$0	$0	$0	$0	$0

Collectively evaluated for impairment:
Recorded investment	$21,885	$4,059	$25,587	$4,520	$3,693	$125	$59,869

Balance in allowance for loan losses	$661	$214	$814	$146	$117	$23	$1,975

	March 31, 2011
	Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Land and Construction	Consumer	Total

Beginning balance	$1,285	$282	$1,542	$514	$80	$3,703
Provision (credit) for loan losses	27	23	(97)	90	(9)	34
Charge-offs	0	0	0	(245)	0	(245)
Recoveries	2	0	0	23	3	28

Ending balance	$1,314	$305	$1,445	$382	$74	$3,520

Individually evaluated for impairment:
Recorded investment	$12,047	$0	$19,488	$9,052	$229	$40,816

Balance in allowance for loan losses	$0	$0	$11	$199	$0	$210

Collectively evaluated for impairment:
Recorded investment	$25,650	$4,186	$33,678	$5,006	$108	$68,628

Balance in allowance for loan losses	$1,314	$305	$1,434	$183	$74	$3,310

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. The Company has divided the loan portfolio into six portfolio segments, each with different risk characteristics and methodologies for assessing risk. The portfolio segments identified by the Company are as follows:

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

Commercial Loans. Commercial loans consist of loans to small- and medium-sized companies in the Company’s market area. Commercial loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture. Primarily all of the Company’s commercial loans are secured loans, along with a small amount of unsecured loans. The Company’s underwriting analysis consists of a review of the financial statements of the borrower, the lending history of the borrower, the debt service capabilities of the borrower, the projected cash flows of the business, the value of the collateral, if any, and whether the loan is guaranteed by the principals of the borrower. These loans are generally secured by accounts receivable, inventory and equipment. Commercial loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business, which makes them of higher risk than residential loans. Further, the collateral securing these loans may be difficult to appraise and may fluctuate in value based on the success of the business. The Company seeks to minimize these risks through our underwriting standards.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. The following summarizes the loan credit quality (in thousands):

	Pass	OLEM (Other Loans Especially Mentioned)	Substandard	Doubtful	Loss	Total
At March 31, 2012:
Residential real estate:
Closed-end first mortgages	$18,737	$2,919	$5,087	$0	$0	$26,743
Closed-end second mortgages	3,148	0	0	0	0	3,148

Total residential real estate	21,885	2,919	5,087	0	0	29,891

Multi-family real estate	4,059	0	0	0	0	4,059

Commercial real estate:
Owner-occupied	10,073	2,001	369	0	0	12,443
Non-owner-occupied	12,371	1,141	15,070	0	0	28,582

Total commercial real estate	22,444	3,142	15,439	0	0	41,025

Land and construction	4,471	49	6,877	0	0	11,397

Commercial	3,693	0	0	0	0	3,693

Consumer:
Non-real estate secured	0	68	0	0	0	68
Real estate secured	57	0	0	0	0	57

Total consumer	57	68	0	0	0	125

Total	$56,609	$6,178	$27,403	$0	$0	$90,190

At December 31, 2011:
Residential real estate:
Closed-end first mortgages	$18,588	$3,686	$5,001	$0	$0	$27,275
Closed-end second mortgages	3,159	0	0	0	0	3,159

Total residential real estate	21,747	3,686	5,001	0	0	30,434

Multi-family real estate	4,109	0	0	0	0	4,109

Commercial real estate:
Owner-occupied	10,132	2,012	369	0	0	12,513
Non-owner-occupied	10,822	2,764	15,208	0	0	28,794

Total commercial real estate	20,954	4,776	15,577	0	0	41,307

Land and construction	4,493	49	7,241	0	0	11,783

Commercial	3,713	0	0	0	0	3,713

Consumer:
Non-real estate secured	0	68	0	0	0	68
Real estate secured	107	0	0	0	0	107

Total consumer	107	68	0	0	0	175

Total	$55,123	$8,579	$27,819	$0	$0	$91,521

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. Internally assigned loan grades are defined as follows:

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At March 31, 2012:
Residential real estate:
Closed-end first mortgages	$0	$41	$0	$41	$21,615	$5,087	$26,743
Closed-end second mortgages	0	0	0	0	3,148	0	3,148

Subtotal	0	41	0	41	24,763	5,087	29,891

Multi-family real estate	0	0	0	0	4,059	0	4,059

Commercial real estate:
Owner-occupied	0	0	0	0	12,074	369	12,443
Non-owner-occupied	3,300	0	0	3,300	10,212	15,070	28,582

Subtotal	3,300	0	0	3,300	22,286	15,439	41,025

Land and construction	0	0	0	0	4,520	6,877	11,397

Commercial	0	0	0	0	3,693	0	3,693

Consumer:
Non-real estate secured	0	0	0	0	68	0	68
Real estate secured	0	0	0	0	57	0	57

Subtotal	0	0	0	0	125	0	125

Total	$3,300	$41	$0	$3,341	$59,446	$27,403	$90,190

At December 31, 2011:
Residential real estate:
Closed-end first mortgages	$0	$768	$0	$768	$21,506	$5,001	$27,275
Closed-end second mortgages	0	0	0	0	3,159	0	3,159

Subtotal	0	768	0	768	24,665	5,001	30,434

Multi-family real estate	0	0	0	0	4,109	0	4,109

Commercial real estate:
Owner-occupied	0	0	0	0	12,144	369	12,513
Non-owner-occupied	0	0	0	0	13,586	15,208	28,794

Subtotal	0	0	0	0	25,730	15,577	41,307

Land and construction	0	0	0	0	4,542	7,241	11,783

Commercial	0	0	0	0	3,713	0	3,713

Consumer:
Non-real estate secured	0	0	0	0	68	0	68
Real estate secured	0	0	0	0	107	0	107

Subtotal	0	0	0	0	175	0	175

Total	$0	$768	$0	$768	$62,934	$27,819	$91,521

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. The following summarizes the amount of impaired loans (in thousands):

	At March 31, 2012			At December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Residential real estate-
Closed-end first mortgages	$8,006	$8,551	$0	$7,919	$8,465	$0
Commercial real estate:
Owner-occupied	368	376	0	369	376	0
Non-owner-occupied	15,070	17,516	0	15,208	17,584	0
Land and construction	6,877	11,623	0	7,241	11,652	0
Consumer-
Non-real estate secured	0	0	0	68	68	0

With an allowance recorded:
Commercial real estate-
Non-owner-occupied	0	0	0	1,139	1,139	11

Total:
Residential real estate-
Closed-end first mortgages	$8,006	$8,551	$0	$7,919	$8,465	$0

Commercial real estate:
Owner-occupied	$368	$376	$0	$369	$376	$0

Non-owner-occupied	$15,070	$17,516	$0	$16,347	$18,723	$11

Land and construction	$6,877	$11,623	$0	$7,241	$11,652	$0

Consumer-
Non-real estate secured	$0	$0	$0	$68	$68	$0

Total	$30,321	$38,066	$0	$31,944	$39,284	$11

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	For the Period Ended March 31,			For the Period Ended March 31,
	2012			2011
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Residential real estate-
Closed-end first mortgages	$8,011	$52	$68	$11,752	$52	$78

Commercial real estate:
Owner-occupied	$369	$0	$0	$751	$0	$1

Non-owner-occupied	$15,199	$0	$51	$19,465	$53	$117

Land and construction	$7,123	$0	$29	$8,080	$21	$56

Consumer-
Non-real estate secured	$0	$0	$0	$234	$2	$2

Total	$30,702	$52	$148	$40,282	$128	$254

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. No loans have been determined to be troubled debt restructurings (“TDR’s”) during the three months ended March 31, 2012. In addition there were no defaults of TDR’s during the three months ended March 31, 2011 or 2012.

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

(4)	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2012 of the regulatory capital requirements and the Bank’s capital on a percentage basis:

	Bank	Regulatory Requirement

Tier I capital to total average assets	9.16%	8.00%

Tier I capital to risk-weighted assets	11.94%	4.00%

Total capital to risk-weighted assets	13.20%	12.00%

(5)	Loss Per Share. Basic loss per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Basic and diluted loss per share is the same due to the net loss incurred by the Company. Loss per common share has been computed based on the following:

	Three Months Ended March 31,
	2012	2011
Weighted-average number of common shares outstanding used to calculate basic and diluted loss per common share	22,509,296	819,358

(6)	Stock-Based Compensation. On December 27, 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan (“2011 Plan”). A total of 2,200,000 shares of common stock are available to be issued under the 2011 Plan. Options, restricted stock, performance share awards and bonus share awards in lieu of obligations may be issued under the 2011 Plan. Both incentive stock options and nonqualified stock options can be granted under the 2011 Plan. The exercise price of the stock options cannot be less than the fair market value of the common stock on the date of grant. Effective January 1, 2012, the Company adopted a Non- Employee Director Compensation Plan under which bonus shares issuable under the 2011 Plan are issued as compensation to outside directors. As of March 31, 2012, 3,789 shares of stock have been issued under the 2011 Plan and Non-Employee Director Compensation Plan as compensation to outside directors.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock-Based Compensation, Continued. The Company’s prior stock option plan terminated on February 27, 2011. At March 30, 2012, no options were available for grant under this plan. Options must be exercised within ten years of the date of grant.

A summary of the activity in the prior plan is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2011	50,900	$34.31
Options forfeited	(11,392)	32.97

Outstanding and exercisable at March 31, 2012	39,508	$34.70	2.8 years	$0

(7)	Fair Value Measurements. Securities available for sale measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2012-
Mortgage-backed securities	$26,946	$0	$26,946	$0

As of December 31, 2011-
Mortgage-backed securities	$28,907	$0	$28,907	$0

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(7)	Fair Value Measurements, Continued. There were no transfers of securities between levels of inputs for the three months ended March 31, 2012.

Impaired collateral-dependent loans are carried at fair value when the current collateral value less estimated selling costs is lower than the carrying value of the loan. Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis are as follows (in thousands):

						Losses Recorded in Operations For the Three
	At March 31, 2012					Months Ended
	Fair Value	Level 1	Level 2	Level 3	Total Losses	March 31, 2012
Residential real estate-
Closed-end first mortgages	$854	$0	$0	$854	$545	$0
Commercial real estate:
Owner-occupied	291	0	0	291	8	0
Non-owner-occupied	10,061	0	0	10,061	2,781	69
Land and construction	6,699	0	0	6,699	1,525	335

	$17,905	$0	$0	$17,905	$4,859	$404

						Losses Recorded in Operations For the
	At December 31, 2011					Year Ended
	Fair Value	Level 1	Level 2	Level 3	Total Losses	December 31, 2011
Residential real estate-
Closed-end first mortgages	$1,591	$0	$0	$1,591	$545	$308
Commercial real estate:
Owner-occupied	291	0	0	291	8	8
Non-owner-occupied	6,540	0	0	6,540	2,652	150
Land and construction	6,793	0	0	6,793	1,511	834

	$15,215	$0	$0	$15,215	$4,716	$1,300

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(7)	Fair Value Measurements, Continued. Foreclosed real estate is recorded at fair value less estimated costs to sell. Foreclosed real estate which is measured at fair value on a nonrecurring basis is as follows (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded During the Period

At March 31, 2012	$7,643	$0	$0	$7,643	$797	$25

At December 31, 2011	$7,646	$0	$0	$7,646	$772	$772

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	At March 31, 2012		At December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$24,091	$24,091	$22,776	$22,776
Securities held to maturity	100	100	100	100
Securities available for sale	26,946	26,946	28,907	28,907
Loans	88,254	88,110	89,217	89,069
Federal Home Loan Bank stock	2,159	2,159	2,159	2,159
Accrued interest receivable	495	495	499	499

Financial liabilities:
Deposit liabilities	105,533	105,949	107,895	108,461
Federal Home Loan Bank advances	31,700	33,842	31,700	33,920
Junior subordinated debenture	5,155	4,790	5,155	4,734
Off-balance sheet financial instruments	0	0	0	0

Discussion regarding the assumptions used to compute the fair values of financial instruments can be found in Note 1 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(8)	Regulatory Matters - Company. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). On June 22, 2010, the Company entered into a written agreement with the Federal Reserve Bank of Atlanta (“Reserve Bank”) with respect to certain aspects of the operation and management of the Company (the “Written Agreement”).

The Written Agreement contains the following principal requirements:

•

The Board of the Company must take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to the Bank, including, but not limited to, taking steps to ensure that the Bank complies with the Consent Order entered into with the OFR and the FDIC and any other supervisory action taken by the Bank’s state or federal regulator.

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

•

The Company must obtain prior written consent from the Reserve Bank before appointing any new director or senior executive officer, or changing the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, and must comply with the regulations applicable to indemnification and severance payments.

•	The Company must provide quarterly progress reports to the Reserve Bank, along with parent company only financial statements.

Management believes the Company is in substantial compliance with the requirements of the Written Agreement.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(9)	Regulatory Matters - Bank. Effective April 16, 2010, the Bank consented to the issuance of a Consent Order by the FDIC and the OFR, also effective as of April 16, 2010.

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

The Consent Order contains the following principal requirements:

•

The Board of the Bank is required to increase its participation in the affairs of the Bank and assume full responsibility for the approval of sound policies and objectives for the supervision of all of the Bank’s activities.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(9)	Regulatory Matters - Bank, Continued.

•	The Bank is required to revise, implement and incorporate recommendations of the FDIC and OFR with respect to the following policies or plans:

•	Lending and Collection Policies

•	Investment Policy

•	Liquidity, Contingency Funding and Funds Management Plan

•	Interest Rate Risk Management Policy

•	Internal Loan Review and Grading System;

•	Internal Control Policy; and

•	A plan to reduce concentration in commercial real estate loans;

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

Management believes that the Bank is currently in substantial compliance with all the requirements of the Consent Order except for the following requirements:

•	Scheduled reductions by October 31, 2011, and April 30, 2012, of 60% and 75%, respectively, of loans classified as substandard and doubtful in the 2009 FDIC Examination;

•	Retention of a qualified chief executive officer and chief lending officer; and

•	Development of a plan to reduce Bank’s concentration in commercial real estate loans acceptable to the supervisory authorities.

The Bank has implemented comprehensive policies and plans to address all of the requirements of the Consent Order and has incorporated recommendations from the FDIC and OFR into these policies and plans.

(10)	Junior Subordinated Debenture. The terms of the debenture agreement allow the Company to defer payments of interest on the debenture by extending the interest payment period at any time during the term of the debenture for up to twenty consecution quarterly periods. The Company has elected its right to defer payment of interest on the debenture. Accrued and unpaid interest on the debenture totaled $367,000 at March 31, 2012.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto presented elsewhere in this report. For additional information, refer to the financial statements and footnotes for the year ended December 31, 2011 in the Annual Report on Form 10-K.

Regulatory Enforcement Actions

Bank Consent Order. On April 16, 2010, the Bank consented to the issuance of a Consent Order (“Consent Order”) by the FDIC and OFR. The Consent Order covers areas of the Bank’s operations that warrant improvement and imposes various requirements and restrictions designed to address these areas, including the requirement to maintain certain minimum capital ratios. A detailed discussion of the Consent Order is contained in Footnote 9 to the condensed consolidated financial statements contained in this report. Management believes that the Bank is currently in substantial compliance with all the requirements of the Consent Order except for the following requirements:

•	Scheduled reductions by October 31, 2011, and April 30, 2012, of 60% and 75%, respectively, of loans classified as substandard and doubtful in the 2009 FDIC Examination;

•	Retention of a qualified chief executive officer and chief lending officer; and

•	Development of a plan to reduce Bank’s concentration in commercial real estate loans acceptable to the supervisory authorities.

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

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Capital Levels

The following table summarizes the capital measures of the Bank at March 31, 2012 and December 31, 2011:

			FDIC Guideline Requirements
	March 31, 2012	December 31, 2011	Adequately- Capitalized	Well- Capitalized	Consent Order

Tier I risk-based capital ratio	9.16	7.76	4.00	6.00	*

Total risk-based capital ratio	13.20	12.48	8.00	10.00	12.00

Leverage ratio	11.94	11.22	4.00	5.00	8.00

*	No additional requirement is established by the Consent Order

Financial Condition at March 31, 2012 and December 31, 2011

Overview

Our total assets declined by $1.5 million to $152.9 million at March 31, 2012, from $154.5 million at December 31, 2011, due to a $2.0 million reduction in securities primarily as a result of repayments and a $1.0 million reduction in net loans primarily as a result of loan payments, partially offset by a $1.3 million increase in cash and cash equivalents. Deposits decreased by $2.4 million to $105.5 million at March 31, 2012, from $107.9 million at December 31, 2011. Total stockholders’ equity increased by $1.4 million to $8.2 million at March 31, 2012 from $6.8 million at December 31, 2011, due to the receipt of $1.6 million in proceeds from the sale of common stock and a $.3 million decrease in accumulated other comprehensive loss from a reduction of unrealized losses on securities available for sale, partially offset by a $.6 million net loss for the quarter.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

The following table shows selected information for the periods ended or at the dates indicated:

	Three Months Ended March 31, 2012	Year Ended December 31, 2011	Three Months Ended March 31, 2011
Average equity as a percentage of average assets	4.67%	1.04%	1.15%

Equity to total assets at end of period	5.34%	4.39%	0.91%

Return on average assets (1)	(1.54)%	(2.11)%	(2.44)%

Return on average equity (1)	(33.07)%	(203.97)%	(212.49)%

Noninterest expenses to average assets (1)	3.15%	4.08%	4.30%

(1)	Annualized for the three months ended March 31, 2012 and 2011.

Despite the slowing decline of real estate values in South Florida, we continue to experience the adverse effects of the prolonged real estate devaluation resulting in significant levels of non-performing loans, foreclosed real estate and loan charge-offs. Management, however, is committed to minimizing further losses in the loan portfolio and reducing our nonperforming assets.

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

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

In addition to obtaining funds from depositors, we may borrow funds from other financial institutions. At March 31, 2012, the Bank had outstanding borrowings of $31.7 million, against its $31.7 million in established borrowing capacity with the FHLB. The Bank’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. The use of the Federal Fund line is subject to certain conditions. In 2010, the Bank obtained an available discount window credit line with the Reserve Bank, currently $1.1 million. The Reserve Bank line is subject to collateral requirements, must be repaid within 90 days, and each advance is subject to prior Reserve Bank consent. We measure and monitor our liquidity daily and believe our liquidity sources are adequate to meet our operating needs.

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

The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. As of March 31, 2012, the Company has no commitments to extend credit.

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

	Three Months Ended March 31,
	2012			2011
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average and Balance	Interest and Dividends	Average Yield/ Rate
Interest-earning assets:
Loans	$90,721	995	4.39%	$111,905	1,289	4.61%
Securities	28,367	298	4.20	52,505	529	4.03
Other (1)	22,236	16	0.29	16,854	15	0.36

Total interest-earning assets/interest income	141,324	1,309	3.70	181,264	1,833	4.04

Cash and due from banks	421			581
Premises and equipment	2,685			2,787
Other	6,363			5,347

Total assets	$150,793			$189,979

Interest-bearing liabilities:
Savings, NOW and money-market deposits	34,831	55	0.63	36,166	77	0.85
Time deposits	69,275	236	1.36	111,576	473	1.70
Borrowings (2)	36,855	389	4.22	36,855	380	4.12

Total interest-bearing liabilities/interest expense	140,961	680	1.93	184,597	930	2.02

Noninterest-bearing demand deposits	545			481
Other liabilities	2,247			2,723
Stockholders’ equity	7,040			2,178

Total liabilities and stockholders’ equity	$150,793			$189,979

Net interest income		$629			$903

Interest rate spread (3)			1.77%			2.02%

Net interest margin (4)			1.78%			1.99%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.00			0.98

(1)	Includes interest-earning deposits with banks, Federal funds sold and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and junior subordinated debenture.
(3)	Interest rate spread represents the difference between average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Comparison of the Three-Month Periods Ended March 31, 2012 and 2011

General. Net loss for the three months ended March 31, 2012, was $.6 million or $(.03) per basic and diluted share compared to a net loss of $1.2 million or $(1.41) per basic and diluted share for the period ended March 31, 2011. This decrease in the Company’s net loss was primarily due to a $.9 million decrease in noninterest expenses, including foreclosure expenses, regulatory assessments, and professional fees associated with loan foreclosures and workouts.

Interest Income. Interest income decreased to $1.3 million for the three months ended March 31, 2012 from $1.8 million for the three months ended March 31, 2011. Interest income on loans decreased $.3 million due primarily to a decrease in the average loan portfolio balance for the three months ended March 31, 2012 compared to the same period in 2011. Interest on securities decreased by $.2 million to $.3 million due primarily to a decrease in the average balance of the securities portfolio.

Interest Expense. Interest expense on deposits decreased to $.3 million for the three months ended March 31, 2012 from $.6 million for the three months ended March 31, 2011. Interest expense decreased primarily because of a decrease in average deposits as well as a decrease in the average yield paid during 2012.

Provision for Loan Losses. The provision for the three months ended March 31, 2012, was $27,000 compared to $34,000 for the same period in 2011. The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio at March 31, 2012. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $2.0 million or 2.19% of loans outstanding at March 31, 2012, compared to $2.3 million, or 2.57% of loans outstanding at December 31, 2011. The decrease in the allowance was due to the use of specific reserves for charge-offs of loans deemed uncollectible. Management believes the balance in the allowance for loan losses at March 31, 2012 is adequate.

Noninterest Income. Total noninterest income decreased to $4,000 for the three months ended March 31, 2012, from $16,000 for the three months ended March 31, 2011 primarily due to a decrease in service charges and fees.

Noninterest Expenses. Total noninterest expenses decreased to $1.2 million for the three months ended March 31, 2012 compared to $2.0 million for the three months ended March 31, 2011, primarily due to a decrease in foreclosure expenses, regulatory assessments, and professional fees.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OPTIMUMBANK HOLDINGS, INC. (Registrant)

Date:	May 11, 2012	By:	/s/ Richard L. Browdy
Richard L. Browdy
President and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference from Annual Report on Form 10-K filed with the SEC on March 30, 2012)

4.1	Bylaws (incorporated by reference from Current Report on Form 8-K filed with the SEC on May 11, 2004)

4.2	Form of stock certificate (incorporated by reference from Quarterly Report on Form 10-QSB filed with the SEC on August 12, 2004)

4.3	Form of Registration Rights Agreement between OptimumBank Holdings, Inc. and Investors (incorporated by reference from Current Report on Form 8-K filed with the SEC on October 31, 2011)

4.4	The Company has outstanding certain long-term debt. None of such debt exceeds ten percent of the Company’s total assets; therefore, copies of the constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the SEC upon request.

10.1	OptimumBank Holdings, Inc. Non-Employee Director Compensation Plan (incorporated by reference from Annual Report on Form 10-K filed with the SEC on March 30, 2012)

10.2	Amended and Restated Stock Purchase Agreement, dated as of December 5 2011, between OptimumBank Holdings, Inc. and Moishe Gubin (incorporated by reference from Annual Report on Form 10-K filed with the SEC on March 30, 2012)

31.1	Certification of Principal Executive and Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Principal Executive and Principal Financial Officer under 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document