Form 10-Q
period 2012-06-30
OptimumBank Holdings, Inc.
filed 2012-08-14
CIK 1288855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,380,994 shares of Common Stock, $.01 par value, issued and outstanding as of August 9, 2012

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	June 30,	December 31,
Assets	2012	2011
	(Unaudited)

Cash and due from banks	$817	$1,101
Interest-bearing deposits with banks	5,165	5,123
Federal funds sold	22,071	16,552

Total cash and cash equivalents	28,053	22,776

Securities available for sale	25,004	28,907
Loans, net of allowance for loan losses of $2,102 and $2,349	86,641	89,217
Federal Home Loan Bank stock	1,770	2,159
Premises and equipment, net	2,738	2,691
Foreclosed real estate, net	9,088	7,646
Accrued interest receivable	484	499
Other assets	370	577

Total assets	$154,148	$154,472

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	427	515
Savings, NOW and money-market deposits	36,268	35,538
Time deposits	69,969	71,842

Total deposits	106,664	107,895

Federal Home Loan Bank advances	31,700	31,700
Junior subordinated debenture	5,155	5,155
Advanced payment by borrowers for taxes and insurance	897	567
Official checks	1,324	1,113
Other liabilities	731	1,256

Total liabilities	146,471	147,686

Stockholders’ equity:
Preferred stock, no par value; 6,000,000 shares authorized, no shares issued or outstanding	0	0
Common stock, $.01 par value; 50,000,000 shares authorized, 26,880,994 and 22,411,108 shares issued and outstanding in 2012 and 2011	269	224
Additional paid-in capital	29,251	27,491
Accumulated deficit	(21,343)	(19,991)
Accumulated other comprehensive loss	(500)	(938)

Total stockholders’ equity	7,677	6,786

Total liabilities and stockholders’ equity	$154,148	$154,472

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Interest income:
Loans	$982	$1,197	$1,977	$2,486
Securities	276	500	574	1,029
Other	22	14	38	29

Total interest income	1,280	1,711	2,589	3,544

Interest expense:
Deposits	285	498	576	1,048
Borrowings	388	384	777	765

Total interest expense	673	882	1,353	1,813

Net interest income	607	829	1,236	1,731

Provision for loan losses	154	860	181	894

Net interest income (expense) after provision for loan losses	453	(31)	1,055	837

Noninterest income:
Service charges and fees	8	6	11	16
Loan prepayment fees	0	0	0	6
Gain on sale of securities	0	153	0	153
Other	178	46	178	46

Total noninterest income	186	205	189	221

Noninterest expenses:
Salaries and employee benefits	426	461	836	937
Occupancy and equipment	125	134	243	267
Data processing	63	49	114	101
Professional fees	288	459	527	849
Insurance	70	113	139	227
Stationary and supplies	10	8	21	17
Foreclosed real estate	70	592	138	983
Regulatory assessment	78	160	123	381
Other	279	168	455	423

Total noninterest expenses	1,409	2,144	2,596	4,185

Net loss	$(770)	$(1,970)	$(1,352)	$(3,127)

Net loss per share-
Basic and diluted	$(.03)	$(2.40)	$(.05)	$(3.82)

Dividends per share	$0	$0	$0	$0

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net loss	$(770)	$(1,970)	$(1,352)	$(3,127)

Other comprehensive loss-
Unrealized gains (loss) on securities available for sale-
Unrealized holding gains (losses) arising during period	111	(875)	438	(875)

Comprehensive loss	$(659)	$(2,845)	$(914)	$(4,002)

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

Six Months Ended June 30, 2012 and 2011

(Dollars in thousands)

					Accumulated
					Other	Total
			Additional		Compre-	Stockholders’
	Common Stock		Paid-In	Accumulated	hensive	Equity
	Shares	Amount	Capital	Deficit	Loss	(Deficit)

Balance at December 31, 2010	819,358	$8	$19,071	$(16,244)	$0	$2,835

Net loss for the six months ended June 30, 2011 (unaudited)	0	0	0	(3,127)	0	(3,127)

Unrealized loss on securities available for sale (unaudited)	0	0	0	0	(875)	(875)

Balance at June 30, 2011 (unaudited)	819,358	$8	$19,071	$(19,371)	$(875)	$(1,167)

Balance at December 31, 2011	22,411,108	$224	$27,491	$(19,991)	$(938)	$6,786

Proceeds from sale of common stock (unaudited)	4,447,500	45	1,735	0	0	1,780

Common stock issued as compensation to directors	22,386	0	25	0	0	25

Net loss for the six months ended June 30, 2012 (unaudited)	0	0	0	(1,352)	0	(1,352)

Net change in unrealized loss on securities available for sale (unaudited)	0	0	0	0	438	438

Balance at June 30, 2012 (unaudited)	26,880,994	$269	$29,251	$(21,343)	$(500)	$7,677

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,352)	$(3,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52	65
Provision for loan losses	181	894
Gain on sale of securities	0	(153)
Net amortization of fees, premiums and discounts	(10)	78
Common stock issued as compensation to directors	25	0
Decrease in other assets	207	470
Loss on sale of foreclosed real estate	0	166
Write-down of foreclosed real estate	45	704
Decrease in accrued interest receivable	15	47
Other-than-temporary impairment of securities available for sale	103	0
(Decrease) increase in official checks and other liabilities	(314)	276

Net cash used in operating activities	(1,048)	(580)

Cash flows from investing activities:
Purchases of securities held to maturity	0	(5,048)
Principal repayments of securities available for sale	4,238	5,428
Net decrease in loans	750	5,443
Proceeds from sale of securities	0	10,961
Purchase of premises and equipment	(99)	(5)
Proceeds from sale of foreclosed real estate, net	190	1,643
Capital improvements on foreclosed real estate	(22)	0
Redemption of Federal Home Loan Bank stock	389	501

Net cash provided by investing activities	5,446	18,923

Cash flows from financing activities:
Net decrease in deposits	(1,231)	(10,667)
Net increase in advance payments by borrowers for taxes and insurance	330	245
Proceeds from sale of common stock	1,780	0

Net cash provided by (used in) financing activities	879	(10,422)

Net increase in cash and cash equivalents	5,277	7,921

Cash and cash equivalents at beginning of the period	22,776	14,367

Cash and cash equivalents at end of the period	$28,053	$22,288

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Six Months Ended June 30,
	2012	2011
Supplemental disclosure of cash flow information:
Cash paid during the period for -
Interest	$1,276	$1,744

Noncash investing and financing activities:
Change in accumulated other comprehensive loss, net change in unrealized loss on securities available for sale	$438	$(875)

Transfer of securities held to maturity to available for sale	$0	$50,534

Loans transferred to foreclosed real estate	$1,655	$5,032

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General. OptimumBank Holdings, Inc. (the “Holding Company”) is a one-bank holding company and owns 100% of OptimumBank (the “Bank”), a state (Florida)-chartered commercial bank. The Bank’s wholly-owned subsidiaries are OB Real Estate Management, LLC, OB Real Estate Holdings, LLC and OB Real Estate Holdings 1503, LLC, all of which were formed in 2009, OB Real Estate Holdings 1695, LLC, OB Real Estate Holdings 1669, LLC, OB Real Estate Holdings 1645, LLC, OB Real Estate Holdings 1620, LLC, and OB Real Estate Holdings 1565, LLC, all formed in 2010, and OB Real Estate Holdings 1443, LLC, and OB Real Estate Holdings 1596, LLC, OB Real Estate Holdings 1636, LLC, and OB Real Estate Holdings Northwood, LLC, formed in 2011, OB Real Estate Holdings Sillato, LLC, and OB Real Estate Holdings 1655, LLC, formed in 2012. The Holding Company’s only business is the operation of the Bank and its subsidiaries (collectively, the “Company”). The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of community banking services to individual and corporate customers through its three banking offices located in Broward County, Florida. OB Real Estate Management, LLC is primarily engaged in managing foreclosed real estate. This subsidiary had no activity in 2012 and 2011. All other subsidiaries are primarily engaged in holding and disposing of foreclosed real estate.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2012, and the results of operations for the three- and six-month periods ended June 30, 2012 and 2011. The results of operations for the three and six months ended June 30, 2012, are not necessarily indicative of the results to be expected for the full year.

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

Income Taxes. During the year ended December 31, 2009, the Company assessed its earnings history and trend over the past year and its estimate of future earnings, and determined that it is more likely than not that the deferred tax asset will not be realized in the near term. Accordingly, a valuation allowance was recorded against the net deferred tax asset for the amount not expected to be realized in the future. Based on the available evidence at June 30, 2012, the Company determined that it is still more likely than not that the deferred tax asset will not be realized in the near term. Accordingly, the valuation allowance was increased in 2012 to offset the increase in the net deferred tax asset.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(1)	General, Continued.

Recent Pronouncements. In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-12 (“ASU 2011-12”), Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-05”). Stakeholders raised concerns that the new presentation requirements about reclassifications of items out of accumulated other comprehensive income would be difficult for preparers and may add unnecessary complexity to financial statements. In addition, it is difficult for some stakeholders to change systems in time to gather the information for the new presentation requirements by the effective date of Update 2011-05. All other requirements in ASU 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The amendments in ASU 2011-12 are effective on a retrospective basis for public entities for annual periods beginning after December 15, 2011, and interim periods within those years. An entity should provide the disclosures required by ASU 2011-12 retrospectively for all comparative periods presented. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11 (“ASU 2011-11”), Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities. The objective of ASU 2011-11 is to enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with Section 210-20-45 or Section 815-10-45. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. The amendments in ASU 2011-11 are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by ASU 2011-11 retrospectively for all comparative periods presented. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(1)	General, Continued.

Recent Pronouncements, Continued. In June 2011, the FASB issued ASU No. 2011-05 (“ASU 2011-05”), Comprehensive Income (Topic 220), Presentation of Comprehensive Income. The objective of ASU 2011-05 is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To achieve this goal and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the consolidated statement of changes in stockholders’ equity. The amendments in ASU 2011-05 require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments in ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04 (“ASU 2011-04”), Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The objective of ASU 2011-04 is to provide clarification of Topic 820 and, also, to ensure that fair value has the same meaning in U.S. generally accepted accounting principles (“GAAP”) and in international financial reporting standards (“IFRSs”) and that their respective fair value measurement and disclosure requirements are generally the same. Thus, this update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRSs. The amendment is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. Early application is not permitted. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities. Securities have been classified according to management’s intent. The carrying amount of securities and approximate fair values are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At June 30, 2012:
Securities Available for Sale-
Mortgage-backed securities	$25,504	$236	$(736)	$25,004

At December 31, 2011:
Securities Available for Sale-
Mortgage-backed securities	$29,845	$202	$(1,140)	$28,907

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

Securities with gross unrealized losses at June 30, 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
Securities Available for Sale-
Mortgage-backed securities	$1	$188	$735	$8,059

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities, Continued. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. A security is impaired if the fair value is less than its carrying value at the financial statement date. When a security is impaired, the Company determines whether this impairment is temporary or other-than-temporary. In estimating other-than-temporary impairment (“OTTI”) losses, management assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in operations. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in operations is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive loss. Management utilizes cash flow models to segregate impairments to distinguish between impairment related to credit losses and impairment related to other factors. To assess for OTTI, management considers, among other things, (i) the severity and duration of the impairment; (ii) the ratings of the security; (iii) the overall transaction structure (the Company’s position within the structure, the aggregate, near-term financial performance of the underlying collateral, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, and discounted cash flows); and (iv) the timing and magnitude of a break in modeled cash flows.

In evaluating mortgage-backed securities with unrealized losses greater than twelve months, management utilizes various resources, including input from independent third party firms to perform an analysis of expected future cash flows. The process begins with an assessment of the underlying collateral backing the mortgage pools. Management develops specific assumptions using as much market data as possible and includes internal estimates as well as estimates published by rating agencies and other third-party sources. The data for the individual borrowers in the underlying mortgage pools are generally segregated by state, FICO score at issue, loan to value at issue and income documentation criteria. Mortgage pools are evaluated for current and expected levels of delinquencies and foreclosures, based on where they fall in the proscribed data set of FICO score, geographics, LTV and documentation type and a level of loss severity is assigned to each security based on its experience. The above-described historical data is used to develop current and expected measures of cumulative default rates as well as ultimate loss frequency and severity within the underlying mortgages. This reveals the expected future cash flows within the mortgage pool. The data described above is then input to an industry recognized model to assess the behavior of the particular security tranche owned by the Company. Significant inputs in this process include the structure of any subordination structures, if applicable, and are dictated by the structure of each particular security as laid out in the offering documents. The forecasted cash flows from the mortgage pools are input through the security structuring model to derive expected cash flows for the specific security owned by the Company to determine if the future cash flows are expected to exceed the book value of the security. The values for the significant inputs are updated on a regular basis. During the three and six months ended June 30, 2012, the Company recorded other-than-temporary impairment charges totaling $103,000.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities, Continued. The unrealized losses on nine investment securities were caused by market conditions. It is expected that the securities would not be settled at a price less than the book value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(3)	Loans. The segments of loans are as follows (in thousands):

	At June 30,	At December 31,
	2012	2011

Residential real estate	$31,821	$30,434
Multi-family real estate	4,316	4,109
Commercial real estate	39,805	41,307
Land and construction	8,935	11,783
Commercial	3,673	3,713
Consumer	124	175

Total loans	88,674	91,521

Add (deduct):
Net deferred loan fees, costs and premiums	69	45
Allowance for loan losses	(2,102)	(2,349)

Loans, net	$86,641	$89,217

An analysis of the change in the allowance for loan losses follows (in thousands):

	Residential	Multi-Family	Commercial	Land
	Real	Real	Real	and
	Estate	Estate	Estate	Construction	Commercial	Consumer	Total
Three-Month Period Ended June 30, 2012:
Beginning balance	$661	$214	$814	$146	$117	$23	$1,975
Provision (credit) for loan losses	189	31	97	(161)	(2)	0	154
Charge-offs	(147)	0	(141)	0	0	0	(288)
Recoveries	0	0	29	230	0	2	261

Ending balance	$703	$245	$799	$215	$115	$25	$2,102

Six-Month Period Ended June 30, 2012:
Beginning balance	$549	$247	$1,190	$187	$161	$15	$2,349
Provision (credit) for loan losses	301	(2)	(210)	133	(46)	5	181
Charge-offs	(147)	0	(210)	(335)	0	0	(692)
Recoveries	0	0	29	230	0	5	264

Ending balance	$703	$245	$799	$215	$115	$25	$2,102

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued.

	Residential	Multi-Family	Commercial	Land
	Real	Real	Real	and
	Estate	Estate	Estate	Construction	Consumer	Total
Three-Month Period Ended June 30, 2011:
Beginning balance	$1,314	$305	$1,445	$382	$74	$3,520
Provision (credit) for loan losses	54	2	7	797	0	860
Charge-offs	(309)	0	(52)	(982)	0	(1,343)
Recoveries	34	1	0	0	3	38

Ending balance	$1,093	$308	$1,400	$197	$77	$3,075

Six-Month Period Ended June 30, 2011:
Beginning balance	$1,285	$282	$1,542	$514	$80	$3,703
Provision (credit) for loan losses	82	23	(90)	888	(9)	894
Charge-offs	(307)	0	(52)	(1,229)	0	(1,588)
Recoveries	33	3	0	24	6	66

Ending balance	$1,093	$308	$1,400	$197	$77	$3,075

	At June 30, 2012
	Residential	Multi-Family	Commercial	Land
	Real	Real	Real	and
	Estate	Estate	Estate	Construction	Commercial	Consumer	Total
Individually evaluated for impairment:
Recorded investment	$7,814	$0	$14,365	$2,489	$0	$0	$24,668
Balance in allowance for loan losses	$0	$0	$0	$0	$0	$0	$0

Collectively evaluated for impairment:
Recorded investment	$24,007	$4,316	$25,440	$6,446	$3,673	$124	$64,006
Balance in allowance for loan losses	$703	$245	$799	$215	$115	$25	$2,102

	At December 31, 2011
	Residential	Multi-Family	Commercial	Land
	Real	Real	Real	and
	Estate	Estate	Estate	Construction	Consumer	Total
Individually evaluated for impairment:
Recorded investment	$7,919	$0	$16,716	$7,241	$68	$31,944
Balance in allowance for loan losses	$0	$0	$11	$0	$0	$11

Collectively evaluated for impairment:
Recorded investment	$23,223	$4,109	$27,596	$4,542	$107	$59,577
Balance in allowance for loan losses	$566	$247	$1,323	$187	$15	$2,338

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. The Company has divided the loan portfolio into six portfolio segments, each with different risk characteristics and methodologies for assessing risk. The portfolio segments identified by the Company are as follows:

Real Estate Mortgage Loans. Real estate mortgage loans are typically segmented into four categories: Residential real estate, Multi-family real estate, Commercial real estate, and Land and Construction. Residential real estate loans are underwritten in accordance with policies set forth and approved by the Board of Directors (the “Board”), including repayment capacity and source, value of the underlying property, credit history and stability. Multi-family real estate and commercial real estate loans are secured by the subject property and are underwritten based upon standards set forth in the policies approved by the Company’s Board. Such standards include, among other factors, loan to value limits, cash flow coverage and general creditworthiness of the obligors. Land and construction loans to borrowers are to finance the construction of owner occupied and leased properties. These loans are categorized as construction loans during the construction period, later converting to commercial or residential real estate loans after the construction is complete and amortization of the loan begins. Real estate development and construction loans are approved based on an analysis of the borrower and guarantor, the viability of the project and on an acceptable percentage of the appraised value of the property securing the loan. Real estate development and construction loan funds are disbursed periodically based on the percentage of construction completed. The Company carefully monitors these loans with on-site inspections and requires the receipt of lien waivers on funds advanced. Development and construction loans are typically secured by the properties under development or construction, and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely on the value of the underlying property, the Company considers the market conditions and feasibility of proposed projects, the financial condition and reputation of the borrower and guarantors, the amount of the borrower’s equity in the project, independent appraisals, costs estimates and pre-construction sale information. The Company also makes loans on occasion for the purchase of land for future development by the borrower. Land loans are extended for the future development for either commercial or residential use by the borrower. The Company carefully analyzes the intended use of the property and the viability thereof.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued.

Commercial Loans. Commercial loans are primarily underwritten on the basis of the borrowers’ ability to service such debt from income. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. As a general practice, the Company takes as collateral a security interest in any available real estate, equipment, or other chattel, although loans may also be made on an unsecured basis. Collateralized working capital loans typically are secured by short-term assets whereas long-term loans are primarily secured by long-term assets. These loans are also affected by adverse economic conditions should they prevail within the Company’s local market.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. The following summarizes the loan credit quality (in thousands):

		OLEM
		(Other Loans
		Especially
	Pass	Mentioned)	Substandard	Doubtful	Loss	Total
At June 30, 2012:
Residential real estate:
Closed-end first mortgages	$20,871	$2,919	$4,895	$0	$0	$28,685
Closed-end second mortgages	3,136	0	0	0	0	3,136

Total residential real estate	24,007	2,919	4,895	0	0	31,821

Multi-family real estate	4,316	0	0	0	0	4,316

Commercial real estate:
Owner-occupied	10,011	1,992	78	0	0	12,081
Non-owner-occupied	12,303	1,133	14,288	0	0	27,724

Total commercial real estate	22,314	3,125	14,366	0	0	39,805

Land and construction	6,397	49	2,489	0	0	8,935

Commercial	3,673	0	0	0	0	3,673

Consumer	57	67	0	0	0	124

Total	$60,764	$6,160	$21,750	$0	$0	$88,674

At December 31, 2011:
Residential real estate:
Closed-end first mortgages	$18,588	$3,686	$5,001	$0	$0	$27,275
Closed-end second mortgages	3,159	0	0	0	0	3,159

Total residential real estate	21,747	3,686	5,001	0	0	30,434

Multi-family real estate	4,109	0	0	0	0	4,109

Commercial real estate:
Owner-occupied	10,132	2,012	369	0	0	12,513
Non-owner-occupied	10,822	2,764	15,208	0	0	28,794

Total commercial real estate	20,954	4,776	15,577	0	0	41,307

Land and construction	4,493	49	7,241	0	0	11,783

Commercial	3,713	0	0	0	0	3,713

Consumer	107	68	0	0	0	175

Total	$55,123	$8,579	$27,819	$0	$0	$91,521

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. Internally assigned loan grades are defined as follows:

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At June 30, 2012:
Residential real estate:
Closed-end first mortgages	$0	$0	$0	$0	$23,789	$4,896	$28,685
Closed-end second mortgages	0	0	0	0	3,136	0	3,136

Subtotal	0	0	0	0	26,925	4,896	31,821

Multi-family real estate	0	0	0	0	4,316	0	4,316

Commercial real estate:
Owner-occupied	1,241	0	0	1,241	10,763	78	12,082
Non-owner-occupied	0	0	0	0	13,436	14,287	27,723

Subtotal	1,241	0	0	1,241	24,199	14,365	39,805

Land and construction	0	0	0	0	6,446	2,489	8,935
Commercial	0	0	0	0	3,673	0	3,673
Consumer	0	0	0	0	124	0	124

Total	$1,241	$0	$0	$1,241	$65,683	$21,750	$88,674

At December 31, 2011:
Residential real estate:
Closed-end first mortgages	$0	$768	$0	$768	$21,506	$5,001	$27,275
Closed-end second mortgages	0	0	0	0	3,159	0	3,159

Subtotal	0	768	0	768	24,665	5,001	30,434

Multi-family real estate	0	0	0	0	4,109	0	4,109

Commercial real estate:
Owner-occupied	0	0	0	0	12,144	369	12,513
Non-owner-occupied	0	0	0	0	13,586	15,208	28,794

Subtotal	0	0	0	0	25,730	15,577	41,307

Land and construction	0	0	0	0	4,542	7,241	11,783
Commercial	0	0	0	0	3,713	0	3,713
Consumer	0	0	0	0	175	0	175

Total	$0	$768	$0	$768	$62,934	$27,819	$91,521

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. The following summarizes the amount of impaired loans (in thousands):

	At June 30, 2012			At December 31, 2011
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Residential real estate-
Closed-end first mortgages	$7,814	$8,506	$0	$7,919	$8,465	$0
Commercial real estate:
Owner-occupied	78	78	0	369	376	0
Non-owner-occupied	14,287	16,816	0	15,208	17,584	0
Land and construction	2,489	5,482	0	7,241	11,652	0
Consumer	0	0	0	68	68	0

With an allowance recorded:
Commercial real estate-
Non-owner-occupied	0	0	0	1,139	1,139	11

Total:
Residential real estate-
Closed-end first mortgages	$7,814	$8,506	$0	$7,919	$8,465	$0
Commercial real estate:
Owner-occupied	$78	$78	$0	$369	$376	$0
Non-owner-occupied	$14,287	$16,816	$0	$16,347	$18,723	$11
Land and construction	$2,489	$5,482	$0	$7,241	$11,652	$0
Consumer	$0	$0	$0	$68	$68	$0

Total	$24,668	$30,882	$0	$31,944	$39,284	$11

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Three Months Ended June 30,
	2012			2011
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received
Residential real estate-
Closed-end first mortgages	$7,870	$52	$84	$11,831	$5	$10
Multi-family real estate	$0	$0	$0	$0	$0	$0
Commercial real estate:
Owner-occupied	$85	$0	$0	$355	$0	$0
Non-owner-occupied	$14,681	$0	$59	$19,171	$32	$94
Land and construction	$4,574	$0	$14	$7,834	$0	$36
Consumer	$0	$0	$0	$223	$1	$1

Total	$27,210	$52	$157	$39,414	$38	$141

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued.

	Six Months Ended June 30,
	2012			2011
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received
Residential real estate-
Closed-end first mortgages	$7,941	$104	$152	$12,005	$56	$88
Multi-family real estate	$0	$0	$0	$0	$0	$0
Commercial real estate:
Owner-occupied	$227	$0	$0	$552	$0	$1
Non-owner-occupied	$14,925	$0	$110	$19,317	$85	$211
Land and construction	$5,848	$0	$4	$8,191	$21	$91
Consumer	$0	$0	$0	$228	$4	$4

Total	$28,941	$104	$306	$40,293	$166	$395

No loans have been determined to be restructured as troubled debt restructurings (“TDR’s”) during the six months ended June 30, 2012 and 2011. In addition there were no defaults of TDR’s during the six months ended June 30, 2011 or 2012.

(4)	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2012 of the regulatory capital requirements and the Bank’s capital on a percentage basis:

		Regulatory
	Bank	Requirement

Tier I capital to total average assets	8.63%	8.00%

Tier I capital to risk-weighted assets	11.92%	4.00%

Total capital to risk-weighted assets	13.18%	12.00%

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Loss Per Share. Basic loss per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Basic and diluted loss per share is the same due to the net loss incurred by the Company. Loss per common share has been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted-average number of common shares outstanding used to calculate basic and diluted loss per common share	26,735,541	819,358	24,622,418	819,358

(6)	Stock-Based Compensation. On December 27, 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan (“2011 Plan”). A total of 2,200,000 shares of common stock are available to be issued under the 2011 Plan. Options, restricted stock, performance share awards and bonus share awards in lieu of obligations may be issued under the 2011 Plan. Both incentive stock options and nonqualified stock options can be granted under the 2011 Plan. The exercise price of the stock options cannot be less than the fair market value of the common stock on the date of grant. Effective January 1, 2012, the Company adopted a Non- Employee Director Compensation Plan under which bonus shares issuable under the 2011 Plan may be issued as compensation to outside directors. During the six months ended June 30, 2012, 22,386 shares of stock valued at approximately $25,000 have been issued under the 2011 Plan and Non-Employee Director Compensation Plan as compensation to outside directors.

The Company’s prior stock option plan terminated on February 27, 2011. At June 30, 2012, no options were available for grant under this plan. Options must be exercised within ten years of the date of grant.

A summary of the activity in the prior plan is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2011	50,900	$34.31
Options forfeited	(11,392)	32.97

Outstanding and exercisable at June 30, 2012	39,508	$34.70	2.6 years	$0

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(7)	Fair Value Measurements. Securities available for sale measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
	Fair	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2012-
Mortgage-backed securities	$25,004	$0	$25,004	$0

As of December 31, 2011-
Mortgage-backed securities	$28,907	$0	$28,907	$0

There were no transfers of securities between levels of inputs for the six months ended June 30, 2012.

Impaired collateral-dependent loans are carried at fair value when the current collateral value less estimated selling costs is lower than the carrying value of the loan. Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis are as follows (in thousands):

						Losses
						Recorded in
						Operations
						For the Six
	At June 30, 2012					Months Ended
	Fair				Total	June 30,
	Value	Level 1	Level 2	Level 3	Losses	2012
Residential real estate-
Closed-end first mortgages	$1,476	$0	$0	$1,476	$692	$147
Commercial real estate:
Non-owner-occupied	9,429	0	0	9,429	2,138	175
Land and construction	2,489	0	0	2,489	442	335

	$13,394	$0	$0	$13,394	$3,272	$657

						Losses
						Recorded in
						Operations
						For the
	At December 31, 2011					Year Ended
	Fair				Total	December 31,
	Value	Level 1	Level 2	Level 3	Losses	2011
Residential real estate-
Closed-end first mortgages	$1,591	$0	$0	$1,591	$545	$308
Commercial real estate:
Owner-occupied	291	0	0	291	8	8
Non-owner-occupied	6,540	0	0	6,540	2,652	150
Land and construction	6,793	0	0	6,793	1,511	834

	$15,215	$0	$0	$15,215	$4,716	$1,300

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(7)	Fair Value Measurements, Continued. Foreclosed real estate is recorded at fair value less estimated costs to sell. Foreclosed real estate which is measured at fair value on a nonrecurring basis is as follows (in thousands):

						Losses
						Recorded
	Fair				Total	During the
	Value	Level 1	Level 2	Level 3	Losses	Period

At June 30, 2012	$9,088	$0	$0	$9,088	$817	$45

At December 31, 2011	$7,646	$0	$0	$7,646	$772	$772

The estimated fair values and fair value measurement method with respect to the Company’s financial instruments were as follows (in thousands):

	At June 30, 2012			At December 31, 2011
	Carrying	Fair		Carrying	Fair
	Amount	Value	Level	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$28,053	$28,053	3	$22,776	$22,776	3
Securities available for sale	25,004	25,004	2	28,907	28,907	2
Loans	86,641	85,978	89,217	89,069	3
Federal Home Loan Bank stock	1,770	1,770	3	2,159	2,159	3
Accrued interest receivable	484	484	3	499	499	3

Financial liabilities:
Deposit liabilities	106,664	106,986	3	107,895	108,461	3
Federal Home Loan Bank advances	31,700	33,836	3	31,700	33,920	3
Junior subordinated debenture	5,155	4,836	3	5,155	4,734	3
Off-balance sheet financial instruments	0	0	3	0	0	3

Discussion regarding the assumptions used to compute the estimated fair values of financial instruments can be found in Note 1 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

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

The Consent Order contains the following principal requirements:

•	The Board of the Bank is required to increase its participation in the affairs of the Bank and assume full responsibility for the approval of sound policies and objectives for the supervision of all of the Bank’s activities.
•	The Bank is required to have and retain qualified and appropriately experienced senior management, including a chief executive officer, a chief lending officer and a chief financial officer, who are given the authority to implement the provisions of the Consent Order.
•	Any proposed changes in the Bank’s Board of Directors or senior executive officers are subject to the prior consent of the FDIC and the OFR.
•	The Bank is required to maintain both a fully funded allowance for loan and lease losses satisfactory to the FDIC and the OFR and a minimum Tier 1 leverage capital ratio of 8% and a total risk-based capital ratio of 12% for as long as the Consent Order remains in effect.
•	The Bank must undertake over a two-year period a scheduled reduction of the balance of loans classified “substandard” and “doubtful” in its 2009 FDIC examination by at least 75%.
•	The Bank is required to reduce the volume of its adversely classified private label mortgage backed securities under a plan acceptable to the FDIC and OFR.
•	The Bank must submit to the FDIC and the OFR for their review and comment a written business/strategic plan covering the overall operation of the Bank.
•	The Bank must implement a plan to improve earnings, addressing goals and strategies for improving and sustaining earnings, major areas for improvement in the Bank’s operating performance, realistic and comprehensive budgets and a budget review process.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(9)	Regulatory Matters – Bank, Continued.

•	The Bank is required to revise, implement and incorporate recommendations of the FDIC and OFR with respect to the following policies or plans:

o	Lending and Collection Policies
o	Investment Policy
o	Liquidity, Contingency Funding and Funds Management Plan
o	Interest Rate Risk Management Policy
o	Internal Loan Review and Grading System;
o	Internal Control Policy; and
o	A plan to reduce concentration in commercial real estate loans;

•	The Bank’s Board of Directors must review the adequacy of the allowance for loan and lease losses and establish a comprehensive policy satisfactory to the FDIC and OFR for determining such adequacy at least quarterly thereafter.
•	The Bank may not pay any dividends or bonuses without the prior approval of the FDIC.
•	The Bank may not accept, renew or rollover any brokered deposits except with the prior approval of the FDIC.
•	The Bank is required to notify the FDIC and OFR prior to undertaking asset growth of 10% or more per annum while the Consent Order remains in effect.
•	The Bank is required to file quarterly progress reports with the FDIC and the OFR.

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

(10)	Junior Subordinated Debenture. The terms of the debenture agreement allow the Company to defer payments of interest on the debenture by extending the interest payment period at any time during the term of the debenture for up to twenty consecution quarterly periods. The Company has elected its right to defer payment of interest on the debenture. Accrued and unpaid interest on the debenture totaled $406,491 at June 30, 2012.

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

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Capital Levels

At June 30, 2012, the Bank met or exceeded all of its regulatory capital requirements. The following table summarizes the capital measures of the Bank at June 30, 2012 and December 31, 2011:

			FDIC Guideline Requirements
	June 30, 2012	December 31, 2011	Adequately- Capitalized	Well- Capitalized	Consent Order

Tier I risk-based capital ratio	11.92%	11.22%	4.00%	6.00%	*

Total risk-based capital ratio	13.18%	12.48%	8.00%	10.00%	12.00%

Leverage ratio	8.63%	7.76%	4.00%	5.00%	8.00%

*No additional requirement is established by the Consent Order

Financial Condition at June 30, 2012 and December 31, 2011

Overview

Our total assets declined by $.3 million to $154.1 million at June 30, 2012, from $154.5 million at December 31, 2011, due to a $3.9 million reduction in securities primarily as a result of repayments and a $2.6 million reduction in net loans primarily as a result of loan payoffs and transfers to foreclosed real estate, partially offset by a $5.3 million increase in cash and cash equivalents. Deposits decreased by $1.2 million to $106.7 million at June 30, 2012, from $107.9 million at December 31, 2011, primarily due to a reduction in time deposits. Total stockholders' equity increased by $0.9 million to $7.7 million at June 30, 2012 from $6.8 million at December 31, 2011, due to the receipt of $1.8 million in proceeds from the sale of common stock and a $0.4 million decrease in accumulated other comprehensive loss from a reduction of unrealized losses on securities available for sale, partially offset by a $1.4 million net loss for the six month period ended June 30, 2012.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

The following table shows selected information for the periods ended or at the dates indicated:

	Six Months		Six Months
	Ended	Year Ended	Ended
	June 30,	December 31,	June 30,
	2012	2011	2011

Average equity as a percentage of average assets	4.89%	1.04%	0.64%

Equity to total assets at end of period	4.98%	4.39%	(.66)%

Return on average assets (1)	(1.77)%	(2.11)%	(3.36)%

Return on average equity (1)	(36.23)%	(203.97)%	(526.43)%

Noninterest expenses to average assets (1)	3.40%	4.08%	4.49%

(1) Annualized for the six months ended June 30, 2012 and 2011.

Despite the slowing decline of real estate values in South Florida, we continue to experience the adverse effects of the prolonged real estate devaluation resulting in significant levels of non-performing loans, foreclosed real estate and loan charge-offs. Management, however, is committed to minimizing further losses in the loan portfolio and reducing our nonperforming assets.

Liquidity and Sources of Funds

The Bank's sources of funds include customer deposits, advances from the Federal Home Loan Bank of Atlanta ("FHLB"), principal repayments and sales of investment securities, loan repayments, foreclosed real estate sales, the use of Federal Funds markets, net income, if any, and loans taken out at the Reserve Bank discount window.

Deposits are our primary source of funds. Under the Consent Order, the interest rates that we pay on our market area deposits and our ability to accept brokered deposits is restricted. The restriction on brokered deposits is not expected to alter the Bank’s current deposit gathering activities since the Bank has not accepted, renewed or rolled over any brokered deposits since December 2009. With respect to the yield limitations, it is possible that the Bank could experience a decrease in deposit inflows, or the migration of current deposits to competitor institutions, if other institutions offer higher interest rates than those permitted to be offered by the Bank. Despite these yield limitations, we believe that we have the ability to adjust rates on our deposits to attract or retain deposits as needed.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

In addition to obtaining funds from depositors, we may borrow funds from other financial institutions. At June 30, 2012, the Bank had outstanding borrowings of $31.7 million, against its $31.7 million in established borrowing capacity with the FHLB. The Bank’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. In 2010, the Bank obtained an available discount window credit line with the Reserve Bank, currently $1.1 million. The Reserve Bank line is subject to collateral requirements and must be repaid within 90 days; each advance is subject to prior Reserve Bank consent. We measure and monitor our liquidity daily and believe our liquidity sources are adequate to meet our operating needs.

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

The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. As of June 30, 2012, the Company had no commitments to extend credit.

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

	Three Months Ended June 30,
	2012			2011
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
			($ in thousands)
Interest-earning assets:
Loans	$89,078	$982	4.41%	$108,219	$1,197	4.42%
Securities	26,563	276	4.16	51,142	500	3.91
Other (1)	27,181	22	0.32	15,796	14	0.35

Total interest-earning assets/interest income	142,822	1,280	3.58	175,157	1,711	3.91

Cash and due from banks	1,962			440
Premise and equipment	2,688			2,758
Other	6,702			4,446

Total assets	$154,174			$182,801

Interest-bearing liabilities:
Savings, NOW and money-market deposits	35,339	57	0.65	36,187	76	0.84
Time deposits	70,765	228	1.29	105,974	422	1.59
Borrowings (2)	36,855	388	4.21	36,855	384	4.17

Total interest-bearing liabilities/ interest expense	142,959	673	1.88	179,016	882	1.97

Noninterest-bearing demand deposits	571			513
Other liabilities	2,759			3,074
Stockholders' equity	7,885			198

Total liabilities and stockholders' equity	$154,174			$182,801

Net interest income		$607			$829

Interest-rate spread (3)			1.70%			1.94%

Net interest margin (4)			1.70%			1.89%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.00			0.98

(1)	Includes interest-earning deposits with banks, Federal funds sold, and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and junior subordinated debenture.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30,
	2012			2011
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
	($ in thousands)

Interest-earning assets:
Loans	$89,900	$1,977	4.40%	$110,062	$2,486	4.52%
Securities	27,465	574	4.18	51,824	1,029	3.97
Other (1)	24,709	38	0.31	16,325	29	0.36

Total interest-earning assets/interest income	142,074	2,589	3.64	178,211	3,544	3.98

Cash and due from banks	1,192			511
Premise and equipment	2,687			2,773
Other	6,531			4,895

Total assets	$152,484			$186,390

Interest-bearing liabilities:
Savings, NOW and money-market deposits	35,085	112	0.64	36,176	153	0.85
Time deposits	70,020	464	1.33	108,775	895	1.65
Borrowings (2)	36,855	777	4.22	36,855	765	4.15

Total interest-bearing liabilities/ interest expense	141,960	1,353	1.91	181,806	1,813	1.99

Noninterest-bearing demand deposits	558			497
Other liabilities	2,503			2,899
Stockholders’ equity	7,463			1,188

Total liabilities and stockholders’ equity	$152,484			$186,390

Net interest income		$1,236			$1,731

Interest-rate spread (3)			1.73%			1.99%

Net interest margin (4)			1.74%			1.94%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.00			0.98

(1)	Includes interest-earning deposits with banks, Federal funds sold, and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and junior subordinated debenture.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Comparison of the Three-Month Periods Ended June 30, 2012 and 2011

General. Net loss for the three months ended June 30, 2012, was $0.8 million or $(.03) per basic and diluted share compared to a net loss of $2.0 million or $(2.40) per basic and diluted share for the period ended June 30, 2011. This decrease in net loss was partially due to a $0.3 million reduction in provision for loan losses and a $0.7 million decrease in noninterest expenses partially offset by a $0.4 million decrease in interest income.

Interest Income. Interest income decreased to $1.3 million for the three months ended June 30, 2012 from $1.7 million for the three months ended June 30, 2011. Interest income on loans decreased $0.2 million due primarily to a decrease in the average loan portfolio balance for the three months ended June 30, 2012 compared to the same period in 2011.

Interest Expense. Interest expense decreased to $0.7 million for the three months ended June 30, 2012 from $0.9 million for the three months ended June 30, 2011. Interest expense decreased primarily due to a decrease in the average balance in time deposits and the average yield paid on all deposits during 2012.

Provision for Loan Losses. The provision for the three months ended June 30, 2012, was $0.2 million compared to $0.9 million for the same period in 2011. The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio at June 30, 2012. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $2.1 million or 2.37% of loans outstanding at June 30, 2012, compared to $2.3 million, or 2.57% of loans outstanding at December 31, 2011. Management believes the balance in the allowance for loan losses at June 30, 2012 is adequate.

Noninterest Income. Total noninterest income remained unchanged at $0.2 million for the three months ended June 30, 2012, compared to the three months ended June 30, 2011.

Noninterest Expenses. Total noninterest expenses decreased to $1.4 million for the three months ended June 30, 2012 compared to $2.1 million for the three months ended June 30, 2011, primarily due to a decrease in expenses related to foreclosed real estate and professional fees.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Comparison of the Six-Month Periods Ended June 30, 2012 and 2011

General. Net loss for the six months ended June 30, 2012, was $1.4 million or $(.05) per basic and diluted share compared to a net loss of $3.1 million or $(3.82) per basic and diluted share for the period ended June 30, 2011. The decrease in the Company’s net loss was primarily due to a $1.6 million decrease in noninterest expense and a $0.7 million decrease in provision for loan losses, partially offset by a $1.0 million decrease in total interest income.

Interest Income. Interest income decreased to $2.6 million for the six months ended June 30, 2012 from $3.5 million for the six months ended June 30, 2011. Interest income on loans decreased $0.5 million due primarily to a decrease in the average loan portfolio balance for the six months ended June 30, 2012 compared to the same period in 2011. Interest on securities decreased by $0.5 million to $0.6 million due primarily to a decrease in the average balance of the securities portfolio.

Interest Expense. Interest expense on deposits decreased to $0.5 million for the six months ended June 30, 2012 from $1.0 million for the six months ended June 30, 2011. Interest expense decreased primarily due to a decrease in the average balance in time deposits and the average yield paid on all deposits during 2012.

Provision for Loan Losses. The provision for the six months ended June 30, 2012, was $0.2 million compared to $0.9 million for the same period in 2011. The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio at June 30, 2012. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $2.1 million or 2.42% of loans outstanding at June 30, 2012, compared to $2.3 million, or 2.63% of loans outstanding at December 31, 2011. Management believes the balance in the allowance for loan losses at June 30, 2012 is adequate.

Noninterest Income. Total noninterest income remained unchanged at $0.2 million for the six months ended June 30, 2012, compared to the six months ended June 30, 2011.

Noninterest Expenses. Total noninterest expenses decreased to $2.6 million for the six months ended June 30, 2012 compared to $4.2 million for the six months ended June 30, 2011, primarily due to a decrease in professional fees and expenses related to foreclosed real estate.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Private Sale to Accredited Investor

On May 22, 2012, the Company closed the sale of 312,500 shares of its common stock at a price of $.40 per share to an individual accredited investor. The shares sold were not registered under the Securities Act of 1933 (the "Securities Act"), in reliance on the exemption provided by Section 4(2) thereof as a transaction by an issuer not involving a public offering.

Non-Employee Director Share Issuances

On June 30, 2012, the Company issued an aggregate of 18,597 shares of its common stock to the Company's non-employee directors under the Company's 2011 Equity Incentive Plan and the Company's Non-Employee Director Compensation Plan (the "Director Compensation Plan") for attendance fees at Company board meetings during the second quarter of 2012. Under the Director Compensation Plan, which became effective on January 1, 2012, fees for attendance at board and committee meetings are payable 75% in shares of common stock and 25% in cash on a quarterly basis. The shares were issued at the price of $0.64, the fair market value of the shares on the date of issuance. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 6. Exhibits

The exhibits contained in the Exhibit Index following the signature page are filed with or incorporated by reference into this report.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date: August 14, 2012	By:	/s/ Richard L. Browdy
Richard L. Browdy
President and Chief Financial Officer
(Principal Executive Officer and Principal
Financial Officer)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference from Annual Report on Form 10-K filed with the SEC on March 30, 2012)

4.1	Bylaws (incorporated by reference from Current Report on Form 8-K filed with the SEC on May 11, 2004)

4.2	Form of stock certificate (incorporated by reference from Quarterly Report on Form 10-QSB filed with the SEC on August 12, 2004)

4.3	Form of Registration Rights Agreement between OptimumBank Holdings, Inc. and Investors (incorporated by reference from Current Report on Form 8-K filed with the SEC on October 31, 2011)

4.4	The Company has outstanding certain long-term debt. None of such debt exceeds ten percent of the Company’s total assets; therefore, copies of the constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the SEC upon request.

10.1	OptimumBank Holdings, Inc. Non-Employee Director Compensation Plan (incorporated by reference from Annual Report on Form 10-K filed with the SEC on March 30, 2012)

10.2	Amended and Restated Stock Purchase Agreement, dated as of December 5 2011, between OptimumBank Holdings, Inc. and Moishe Gubin (incorporated by reference from Annual Report on Form 10-K filed with the SEC on March 30, 2012)

10.3	First Amendment dated June 29, 2012 to Amended and Restated Stock Purchase Agreement between OptimumBank Holdings, Inc. and Moishe Gubin dated December 5, 2011 (incorporated by reference from Current Report on Form 8-K filed with the SEC on July 6, 2012)

31.1	Certification of Principal Executive and Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Principal Executive and Principal Financial Officer under 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

