Form 10-Q
period 2012-09-30
OptimumBank Holdings, Inc.
filed 2012-11-14
CIK 1288855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
or

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,900,833 shares of Common Stock, $.01 par value, issued and outstanding as of November 13, 2012

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
Assets	2012	2011
	(Unaudited)

Cash and due from banks	$1,959	$1,101
Interest-bearing deposits with banks	3,688	5,123
Federal funds sold	21,720	16,552

Total cash and cash equivalents	27,367	22,776

Securities available for sale	21,588	28,907
Loans, net of allowance for loan losses of $1,936 and $2,349	85,451	89,217
Federal Home Loan Bank stock	1,478	2,159
Premises and equipment, net	2,859	2,691
Foreclosed real estate, net	10,444	7,646
Accrued interest receivable	477	499
Other assets	330	577

Total assets	$149,994	$154,472

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	1,309	515
Savings, NOW and money-market deposits	34,573	35,538
Time deposits	69,644	71,842

Total deposits	105,526	107,895

Federal Home Loan Bank advances	27,700	31,700
Junior subordinated debenture	5,155	5,155
Advanced payment by borrowers for taxes and insurance	1,029	567
Official checks	320	1,113
Other liabilities	1,397	1,256

Total liabilities	141,127	147,686

Stockholders’ equity:
Preferred stock, no par value; 6,000,000 shares authorized, no shares issued or outstanding	0	0
Common stock, $.01 par value; 50,000,000 shares authorized, 30,900,833 and 22,411,108 shares issued and outstanding in 2012 and 2011	309	224
Additional paid-in capital	30,823	27,491
Accumulated deficit	(22,368)	(19,991)
Accumulated other comprehensive income (loss)	103	(938)

Total stockholders’ equity	8,867	6,786

Total liabilities and stockholders’ equity	$149,994	$154,472

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income:
Loans	$1,025	$1,121	$3,002	$3,607
Securities	245	378	819	1,407
Other	22	17	60	46

Total interest income	1,292	1,516	3,881	5,060

Interest expense:
Deposits	272	441	848	1,489
Borrowings	359	389	1,136	1,153

Total interest expense	631	830	1,984	2,642

Net interest income	661	686	1,897	2,418

Provision (credit) for loan losses	197	(243)	378	652

Net interest income after provision (credit) for loan losses	464	929	1,519	1,766

Noninterest income:
Service charges and fees	9	9	19	26
Gain on sale of securities	0	0	0	153
Other	1	1	179	53

Total noninterest income	10	10	198	232

Noninterest expenses:
Salaries and employee benefits	465	444	1,301	1,380
Occupancy and equipment	133	132	376	399
Data processing	47	45	161	147
Professional fees	283	417	810	1,267
Insurance	68	99	208	326
Foreclosed real estate	192	81	329	1,063
Regulatory assessment	92	163	215	545
Other	118	121	490	561

Total noninterest expenses	1,398	1,502	3,890	5,688

Other-than-temporary impairment on securities:
Total other-than-temporary impairment losses	101	0	204	0
Portion of losses recognized in other comprehensive income	0	0	0	0

Net impairment loss	101	0	204	0

Net loss	$(1,025)	$(563)	$(2,377)	$(3,690)

Net loss per share:
Basic	$(.04)	$(.69)	$(.09)	$(4.50)

Diluted	$(.04)	$(.69)	$(.09)	$(4.50)

Dividends per share	$0	$0	$0	$0

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net loss	$(1,025)	$(563)	$(2,377)	$(3,690)

Other comprehensive loss-
Unrealized gains (loss) on securities available for sale-
Unrealized holding gains (losses) arising during period	603	21	1,041	(854)

Comprehensive loss	$(422)	$(542)	$(1,336)	$(4,544)

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

Nine Months Ended September 30, 2012 and 2011
(Dollars in thousands)

					Accumulated
					Other	Total
			Additional		Compre-	Stockholders’
	Common Stock		Paid-In	Accumulated	hensive	Equity
	Shares	Amount	Capital	Deficit	Loss	(Deficit)

Balance at December 31, 2010	819,358	$8	19,071	(16,244)	0	2,835

Net loss for the nine months ended September 30, 2011 (unaudited)	0	0	0	(3,690)	0	(3,690)

Net change in unrealized loss on securities available for sale (unaudited)	0	0	0	0	(854)	(854)

Balance at September 30, 2011 (unaudited)	819,358	$8	19,071	(19,934)	(854)	(1,709)

Balance at December 31, 2011	22,411,108	$224	27,491	(19,991)	(938)	6,786

Proceeds from sale of common stock (unaudited)	8,447,500	85	3,290	0	0	3,375

Common stock issued as compensation to directors (unaudited)	42,225	0	42	0	0	42

Net loss for the nine months ended September 30, 2012 (unaudited)	0	0	0	(2,377)	0	(2,377)

Net change in unrealized loss on securities available for sale (unaudited)	0	0	0	0	1,041	1,041

Balance at September 30, 2012 (unaudited)	30,900,833	$309	30,823	(22,368)	103	8,867

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,377)	$(3,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	87	94
Provision for loan losses	378	652
Gain on sale of securities	0	(153)
Common stock issued as compensation to directors	42	0
Net amortization of fees, premiums and discounts	0	93
Decrease in other assets	247	373
Loss on sale of foreclosed real estate	28	186
Write-down of foreclosed real estate	70	704
Decrease in accrued interest receivable	22	101
Decrease in official checks and other liabilities	(652)	(79)
Other-than-temporary impairment of securities available for sale	204	0

Net cash used in operating activities	(1,951)	(1,719)

Cash flows from investing activities:
Purchases of securities held to maturity	0	(5,048)
Principal repayments and maturity of securities available for sale	8,156	7,688
Proceeds from sale of security available for sale	0	11,028
Net decrease in loans	232	8,492
Purchase of premises and equipment	(255)	(5)
Proceeds from sale of foreclosed real estate	317	3,703
Capital improvements on foreclosed real estate	(57)	0
Redemption of Federal Home Loan Bank stock	681	747

Net cash provided by investing activities	9,074	26,605

Cash flows from financing activities:
Net decrease in deposits	(2,369)	(19,014)
Increase in advance payments by borrowers for taxes and insurance	462	459
Repayment of Federal Home Loan Bank advances	(4,000)	0
Proceeds from sale of common stock	3,375	0

Net cash used in financing activities	(2,532)	(18,555)

Net increase in cash and cash equivalents	4,591	6,331

Cash and cash equivalents at beginning of the period	22,776	14,367

Cash and cash equivalents at end of the period	$27,367	$20,698

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued
(In thousands)

	Nine Months Ended September 30,
	2012	2011
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,898	$2,535

Income taxes	$0	$0

Noncash investing and financing activities:
Change in accumulated other comprehensive loss, net change in unrealized loss on security available for sale	$1,041	$21

Transfer of securities held to maturity to available for sale	$0	$50,534

Loans transferred to foreclosed real estate	$3,156	$8,596

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)
General.  OptimumBank Holdings, Inc. (the “Holding Company”) is a one-bank holding company and owns 100% of OptimumBank (the “Bank”), a state (Florida)-chartered commercial bank.  The Bank’s wholly-owned subsidiaries are OB Real Estate Management, LLC, OB Real Estate Holdings, LLC and OB Real Estate Holdings 1503, LLC, all of which were formed in 2009, OB Real Estate Holdings 1695, LLC, OB Real Estate Holdings 1669, LLC, OB Real Estate Holdings 1645, LLC, OB Real Estate Holdings 1620, LLC,  and OB Real Estate Holdings 1565, LLC, all formed in 2010, and OB Real Estate Holdings 1443, LLC, and OB Real Estate Holdings 1596, LLC, OB Real Estate Holdings 1636, LLC, and OB Real Estate Holdings Northwood, LLC, formed in 2011, OB Real Estate Holdings Sillato, LLC, OB Real Estate Holdings 1655, LLC, OB Real Estate Holdings 1704, LLC and OB Real Estate Holdings Rosemary, LLC, formed in 2012. The Holding Company’s only business is the operation of the Bank and its subsidiaries (collectively, the “Company”).  The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of community banking services to individual and corporate customers through its three banking offices located in Broward County, Florida.  OB Real Estate Management, LLC is primarily engaged in managing foreclosed real estate.  This subsidiary had no activity in 2012 and 2011.  All other subsidiaries are primarily engaged in holding and disposing of foreclosed real estate.

       In the opinion of the management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2012, and the results of operations for the three- and nine-month periods ended September 30, 2012 and 2011, and cash flows for the nine-months periods ended September 30, 2012 and 2011.  The results of operations for the three- and nine-months ended September 30, 2012, are not necessarily indicative of the results to be expected for the full year.

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

        Income Taxes. During the year ended December 31, 2009, the Company assessed its earnings history and trend over the past year and its estimate of future earnings, and determined that it is more likely than not that the deferred tax asset will not be realized in the near term.  Accordingly, a valuation allowance was recorded against the net deferred tax asset for the amount not expected to be realized in the future.  Based on the available evidence at September 30, 2012, the Company determined that it is still more likely than not that the deferred tax asset will not be realized in the near term.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

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

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities. Securities have been classified according to management’s intent. The carrying amount of securities and approximate fair values are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At September 30, 2012:
Securities Available for Sale-
Mortgage-backed securities	$21,485	$375	$(272)	$21,588

At December 31, 2011:
Securities Available for Sale-
Mortgage-backed securities	$29,845	$202	$(1,140)	$28,907

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

Securities with gross unrealized losses at September 30, 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Over Twelve Months
	Gross Unrealized Losses	Fair Value
Securities Available for Sale-
Mortgage-backed securities	$272	$5,132

 (continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

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

        In evaluating mortgage-backed securities with unrealized losses greater than twelve months, management utilizes various resources, including input from independent third party firms to perform an analysis of expected future cash flows. The process begins with an assessment of the underlying collateral backing the mortgage pools. Management develops specific assumptions using as much market data as possible and includes internal estimates as well as estimates published by rating agencies and other third-party sources. The data for the individual borrowers in the underlying mortgage pools are generally segregated by state, FICO score at issue, loan to value at issue and income documentation criteria. Mortgage pools are evaluated for current and expected levels of delinquencies and foreclosures, based on where they fall in the proscribed data set of FICO score, geographics, LTV and documentation type and a level of loss severity is assigned to each security based on its experience. The above-described historical data is used to develop current and expected measures of cumulative default rates as well as ultimate loss frequency and severity within the underlying mortgages. This reveals the expected future cash flows within the mortgage pool. The data described above is then input to an industry recognized model to assess the behavior of the particular security tranche owned by the Company. Significant inputs in this process include the structure of any subordination structures, if applicable, and are dictated by the structure of each particular security as laid out in the offering documents. The forecasted cash flows from the mortgage pools are input through the security structuring model to derive expected cash flows for the specific security owned by the Company to determine if the future cash flows are expected to exceed the book value of the security. The values for the significant inputs are updated on a regular basis.  During the three and nine months ended September 30, 2012, the Company recorded other-than-temporary impairment charges totaling $101,000 and $204,000, respectively.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)
Securities, Continued.  The unrealized losses on four investment securities were caused by market conditions.  It is expected that the securities would not be settled at a price less than the book value of the investments.  Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(3)	Loans. The segments of loans are as follows (in thousands):

	At September 30,	At December 31,
	2012	2011

Residential real estate	$32,430	$30,434
Multi-family real estate	4,182	4,109
Commercial real estate	39,221	41,307
Land and construction	7,323	11,783
Commercial	3,959	3,713
Consumer	123	175

Total loans	87,238	91,521

Add (deduct):
Net deferred loan fees, costs and premiums	149	45
Allowance for loan losses	(1,936)	(2,349)

Loans, net	$85,451	$89,217

An analysis of the change in the allowance for loan losses follows (in thousands):

	Residential	Multi-Family	Commercial	Land
	Real	Real	Real	and
	Estate	Estate	Estate	Construction	Commercial	Consumer	Total
Three Months Ended September 30, 2012:
Beginning balance	$703	$245	$799	$215	$115	$25	$2,102
Provision (credit) for loan losses	(231)	15	364	36	12	0	196
Charge-offs	0	(1)	(346)	(53)	0	0	(400)
Recoveries	17	0	0	17	0	4	38

Ending balance	$489	$259	$817	$215	$127	$29	$1,936

Nine Months Ended September 30, 2012:
Beginning balance	$549	$247	$1,190	$187	$161	$15	$2,349
Provision (credit) for loan losses	70	12	154	170	(33)	5	378
Charge-offs	(146)	0	(557)	(388)	(1)	0	(1,092)
Recoveries	16	0	30	246	0	9	301

Ending balance	$489	$259	$817	$215	$127	$29	$1,936

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued.

	Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Land and Construction	Consumer	Total
Three Months Ended September 30, 2011:
Beginning balance	$1,093	$308	$1,400	$197	$77	$3,075
Provision for loan losses	(644)	135	374	(117)	9	(243)
Charge-offs	0	0	(150)	0	0	(150)
Recoveries	328	2	0	121	4	455

Ending balance	$777	$445	$1,624	$201	$90	$3,137

Nine Months Ended September 30, 2011:
Beginning balance	$1,285	$282	$1,542	$514	$80	$3,703
Provision (credit) for loan losses	(562)	158	284	772	0	652
Charge-offs	(308)	0	(202)	(1,230)	0	(1,740)
Recoveries	362	5	0	145	10	522

Ending balance	$777	$445	$1,624	$201	$90	$3,137

	At September 30, 2012
	Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Total

Individually evaluated for impairment:
Recorded investment	$7,628	$0	$13,933	$905	$0	$0	$22,466
Balance in allowance for loan losses	$0	$0	$0	$0	$0	$0	$0

Collectively evaluated for impairment:
Recorded investment	$24,802	$4,182	$25,288	$6,418	$3,959	$123	$64,772
Balance in allowance for loan losses	$489	$259	$817	$215	$127	$29	$1,936

	At December 31, 2011
	Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Land and Construction	Consumer	Total

Individually evaluated for impairment:
Recorded investment	$7,919	$0	$16,716	$7,241	$68	$31,944
Balance in allowance for loan losses	$0	$0	$11	$0	$0	$11

Collectively evaluated for impairment:
Recorded investment	$23,223	$4,109	$27,596	$4,542	$107	$59,577
Balance in allowance for loan losses	$566	$247	$1,323	$187	$15	$2,338

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. The following summarizes the loan credit quality (in thousands):

		OLEM
		(Other Loans
		Especially
	Pass	Mentioned)	Substandard	Doubtful	Loss	Total
At September 30, 2012:
Residential real estate:
Closed-end first mortgages	$21,678	$2,919	$4,709	$0	$0	$29,306
Closed-end second mortgages	3,124	0	0	0	0	3,124

Total residential real estate	24,802	2,919	4,709	0	0	32,430

Multi-family real estate	4,182	0	0	0	0	4,182

Commercial real estate:
Owner-occupied	9,949	1,979	78	0	0	12,006
Non-owner-occupied	12,235	1,125	13,855	0	0	27,215

Total commercial real estate	22,184	3,104	13,933	0	0	39,221

Land and construction	6,369	49	905	0	0	7,323

Commercial	3,959	0	0	0	0	3,959

Consumer	123	0	0	0	0	123

Total	$61,619	$6,072	$19,547	$0	$0	$87,238

At December 31, 2011:
Residential real estate:
Closed-end first mortgages	$18,588	$3,686	$5,001	$0	$0	$27,275
Closed-end second mortgages	3,159	0	0	0	0	3,159

Total residential real estate	21,747	3,686	5,001	0	0	30,434

Multi-family real estate	4,109	0	0	0	0	4,109

Commercial real estate:
Owner-occupied	10,132	2,012	369	0	0	12,513
Non-owner-occupied	10,822	2,764	15,208	0	0	28,794

Total commercial real estate	20,954	4,776	15,577	0	0	41,307

Land and construction	4,493	49	7,241	0	0	11,783

Commercial	3,713	0	0	0	0	3,713

Consumer	107	68	0	0	0	175

Total	$55,123	$8,579	$27,819	$0	$0	$91,521

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. Internally assigned loan grades are defined as follows:

Pass – a Pass loan's primary source of loan repayment is satisfactory, with secondary sources very likely to be realized if necessary.  These are loans that conform in all aspects to bank policy and regulatory requirements, and no repayment risk has been identified.

OLEM (Other Loans Especially Mentioned) – an Other Loan Especially Mentioned has potential weaknesses that deserve management's close attention.  If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or the Company's credit position at some future date.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
			Greater
	30-59	60-89	Than 90	Total
	Days	Days	Days	Past		Nonaccrual	Total
	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At September 30, 2012:
Residential real estate:
Closed-end first mortgages	$0	$0	$0	$0	$24,597	$4,709	$29,306
Closed-end second mortgages	0	0	0	0	3,124	0	3,124

Subtotal	0	0	0	0	27,721	4,709	32,430

Multi-family real estate	0	0	0	0	4,182	0	4,182

Commercial real estate:
Owner-occupied	0	0	0	0	11,928	78	12,006
Non-owner-occupied	0	0	0	0	13,360	13,855	27,215

Subtotal	0	0	0	0	25,288	13,933	39,221

Land and construction	0	0	0	0	6,418	905	7,323
Commercial	701	0	0	701	3,258	0	3,959
Consumer	0	0	0	0	123	0	123

Total	$701	$0	$0	$701	$66,990	$19,547	$87,238

At December 31, 2011:
Residential real estate:
Closed-end first mortgages	$0	$768	$0	$768	$21,506	$5,001	$27,275
Closed-end second mortgages	0	0	0	0	3,159	0	3,159

Subtotal	0	768	0	768	24,665	5,001	30,434

Multi-family real estate	0	0	0	0	4,109	0	4,109

Commercial real estate:
Owner-occupied	0	0	0	0	12,144	369	12,513
Non-owner-occupied	0	0	0	0	13,586	15,208	28,794

Subtotal	0	0	0	0	25,730	15,577	41,307

Land and construction	0	0	0	0	4,542	7,241	11,783
Commercial	0	0	0	0	3,713	0	3,713
Consumer	0	0	0	0	175	0	175

Total	$0	$768	$0	$768	$62,934	$27,819	$91,521

 (continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. The following summarizes the amount of impaired loans (in thousands):

	At September 30, 2012			At December 31, 2011
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Residential real estate-
Closed-end first mortgages	$7,628	$8,079	$0	$7,919	$8,465	$0
Commercial real estate:
Owner-occupied	78	78	0	369	376	0
Non-owner-occupied	13,855	16,730	0	15,208	17,584	0
Land and construction	905	2,429	0	7,241	11,652	0
Consumer	0	0	0	68	68	0

With an allowance recorded:
Commercial real estate-
Non-owner-occupied	0	0	0	1,139	1,139	11

Total:
Residential real estate-
Closed-end first mortgages	$7,628	$8,079	$0	$7,919	$8,465	$0
Commercial real estate:
Owner-occupied	$78	$78	$0	$369	$376	$0
Non-owner-occupied	$13,855	$16,730	$0	$16,347	$18,723	$11
Land and construction	$905	$2,429	$0	$7,241	$11,652	$0
Consumer	$0	$0	$0	$68	$68	$0

Total	$22,466	$27,316	$0	$31,944	$39,284	$11

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Three Months Ended September 30,
	2012			2011
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received
Residential real estate-
Closed-end first mortgages	$7,688	$52	$102	$11,080	$66	$71
Multi-family real estate	$0	$0	$0	$0	$0	$0
Commercial real estate:
Owner-occupied	$78	$0	$0	$296	$0	$0
Non-owner-occupied	$14,199	$0	$63	$18,404	$10	$92
Land and construction	$2,372	$0	$25	$6,746	$0	$28
Consumer-
Non-real estate secured	$0	$0	$0	$216	$1	$1

Total	$24,337	$52	$190	$36,742	$77	$192

 (continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued.

	Nine Months Ended September 30,
	2012			2011
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received
Residential real estate-
Closed-end first mortgages	$7,863	$156	$254	$11,686	$174	$211
Multi-family real estate	$0	$0	$0	$0	$0	$0
Commercial real estate:
Owner-occupied	$177	$0	$0	$466	$0	$1
Non-owner-occupied	$14,682	$0	$172	$19,009	$95	$303
Land and construction	$4,681	$0	$69	$7,704	$21	$119
Consumer-
Non-real estate secured	$0	$0	$0	$224	$5	$5

Total	$27,403	$156	$495	$39,089	$295	$639

No loans have been determined to be restructured as troubled debt restructurings (“TDRs”) during the nine months ended September 30, 2012.  The following schedule summarizes TDRs during nine months ended September 30, 2011.  There were no loans determined to be restructured as TDR during three months ended September 30, 2011.

	Nine Months Ended September 30, 2011
	Outstanding Recorded Investment
	Number
	of	Pre-	Post-
	Contracts	Modification	Modification
Troubled Debt Restructurings:
Real estate mortgage loans:
Residential real estate:
Modified interest rate and amortization	1	$1,289	$1,289
Commercial real estate:
Modified interest rate and amortization	4	6,321	6,321
Land and construction:
Modified interest rate and amortization	1	2,080	2,080

Total	6	$9,690	$9,690

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)
Loans, Continued.  There were no defaults of TDR’s during the nine months ended September 30, 2012.  The following schedule summarizes troubled debt restructurings that subsequently defaulted during three and nine months ended September 30, 2011.

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled debt restructurings that subsequently defaulted which were restructured during the last twelve months (dollars in thousands):
Real estate mortgage loans-Land and construction	1	$2,806	1	$2,806

(4)
Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2012 of the regulatory capital requirements and the Bank’s capital on a percentage basis:

	Bank	Regulatory Requirement

Tier I capital to total average assets	9.21%	8.00%

Tier I capital to risk-weighted assets	12.64%	4.00%

Total capital to risk-weighted assets	13.90%	12.00%

As a result of the Consent Order discussed in Note 8, the Bank is categorized as “adequately capitalized” until the Consent Order is lifted, even though the ratios would otherwise place it in the “well capitalized” category.

(5)
Loss Per Share. Basic loss per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period.  Basic and diluted loss per share is the same due to the net loss incurred by the Company.  Loss per common share has been computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted-average number of common shares outstanding used to calculate basic and diluted loss per common share	29,114,906	819,358	26,130,843	819,358

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)
Stock-Based Compensation.  On December 27, 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan (“2011 Plan”).  A total of 2,200,000 shares of common stock are available to be issued under the 2011 Plan.  Options, restricted stock, performance share awards and bonus share awards in lieu of obligations may be issued under the 2011 Plan.  Both incentive stock options and nonqualified stock options can be granted under the 2011 Plan.  The exercise price of the stock options cannot be less than the fair market value of the common stock on the date of grant.  Effective January 1, 2012, the Company adopted a Non- Employee Director Compensation Plan under which bonus shares issuable under the 2011 Plan may be issued as compensation to outside directors. During the nine months ended September 30, 2012, 42,225 shares of stock valued at approximately $42,000 have been issued under the 2011 Plan and Non-Employee Director Compensation Plan as compensation to outside directors.

The Company’s prior stock option plan terminated on February 27, 2011.  At September 30, 2012, no options were available for grant under this plan.  Options must be exercised within ten years of the date of grant.

A summary of the activity in the prior plan is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	50,900	$34.31
Options forfeited	(11,392)	32.97

Outstanding and exercisable at September 30, 2012	39,508	$34.70	2.3 years	$0

(7)	Fair Value Measurements. Securities available for sale measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2012-
Mortgage-backed securities	$21,588	$0	$21,588	$0

As of December 31, 2011-
Mortgage-backed securities	$28,907	$0	$28,907	$0

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(7)	Fair Value Measurements, Continued. There were no transfers of securities between levels of inputs for the nine months ended September 30, 2012 and 2011.

Impaired collateral-dependent loans are carried at fair value when the current collateral value less estimated selling costs is lower than the carrying value of the loan. Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis are as follows (in thousands):

						Losses Recorded in Operations For the Nine Months Ended September 30, 2012

	At September 30, 2012
	Fair Value	Level 1	Level 2	Level 3	Total Losses
Residential real estate-
Closed-end first mortgages	$1,294	$0	$0	$1,294	$451	$0
Commercial real estate:
Non-owner-occupied	8,997	0	0	8,997	2,484	0
Land and construction	905	0	0	905	449	0

	$11,196	$0	$0	$11,196	$3,384	$0

						Losses Recorded in Operations For the Year Ended December 31, 2011

	At December 31, 2011
	Fair Value	Level 1	Level 2	Level 3	Total Losses
Residential real estate-
Closed-end first mortgages	$1,591	$0	$0	$1,591	$545	$308
Commercial real estate:
Owner-occupied	291	0	0	291	8	8
Non-owner-occupied	6,540	0	0	6,540	2,652	150
Land and construction	6,793	0	0	6,793	1,511	834

	$15,215	$0	$0	$15,215	$4,716	$1,300

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(7)
Fair Value Measurements, Continued. Foreclosed real estate is recorded at fair value less estimated costs to sell.  Foreclosed real estate which is measured at fair value on a nonrecurring basis is as follows (in thousands):

						Losses
						Recorded
	Fair				Total	During the
	Value	Level 1	Level 2	Level 3	Losses	Period

At September 30, 2012	$10,444	$0	$0	$10,444	$842	$70

At December 31, 2011	$7,646	$0	$0	$7,646	$772	$772

The estimated fair values and fair value measurement method with respect to the Company’s financial instruments were as follows (in thousands):

	At September 30, 2012			At December 31, 2011
	Carrying	Fair		Carrying	Fair
	Amount	Value	Level	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$27,367	$27,367	1	$22,776	$22,776	1
Securities available for sale	21,588	21,588	2	28,907	28,907	2
Loans	85,451	85,298	3	89,217	89,069	3
Federal Home Loan Bank stock	1,478	1,478	3	2,159	2,159	3
Accrued interest receivable	477	477	3	499	499	3

Financial liabilities:
Deposit liabilities	105,526	106,065	1,3	107,895	108,461	1,3
Federal Home Loan Bank advances	27,700	29,884	3	31,700	33,920	3
Junior subordinated debenture	5,155	4,836	3	5,155	4,734	3
Off-balance sheet financial instruments	0	0	3	0	0	3

Discussion regarding the assumptions used to compute the estimated fair values of financial instruments can be found in Note 1 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

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

●
The Board of the Company must take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to the Bank, including, but not limited to, taking steps to ensure that the Bank complies with the Consent Order entered into with the OFR and the FDIC and any other supervisory action taken by the Bank’s state or federal regulator.

●	The Company may not declare or pay any dividends without prior Reserve Bank and Federal Reserve approval.
●	The Company may not, directly or indirectly, take dividends or any other form of payment representing a reduction in capital from the Bank without prior Reserve Bank approval.
●
The Company and its nonbank subsidiary, OptimumBank Holdings Capital Trust I, may not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank and the Federal Reserve.

●
The Company and its nonbank subsidiary, OptimumBank Holdings Capital Trust I,   may not, directly or indirectly, incur, increase, or guarantee any debt or purchase or redeem any shares of its stock without the prior written approval of the Reserve Bank.

●
The Company must obtain prior written consent from the Reserve Bank before appointing any new director or senior executive officer, or changing the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, and must comply with the regulations applicable to indemnification and severance payments.

●	The Company must provide quarterly progress reports to the Reserve Bank, along with parent company only financial statements.

Management believes the Company is in substantial compliance with the requirements of the Written Agreement.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

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

●
The Board of the Bank is required to increase its participation in the affairs of the Bank and assume full responsibility for the approval of sound policies and objectives for the supervision of all of the Bank’s activities.

●
The Bank is required to have and retain qualified and appropriately experienced senior management, including a chief executive officer, a chief lending officer and a chief financial officer, who are given the authority to implement the provisions of the Consent Order.

●	Any proposed changes in the Bank's Board of Directors or senior executive officers are subject to the prior consent of the FDIC and the OFR.
●
The Bank is required to maintain both a fully funded allowance for loan and lease losses satisfactory to the FDIC and the OFR and a minimum Tier 1 leverage capital ratio of 8% and a total risk-based capital ratio of 12% for as long as the Consent Order remains in effect.

●	The Bank must undertake over a two-year period a scheduled reduction of the balance of loans classified “substandard” and “doubtful” in its 2009 FDIC examination by at least 75%.
●	The Bank is required to reduce the volume of its adversely classified private label mortgage backed securities under a plan acceptable to the FDIC and OFR.
●	The Bank must submit to the FDIC and the OFR for their review and comment a written business/strategic plan covering the overall operation of the Bank.
●
The Bank must implement a plan to improve earnings, addressing goals and strategies for improving and sustaining earnings, major areas for improvement in the Bank’s operating performance, realistic and comprehensive budgets and a budget review process.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(9) Regulatory Matters – Bank, Continued.

●	The Bank is required to revise, implement and incorporate recommendations of the FDIC and OFR with respect to the following policies or plans:
	o	Lending and Collection Policies
	o	Investment Policy
	o	Liquidity, Contingency Funding and Funds Management Plan
	o	Interest Rate Risk Management Policy
	o	Internal Loan Review and Grading System;
	o	Internal Control Policy; and
	o	A plan to reduce concentration in commercial real estate loans;

●
The Bank’s Board of Directors must review the adequacy of the allowance for loan and lease losses and establish a comprehensive policy satisfactory to the FDIC and OFR for determining such adequacy at least quarterly thereafter.

●	The Bank may not pay any dividends or bonuses without the prior approval of the FDIC.
●	The Bank may not accept, renew or rollover any brokered deposits except with the prior approval of the FDIC.
●	The Bank is required to notify the FDIC and OFR prior to undertaking asset growth of 10% or more per annum while the Consent Order remains in effect.
●	The Bank is required to file quarterly progress reports with the FDIC and the OFR.

Management believes that the Bank is currently in substantial compliance with all the requirements of the Consent Order except for the following requirements:

●	Scheduled reductions by October 31, 2011, and April 30, 2012, of 60% and 75%, respectively, of loans classified as substandard and doubtful in the 2009 FDIC Examination;
●	Retention of a qualified chief executive officer; and
●	Development of a plan to reduce Bank’s concentration in commercial real estate loans acceptable to the supervisory authorities.

The Bank has implemented comprehensive policies and plans to address all of the requirements of the Consent Order and has incorporated recommendations from the FDIC and OFR into these policies and plans.

(10) Junior Subordinated Debenture. The terms of the debenture agreement allow the Company to defer payments of interest on the debenture by extending the interest payment period at any time during the term of the debenture for up to twenty consecution quarterly periods. The Company has elected its right to defer payment of interest on the debenture. Accrued and unpaid interest on the debenture totaled $446,629 at September 30, 2012.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

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

Regulatory Enforcement Actions

Bank Consent Order.  On April 16, 2010, the Bank consented to the issuance of a Consent Order (“Consent Order”) by the FDIC and OFR.   The Consent Order covers areas of the Bank’s operations that warrant improvement and imposes various requirements and restrictions designed to address these areas, including the requirement to maintain certain minimum capital ratios.  A detailed discussion of the Consent Order is contained in Footnote 9 to the condensed consolidated financial statements contained in this report.   Management believes that the Bank is currently in substantial compliance with all the requirements of the Consent Order except for the following requirements:

●	Scheduled reductions by October 31, 2011, and April 30, 2012, of 60% and 75%, respectively, of loans classified as substandard and doubtful in the 2009 FDIC Examination;
●	Retention of a qualified chief executive officer and a chief lending officer; and
●	Development of a plan to reduce Bank’s concentration in commercial real estate loans acceptable to the supervisory authorities.

The Bank has implemented comprehensive policies and plans to address all of the requirements of the Consent Order and has incorporated recommendations from the FDIC and OFR into these policies and plans. As of September 30, 2012 scheduled reductions of the aforementioned 2009 classified loans were 59.44%.

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

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve known and unknown risks and uncertainties, many of which are beyond the control of the Company), including adverse changes in economic, political and market conditions, losses from the Company’s lending activities and changes in market conditions, the possible loss of key personnel, the impact of increasing competition, the impact of changes in government regulation, the possibility of liabilities arising from violations of federal and state securities laws and the impact of changes in technology in the banking industries. Although the Company believes that its forward-looking statements are based upon reasonable assumptions regarding its business and future market conditions, there can be no assurances that the Company’s actual results will not differ materially from any results expressed or implied by the Company’s forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned that any forward-looking statements are not guarantees of future performance.

Capital Levels

At September 30, 2012, the Bank met or exceeded all of its regulatory capital requirements.  The following table summarizes the capital measures of the Bank at September 30, 2012 and December 31, 2011:

			FDIC Guideline Requirements
	September 30, 2012	December 31, 2011	Adequately-Capitalized	Well- Capitalized	Consent Order

Tier I risk-based capital ratio	12.64	11.22	4.00	6.00	*

Total risk-based capital ratio	13.90	12.48	8.00	10.00	12.00

Leverage ratio	9.21	7.76	4.00	5.00	8.00

*No additional requirement is established by the Consent Order

Financial Condition at September 30, 2012 and December 31, 2011

Overview

Our total assets declined by $4.5 million to $150.0 million at September 30, 2012, from $154.5 million at December 31, 2011, due to a $7.3 million reduction in securities primarily as a result of repayments and a $3.8 million reduction in net loans primarily as a result of loan payoffs and transfers to foreclosed real estate, partially offset by a $4.6 million increase in cash and cash equivalents.  Deposits decreased by $2.4 million to $105.5 million at September 30, 2012, from $107.9 million at December 31, 2011, primarily due to a reduction in time deposits. Total stockholders’ equity increased by $2.1 million to $8.9 million at September 30, 2012 from $6.8 million at December 31, 2011, due to the receipt of $3.4 million in proceeds from the sale of common stock and a $1.0 million decrease in accumulated other comprehensive loss from a reduction of unrealized losses on securities available for sale, partially offset by a $2.4 million net loss for the nine month period ended September 30, 2012.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

The following table shows selected information for the periods ended or at the dates indicated:

	Nine Months		Nine Months
	Ended	Year Ended	Ended
	September 30,	December 31,	September 30,
	2012	2011	2011

Average equity as a percentage of average assets	5.11%	1.04%	0.13%

Equity to total assets at end of period	5.91%	4.39%	(1.02)%

Return on average assets (1)	(2.08)%	(2.11)%	(2.72)%

Return on average equity (1)	(40.75)%	(203.97)%	(129.87)%

Noninterest expenses to average assets (1)	3.41%	4.08%	4.19%

(1)	Annualized for the nine months ended September 30, 2012 and 2011.

Despite the slowing of the decline in real estate values in South Florida, we continue to experience the adverse effects of the prolonged real estate devaluation resulting in significant levels of non-performing loans, foreclosed real estate and loan charge-offs.   Management, however, is committed to minimizing further losses in the loan portfolio and reducing our nonperforming assets.

Liquidity and Sources of Funds

The Bank’s sources of funds include customer deposits, advances from the Federal Home Loan Bank of Atlanta (“FHLB”), principal repayments and sales of investment securities, loan repayments, foreclosed real estate sales, the use of Federal Funds markets, net income, if any, and loans taken out at the Reserve Bank discount window.

Deposits are our primary source of funds. Under the Consent Order, the interest rates that we pay on our market area deposits and our ability to accept brokered deposits are restricted. The restriction on brokered deposits is not expected to alter the Bank's current deposit gathering activities since the Bank has not accepted, renewed or rolled over any brokered deposits since December 2009. With respect to the yield limitations, it is possible that the Bank could experience a decrease in deposit inflows, or the migration of current deposits to competitor institutions, if other institutions offer higher interest rates than those permitted to be offered by the Bank. Despite these yield limitations, we believe that we have the ability to adjust rates on our deposits to attract or retain deposits as needed.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

In addition to obtaining funds from depositors, we may borrow funds from other financial institutions. At September 30, 2012, the Bank had outstanding borrowings of $27.7 million, against its $27.7 million in established borrowing capacity with the FHLB. The Bank’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. In 2010, the Bank obtained an available discount window credit line with the Reserve Bank, currently $1.9 million.  The Reserve Bank line is subject to collateral requirements and must be repaid within 90 days; each advance is subject to prior Reserve Bank consent. We measure and monitor our liquidity daily and believe our liquidity sources are adequate to meet our operating needs.

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

The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party.  As of September 30, 2012, the Company had commitments to extend credit totaling $6.9 million.0-

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

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

	Three Months Ended September 30,
	2012			2011
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
	($ in thousands)
Interest-earning assets:
Loans	$89,022	$1,025	4.61%	$102,825	$1,121	4.36%
Securities	24,661	245	3.97	38,281	378	3.95
Other (1)	25,838	22	0.34	20,881	17	0.33

Total interest-earning assets/interest income	139,521	1,292	3.70	161,987	1,516	3.74

Cash and due from banks	2,399			27
Premises and equipment	2,804			2,726
Other	7,232			5,363

Total assets	$151,956			$170,103

Interest-bearing liabilities:
Savings, NOW and money-market deposits	35,837	57	0.64	34,491	62	0.72
Time deposits	70,228	215	1.22	97,033	379	1.56
Borrowings (2)	34,116	359	4.21	36,855	389	4.22

Total interest-bearing liabilities/interest expense	140,181	631	1.80	168,379	830	1.97

Noninterest-bearing demand deposits	1,069			570
Other liabilities	2,299			2,836
Stockholders’ equity	8,407			(1,682)

Total liabilities and stockholders’ equity	$151,956			$170,103

Net interest income		$661			$686

Interest-rate spread (3)			1.90%			1.77%

Net interest margin (4)			1.81%			1.69%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.00			0.96

(1)	Includes interest-earning deposits with banks, federal funds sold and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and junior subordinated debenture.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

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

	Nine Months Ended September 30,
	2012			2011
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
	($ in thousands)
Interest-earning assets:
Loans	$89,607	$3,002	4.47%	$107,650	$3,607	4.47%
Securities	26,530	819	4.12	47,309	1,407	3.97
Other (1)	25,085	60	0.32	17,844	46	0.34

Total interest-earning assets/interest income	141,222	3,881	3.66	172,803	5,060	3.90

Cash and due from banks	1,594			349
Premises and equipment	2,726			2,757
Other	6,760			5,052

Total assets	$152,308			$180,961

Interest-bearing liabilities:
Savings, NOW and money-market deposits	35,336	169	0.64	35,615	215	0.80
Time deposits	70,089	679	1.29	104,861	1,274	1.62
Borrowings (2)	35,942	1,136	4.21	36,855	1,153	4.17

Total interest-bearing liabilities/interest expense	141,367	1,984	1.87	177,331	2,642	1.99

Noninterest-bearing demand deposits	728			521
Other liabilities	2,435			2,878
Stockholders’ equity	7,777			231

Total liabilities and stockholders’ equity	$152,308			$180,961

Net interest income		$1,897			$2,418

Interest-rate spread (3)			1.79%			1.91%

Net interest margin (4)			1.79%			1.87%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.00			0.97

(1)	Includes interest-bearing deposits in banks, federal funds sold and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and junior subordinated debenture.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Comparison of the Three-Month Periods Ended September 30, 2012 and 2011

General.  Net loss for the three months ended September 30, 2012, was $1.0 million or $(.04) per basic and diluted share compared to a net loss of $0.6 million or $(.69) per basic and diluted share for the period ended September 30, 2011.  This increase in the Company’s net loss was primarily due to a increase in the provision for loan losses.

Interest Income.  Interest income decreased to $1.3 million for the three months ended September 30, 2012 from $1.5 million for the three months ended September 30, 2011.  Interest income on loans primarily decreased as a result of a decrease in the average loan portfolio balance for the three months ended September 30, 2012.  Interest on securities decreased to $0.2 million due primarily to a decrease in the average balance of the securities portfolio in 2012.

Interest Expense.  Interest expense decreased to $0.6 million for the three months ended September 30, 2012 from $0.8 million for the three months ended September 30, 2011.  Interest expense decreased primarily because of a decrease in the average yield paid during 2012 and a decrease in the average balance of time deposits.

Provision for Loan Losses.  The provision for the three months ended September 30, 2012, was $0.2 million compared to $(0.2) million for the same period in 2011.  The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio at September 30, 2012. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio.  The allowance for loan losses totaled $1.9 million or 2.2% of loans outstanding at September 2012, compared to $2.3 million, or 2.6% of loans outstanding at December 31, 2011. Management believes the balance in the allowance for loan losses at September 30, 2012 is adequate.

Noninterest Income. Total noninterest income remained unchanged at $10,000 for the three months ended September 30, 2012 and 2011.

Noninterest Expenses.  Total noninterest expenses decreased to $1.4 million for the three months ended September 30, 2012 compared to $1.5 million for the three months ended September 30, 2011 primarily as a result of a reduction in professional fees.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Comparison of the Nine-Month Periods Ended September 30, 2012 and 2011

General.  Net loss for the nine months ended September 30, 2012, was $2.4 million or $(.09) per basic and diluted share compared to a net loss of $3.7 million or $(4.50) per basic and diluted share for the period ended September 30, 2011.  This decrease in the Company’s net loss was primarily due to decreases in foreclosed real estate expense, provision for loan losses and professional fees.

Interest Income.  Interest income decreased to $3.9 million for the nine months ended September 30, 2012 compared to $5.1 million for the nine months ended September 30, 2011.  Interest income on loans decreased $600,000 to $3.0 million due primarily to a decrease in the average loan portfolio balance for the nine months ended September 30, 2012 compared to the same period in 2011.  Interest on securities decreased by $600,000 to $0.8 million due primarily to a decrease in the average balance of the securities portfolio in 2012.

Interest Expense.  Interest expense decreased to $2.0 million for the nine months ended September 30, 2012, from $2.6 million for the nine months ended September 30, 2011.  Interest expense on deposits decreased primarily because of a decrease in the average balance in 2012.

Provision for Loan Losses.  The provision for the nine months ended September 30, 2012, was $0.4 million compared to $0.7 million for the same period in 2011.  The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the loan portfolio at September 30, 2012. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio.  The allowance for loan losses totaled $1.9 million or 2.2% of loans outstanding at September 30, 2012, compared to $2.3 million, or 2.6% of loans outstanding at December 31, 2011. Management believes the balance in the allowance for loan losses at September 30, 2012 is adequate.

Noninterest Income. Total noninterest income decreased to $198,000 for the nine months ended September 30, 2012, from $232,000 for the nine months ended September 30, 2011.

Noninterest Expenses.  Total noninterest expenses decreased to $3.9 million for the nine months ended September 30, 2012 from $5.7 million for the nine months ended September 30, 2011, primarily due to a $0.7 million decrease in foreclosed real estate expense, $0.5 million decrease in professional fees and a $0.3 million decrease in regulatory assessment.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Private Sale to Accredited Investor

On July 9, 2012, the Company closed the sale of 500,000 shares of its common stock at a price of $.40 per share to an individual accredited investor.  On August 15, 2012, the Company closed the sale of 3,000,000 shares of its common stock at a price of $.40 per share to an individual accredited investor.  On August 17, 2012, the Company closed the sale of 500,000 shares of its common stock at a price of $.40 per share to an individual accredited investor.  The shares sold were not registered under the Securities Act of 1933 (the “Securities Act”), in reliance on the exemption provided by Section 4(2) thereof as a transaction by an issuer not involving a public offering.

Non-Employee Director Share Issuances

On September [_30_], 2012, the Company issued an aggregate of 19,839 shares of its common stock to the Company's non-employee directors under the Company's 2011 Equity Incentive Plan and the Company's Non-Employee Director Compensation Plan (the "Director Compensation Plan") for attendance fees at board meetings of the Company during the second quarter of 2012. Under the Director Compensation Plan, which became effective on January 1, 2012, fees for attendance at board and committee meetings are payable 75% in shares of common stock and 25% in cash on a quarterly basis. The shares were issued at the price of $0.61, the fair market value of the shares on the date of issuance. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Proposed Stock Sale to Gubin. The Company has previously entered into an Amended and Restated Stock Purchase Agreement dated as of December 5, 2011 with Moishe Gubin, the Chairman of the Board of the Company (the “Stock Purchase Agreement”). Under this agreement, Mr. Gubin agreed to purchase, subject to certain conditions, 6,750,000 newly issued shares of common stock of the Company for a price of $.40 per share. If this transaction is consummated, the Company will receive gross proceeds of $2.7 million. These shares are in addition to 1,800,000 shares purchased by Mr. Gubin in the Private Offering, the 250,000 shares purchased by Mr. Gubin from his father-in-law, Mark Orenstein, as well as 4,795 shares issued to Mr. Gubin in 2012 as nonemployee directors’ fees. On October 17, 2012, the Company and Mr. Gubin entered into the First Amendment to Amended and Restated Stock Purchase Agreement, which provided that: (i) the proposed shares may be purchased by Mr. Gubin in one or more closings, (ii) the number of shares to be purchased will be reduced to the extent that the Federal Reserve Board and/or the Florida Office of Financial Regulation limit the number of shares that may be purchased by Mr. Gubin, and (iii) the outside closing date was extended until January 31, 2013.

Item 6.  Exhibits

The exhibits contained in the Exhibit Index following the signature page are filed with this report.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTIMUMBANK HOLDINGS, INC. (Registrant)

Date:	November 14 , 2012	By:	/s/ Richard L. Browdy
Richard L. Browdy
President and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

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

10.4	Second First Amendment dated October 25, 2012 to Amended and Restated Stock Purchase Agreement between OptimumBank Holdings, Inc. and Moishe Gubin dated December 5, 2011

31.1	Certification of Principal Executive and Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Principal Executive and Principal Financial Officer under 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

