Form 10-Q/A
period 2012-09-30
OptimumBank Holdings, Inc.
filed 2012-11-21
CIK 1288855

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,900,833 shares of Common Stock, $.01 par value, issued and outstanding as of November 13, 2012

OPTIMUMBANK HOLDINGS, INC.

EXPLANATORY NOTE

OptimumBank Holdings, Inc., a Florida corporation (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the period ended September 30, 2012, as filed with the Securities and Exchange Commission (the “Commission”) on November 14, 2012 (the “Original Filing”).

The Amendment is being filed for the sole purpose of providing Exhibit 10.4 to the Original Filing.

No changes have been made to the Original Filing other than to add the information as described above. This Amendment should be read in conjunction with the Original Filing. This Amendment speaks as of the date of the Original Filing, does not reflect events that may have occurred after the date of the Original Filing and does not modify or update in any way the disclosures made in the Original Filing, except as required to reflect the revisions discussed above.

Item 6.  Exhibits

10.4	Second First Amendment dated October 25, 2012 to Amended and Restated Stock Purchase Agreement between OptimumBank Holdings, Inc. and Moishe Gubin dated December 5, 2011

2

OPTIMUMBANK HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTIMUMBANK HOLDINGS, INC. (Registrant)

Date:	November 21 , 2012	By:	/s/ Richard L. Browdy
Richard L. Browdy
President and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

3