Form 10-K
period 2012-12-31
OptimumBank Holdings, Inc.
filed 2013-04-04
CIK 1288855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
__________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1993. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (21,795,217 shares) on June 30, 2012, was approximately $13,949,000, computed by reference to the closing market price at $0.64 per share as of June 30, 2012. For purposes of this information, the outstanding shares of common stock owned by directors and executive officers of the registrant were deemed to be shares of common stock held by affiliates.

The number of shares of common stock, par value $0.01 per share, of the registrant outstanding as of March 27, 2013 was 31,511,201 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2013, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the issuer’s fiscal year end are incorporated by reference into Part III, Items 10 through 14, of this Annual Report on Form 10-K.

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

General

OptimumBank Holdings, Inc. is a Florida corporation (the "Company") formed in 2004 as a bank holding company for OptimumBank (the "Bank"). The Company's only business is the ownership and operation of the Bank and its Bank’s subsidiaries. The Bank is Florida state chartered bank established in 2000, with deposits insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank offers a variety of community banking services to individual and corporate customers through its three banking offices located in Broward County, Florida. The Bank has 17 wholly-owned subsidiaries primarily engaged in holding and disposing of foreclosed real estate and one subsidiary primarily engaged in managing foreclosed real estate.

The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). OptimumBank is subject to the supervision and regulation of the State of Florida Office of Financial Regulation ("OFR") and the FDIC. OptimumBank is a member of the Federal Home Loan Bank of Atlanta.

At December 31, 2012, the Company had total assets of $143.7 million, net loans of $85.2 million, total deposits of $101.6 million and stockholders' equity of $6.9 million. During 2012, the Company incurred a net loss of $4.7 million.

Recent Developments

Consent Order and Written Agreement.

On April 16, 2010, the Bank agreed to the issuance of the Consent Order by the FDIC and the OFR (the “Consent Order”), which required the Bank to take certain measures to improve its safety and soundness. Under the Consent Order, the Bank was required to take certain measures to improve its capital position, reduce its level of problem assets, reduce its loan concentrations in certain portfolios, improve management practices and board supervision and assure that its reserve for loan losses is maintained at an appropriate level. Among the corrective actions required were for the Bank to have and maintain a Tier 1 leverage ratio of at least 8% and a total risk-based capital ratio of 12% beginning 90 days from the issuance of the Consent Order.

In addition to the Consent Order, on June 22, 2010, the Company entered into the Written Agreement, with the Federal Reserve Bank of Atlanta, which required the Company to take certain measures to ensure the Bank complied with the Consent Order. Under the Written Agreement, the Company is subject to restrictions on paying interest on debt, or paying dividends or distributions on stock, including its common stock, as well as incurring additional debt or redeeming stock. Additional details on the Consent Order and the Written Agreement are contained in “Business-Supervision and Regulation- Consent Order- and -Written Agreement.”

In order to address the capital requirements of the Consent Order, during 2011 and 2012, the Company sold approximately 30.6 million shares of its common stock in a private placement offering. The Company received net proceeds of approximately $12.3 million through the sale of approximately 30,639,250 shares at a price of $0.40 per share. The Company contributed approximately $12.0 million of the net proceeds to the Bank.

At December 31, 2012, after giving effect to $12.3 million in the new capital, the Bank had a Tier 1 leverage ratio of 8.12%, which exceeded the 8% requirement of the Consent Order and a total risk-based capital ratio of 11.48%, which was below the 12% requirement of the Consent Order. At December 31, 2012, the Bank would have needed approximately $600,000 in additional capital in order to comply with the total risk-based capital ratio requirement of the Consent Order. Additional information on the Bank’s capital adequacy is contained in “Item 7- Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

Proposed Sale of Shares to Moishe Gubin.

In the fourth quarter of 2011, the Company entered into an agreement with Moishe Gubin, the Chairman of our Board of Directors, to sell 6,750,000 shares to Mr. Gubin at a price of $0.40 per share, or a total of $2.7 million. In March 2013, the Company and Mr. Gubin amended this agreement to increase the number of shares to be purchased to 7,333,333, to decrease the price to $0.30 per share and to extend the outside closing date to September 30, 2013. The Company is seeking to complete the transaction with Mr. Gubin in order to assist the Bank in meeting the capital requirements of the Consent Order and to increase its lending and investment portfolio.

The amended transaction with Mr. Gubin is subject to approval by the Federal Reserve Board of Governors and the OFR. Although Mr. Gubin has filed the required applications with Federal Reserve and the OFR, together with several amendments, these agencies have not yet approved the applications. At the time present, neither the Company nor Mr. Gubin is able to predict when or if the applications will be approved.

The amended transaction with Mr. Gubin is also subject to approval by the shareholders of the Company. The Company expects to submit the issue to the shareholders for approval at the Company’s 2013 annual meeting.

If the required regulatory approvals are received, the Company would receive proceeds from the transaction of $2.2 million. The agreement terminates if the conditions are not fulfilled and the closing does not occur by September 30, 2013. Substantially all the proceeds from the transaction will be utilized by the Company to increase the capital of the Bank.

As of March 15, 2013, the Company had 31,511,201 outstanding shares of common stock, including 2,612,143 shares that were beneficially owned by Mr. Gubin. Upon the issuance of 7,333,333 additional shares of Company’s common stock to Mr. Gubin, and assuming no other issuance of shares of Company common stock, Mr. Gubin would own approximately 9,945,476 shares of the Company’s common stock, or 25.6% of the total outstanding shares.

If the $2.2 million proceeds of the transaction with Mr. Gubin had been contributed to the Bank as of December 31, 2012, the Bank’s tier 1 leverage and total risk-based capital ratios (on a pro forma basis) would have improved to 9.6% and 13.3%, respectively.

The actual improvement in the Bank’s capital ratios after the transaction of Mr. Gubin is completed will depend on the closing date of the Gubin Transaction; the level of the Bank’s assets and liabilities at that time, the amount of the Bank’s losses between December 31, 2012 and the date of the closing, and the amount of any additional capital received from other sources.

The additional $2.2 million in capital from Mr. Gubin is expected to provide the Company and the Bank with additional working capital to implement the Bank’s business plan, including addressing non-performing loans and funding expanded lending and investment activities.

The Board has agreed to amend the terms of the transaction with Mr. Gubin in order to reduce the price per share from $0.40 per share to $0.30 per share, and to increase the number of shares to be purchased from 6,750,000 shares to 7,333,333 shares. The Company has agreed to these changes because of the continuing losses incurred by the Company in 2012 and the decrease of the Company’s book value per share from $0.30 at December 31, 2011 to $0.22 at December 31, 2012. The Company agreed to increase the number of shares to be purchased in order to partially offset the decrease in the net proceeds of the sale to Mr. Gubin.

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

As is the case with banking institutions generally, our operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Federal Reserve and the FDIC. Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. We face strong competition in attracting deposits (our primary source of lendable funds) and originating loans.

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

Strategy

Our continuing goal is to become one of the leading community banking organizations in Broward County, Florida through steady, reasonable and controlled growth and a prudent operating strategy.

Our operating and business strategy emphasizes:

•   Local management and local decision making resulting in rapid, personalized customer service, rapid credit decisions and expedited closings;

•   Maintaining our presence in Broward County through a branch network- we currently have three branch banking offices in Broward County;

•   Real estate, commercial and consumer lending activities by originating adjustable rate residential and commercial mortgage loans, commercial loans, and consumer loans for our customers;

•   Maintaining high credit quality through strict underwriting criteria, our knowledge of the real estate values and borrowers in our market area;

•   Personalized products and service - we strive to provide innovative financial products, high service levels and to maintain strong customer relationships. We seek customers who prefer to conduct business with a locally owned and managed institution.

Our management is focusing its efforts on a long-term strategy with the following objectives:

•   Stabilize the Loan Portfolio- Management is devoting significant resources to the identification and workout of problem loans.

•   Increase and Diversify Loan Originations- Management is focused on increasing its loan production to add more interest bearing assets and interest income to its asset based. In addition, management is diversifying its loan originations and portfolio to include commercial and consumer loans, in addition to residential and commercial real estate loans.

•   Lower the Cost of Deposits- Management is focused on changing the Bank’s deposit mix by replacing higher cost interest bearing time deposits with non-interest bearing demand deposits.

•   Increase Capital Ratios- Management continues to seek additional sources of capital in order to increase the Bank’s capital ratios, allow the Bank to grow, implement its business plan and return to profitability.

Lending Activities

We offer real estate, commercial and consumer loans, to individuals and small businesses and other organizations that were located in or conduct a substantial portion of their business in our market area. Our market area consists of the tri-county area of Broward, Miami-Dade and Palm Beach counties. Our net loans at December 31, 2012 were $85.2 million, or 59.2% of total assets. The interest rates we charge on loans varied with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. We have no foreign loans or loans for highly leveraged transactions.

Our loan portfolio is concentrated in two major areas: residential and commercial real estate loans. As of December 31, 2012, 91.8% of our loan portfolio consisted of loans secured by mortgages on real estate, of which approximately 34.3% of the total loan portfolio was secured by one-to-four family residential properties. Our real estate loans are located primarily in our tri-county market area.

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

Loan originations are derived primarily from director and employee referrals, existing customers and direct marketing. Loan originations have also been derived from existing customers, and referrals from existing customers, and Company directors and employees.

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

Due to the effects of the current recession, our earnings have been materially affected by required provisions for loan losses, and to a lesser degree, reduced interest income and increased loan administration expenses, stemming primarily from deterioration in our commercial real estate and land loan portfolios. For the two year period of October 2009 through September 2011, due to the need for the Bank to reduce its exposure to credit risk and preserve regulatory capital, we have limited our lending activities to restructuring, modifying, or extending existing loans and lending to purchasers of real estate properties owned by the Bank. Since completion of the capital raise in the last quarter of 2012, we have resumed lending activities.

Deposit Activities

Deposits are the major source of our funds for lending and other investment activities. We consider the majority of our regular savings, demand, NOW, money market deposit accounts and CD's under $100,000 to be core deposits. These accounts comprised approximately 72.9% of our total deposits at December 31, 2012. Approximately 61.9% of our deposits at December 31, 2012 were certificates of deposit. Generally, we attempt to maintain the rates paid on our deposits at a competitive level. Time deposits of $100,000 and over made up approximately 27.1% of our total deposits at December 31, 2012. Although these large deposits are not traditionally considered core deposits, the majority of these deposits have served as a stable source of funds in our targeted market. The majority of our deposits are generated from Broward County.

We have used brokered deposits to facilitate the funding of our mortgage lending activities in circumstances when larger than anticipated loan volumes occur and there is not enough time to fund the additional loan demand through traditional deposit solicitation. The time frame from the initial order to the final funding of brokered deposits is generally one to three days. The rates paid on these brokered deposits are typically equal to or slightly less than the high end of the interest rates in OptimumBank's competitive market area. Since December 2009, we have no longer solicited or renewed existing brokered deposits due to regulatory restrictions. Brokered deposits amounted to 0.3% and 0.4% of our total deposits at December 31, 2012 and 2011, respectively.

Investments

Our investment securities portfolio was approximately $18.6 million and $29.0 million at December 31, 2012 and 2011, respectively, representing 12.9% and 18.8% of our total assets. At December 31, 2012, approximately 34.7% of this portfolio was invested in U.S. government agency mortgage-backed securities and 65.3% of this portfolio was invested in private mortgage-backed securities. Mortgage backed securities generally have a shorter life than the stated maturity. Our investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at minimal risk levels while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits.

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

Employees

As of December 31, 2012, we had 19 full-time employees, including executive officers. The employees are not represented by a collective bargaining unit. We consider relations with employees to be good.

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

Consent Order. In 2008, the Company and the Bank began to experience a substantial increase in impaired and non-performing loans and associated credit losses due to the nationwide economic recession and the related drop in real estate values in south Florida. As a result, the Company’s net income for 2008 was only $520,000. These trends continued in 2009 and 2010, with the result that the Company and the Bank sustained net losses of $11.5 million in 2009 and $8.5 million in 2010, primarily from significant increases in the provision for loan losses. These operating losses have eroded OptimumBank's regulatory capital and weakened its financial condition. As a result of these losses and other related operating issues, on April 16, 2010, OptimumBank was required to enter into a Consent Order with the FDIC and Florida Office of Financial Regulation, and, on June 22, 2010, the Company was required to enter into a Written Agreement with the Federal Reserve Bank of Atlanta, or Federal Reserve.

The Consent Order imposes a number of requirements on the Bank intended to improve the Bank's condition, including a requirement that the Bank maintain a ratio of Tier 1 capital to adjusted total assets (the “Tier 1 Leverage Ratio”) of 8.0%, and a ratio of total risk based capital to risk-weighted assets of 12.0% (the “Total Risk Based Capital Ratio”). On December 31, 2011, the Bank had a Tier 1 Leverage ratio of 7.76% and a Total Risk Based Capital Ratio of 12.48%.

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

•   The Bank must revise and implement its written lending and collection policy to provide effective guidance and control of the lending function. The Bank is required to revise, implement and incorporate recommendations of the FDIC and OFR with respect to the following policies or plans:

○     Lending and Collection Policies

○     Investment Policy

○     Liquidity, Contingency Funding and Funds Management Plan

○     Interest Rate Risk Management Policy

○     Internal Loan Review and Grading System

○     Internal Control Policy

○     A plan to reduce concentration in commercial real estate loans.

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

•   Maintenance of a Tier 2 capital ratio of 12%;

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

•   declare or pay dividends.

•   directly or indirectly take dividends or any other form of payment representing a reduction in capital from OptimumBank.

•   make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities.

•   incur, increase, or guarantee any debt or purchase or redeem any shares of its stock.

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

Change of Control. The BHCA also requires that every bank holding company obtain the prior approval of the Federal Reserve before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, including the parties’ performance under the Community Reinvestment Act (discussed below) and various competitive factors. As described in greater detail below, pursuant to the Riegle-Neal Interstate Banking and Branch Efficiency Act of 1994 (the “Interstate Banking and Branching Act”), a bank holding company is permitted to acquire banks in states other than its home state.

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

Securities Regulation and Corporate Governance. The Company’s common stock is registered with the Securities and Exchange Commission (the “SEC”) under Section 12(g) of the Securities Exchange Act of 1934, and we are subject to restrictions, reporting requirements and review procedures under federal securities laws and regulations. We are also subject to the rules and reporting requirements of the NASDAQ Global Market, on which our common stock is traded. Like other issuers of publicly traded securities, we must also comply with the corporate governance reforms enacted under the Sarbanes-Oxley Act of 2002 (“The Sarbanes-Oxley Act”) and the rules of the SEC and NASDAQ Stock Market adopted pursuant to the Sarbanes Oxley Act. Among other things, these reforms, effective as of various dates, require certification of financial statements by the chief executive officer and chief financial officer, prohibit the provision of specified services by independent auditors, require pre-approval of independent auditor services, define director independence and require certain committees, and a majority of a subject company’s board of directors, to consist of independent directors, establish additional disclosure requirements in reports filed with the SEC, require expedited filing of reports, require management evaluation and auditor attestation of internal controls, prohibit loans by the issuer (but not by certain depository institutions) to directors and officers, set record-keeping requirements, mandate complaint procedures for the reporting of accounting and audit concerns by employees, and establish penalties for non-compliance.

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

Consent Order. On April 16, 2010, OptimumBank was required to enter into a Consent Order with the FDIC and the Florida Office of Financial Regulation. Under the Consent Order, the Bank is required to implement a number of corrective measures intended to improve the Bank’s condition, including a requirement to maintain certain minimum capital ratios. The Consent Order also contains significant operating restrictions. The principal requirements of the Consent Order are described in “Business- - Supervision and Regulation- Consent Order.”

Capital Adequacy Requirements. Banks are required to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders’ equity (excluding the unrealized gain (loss) on available-for-sale securities), trust preferred securities subject to certain limitations, and minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses except for certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. At December 31, 2012, our Tier 1 and total risk-based capital ratios were 10.23% and 11.48%, respectively.

Banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 4%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. At December 31, 2012, our leverage ratio was 8.12%.

The Consent Order imposes higher capital requirements on OptimumBank. Under the Consent Order, OptimumBank must maintain a Tier 1 Leverage Ratio of 8.0%, and a total risk based capital ratio of 12.0%. With a Tier 1 Leverage ratio of 8.12% and a Total Risk Based Capital Ratio of 11.48% at December 31, 2012, the Bank did not meet the total risk-based capital ratio as required by the Consent Order.

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

The "prompt corrective action" provisions of FDICIA also provide that in general no institution may make a capital distribution if it would cause the institution to become "undercapitalized." Capital distributions include cash (but not stock) dividends, stock purchases, redemptions, and other distributions of capital to the owners of an institution.

Additionally, FDICIA requires, among other things, that:

•   only a "well capitalized" depository institution may accept brokered deposits without prior regulatory approval and

•   the appropriate federal banking agency annually examine all insured depository institutions, with some exceptions for small, “well capitalized” institutions and state-chartered institutions examined by state regulators.

As of December 31, 2012, OptimumBank met the FDIC definition of an "adequately capitalized institution."

For additional information regarding OptimumBank's capital ratios and requirements, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Capital Adequacy."

Dividends. OptimumBank Holdings' ability to pay dividends is substantially dependent on the ability of OptimumBank to pay dividends to OptimumBank Holdings. As a state chartered bank, OptimumBank is subject to dividend restrictions set by Florida law and the FDIC. Except with the prior approval of the Florida OFR, all dividends of any Florida bank must be paid out of retained net profits from the current period and the previous two years, after deducting expenses, including losses and bad debts. Under the Federal Deposit Insurance Act, an FDIC-insured institution may not pay any dividend if payment would cause it to become undercapitalized or while it is undercapitalized. The FDIC and the Florida OFR also have the general authority to limit the dividend payment by banks if such payment may be deemed to constitute an unsafe and unsound practice. The Bank’s ability to pay dividends is further restricted under the Consent Order and the Company's ability to pay dividends is also restricted under its Written Agreement with the Federal Reserve. At December 31, 2012, the Bank and Company could not pay cash dividends.

Loans to One Borrower. Florida law generally allows a state bank such as OptimumBank to extend credit to any one borrower (and certain related entities of such borrower) in an amount up to 25% of its capital accounts, provided that the unsecured portion may not exceed 15% of the capital accounts of the bank. Based upon OptimumBank's capital, the maximum loan OptimumBank is currently permitted to make is approximately $3.1 million, provided the unsecured portion does not exceed approximately $1.8 million.

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

Other Consumer Laws. Florida usury laws and federal laws concerning interest rates limit the amount of interest and various other charges collected or contracted by a bank. OptimumBank's loans are also subject to federal laws applicable to consumer credit transactions, such as the:

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

OptimumBank's deposit and loan operations are also subject to the:

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

Statistical Profile and Other Financial Data

Reference is hereby made to the statistical and financial data contained in the sections captioned “Selected Financial Data” and "Management's Discussion and Analysis of Financial Condition and Results of Operations," for statistical and financial data providing a review of our business activities.

Item 2.   Properties

The following table sets forth information with respect to our main office and branch offices as of December 31, 2012.

Location	Year Facility Opened	Facility Status
Executive Office and Ft. Lauderdale Branch: 2477 East Commercial Boulevard Fort Lauderdale, Florida 33308	2004	Owned

Plantation Branch Office: 10197 Cleary Boulevard Plantation, Florida 33324	2000	Owned

Deerfield Beach Branch Office: 2215 West Hillsboro Boulevard Deerfield Beach, Florida 22442	2004	Leased (1)

(1)    The lease is for a ten-year term, with two five-year options to renew, for 2,500 square feet. The monthly lease payment at December 31, 2012 was $6,642.

Item 3.   Legal Proceedings

From time-to-time, we are involved in litigation arising in the ordinary course of our business. As of the date of the filing of this Form 10-K, we are of the opinion that the ultimate aggregate liability represented thereby, if any, will not have a material adverse effect on our consolidated financial condition or results of operations.

Item 4.   Mine Safety Disclosure

Not applicable.

PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters

Our common stock currently trades on the NASDAQ Capital Market under the symbol "OPHC." The table below presents the high and low sales prices for the periods indicated.

Year	Quarter	High	Low

2011	First	$5.10	$2.03
	Second	$4.64	$0.52
	Third	$1.63	$0.63
	Fourth	$0.80	$0.41

2012	First	$5.43	$0.38
	Second	$3.75	$0.56
	Third	$0.74	$0.40
	Fourth	$0.68	$0.41

We had approximately 872 holders registered or in street name as of December 31, 2012.

During the fourth quarter of 2012, the Company sold 400,000 shares of the Company’s common stock at a price of $0.40 per share to three affiliated investors in a transaction that was exempt from registration under Section 4(2) of the Securities Act of 1933. During the fourth quarter of 2012, the Company also issued 52,593 shares of the Company’s common stock to four directors in payment of directors’ fees in a transaction that was exempt from registration under Section 4(2) of the Securities Act of 1933. The shares had a value of $0.53 per share.

On June 20, 2012, the NASDAQ Stock Market has notified the Company that it has failed to comply with the NASDAQ Listing Rule requiring the Company to maintain a minimum bid price of $1.00 per share. We have been provided until June 17, 2013 to regain compliance with this requirement. The Company currently plans to implement a 4 for 1 reverse stock split to achieve this goal. In the event that the reverse stock split does not result in compliance, the Company’s common stock could be delisted from NASDAQ.

At December 31, 2012, the Bank and Company could not pay cash dividends and the Company does not anticipate that it will pay dividends on its common stock in the foreseeable future. Banking regulations place certain restrictions on dividends and loans or advances made by the Bank to the Company. The amount of cash dividends that may be paid by the Bank to the Company is based on the Bank's net earnings of the current year combined with the Bank's retained earnings of the preceding two years, as defined by state banking regulations. However, for any dividend declaration, the Company must consider additional factors such as the amount of current period net earnings, liquidity, asset quality, capital adequacy and economic conditions. It is likely that these factors would further limit the amount of dividends which the Company could declare. Furthermore, the Bank’s ability to pay dividends is restricted under the Consent Order issued by the FDIC and Florida Office of Financial Regulation and banking laws. The Company’s ability to pay dividends is also restricted under its Written Agreement with the Federal Reserve.

Item 6.   Selected Financial Data

At December 31, or for the Year Then Ended
(Dollars in thousands, except per share figures)

	2012	2011	2010	2009	2008

At Year End:
Cash and cash equivalents	$23,611	22,776	14,367	36,784	3,220
Securities held to maturity	0	100	51,057	81,141	82,208
Security available for sale	18,648	28,907	0	0	244
Loans, net	85,209	89,217	113,542	134,126	160,699
All other assets	16,275	13,572	11,339	17,906	9,369
Total Assets	$143,743	154,472	190,305	269,957	255,740
Deposit accounts	101,611	107,895	148,238	151,682	114,925
Federal Home Loan Bank advances	27,700	31,700	31,700	57,700	68,700
Other borrowings	0	0	0	41,800	41,800
Junior subordinated debenture	5,155	5,155	5,155	5,155	5,155
All other liabilities	2,367	2,936	2,377	2,332	2,395
Stockholders' equity	6,910	6,786	2,835	11,288	22,765
Total Liabilities and Stockholders' Equity	$143,743	154,472	190,305	269,957	255,740

For the Year:

Total interest income	5,162	6,422	8,787	14,006	15,570
Total interest expense	2,581	3,427	4,867	8,351	9,211
Net interest income	2,581	2,995	3,920	5,655	6,359
Provision (credit) for loan losses	1,653	(149)	3,645	15,794	1,374
Net interest income (expense) after (credit)
provision for loan losses	928	3,144	275	(10,139)	4,985
Noninterest income (expense)	258	379	1,394	(145)	393
Noninterest expenses	5,883	7,229	9,773	4,698	4,545
(Loss) earnings before income taxes (benefit)	(4,697)	(3,706)	(8,104)	(14,982)	833
Income taxes (benefit)	0	41	349	(3,501)	313
Net (loss) earnings	$(4,697)	(3,747)	(8,453)	(11,481)	520
Net (loss) earnings per share, basic (1)	$(.17)	(.82)	(10.32)	(14.01)	.63
Net (loss) earnings per share, diluted (1)	$(.17)	(.82)	(10.32)	(14.01)	.63
Weighted-average number of shares
outstanding, basic (1)	27,362,672	4,576,304	819,358	819,358	819,261
Weighted-average number of shares outstanding, diluted (1)	27,362,672	4,576,304	819,358	819,358	830,608

Ratios and Other Data:

	2012	2011	2010	2009	2008

Return on average assets	(3.1)%	(2.1)%	(3.8)%	(4.2)%	0.2%
Return on average equity	(60.3)%	(204.0)%	(127.6)%	(55.6)%	2.3%
Average equity to average assets	5.2%	1.0%	3.0%	7.6%	9.2%
Net interest margin during the year	1.9%	1.8%	1.9%	2.1%	2.6%
Interest-rate differential during the year	2.5%	1.8%	1.9%	1.9%	2.3%
Net yield on average interest-earning assets	3.9%	3.8%	4.2%	5.3%	6.4%
Noninterest expenses to average assets	3.6%	4.1%	4.4%	1.7%	1.8%
Ratio of average interest-earning assets to
average interest-bearing liabilities	1.1	1.0	1.0	1.1	1.1

Nonperforming loans and foreclosed assets as a percentage of total assets at end of year	19.5%	23.0%	19.8%	10.9%	2.0%

Allowance for loan losses as a percentage of total loans at end of year	2.8%	2.6%	3.2%	6.5%	1.2%

Total number of banking offices	3	3	3	3	3

Total shares outstanding at end of year (1)	31,511,201	22,411,108	819,358	819,358	780,248

Book value per share at end of year (1)	$.22	.30	3.46	13.78	29.17

(1)  All share and per share amounts have been adjusted to reflect the 1-for-4 reverse stock split declared in October 2010 and 5% stock dividends declared in May 2009 and 2008.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

At December 31, 2012, the Company had total assets of $143.7 million, net loans of $85.2 million, and total deposits of $101.6 million and stockholders' equity of $6.9 million. During 2012, the Company had a net loss of $4.7 million.

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

The calculation of the allowance for loan losses is a complex process containing estimates which are inherently subjective and susceptible to significant revision as current information becomes available. The allowance is established and maintained at a level we believe is adequate to cover losses resulting from the inability of borrowers to make required payments on loans. Estimates for loan losses are determined by analyzing risks associated with specific loans and the loan portfolio, current trends in delinquencies and charge-offs, the views of our regulators, changes in the size and composition of the loan portfolio and peer comparisons. The analysis also requires consideration of the economic climate and direction, changes in the economic and interest rate environment which may impact a borrower's ability to pay, legislation impacting the banking industry and economic conditions specific to the tri-county region we serve in Southeast Florida. Because the calculation of the allowance for loan losses relies on our estimates and judgments relating to inherently uncertain events, results may differ from management’s estimates.

The allowance for loan losses is also discussed as part of "Loan Portfolio, Asset Quality and Allowance for Loan Losses" and in Note 3 of Notes to the Consolidated Financial Statements. Our significant accounting policies are discussed in Note 1 of Notes to the Consolidated Financial Statements.

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

Loan Portfolio, Asset Quality and Allowance for Loan Losses

Our primary business is making real estate loans. This activity may subject us to potential loan losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond our control. For the past several years, there has been a dramatic decrease in housing and real estate values in south Florida, coupled with a significant increase in the rate of unemployment. With most of our loans concentrated in south Florida, the decline in local economic conditions has adversely affected the values of our real estate collateral. These trends have contributed to an increase in our impaired loans and reduced asset quality. As of December 31, 2012, our impaired loans were approximately $20.0 million, or 23.5% of the net loan portfolio. Impaired loans and real estate owned were approximately $31.0 million as of this same date, or 21.5% of total assets. If market conditions continue to deteriorate, they may lead to additional valuation adjustments on our loan portfolio and real estate owned as we continue to reassess the market value of our loan portfolio, the losses associated with impaired loans, and the net realizable value of real estate owned.

The following table sets forth the composition of our loan portfolio:

	At December 31,
	2012		2011		2010
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
	(dollars in thousands)

Residential real estate	$30,064	34.32%	$31,142	34.03%	$40,130	34.27%
Multi-family real estate	3,916	4.47	4,109	4.49	4,213	3.60
Commercial real estate	39,126	44.66	44,312	48.42	55,119	47.07
Land and construction	7,276	8.30	11,783	12.87	17,292	14.77
Commercial	7,158	8.17	0	.00	0	.00
Consumer	70	.08	175	.19	358	.29

Total loans	87,610	100.00	91,521	100.00	117,112	100.00

Add (deduct):
Allowance for loan losses	(2,459)		(2,349)		(3,703)
Net deferred loan costs and discounts	58		45		133
Loans, net	$85,209		$89,217		$113,542

	At December 31,
	2009		2008
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)

Residential real estate	$55,915	39.06%	$58,693	36.25%
Multi-family real estate	5,162	3.61	9,588	5.92
Commercial real estate	58,901	41.14	73,541	45.42
Land and construction	22,355	15.61	19,223	11.87
Consumer	836	.58	878	.54

Total loans	143,169	100.00%	161,923	100.00%

Add (deduct):
Allowance for loan losses	(9,363)		(1,906)
Net deferred loan costs
and discounts	320		682

Loans, net	$134,126		$160,699

The following table sets forth the activity in the allowance for loan losses (in thousands):

	Year Ended December 31,
	2012	2011	2010	2009	2008

Beginning balance	$2,349	$3,703	$9,363	$1,906	$692
Provision (credit) for loan losses	1,653	(149)	3,645	15,794	1,374
Loans charged off	(1,848)	(1,739)	(9,424)	(8,337)	(160)
Recoveries	305	534	119	0	0
Ending balance	$2,459	$2,349	$3,703	$9,363	$1,906

The allowance for loan losses represents our estimate of probable incurred losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The allowance for loan losses represented 2.81% and 2.57% of the total loans outstanding at December 31, 2012 and 2011, respectively.

We evaluate the allowance for loan losses on a regular basis. The allowance for loan losses is determined based on our periodic review of several factors: reviews and evaluation of individual loans, historical loan loss experiences, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and current economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of two components. The first component consists of amounts specifically reserved (“specific allowance”) for specific loans identified as impaired, as defined by FASB Accounting Standards Codification No. 310 (“ASC 310”). Impaired loans are those loans that management has estimated will not repay as agreed upon. We measure impairment on a loan by loan basis for all our loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. A loan may be impaired (i.e. not expected to repay as agreed), but may be sufficiently collateralized such that we expect to recover all principal and interest eventually, and therefore no specific reserve is warranted.

The second component is a general reserve (“general allowance”) on all of our loans other than those identified as impaired. We group these loans into categories with similar characteristics and then apply a loss factor to each group which is derived from our historical loss experience for that category adjusted for qualitative factors such as economic conditions and other trends or uncertainties that could affect management's estimate of probable loss. The aggregate of these two components results in our total allowance for loan losses.

The following table sets forth our allowance for loan losses by loan type (dollars in thousands):

	At December 31,
	2012		2011		2010
		% of		% of		% of
		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans

Residential real estate	$434	34.32%	$566	34.03%	$1,285	34.27%
Multi-family real estate	267	4.47	247	4.49	282	3.60
Commercial real estate	1,372	44.66	1,334	48.42	1,542	47.07
Land and construction	166	8.30	187	12.87	514	14.77
Commercial	216	8.17	0	.00	0	.00
Consumer	4	.08	15	.19	80	.29

Total allowance for loan losses	$2,459	100.00%	$2,349	100.00%	$3,703	100.00%

Allowance for loan losses as
a percentage of total
loans outstanding		2.81%		2.57%		3.16%

	At December 31,
	2009		2008
		% of		% of
		Total		Total
	Amount	Loans	Amount	Loans

Residential real estate	$2,049	39.06%	$928	36.25%
Multi-family real estate	489	3.61	62	5.92
Commercial real estate	1,466	41.14	463	45.42
Land and construction	5,227	15.61	444	11.87
Consumer	132	.58	9	.54
Total allowance for loan losses	$9,363	100.00%	$1,906	100.00%
Allowance for loan losses as
a percentage of total
loans outstanding		6.54%		1.18%

The following summarizes impaired loans (in thousands):

	December 31, 2012			At December 31, 2011
	Recordeded Investment	Unpaid Principal Balance	Related Allowance	Recordeded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Residential real estate	$7,573	$8,024	$0	$7,919	$8,465	$0
Commercial real estate	8,661	11,412	0	15,577	17,960	0
Land and construction	886	2,410	0	7,241	11,652	0
Consumer	0	0	0	68	68	0
With an allowance recorded:
Commercial real estate	2,874	2,874	366	1,139	1,139	11
Total:
Residential real estate	$7,573	$8,024	$0	$7,919	$8,465	$0
Commercial real estate	$11,535	$14,286	$366	$16,716	$19,099	$11
Land and construction	$886	$2,410	$0	$7,241	$11,652	$0
Consumer	$0	$0	$0	$68	$68	$0
Total	$19,994	$24,720	$366	$31,944	$39,284	$11

During 2012, 2011 and 2010, the average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Average investment in impaired loans	$25,743	$37,549	$33,987
Interest income recognized on impaired loans	$175	$367	$313
Interest income received on a cash basis on impaired loans	$616	$834	$658

Nonaccrual and past due loans were as follows as of December 31, 2012, 2011, 2010 and 2009 (in thousands):

	At December 31,
	2012	2011	2010	2009
Nonaccrual loans	$17,079	$27,819	$34,530	$23,848
Past ninety days or more, but still
accruing interest	$0	$0	$0	$0

Liquidity and Capital Resources

Liquidity represents an institution's ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Our ability to respond to the needs of depositors and borrowers and to benefit from investment opportunities is facilitated through liquidity management.

Our primary sources of cash during the year ended December 31, 2012 were from principal repayments of securities available for sale of $11.0 million and proceeds from sale of common stock of $3.7 million. Cash was used primarily to repay $6.3 million of deposits, repay $4 million of Federal Home Loan Bank advances and fund $2.3 million of loans. In order to increase our core deposits, we have priced our deposit rates competitively. We will adjust rates on our deposits to attract or retain deposits as needed. We obtain funds primarily from depositors in our market area.

In addition to obtaining funds from depositors, we may borrow funds from other financial institutions. We are a member of the Federal Home Loan Bank of Atlanta, which allows us to borrow funds under a pre-arranged line of credit equal to $31.7 million. As of December 31, 2012, we had $27.7 million in borrowings outstanding from the Federal Home Loan Bank of Atlanta to facilitate loan fundings and manage our asset and liability structure.

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

The following table sets forth the amortized cost and fair value of our securities portfolio (in thousands):

At December 31, 2012:	Amortized Cost	Fair Value
Securities available for sale:
Mortgage-backed securities	$16,325	$15,629
U.S. Government and agency securities	2,097	3,019
	$18,422	$18,648
At December 31, 2011:
Securities available for sale:
Mortgage-backed securities	$23,853	$22,864
U.S. Government and agency securities	5,992	6,043
	$29,845	$28,907
At December 31, 2010:
Securities held to maturity:
Mortgage-backed securities	$50,957	$48,739

The following table sets forth, by maturity distribution, certain information pertaining to the securities portfolio (dollars in thousands):

	Within One Year	After One But Within Five Years	After Five Years Through Ten Years	After Ten Years	Total	Yield
At December 31, 2012:
Mortgage-backed securities	$0	$0	$2,915	$12,510	$15,425	4.57%
U.S. Government and agency securities	2,997	0	0	0	2,997	0.96%
	$2,997	$0	$2,915	$12,510	$18,422
At December 31, 2011:
Mortgage-backed securities	$0	$0	$4,373	$19,480	$22,853	4.03%
U.S. Government and agency securities	2,998	2,994	0	0	5,992	0.86%
	$2,998	$2,994	$4,373	$19,480	$29,845
At December 31, 2010:
Mortgage-backed securities	$4,001	$5,988	$1,887	$39,081	$50,957	4.25%

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

During the year ended December 31, 2010, the Company sold $44.9 million held to maturity securities in order to downsize and deleverage its balance sheet, recognizing net gains of $1.3 million. This action was taken in an effort to comply with a significant increase in the regulatory capital requirements imposed on the Bank under the Consent Order issued by the FDIC and Florida Office of Financial Regulation.

At December 31, 2012, $6.6 million of the $18.6 million in mortgage-backed securities ("MBS") were U.S. agency MBS and $12.0 million were private label MBS. Approximately $11.3 million of the private label MBS at December 31, 2011 were rated sub-investment grade securities by the securities rating agencies. In general, non-investment grade securities cannot be used to collateralize borrowings and are considered to be substandard assets by the Federal regulatory agencies.

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

Quantitative measures established by regulation and by the Consent Order to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. As of December 31, 2012, we did not meet the minimum applicable capital adequacy requirements. See "Supervision and Regulation – Bank Regulation- Capital Adequacy Requirements" with respect to the required Tier 1 capital to total assets ratios of 8%.

Our actual and required minimum capital ratios were as follows (in thousands):

Regulatory Capital Requirements

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Provisions		Requirements of Consent Order
	Amount	%	Amount	%	Amount	%	Amount	%
As of December 31, 2012:

Total Capital to Risk-
Weighted Assets	$13,506	11.48	$9,412	8.00	$11,765	10.00	$14,118	12.00
Tier I Capital to Risk-
Weighted Assets	12,035	10.23	4,706	4.00	7,059	6.00	N/A	N/A
Tier I Capital
to Total Assets	12,035	8.12	5,932	4.00	7,415	5.00	11,864	8.00

As of December 31, 2011:

Total Capital to Risk-
Weighted Assets	14,382	12.48	9,221	8.00	11,526	10.00	13,832	12.00
Tier I Capital to Risk-
Weighted Assets	12,930	11.22	4,611	4.00	6,916	6.00	N/A	N/A
Tier I Capital
to Total Assets	12,930	7.76	6,668	4.00	8,335	5.00	13,335	8.00

As of December 31, 2010:

Total Capital to Risk-
Weighted Assets	9,639	6.70	11,513	8.00	14,392	10.00	17,270	12.00
Tier I Capital to Risk-
Weighted Assets	7,817	5.43	5,757	4.00	8,635	6.00	N/A	N/A
Tier I Capital
to Total Assets	7,817	4.02	7,786	4.00	9,733	5.00	15,572	8.00

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

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution’s interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. The gap ratio is computed as the amount of rate sensitive assets less the amount of rate sensitive liabilities divided by total assets. A gap is considered positive when the amount of interest-rate sensitive assets exceeds interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would adversely affect net interest income, while a positive gap would result in an increase in net interest income. During a period of falling interest rates, a negative gap would result in an increase in net interest income, while a positive gap would adversely affect net interest income.

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

The following table sets forth certain information relating to our interest-earning assets and interest-bearing liabilities at December 31, 2012, that are estimated to mature or are scheduled to reprice within the period shown (dollars in thousands):

Gap Maturity / Repricing Schedule

		More	More
		than One	than Five
	One	Year and	Years and	Over
	Year or	Less than	Less than	Fifteen
	Less	Five Years	Fifteen Years	Years	Total
Loans (1):
Residential real estate loans	$21,162	$5,229	$1,920	$1,753	$30,064
Multi-family real estate loans	3,093	746	25	52	3,916
Commercial real estate loans	29,138	9,988	0	0	39,126
Land and construction	2,047	4,945	284	0	7,276
Consumer loans	5,789	369	1,000	0	7,158
Consumer	13	57	0	0	70
Total loans	61,242	21,334	3,229	1,805	87,610
Securities (2)	2,997	0	5,769	9,656	18,422
Federal Home Loan Bank stock	1,478	0	0	0	1,478
Total rate-sensitive assets	65,717	21,334	8,998	11,461	107,510
Deposit accounts (3):
Money-market deposits	31,738	0	0	0	31,738
Interest-bearing checking deposits	1,714	0	0	0	1,714
Savings deposits	701	0	0	0	701
Time deposits	37,814	25,018	0	0	62,832
Total deposits	71,967	25,018	0	0	96,985
Federal Home Loan Bank advances	7,500	20,200		0	27,700
Junior subordinated debenture	0	0	0	5,155	5,155
Total rate-sensitive liabilities	79,467	45,218	0	5,155	129,840
GAP (repricing differences)	$(13,750)	$(23,884)	$8,998	$6,306	$(22,330)
Cumulative GAP	$(13,750)	$(37,634)	$(28,636)	$(22,330)	$(22,330)
Cumulative GAP/total assets	(9.57)%	(26.18)%	(19.92)%	(15.53)%

(1)
In preparing the table above, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayment, according to their maturities.

(2)	Securities are scheduled through the repricing date.

(3)	Money-market, interest-bearing checking and savings deposits are regarded as readily accessible withdrawable accounts. All other time deposits are scheduled through the maturity dates.

The following table sets forth loan maturities by type of loan at December 31, 2012 (in thousands):

		After One
	One Year	But Within	After
	or Less	Five Years	Five Years	Total
Residential real estate	$0	$2,069	$27,995	$30,064
Multi-family real estate	0	555	3,361	3,916
Commercial real estate	1,800	14,816	22,510	39,126
Land and construction	0	2,070	5,206	7,276
Commercial	1,927	597	4,634	7,158
Consumer	0	70	0	70
Total	$3,727	$20,177	$63,706	$87,610

The following table sets forth the maturity or repricing of loans by interest type at December 31, 2012 (in thousands):

		After One
	One Year	But Within	After
	or Less	Five Years	Five Years	Total
Fixed interest rate	$1,633	$8,110	$3,750	$13,493
Variable interest rate	59,382	13,451	1,284	74,117
Total	$61,015	$21,561	$5,034	$87,610

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We are party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit. At December 31, 2012, we had no outstanding commitments to originate real estate loans. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the consolidated balance sheet. The contractual amounts of those instruments reflect the extent of the Company's involvement in particular classes of financial instruments.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed-expiration dates or other termination clauses and may require payment of a fee. Since certain commitments expire without being drawn upon, the total committed amounts do not necessarily represent future cash requirements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if we deem it necessary in order to extend credit, is based on management's credit evaluation of the counterparty.

The following is a summary of the Bank's contractual obligations, including certain on-balance sheet obligations, at December 31, 2012 (in thousands):

	Payments Due by Period
		Less			More
		Than 1	1-3	3-5	Than 5
Contractual Obligations	Total	Year	Years	Years	Years

Federal Home Loan Bank advances	$27,700	$7,500	$18,600	$1,600	$0
Junior subordinated debenture	5,155	0	0	0	5,155
Operating leases	520	80	176	176	88
Total	$33,375	$7,580	$18,776	$1,776	$5,243

Deposits

Deposits traditionally are the primary source of funds for our use in lending, making investments and meeting liquidity demands. We have focused on raising time deposits primarily within our market area, which is the tri-county area of Broward, Miami-Dade and Palm Beach counties. However, we offer a variety of deposit products, which we promote within our market area. Net deposits decreased $6.4 million in 2012 and decreased $40.3 million in 2011.

We have used brokered deposits to facilitate mortgage loan fundings in circumstances when larger than anticipated loan volumes occur and there is limited time to fund the additional loan demand through traditional deposit solicitation. In general, brokered deposits can be obtained in one to three days. The rates paid on these deposits are typically equal to or slightly less than the high end of the interest rates in our market area. Brokered deposits amounted to $0.3 million and $0.4 million as of December 31, 2012 and December 31, 2011, respectively. We have reduced our reliance on brokered deposits which are considered a more volatile source of funding by no longer accepting or rolling over existing brokered deposits.

The following table displays the distribution of the Bank's deposits at December 31, 2012, 2011 and 2010 (dollars in thousands):

	At December 31,
	2012		2011		2010
	Amount	% of Deposits	Amount	% of Deposits	Amount	% of Deposits
Noninterest-bearing demand deposits	$4,626	4.45%	$515	.48%	$309	.21%
Interest-bearing demand deposits	1,714	1.69	1,213	1.12	986	.67
Money-market deposits	31,738	31.27	33,265	30.83	33,854	22.83
Savings	701	.69	1,060	.98	1,814	1.22
Subtotal	38,779	38.10	36,053	33.41	36,963	24.93
Time deposits:
0.00% – 0.99%	$32,686	32.20%	$22,567	20.92%	$9,046	6.10%
1.00% – 1.99%	23,398	23.05	38,290	35.49	83,601	56.40
2.00% – 2.99%	5,102	5.03	9,052	8.39	15,455	10.43
3.00% – 3.99%	454	.45	592	.55	987	.67
4.00% – 4.99%	1,192	1.17	1,341	1.24	1,460	.98
5.00% – 5.99%	0	0	0	0	726	.49
6.00% – 6.99%	0	0	0	0	0	0
Total time deposits (1)	62,832	61.90	71,842	66.6	111,275	75.07
Total deposits	$101,611	100.00%	$107,895	100.00%	$148,238	100.00%

(1)  Included are Individual Retirement Accounts (IRA's) totaling $6,451,000 and $7,074,000 at December 31, 2012 and 2011, respectively, all of which are in the form of time deposits.

Deposits of $100,000 or more, or Jumbo Time Deposits, are generally considered a more unpredictable source of funds. The following table sets forth our maturity distribution of deposits of $100,000 or more at December 31, 2012 and 2011 (in thousands):

	At December 31,
	2012	2011
Due three months or less	$4,819	$10,486
Due more than three months to six months	4,816	7,754
More than six months to one year	6,104	6,654
One to five years	11,717	5,261
Total	$27,456	$30,155

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

	Years Ended December 31,
	2012			2011			2010
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate

Interest-earning assets:
Loans	$88,968	4,040	4.54%	$104,227	4,625	4.44%	$129,947	$6,301	4.85%
Securities	25,247	1,038	4.11	43,575	1,729	3.97	45,027	2,409	5.35
Other interest-earning
assets (1)	24,751	84	0.34	21,266	68	0.32	33,555	77	0.23
Total interest-earning
assets/interest income	138,966	5,162	3.71	169,068	6,422	3.80	208,529	8,787	4.21
Cash and due from banks	1,945			290			1,164
Premises and equipment	2,766			2,744			2,872
Other assets	7,630			5,291			7,341
Total assets	$151,307			$177,393			$219,906
Interest-bearing liabilities:
Savings, NOW and money-market deposits	35,164	220	0.63	35,261	271	0.77	41,555	486	1.17
Time deposits	69,340	883	1.27	100,583	1,611	1.60	114,817	2,297	2.00
Borrowings (4)	35,170	1,478	4.20	36,855	1,545	4.19	51,194	2,084	4.07
Total interest-bearing
liabilities/interest
expense	139,674	2,581	1.85	172,699	3,427	1.98	207,566	4,867	2.34
Noninterest-bearing demand
deposits	1,194			527			507
Other liabilities	2,647			2,331			5,208
Stockholders' equity	7,792			1,836			6,625
Total liabilities and
stockholders' equity	$151,307			$177,393			$219,906
Net interest income		$2,581			$2,995			$3,920
Interest rate spread (2)			1.86%			1.82%			1.87%
Net interest margin (3)			1.86%			1.77%			1.88%
Ratio of average interest-earning
assets to average interest- bearing liabilities			0.99			0.98			1.00

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

	Year Ended December 31, 2012 versus 2011
	Increases (Decreases) Due to Change In:
	Rate	Volume	Rate/ Volume	Total
Interest-earning assets:
Loans	$108	$(677)	$(16)	$(585)
Securities	63	(727)	(27)	(691)
Other interest-earning assets	3	12	1	16
Total interest-earning assets	174	(1,392)	(42)	(1,260)
Interest-bearing liabilities:
Savings, NOW and money-market	(50)	(1)	0	(51)
Time deposits	(331)	(501)	103	(729)
Other	13,944	(1,397)	(12,613)	(66)
Total interest-bearing liabilities	13,563	(1,899)	(12,510)	(846)
Net interest income	$(13,389)	$507	$12,468	$(414)

	Year Ended December 31, 2011 versus 2010 Increases (Decreases) Due to Change In:
	Rate	Volume	Rate/ Volume	Total
Interest-earning assets:
Loans	$(532)	$(1,249)	$105	$(1,676)
Securities	(622)	(78)	20	(680)
Other interest-earning assets	30	(28)	(11)	(9)
Total interest-earning assets	(1,124)	(1,355)	114	(2,365)
Interest-bearing liabilities:
Savings, NOW and money-market	(167)	(74)	25	(216)
Time deposits	(459)	(285)	57	(687)
Other	62	(583)	(16)	(537)
Total interest-bearing liabilities	(564)	(942)	66	(1,440)
Net interest income	$(560)	$(413)	$48	$(925)

Financial Condition as of December 31, 2012 Compared to December 31, 2011

The Company’s total assets decreased by $10.8 million, to $143.7 million at December 31, 2012, from $154.5 million at December 31, 2011, due to the Company's strategy of downsizing in order to preserve its capital ratios. The Company reduced its loans and securities as well as its interest bearing time deposits.

In June 2011, the Company transferred securities with a book value of approximately $50.5 million from the held to maturity category to the available for sale category. The fair value of the securities was $49.8 million resulting in unrealized losses of approximately $0.7 million.

In the last quarter of 2011, the Company issued 21.6 million shares of its common stock in a private placement offering, resulting in additional capital of $8.6 million. In 2012, the Company issued an additional 9.0 million shares of common stock resulting in additional capital of $3.7 million.

The Company currently needs to increase its capital in order for the Company and the Bank to comply with their capital requirements under the Consent Order and the Written Agreement.

At December 31, 2012, after giving effect to $12.3 million in the new capital received in 2012, the Bank had a Tier 1 leverage ratio of 8.12%, which exceeded the 8% requirement of the Consent Order and a total risk-based capital ratio of 11.48%, which was below the 12% requirement of the Consent Order. At December 31, 2012, the Bank would have needed approximately $600,000 in additional capital in order to comply with the total risk-based capital ratio requirement of the Consent Order.

The Company currently expects that it will report losses through at least the end of 2013. As a result the Company estimates that it needs to raise at least $4,600,000 in order to comply with the capital requirements under the Consent Order and the Written Agreement through the end of 2013.

In March 2013, the Company and Mr. Gubin entered into an amended stock purchase agreement under which the Company would sell 7,333,333 shares to Mr. Gubin at price to $0.30 per share. The amended transaction with Mr. Gubin is subject to approval by the Federal Reserve Board of Governors and the OFR. Although Mr. Gubin has filed the required applications with Federal Reserve and the OFR, together with several amendments, these agencies have not yet approved the applications. At the time present, neither the Company nor Mr. Gubin is able to predict when or if the applications will be approved.

The amended transaction with Mr. Gubin is also subject to approval by the shareholders of the Company. The Company expects to submit the issue to the shareholders for approval at the Company’s 2013 annual meeting.

If the required regulatory approvals are received, the Company would receive proceeds from the transaction of $2.2 million. The agreement terminates if the conditions are not fulfilled and the closing does not occur by September 30, 2013. Substantially all the proceeds from the transaction will be utilized by the Company to increase the capital of the Bank.

If the $2.2 million proceeds of the transaction with Mr. Gubin had been contributed to the Bank as of December 31, 2012, the Bank’s tier 1 leverage and total risk-based capital ratios (on a pro forma basis) would have improved to 9.6% and 13.3%, respectively.

The actual improvement in the Bank’s capital ratios after the transaction of Mr. Gubin is completed will depend on the closing date of the Gubin Transaction; the level of the Bank’s assets and liabilities at that time, the amount of the Bank’s losses between December 31, 2012 and the date of the closing, and the amount of any additional capital received from other sources.

The additional $2.2 million in capital from Mr. Gubin is expected to provide the Company and the Bank with additional working capital to implement the Bank’s business plan, including addressing non-performing loans and funding expanded lending and investment activities.

Regardless of whether the Company is able to complete the transaction with Mr. Gubin, the Company will still need to sell additional shares of common stock to comply with the capital requirements through the end of 2013 and in subsequent years. At the present time, the Company has not received any commitments from any third parties to purchase any additional shares other than the commitment from Mr. Gubin. Accordingly, it is uncertain whether the Company will be able to obtain the capital that is required or the price and terms of any capital that is obtained.

Results of Operations for Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

General. Net loss for the year ended December 31, 2012, was $4.7 million or $(.17) per basic and diluted share compared to a net loss of $3.7 million or $(.82) per basic and diluted share for the year ended December 31, 2011. This $1.0 million increase in the Company's net loss was primarily due to a $1.8 million increase in the provision for loan losses.

Interest Income. Interest income decreased to $5.2 million for the year ended December 31, 2012 compared to $6.4 million for the year ended December 31, 2011. Interest income on loans decreased by $0.6 million due primarily to a decrease in the average loan portfolio balance in 2012. Interest on securities decreased by $0.7 million due primarily to a decrease in the average balance of the securities portfolio in 2012.

Interest Expense. Interest expense on deposit accounts decreased to $1.1 million for the year ended December 31, 2012, from $1.9 million for the year ended December 31, 2011. Interest expense on deposits decreased primarily because of a decrease in the average yield paid in 2012 and a decrease in the average balance of deposits.

Provision (Credit) for Loan Losses. The provision (credit) for loan losses for the year ended December 31, 2012, was $1.7 million compared to $(149,000) for the same period in 2011. The provision (credit) for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the loan portfolio at December 31, 2012. Management's periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower's ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other qualitative factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $2.5 million or 2.81% of loans outstanding at December 31, 2012, compared to $2.3 million or 2.57% of loans outstanding at December 31, 2011. The decrease in the allowance was due to the use of specific reserves for charge-offs of loans deemed uncollectible. Management believes the balance in the allowance for loan losses at December 31, 2012 is adequate.

Noninterest Income. Total noninterest income decreased to $0.3 million for the year ended December 31, 2012, from $0.4 million for the year ended December 31, 2011 primarily due to gains recognized on the sale of securities as part of the downsizing of the Company in the first quarter of 2011.

Noninterest Expenses. Total noninterest expenses decreased by $1.8 million, to $5.5 million for the year ended December 31, 2012 from $7.2 million for the year ended December 31, 2011, primarily due to a $0.8 million decrease in expenses relating to foreclosed real estate, a $0.5 million decrease in professional fees and a $.4 million decline in regulatory assessments.

Income Taxes. Income taxes for the years ended December 31, 2012 and 2011 were $0 and $41,000, respectively.

Results of Operations for Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

General. Net loss for the year ended December 31, 2011, was $3.8 million or $(.82) per basic and diluted share compared to a net loss of $8.5 million or $(10.32) per basic and diluted share for the year ended December 31, 2010. This $4.7 million decrease in the Company's net loss was primarily due to a $3.8 million decrease in the provision for loan losses.

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

(Credit) Provision for Loan Losses. The provision (credit) for the year ended December 31, 2011, was $(149,000) compared to $3.6 million for the same period in 2010. The provision (credit) for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the loan portfolio at December 31, 2011. Management's periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower's ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other qualitative factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $2.3 million or 2.57% of loans outstanding at December 31, 2011, compared to $3.7 million or 3.16% of loans outstanding at December 31, 2010. The decrease in the allowance was due to the use of specific reserves for charge-offs of loans deemed uncollectible. Management believes the balance in the allowance for loan losses at December 31, 2011 is adequate.

Noninterest Income. Total noninterest income decreased to $0.4 million for the year ended December 31, 2011, from $1.4 million for the year ended December 31, 2010 primarily due to gains recognized on the sale of securities as part of the downsizing of the Company in the first quarter of 2010.

Noninterest Expenses. Total noninterest expenses decreased by $2.6 million, to $7.2 million for the year ended December 31, 2011 from $9.8 million for the year ended December 31, 2010, primarily due to a $3.7 million loss on the early extinguishment of debt associated with the Company's downsizing in 2010, offset in part by a $.9 million increase in foreclosed real estate expenses and a $.2 million increase in insurance expense in 2011.

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

Item 8.   Financial Statements

Report of Independent Registered Public Accounting Firm

OptimumBank Holdings, Inc.
Fort Lauderdale, Florida:

We have audited the accompanying consolidated balance sheets of OptimumBank Holdings, Inc. and Subsidiary (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

HACKER, JOHNSON & SMITH PA

Fort Lauderdale, Florida

March 25, 2013

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

	December 31,
	2012	2011
Assets

Cash and due from banks	$4,541	$1,101
Interest-bearing deposits with banks	19,070	5,123
Federal funds sold	0	16,552

Total cash and cash equivalents	23,611	22,776

Securities available for sale	18,648	28,907

Loans, net of allowance for loan losses of $2,459 and $2,349	85,209	89,217
Federal Home Loan Bank stock	1,478	2,159
Premises and equipment, net	2,906	2,691
Foreclosed real estate, net	10,938	7,646
Accrued interest receivable	499	499
Other assets	454	577

Total assets	$143,743	$154,472

Liabilities and Stockholders' Equity

Liabilities:
Noninterest-bearing demand deposits	4,626	515
Savings, NOW and money-market deposits	34,153	35,538
Time deposits	62,832	71,842

Total deposits	101,611	107,895

Federal Home Loan Bank advances	27,700	31,700

Junior subordinated debenture	5,155	5,155

Advanced payment by borrowers for taxes and insurance	461	567
Official checks	581	1,113
Other liabilities	1,325	1,256

Total liabilities	136,833	147,686

Commitments and contingencies (Notes 4, 13, 15 and 18)

Stockholders' equity:
Preferred stock, no par value; 6,000,000 shares authorized,
no shares issued or outstanding	0	0
Common stock, $.01 par value; 50,000,000 shares authorized in
2012 and 2011, 31,511,201 and 22,411,108 shares issued and
outstanding in 2012 and 2011	315	224
Additional paid-in capital	31,057	27,491
Accumulated deficit	(24,688)	(19,991)
Accumulated other comprehensive income (loss)	226	(938)

Total stockholders' equity	6,910	6,786

Total liabilities and stockholders' equity	$143,743	$154,472

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Operations
(In thousands, except share amounts)

	Year Ended December 31,
	2012	2011
Interest income:
Loans	$4,040	$4,625
Securities	1,038	1,729
Other	84	68

Total interest income	5,162	6,422

Interest expense:

Deposits	1,103	1,882

Borrowings	1,478	1,545

Total interest expense	2,581	3,427

Net interest income	2,581	2,995

Provision (credit) for loan losses	1,653	(149)

Net interest income after provision (credit) for loan losses	928	3,144

Noninterest income:
Service charges and fees	72	30
Gain on sale of securities	0	153
Other	186	196

Total noninterest income	258	379

Noninterest expenses:
Salaries and employee benefits	1,746	1,791
Occupancy and equipment	512	536
Data processing	229	192
Professional fees	1,114	1,573
Insurance	285	397
Foreclosed real estate expenses	550	1,319
Regulatory assessments	305	694
Other	733	727

Total noninterest expenses	5,474	7,229

Other-than-temporary impairment on securities:
Total other-than-temporary impairment losses	409	0
Portion of losses recognized in other comprehensive income	0	0

Net impairment loss	409	0

Loss before income taxes	(4,697)	(3,706)

Income taxes	0	41

Net loss	$(4,697)	$(3,747)

Net loss per share:
Basic	$(.17)	$(.82)
Diluted	$(.17)	$(.82)

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2012	2011

Net loss	$(4,697)	$(3,747)

Other comprehensive income (loss)-
Unrealized gains (loss) on securities available for sale:
Unrealized holding gains (losses) arising
during the year	755	(938)
Reclassification adjustment for other-than-temporary
impairment losses recognized	409	-

Net change in unrealized gain (loss)	1,164	(938)

Comprehensive loss	$(3,533)	$(4,685)

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2012 and 2011
(Dollars in thousands)
Accumulated Other

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Compre- hensive Income	Total Stockholders'
	Shares	Amount	Capital	Deficit	(Loss)	Equity

Balance at December 31, 2010	819,358	$8	$19,071	$(16,244)	$0	$2,835

Proceeds from sale of common stock	21,591,750	216	8,420	0	0	8,636

Net change in unrealized loss on securities available for sale	0	0	0	0	(938)	(938)

Net loss	0	0	0	(3,747)	0	(3,747)

Balance at December 31, 2011	22,411,108	$224	$27,491	$(19,991)	$(938)	$6,786

Proceeds from sale of common stock	9,047,500	90	3,539	0	0	3,629

Stock compensation	52,593	1	27	0	0	28

Net change in unrealized loss on securities available for sale	0	0	0	0	1,164	1,164

Net loss	0	0	0	(4,697)	0	(4,697)

Balance at December 31, 2012	31,511,201	$315	$31,057	$(24,688)	$226	$6,910

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(4,697)	$(3,747)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	128	105
Provision (credit) for loan losses	1,653	(149)
Decrease in income taxes receivable	0	772
Gain on sale of securities	0	(153)
Stock compensation	28	0
Net amortization of fees, premiums and discounts	22	124
Decrease in accrued interest receivable	0	145
Decrease in other assets	123	262
Loss on sale of foreclosed real estate	32	186
Write-down of foreclosed real estate	102	772
(Decrease) increase in official checks and other liabilities	(463)	798
Other-than-temporary impairment of securities available for sale	409	0

Net cash used in operating activities	(2,663)	(885)

Cash flows from investing activities:
Purchases of securities	0	(5,048)
Principal repayments and calls of securities	11,007	15,299
Proceeds from sale of securities	0	10,961
Net (increase) decrease in loans	(2,320)	15,310
Purchase of premises and equipment, net	(343)	0
Proceeds from sale of foreclosed real estate, net	1,291	3,704
Capital improvements on foreclosed real estate	(57)	0
Redemption of Federal Home Loan Bank stock	681	1,014

Net cash provided by investing activities	10,259	41,240

Cash flows from financing activities:
Net decrease in deposits	(6,284)	(40,343)
Proceeds from sale of common stock	3,629	8,636
Repayments of Federal Home Loan Bank advances	(4,000)	0
Net decrease in advanced payment by borrowers
for taxes and insurance	(106)	(239)

Net cash used in financing activities	(6,761)	(31,946)

Net increase in cash and cash equivalents	835	8,409

Cash and cash equivalents at beginning of the year	22,776	14,367

Cash and cash equivalents at end of the year	$23,611	$22,776

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows, Continued
(In thousands)

	Year Ended December 31,
Supplemental disclosure of cash flow information:	2012	2011

Cash paid during the year for:
Interest	$2,458	$3,283

Income taxes	$0	$0

Noncash transactions:
Change in accumulated other comprehensive loss, net change in unrealized loss on securities available for sale	$1,164	$938

Transfer of securities held to maturity to available for sale	$0	$50,534

Loans transferred to foreclosed real estate	$4,660	$9,093

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012 and 2011 and the Years Then Ended

(1)	Summary of Significant Accounting Policies

Organization. OptimumBank Holdings, Inc. (the "Holding Company") is a one-bank holding company and owns 100% of OptimumBank (the "Bank"), a state (Florida)-chartered commercial bank.  The Bank's wholly-owned subsidiaries are OB Real Estate Management, LLC, OB Real Estate Holdings, LLC and OB Real Estate Holding 1503, LLC, all of which were formed in 2009, OB Real Estate Holdings 1695, OB Real Estate Holdings 1669, OB Real Estate Holdings 1645, OB Real Estate Holdings 1620 and OB Real Estate Holdings 1565, all formed in 2010; OB Real Estate Holdings 1443 and OB Real Estate Holdings Northwood, OB Real Estate Holdings 1596, OB Real Estate Holdings 1636 formed in 2011; and OB Real Estate Holdings 1655, OB Real Estate Holdings 1692, OB Real Estate Holdings 1704, OB Real Estate Holdings Rosemary and OB Real Estate Holdings Sillato formed in 2012 (the "Real Estate Holding Subsidiaries").  The Holding Company's only business is the operation of the Bank and its subsidiaries (collectively, the "Company").  The Bank's deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). The Bank offers a variety of community banking services to individual and corporate customers through its three banking offices located in Broward County, Florida.  OB Real Estate Management, LLC is primarily engaged in managing foreclosed real estate.  This subsidiary had no activity in 2012 and 2011.  All other subsidiaries are primarily engaged in holding and disposing of foreclosed real estate.

Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Holding Company, the Bank and the Real Estate Holding Subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.  The accounting and reporting practices of the Company conform to U.S. generally accepted accounting principles and to general practices within the banking industry. The following summarizes the more significant of these policies and practices:

Use of Estimates.  In preparing consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, and the deferred tax asset.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued

Cash and Cash Equivalents.  For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, interest-bearing deposits and federal funds sold, all of which have original maturities of ninety days or less.

The Company may be required by law or regulation to maintain cash reserves in the form of vault cash or in accounts with other banks. There were no reserve balances required at December 31, 2012 and 2011.

Securities.  Securities may be classified as either trading, held to maturity or available for sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in operations.  Held to maturity securities are those which management has the positive intent and ability to hold to maturity and are reported at amortized cost.  Available for sale securities consist of securities not classified as trading securities nor as held to maturity securities.  Unrealized holding gains and losses on available for sale securities are reported as a net amount in accumulated other comprehensive income (loss) in stockholders' equity until realized.  Gains and losses on the sale of available for sale securities are determined using the specific-identification method. Premiums and discounts on securities are recognized in interest income using the interest method over the period to maturity.

Loans.  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal, adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs.

Commitment fees and loan origination fees are deferred and certain direct origination costs are capitalized.  Both are recognized as an adjustment of the yield of the related loan.

The accrual of interest on loans is discontinued at the time the loan is ninety days delinquent unless the loan is well collateralized and in process of collection.  In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued

Allowance for Loan Losses.  The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to operations.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  There were no changes in the Company's accounting policies or methodology during the years ended December 31, 2012 and 2011.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired. For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loans are lower than the carrying value of those loans.  The general component covers all other loans and is based on historical loss experience adjusted for qualitative factors.

The historical loss component of the allowance is determined by losses recognized by portfolio segment over the preceding three years. The historical loss experience is adjusted for the risks by each portfolio segment. Risk factors impacting loans in each of the portfolio segments include: economic trends and conditions; experience, ability and depth of lending management; national and local political environment;  industry conditions and trends in charge-offs; and other trends or uncertainties that could affect management's estimate of probable losses.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for single-family and commercial real estate, land and construction and multi-family real estate loans, and consumer loans, by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral-dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued

Foreclosed Real Estate. Real estate acquired through, or in lieu of, loan foreclosure is to be sold and is initially recorded at fair value less estimated selling costs at the date of foreclosure establishing a new cost basis.  After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of the new cost basis or fair value less cost to sell.  Revenue and expenses from operations are included in the consolidated statements of operations.

Premises and Equipment.  Land is stated at cost.  Buildings and improvements, furniture, fixtures, equipment, and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization expense are computed using the straight-line method over the estimated useful life of each type of asset or lease term, if shorter.

Preferred Securities of Unconsolidated Subsidiary Trust. On September 30, 2004, the Company acquired the common stock of OptimumBank Holdings Capital Trust I ("Issuer Trust"), an unconsolidated subsidiary trust.  The Issuer Trust used the proceeds from the issuance of $5,000,000 of its preferred securities to third-party investors and common stock to acquire a $5,155,000 debenture issued by the Company.  This debenture and certain capitalized costs associated with the issuance of the securities comprise the Issuer Trust's only assets and the interest payments from the debentures finance the distributions paid on the preferred securities. The Company recorded the debenture in "Junior Subordinated Debenture" and its equity interest in the business trust in "Other Assets" on the consolidated balance sheets (See Note 7).

The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the preferred securities of the Issuer Trust subject to the terms of the guarantee.

Transfer of Financial Assets.  Transfers of financial assets or a participating interest in an entire financial asset are accounted for as sales, when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.  A participating interest is a portion of an entire financial asset that (1) conveys proportionate ownership rights with equal priority to each participating interest holder (2) involves no recourse (other than standard representations and warranties) to, or subordination by, any participating interest holder, and (3) does not entitle any participating interest holder to receive cash before any other participating interest holder.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued

Income Taxes.  There are two components of income tax expense: current and deferred.  Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.  Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.

Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management's judgment.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.  As of December 31, 2012, management is not aware of any uncertain tax positions that would have a material effect on the Company's consolidated financial statements.

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

The Holding Company and the Bank file a consolidated income tax return.  Income taxes are allocated proportionately to the Holding Company and the Bank as though separate income tax returns were filed.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued

Advertising.  The Company expenses all media advertising as incurred.  Media advertising expense included in other noninterest expenses in the accompanying consolidated statements of operations was approximately $42,000 and $9,800 during the years ended December 31, 2012 and 2011, respectively.

Stock Compensation Plan.  The Company has adopted the fair value recognition method and expenses the fair value of any stock options as they vest.  Under the fair value recognition method, the Company recognizes stock-based compensation in the accompanying consolidated statements of operations.

Loss Per Share.  Basic loss per share is computed on the basis of the weighted-average number of common shares outstanding.  In 2012 and 2011, basic and diluted loss per share is the same due to the net loss incurred by the Company.  Loss per common share has been computed based on the following:

	Year Ended December 31,
	2012	2011
Weighted-average number of common shares outstanding used to calculate basic and diluted loss per common share	27,362,672	4,576,304

Off-Balance-Sheet Financial Instruments.  In the ordinary course of business the Company may enter into off-balance-sheet financial instruments consisting of commitments to extend credit.  Such financial instruments are recorded in the consolidated financial statements when they are funded.

Fair Value Measurements.  Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy describes three levels of inputs that may be used to measure fair value:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and model-driven valuations whose inputs are observable or whose significant value drivers are observable. Valuations may be obtained from, or corroborated by, third-party pricing services.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued

Fair Value Measurements, Continued.

Level 3: Unobservable inputs to measure fair value of assets and liabilities for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based upon the best information at the time, to the extent that inputs are available without undue cost and effort.

The following describes valuation methodologies used for assets measured at fair value:

Securities Available for Sale. Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, certain mortgage products and exchange-traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows.  Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include certain mortgage-backed securities and U.S. Government and agency securities.

Impaired Loans.  The Company's impaired loans are normally collateral dependent and, as such, are carried at the lower of the Company's net recorded investment in the loan or fair market value of the collateral less estimated selling costs.  Estimates of fair value are determined based on a variety of information, including the use of available appraisals, estimates of market value by licensed appraisers or local real estate brokers and the knowledge and experience of the Company's management related to values of properties in the Company's market areas. Management takes into consideration the type, location and occupancy of the property as well as current economic conditions in the area the property is located in assessing estimates of fair value. Accordingly, fair value estimates for impaired loans are classified as Level 3.

Foreclosed Real Estate.  Estimates of fair values are determined based on a variety of information, including the use of available appraisals, estimates of market value by licensed appraisers or local real estate brokers and the knowledge and experience of the Company's management related to values of properties in the Company's market areas. Management takes into consideration the type, location and occupancy of the property as well as current economic conditions in the area the property is located in assessing estimates of fair value.  Accordingly, the fair values estimates for foreclosed real estate are classified as Level 3.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued

Fair Values of Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values of financial instruments disclosed herein:

Cash and Cash Equivalents. The carrying amounts of cash and cash equivalents approximate their fair value.

Securities. Fair values for securities are based on the framework for measuring fair value established by GAAP.

Federal Home Loan Bank Stock. Fair value of the Company's investment in Federal Home Loan Bank stock is based on its redemption value, which is its cost of $100 per share.

Loans.  For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values.  Fair values for fixed-rate loans, including fixed-rate residential and commercial real estate and commercial loans, are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Accrued Interest Receivable. The carrying amount of accrued interest approximates its fair value.

Deposit Liabilities.  The fair values disclosed for demand, NOW, money-market and savings deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts).  Fair values for fixed-rate time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on time deposits to a schedule of aggregated expected monthly maturities of time deposits.

Federal Home Loan Bank Advances and Junior Subordinated Debenture.  Fair values of Federal Home Loan Bank advances and junior subordinated debenture are estimated using discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowings.

Off-Balance-Sheet Financial Instruments.  Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued

Comprehensive Loss.  GAAP generally requires that recognized revenue, expenses, gains and losses be included in net loss.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the consolidated balance sheets, such items along with net loss, are components of comprehensive loss.  The only component of other comprehensive loss is the net change in the unrealized loss on the securities available for sale.

Recent Pronouncements. In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-05, Comprehensive Income (Topic 220). The amendments in this update remove the option to present the components of other comprehensive income as part of the consolidated statements of stockholders' equity. ASU No. 2011-05 was effective for annual periods, beginning on January 1, 2012. The adoption of this guidance had no effect on the Company's consolidated financial statements.

In December 2011, ASU No. 2011-12 Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05 was issued. In order to defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this ASU supersede certain pending paragraphs in ASU 2011-05. The amendments were made to allow the FASB time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities are required to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by this ASU, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The provisions of ASU 2011-12 had no effect on the Company's consolidated financial statements.

In January 2013, the FASB issued Accounting Standards Update No. 2013-01 ("ASU 2013-01"), Balance Sheet (Topic 210), Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.  ASU 2013-01 clarifies that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement.  ASU 2013-01 is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods.  An entity should provide the required disclosures retrospectively for all comparative periods presented. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(2)	Securities

Securities have been classified according to management's intent. The carrying amount of securities and approximate fair values are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
At December 31, 2012:	Cost	Gains	Losses	Value

Securities Available for Sale-
Mortgage-backed securities	$15,425	$283	$(79)	$15,629
U.S. Government and agency securities	2,997	22	-	3,019
Total	$18,422	$305	$(79)	$18,648

At December 31, 2011:
Securities Available for Sale-
Mortgage-backed securities	$23,853	$151	$(1,140)	$22,864
U.S. Government and agency securities	5,992	51	-	6,043
Total	$29,845	$202	$(1,140)	$28,907

All U.S. Government and agency securities outstanding at December 31, 2012 are due in 2013.

The following summarizes sales of securities (in thousands):

	Year Ended December 31,
	2012	2011

Proceeds from sales of securities	$0	$10,961

Gross gains from sale of securities	0	153

Gross losses from sale of securities	0	0

Net gains from sale of securities	$0	$153

In June 2011, the Company transferred securities with a book value of approximately $50.5 million from the held to maturity category to the available for sale category. The fair value of the securities was $49.8 million resulting in unrealized losses of approximately $0.7 million.  The net unrealized loss was recorded in accumulated other comprehensive income (loss).  Due to this transfer, the Company will be prohibited from classifying securities as held to maturity for a period of two years.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(2)	Securities, Continued

Securities with gross unrealized losses at December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$(9)	$2,668	$(70)	$1,999

The unrealized losses on ten investment securities were caused by market conditions.  It is expected that the securities would not be settled at a price less than the book value of the investments.  Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  A security is impaired if the fair value is less than its carrying value at the financial statement date. When a security is impaired, the Company determines whether this impairment is temporary or other-than-temporary. In estimating other-than-temporary impairment ("OTTI") losses, management assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in operations. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in operations is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive loss. Management utilizes cash flow models to segregate impairments to distinguish between impairment related to credit losses and impairment related to other factors. To assess for OTTI, management considers, among other things, (i) the severity and duration of the impairment; (ii) the ratings of the security; (iii) the overall transaction structure (the Company's position within the structure, the aggregate, near-term financial performance of the underlying collateral, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, and discounted cash flows); and (iv) the timing and magnitude of a break in modeled cash flows.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(2)	Securities, Continued

In evaluating mortgage-backed securities with unrealized losses greater than 12 months, management utilizes various resources, including input from independent third party firms to perform an analysis of expected future cash flows. The process begins with an assessment of the underlying collateral backing the mortgage pools. Management develops specific assumptions using as much market data as possible and includes internal estimates as well as estimates published by rating agencies and other third-party sources. The data for the individual borrowers in the underlying mortgage pools are generally segregated by state, FICO score at issue, loan to value at issue, and income documentation criteria. Mortgage pools are evaluated for current and expected levels of delinquencies and foreclosures, based on where they fall in the prescribed data set of FICO score, geographics, LTV and documentation type, and a level of loss severity is assigned to each security based on its experience. The above-described historical data is used to develop current and expected measures of cumulative default rates as well as ultimate loss frequency and severity within the underlying mortgages. This reveals the expected future cash flows within the mortgage pool. The data described above is then input to an industry recognized model to assess the behavior of the particular security tranche owned by the Company. Significant inputs in this process include the structure of any subordination structures, if applicable, and are dictated by the structure of each particular security as laid out in the offering documents. The forecasted cash flows from the mortgage pools are input through the security structuring model to derive expected cash flows for the specific security owned by the Company to determine if the future cash flows are expected to exceed the book value of the security. The values for the significant inputs are updated on a regular basis.

The key base assumptions for mortgage-backed securities used are in the table below:

At December 31,
	2012	2011
Prepayment rate	0.5-74.4%	9-58%
Loss severity	26.17-75.55%	2-140%
Cumulative default rate	0-35.07%	0.51-9.16%
Principal write-down	0-2.68%	0-.81%

Loss severity rates are estimated based on collateral characteristics for single family first mortgages.

The Company recorded OTTI of $409,000 during the year ended December 31, 2012 which resulted in cumulative OTTI of $504,000 as of December 31, 2012.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(2)	Securities, Continued

Available-for-sale securities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2012-
Mortgage-backed securities	$18,648	$0	$18,648	$0

At December 31, 2011-
Mortgage-backed securities	$28,907	$0	$28,907	$0

During the years ended December 31, 2012 and 2011, no securities were transferred in or out of Level 1, Level 2 and Level 3.

(3)	Loans

The components of loans are as follows (in thousands):

	At December 31,
	2012	2011
Residential real estate	$30,064	$31,142
Multi-family real estate	3,916	4,109
Commercial real estate	39,126	44,312
Land and construction	7,276	11,783
Commercial	7,158	0
Consumer	70	175
Total loans	87,610	91,521
Add (deduct):
Net deferred loan fees, costs and premiums	58	45
Allowance for loan losses	(2,459)	(2,349)
Loans, net	$85,209	$89,217

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)	Loans, Continued

An analysis of the change in the allowance for loan losses for the years ended December 31, 2012 and 2011 follows (in thousands):

Year Ended December 31, 2012:	Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Total

Beginning balance	$566	$247	$1,334	$187	$0	$15	$2,349
(Credit) provision for loan losses	(1)	19	912	531	216	(24)	1,653
Charge-offs	(147)	0	(903)	(798)	0	0	(1,848)
Recoveries	16	1	29	246	0	13	305

Ending balance	$434	$267	$1,372	$166	$216	$4	$2,459

Year Ended December 31, 2011:
Beginning balance	$1,285	$282	$1,542	$514	$0	$80	$3,703
(Credit) provision for loan losses	(779)	(42)	(6)	755	0	(77)	(149)
Charge-offs	(308)	0	(202)	(1,229)	0	0	(1,739)
Recoveries	368	7	0	147	0	12	534

Ending balance	$566	$247	$1,334	$187	$0	$15	$2,349

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)	Loans, Continued

The Company has divided the loan portfolio into six portfolio segments, each with different risk characteristics and methodologies for assessing risk. The portfolio segments identified by the Company are as follows:

Residential Real Estate, Multi-Family Real Estate, Commercial Real Estate, Land and Construction. Real estate mortgage loans are typically segmented into four categories: residential real estate, multi-family real estate, commercial real estate, and land and construction. Residential real estate loans are underwritten in accordance with policies set forth and approved by the Board of Directors (the "Board"), including repayment capacity and source, value of the underlying property, credit history and stability. Multi-family and commercial real estate loans are secured by the subject property and are underwritten based upon standards set forth in the policies approved by the Company's Board. Such standards include, among other factors, loan to value limits, cash flow coverage and general creditworthiness of the obligors. Construction loans to borrowers finance the construction of owner occupied and leased properties. These loans are categorized as construction loans during the construction period, later converting to commercial or residential real estate loans after the construction is complete and amortization of the loan begins. Real estate development and construction loans are approved based on an analysis of the borrower and guarantor, the viability of the project and on an acceptable percentage of the appraised value of the property securing the loan. Real estate development and construction loan funds are disbursed periodically based on the percentage of construction completed. The Company carefully monitors these loans with on-site inspections and requires the receipt of lien waivers on funds advanced. Development and construction loans are typically secured by the properties under development or construction, and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely on the value of the underlying property, the Company considers the market conditions and feasibility of proposed projects, the financial condition and reputation of the borrower and guarantors, the amount of the borrower's equity in the project, independent appraisals, cost estimates and pre-construction sales information. The Company also makes loans on occasion for the purchase of land for future development by the borrower. Land loans are extended for future development for either commercial or residential use by the borrower. The Company carefully analyzes the intended use of the property and the viability thereof.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)	Loans, Continued

Commercial.  Commercial business loans and lines of credit consist of loans to small- and medium-sized companies in the Company's market area. Commercial loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture. Primarily all of the Company's commercial loans are secured loans, along with a small amount of unsecured loans. The Company's underwriting analysis consists of a review of the financial statements of the borrower, the lending history of the borrower, the debt service capabilities of the borrower, the projected cash flows of the business, the value of the collateral, if any, and whether the loan is guaranteed by the principals of the borrower. These loans are generally secured by accounts receivable, inventory and equipment. Commercial loans are typically made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business, which makes them of higher risk than residential loans and the collateral securing loans may be difficult to appraise and may fluctuate in value based on the success of the business. The Company seeks to minimize these risks through its underwriting standards.

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

The balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2012 and 2011 follows (in thousands):

At December 31, 2012:	Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Total
Individually evaluated for
impairment:
Recorded investment	$7,573	$0	$11,535	$886	$0	$0	$19,994
Balance in allowance
for loan losses	$0	$0	$366	$0	$0	$0	$366
Collectively evaluated for
impairment:
Recorded investment	$22,491	$3,916	$27,591	$6,390	$7,158	$70	$67,616
Balance in allowance
for loan losses	$434	$267	$1,006	$166	$216	$4	$2,093

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)	Loans, Continued

	ResidentialMulti-Family Commercial Land
At December 31, 2011:	Real Estate	Real Estate	Real Estate	and Construction	Commercial	Consumer	Total
Individually evaluated for
impairment:
Recorded investment	$7,919	$0	$16,716	$7,241	$0	$68	$31,944
Balance in allowance
for loan losses	$0	$0	$11	$0	$0	$0	$11
Collectively evaluated for
impairment:
Recorded investment	$23,223	$4,109	$27,596	$4,542	$0	$107	$59,577
Balance in allowance
for loan losses	$566	$247	$1,323	$187	$0	$15	$2,338

The following summarizes the loan credit quality (in thousands):

		OLEM
		(Other Loans
		Especially
	Pass	Mentioned)	Substandard	Doubtful	Loss	Total
At December 31, 2012:
Residential real estate	$22,491	$0	$7,573	$0	$0	$30,064
Multi-family real estate	3,916	0	0	0	0	3,916
Commercial real estate	24,967	2,624	11,535	0	0	39,126
Land and construction	4,402	1,987	887	0	0	7,276
Commercial	7,092	66	0	0	0	7,158
Consumer	70	0	0	0	0	70

Total	$62,938	$4,677	$19,995	$0	$0	$87,610

At December 31, 2011:
Residential real estate	$22,455	$3,686	$5,001	$0	$0	$31,142
Multi-family real estate	4,109	0	0	0	0	4,109
Commercial real estate	23,959	4,776	15,577	0	0	44,312
Land and construction	4,493	49	7,241	0	0	11,783
Consumer	107	68	0	0	0	175

Total	$55,123	$8,579	$27,819	$0	$0	$91,521

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)	Loans, Continued

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

Doubtful – a loan classified as Doubtful has all the weaknesses inherent in one classified as Substandard, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.  The Company fully charges off any loan classified as Doubtful.

Loss – a loan classified as Loss is considered uncollectible and of such little value that continuance as a bankable asset is not warranted.  This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.  The Company fully charges off any loan classified as Loss.

Age analysis of past-due loans is as follows is as follows (in thousands):

	Accruing Loans
			Greater
	30-59	60-89	Than 90	Total
	Days	Days	Days	Past		Nonaccrual	Total
At December 31, 2012:	Past Due	Past Due	Past Due	Due	Current	Loans	Loans

Residential real estate	$0	$2,915	$0	$2,915	$22,492	$4,657	$30,064
Multi-family real estate	0	0	0	0	3,916	0	3,916
Commercial real estate	0	0	0	0	27,591	11,535	39,126
Land and construction	0	0	0	0	6,389	887	7,276
Commercial	699	0	0	699	6,459	0	7,158
Consumer	0	0	0	0	70	0	70

Total	$699	$2,915	$0	$3,614	$66,917	$17,079	$87,610

At December 31, 2011:
Residential real estate	$0	$768	$0	$768	$25,373	$5,001	$31,142
Multi-family real estate	0	0	0	0	4,109	0	4,109
Commercial real estate	0	0	0	0	28,735	15,577	44,312
Land and construction	0	0	0	0	4,542	7,241	11,783
Consumer	0	0	0	0	175	0	175

Total	$0	$768	$0	$768	$62,934	$27,819	$91,521

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)	Loans, Continued

The following summarizes the amount of impaired loans (in thousands):

	At December 31, 2012			At December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Residential real estate	$7,573	$8,024	$0	$7,919	$8,465	$0
Commercial real estate	8,661	11,412	0	15,577	17,960	0
Land and construction	886	2,410	0	7,241	11,652	0
Consumer	0	0	0	68	68	0

With an allowance recorded-
Commercial real estate	$2,874	$2,874	$366	$1,139	$1,139	$11

Total:
Residential real estate	$7,573	$8,024	$0	$7,919	$8,465	$0
Commercial real estate	$11,535	$14,286	$366	$16,716	$19,099	$11
Land and construction	$886	$2,410	$0	$7,241	$11,652	$0
Consumer	$0	$0	$0	$68	$68	$0

Total	$19,994	$24,720	$366	$31,944	$39,284	$11

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	For the Year Ended December 31,
	2012			2011
	Average	Interest	Interest	Average	Interest	Interest
	Recorded Investment	Income Recognized	Income Received	Recorded Investment	Income Recognized	Income Received

Residential real estate	$7,795	$175	$307	$11,077	$226	$306
Multi-family real estate	$0	$0	$0	$0	$0	$0
Commercial real estate	$14,219	$0	$222	$18,862	$115	$376
Land and construction	$3,729	$0	$87	$7,412	$21	$147
Consumer	$0	$0	$0	$198	$5	$5

Total	$25,743	$175	$616	$37,549	$367	$834

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)	Loans, Continued

The following is a summary of loans determined to be troubled debt restructurings (dollars in thousands):

	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Year Ended December 31, 2012:
Residential real estate-
Modified interest rate and amortization	1	$941	$941
Year Ended December 31, 2011:
Residential real estate-
Modified interest rate and amortization	1	$1,540	$1,540
Commercial real estate-
Modified interest rate and amortization	4	5,915	5,915
Land and construction-
Modified interest rate and amortization	1	1,030	1,030

	6	$8,485	$8,485

The allowance for loan losses on residential real estate, commercial real estate, and land and construction loans that have been restructured and are considered trouble debt restructurings ("TDR") is included in the Company's specific reserve. The specific reserve is determined on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral-dependent. TDR's that have subsequently defaulted are considered collateral-dependent.  There were no TDR's that have subsequently defaulted in the year they were restructured which were restructured during 2012 and 2011.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(4)	Premises and Equipment

A summary of premises and equipment follows (in thousands):

	At December 31,
	2012	2011

Land	$1,171	$1,171
Buildings and improvements	2,046	1,959
Furniture, fixtures and equipment	1,170	1,026
Leasehold improvements	119	119

Total, at cost	4,506	4,275

Less accumulated depreciation and amortization	(1,600)	(1,584)

Premises and equipment, net	$2,906	$2,691

The Company currently leases one branch facility under operating lease. The lease contains renewal options and requires the Company to pay an allowable share of common area maintenance and real estate taxes.  Rent expense under the operating lease during the years ended December 31, 2012 and 2011 was $84,000 and $133,000, respectively.  At December 31, 2012, the future minimum lease payments are approximately as follows (in thousands):

Year Ending December 31,	Amount
2013	$80
2014	88
2015	88
2016	88
2017	88
Thereafter	88
$520

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(5)	Foreclosed Real Estate

Expenses applicable to foreclosed real estate are as follows (in thousands):

	Year Ended December 31,
	2012	2011

Provision for losses on foreclosed real estate	$102	$772
Loss on sale of foreclosed real estate	32	186
Operating expenses	416	361

	$550	$1,319

(6)	Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000, was approximately $27.5 million and $30.2 million at December 31, 2012 and 2011, respectively.

A schedule of maturities of time deposits at December 31, 2012 follows (in thousands):

Year Ending
December 31,	Amount

2013	$37,814
2014	20,154
2015	3,623
2016	239
2017	1,002

$62,832

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(7)	Federal Home Loan Bank Advances and Junior Subordinated Debenture

The maturities and interest rates on the Federal Home Loan Bank ("FHLB") advances were as follows (dollars in thousands):

Maturity
Year Ending	Call	Interest	At December 31,
December 31,	Date	Rate	2012	2011
2012	-	4.75%	$0	$4,000
2013	2013	3.64	7,500	7,500
2016	-	4.51	5,000	5,000
2016	-	4.65	8,000	8,000
2016	-	4.44	5,600	5,600
2017	2013	4.38	1,600	1,600
		$27,700	$31,700

Certain of the above advances are callable by the FHLB starting in the year indicated.

At December 31, 2012 and 2011, the FHLB advances were collateralized by $6.5 million and $10.2 million, respectively, of securities and by a lien on qualifying residential one-to-four family mortgage loans, commercial and multi-family real estate loans and second mortgage loans.

On September 30, 2004, the Company issued a $5,155,000 junior subordinated debenture to an unconsolidated subsidiary.  The debenture has a term of thirty years.  The interest rate was fixed at 6.4% for the first five years, and thereafter, the coupon rate floats quarterly at the three-month LIBOR rate plus 2.45% (2.97% at December 31, 2011).  The junior subordinated debenture, due in 2034, is redeemable in certain circumstances after October 2009.  The terms of the debenture agreement allow the Company to defer payments of interest on the debenture by extending the interest payment period at any time during the term of the debenture for up to twenty consecutive quarterly periods.  During 2012 and 2011, the Company exercised its right to defer payment of interest on the debenture.  Interest payments deferred as of December 31, 2012 and 2011 totaled $485,000 and $326,000, respectively.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(8)	Financial Instruments

The estimated fair values of the Company's financial instruments were as follows (in thousands):

	At December 31, 2012		At December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$23,611	$23,611	$22,776	$22,776
Securities available for sale	18,648	18,648	28,907	28,907
Loans	85,209	85,046	89,217	89,069
Federal Home Loan Bank stock	1,478	1,478	2,159	2,159
Accrued interest receivable	499	499	499	499

Financial liabilities:
Deposit liabilities	101,611	101,985	107,895	108,461
Federal Home Loan Bank advances	27,700	29,633	31,700	33,920
Junior subordinated debenture	5,155	4,836	5,155	4,734
Off-balance sheet financial instruments	0	0	0	0

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments are commitments to extend credit and may involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated balance sheet.  The contract amounts of these instruments reflect the extent of involvement the Company has in these financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Because some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer's credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit, is based on management's credit evaluation of the counterparty.

As of December 31, 2012, commitments to extend credit totaled $5,195,000.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(9)	Credit Risk

The Company grants the majority of its loans to borrowers throughout Broward County, Florida and portions of Palm Beach and Miami-Dade Counties, Florida. Although the Company has a diversified loan portfolio, a significant portion of its borrowers' ability to repay their loans and meet their contractual obligations to the Company is dependent upon the economy in Broward, Palm Beach and Miami-Dade Counties, Florida.

(10)	Income Taxes

Income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2012	2011
Current:
Federal	$0	$41
State	0	0

Total current	0	41

Deferred:
Federal	(1,508)	(1,232)
State	(259)	(203)
Change in valuation allowance	1,767	1,435

Total deferred	0	0

Total	$0	$41

The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows (dollars in thousands):

	Year Ended December 31,
	2012		2011
		% of		% of
		Pretax		Pretax
	Amount	Loss	Amount	Loss
Income tax benefit at statutory rate	$(1,597)	(34.0)%	$(1,260)	(34.0)%
Increase (decrease) resulting from:
State taxes, net of Federal tax benefit	(170)	(3.6)	(134)	(3.6)
Change in valuation allowance	1,767	37.6	1,435	38.7
	$0	0.0%	$41	1.1%

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(10)	Income Taxes, Continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands).

	At December 31,
	2012	2011
Deferred tax assets:
Allowance for loan losses	$421	$71
Net operating loss carryforwards	6,887	5,919
Premises and equipment	132	109
Impaired securities	190	67
Foreclosed property expenses	650	442
Nonaccrual loan interest	399	298
Other	72	69
Gross deferred tax assets	8,751	6,975
Less: Valuation allowance	8,737	6,970
Net deferred tax assets	14	5

Deferred tax liabilities:
Loan costs	(14)	(4)
Prepaid expenses	0	(1)
Deferred tax liabilities	(14)	(5)
Net deferred tax asset	$0	$0

During the years ended December 31, 2012 and 2011, the Company assessed its earnings history and trend over the past year and its estimate of future earnings, and determined that it was more likely than not that the deferred tax assets would not be realized in the near term.  Accordingly, a valuation allowance was recorded and maintained against the net deferred tax asset for the amount not expected to be realized in the future.

At December 31, 2012, the Company had net operating loss carryforwards of approximately $17.2 million for Federal tax purposes and $28.2 million for Florida tax purposes available to offset future taxable income.  These carryforwards will begin to expire in 2029.  These carryforwards are subject to an annual limitation going forward under Internal Revenue Code Section 382 which became applicable with the sale of common stock that occurred during 2011.

The Company files U.S. and Florida income tax returns.  With few exceptions, the Company is no longer subject to U.S. Federal or state and local income tax examinations by taxing authorities for years before 2009. The Company's 2009 Federal income tax return is currently under examination.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(11)	Related Party Transactions

The Company has entered into transactions with its executive officers, directors and their affiliates in the ordinary course of business.  There were loans to related parties at December 31, 2012 and 2011 of approximately $2,243,000 and $239,000, respectively.  At December 31, 2012 and 2011, related parties had approximately $2,867,000 and $509,000, respectively, on deposit with the Company.

(12)	Stock-Based Compensation

On December 27, 2011, the Company's stockholders approved the 2011 Equity Incentive Plan ("2011 Plan").  A total of 2,147,407 shares of common stock are available to be issued under the 2011 Plan.  Options, restricted stock, performance share awards and bonus share awards in lieu of obligations may be issued under the 2011 Plan.  Both incentive stock options and nonqualified stock options can be granted under the 2011 Plan.  The exercise price of the stock options can not be less than the fair market value of the common stock on the date of grant.  Options must be exercised within ten years of the date of grant. The Company's prior plan was terminated on February 27, 2011.  As of December 31, 2012,  52,593 shares have been granted under the 2011 Plan as compensation to directors for services rendered.  Fair value of the shares as of the dates of the grants totaled approximately $28,000 and has been reflected as expense in the accompanying consolidated statements of operations.

A summary of the activity in the prior plan is as follows (dollars in thousands, except share amounts):

		Weighted-
	Weighted-	Average
	Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2010	69,132	$30.05
Expired	(18,232)	18.16
Outstanding at December 31, 2011	50,900	34.31
Expired	(7,595)	35.64
Forfeited	(15,949)	24.48
Outstanding and exercisable at
December 31, 2012	27,356	$36.27	2.6 years	$0

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(13)	Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the regulatory banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and Bank's financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

As of December 31, 2012, the Bank is subject to a Consent Order issued by the Federal Deposit Insurance Corporation and the State of Florida Office of Financial Regulation, and accordingly is deemed to be "adequately capitalized" even if its capital ratios were to exceed those generally required to be a "well capitalized" bank.  An institution must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following tables.  The Bank's actual capital amounts and percentages are also presented in the table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions		Requirements of Consent Order
	Amount	%	Amount	%	Amount	%	Amount	%
As of December 31, 2012:
Total Capital to Risk-
Weighted Assets	$13,506	11.48%	$9,412	8.00%	$11,765	10.00%	$14,118	12.00%
Tier I Capital to Risk-
Weighted Assets	12,035	10.23	4,706	4.00	7,059	6.00	N/A	N/A
Tier I Capital
to Total Assets	12,035	8.12	5,932	4.00	7,415	5.00	11,864	8.00
As of December 31, 2011:
Total Capital to Risk-
Weighted Assets	$14,382	12.48%	$9,221	8.00%	$11,526	10.00%	$13,832	12.00%
Tier I Capital to Risk-
Weighted Assets	12,930	11.22	4,611	4.00	6,916	6.00	N/A	N/A
Tier I Capital
to Total Assets	12,930	7.76	6,668	4.00	8,335	5.00	13,335	8.00

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(13)	Regulatory Matters, Continued

Regulatory Matters - Company.  The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "Federal Reserve").  On June 22, 2010, the Company entered into a written agreement with the Federal Reserve Bank of Atlanta ("Reserve Bank") with respect to certain aspects of the operation and management of the Company (the "Written Agreement").

The Written Agreement contains the following principal requirements:

•
The Board of the Company must take appropriate steps to fully utilize the Company's financial and managerial resources to serve as a source of strength to the Bank, including, but not limited to, taking steps to ensure that the Bank complies with the Consent Order entered into with the Florida Office of Financial Regulation ("OFR") and the FDIC and any other supervisory action taken by the Bank's state or federal regulator.

•	The Company may not declare or pay any dividends without prior Reserve Bank and Federal Reserve approval.

•	The Company may not, directly or indirectly, take dividends or any other form of payment representing a reduction in capital from the Bank without prior Reserve Bank approval.

•
The Company and its nonconsolidated subsidiary, OptimumBank Holdings Capital Trust I,  may not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank and the Federal Reserve.

•
The Company and its nonconsolidated  subsidiary, OptimumBank Holdings Capital Trust I,   may not, directly or indirectly, incur, increase, or guarantee any debt or purchase or redeem any shares of its stock without the prior written approval of the Reserve Bank.

•
The Company must obtain prior written consent from the Reserve Bank before  appointing any new director or senior executive officer, or changing the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, and must comply with the regulations applicable to indemnification and severance payments.

•	The Company must provide quarterly progress reports to the Reserve Bank, along with parent company only financial statements.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(13)	Regulatory Matters, Continued

Regulatory Matters - Bank. Effective April 16, 2010, the Bank consented to the issuance of a Consent Order by the FDIC and the OFR, also effective as of April 16, 2010.

The Consent Order represents an agreement among the Bank, the FDIC and the OFR as to areas of the Bank's operations that warrant improvement and presents a plan for making those improvements. The Consent Order imposes no fines or penalties on the Bank. The Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and the OFR.

The Consent Order contains the following principal requirements:

•
The Board of the Bank is required to increase its participation in the affairs of the Bank and assume full responsibility for the approval of sound policies and objectives for the supervision of all of the Bank's activities.

•
The Bank is required to have and retain qualified and appropriately experienced senior management, including a chief executive officer, a chief lending officer and a chief financial officer, who are given the authority to implement the provisions of the Consent Order.

•	Any proposed changes in the Bank's Board of Directors or senior executive officers are subject to the prior consent of the FDIC and the OFR.

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

•
The Bank must implement a plan to improve earnings, addressing goals and strategies for improving and sustaining earnings, major areas for improvement in the Bank's operating performance, realistic and comprehensive budgets and a budget review process.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(13)	Regulatory Matters, Continued

•	The Bank is required to revise, implement and incorporate recommendations of the FDIC and OFR with respect to the following policies or plans:

o	Lending and Collection Policies
o	Investment Policy
o	Liquidity, Contingency Funding and Funds Management Plan
o	Interest Rate Risk Management Policy
o	Internal Loan Review and Grading System;
o	Internal Control Policy; and
o	A plan to reduce concentration in commercial real estate loans;

•
The Bank's Board of Directors must review the adequacy of the allowance for loan and lease losses and establish a comprehensive policy satisfactory to the FDIC and OFR for determining such adequacy at least quarterly thereafter.

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

Management believes that the Bank is currently in substantial compliance with all the requirements of the Consent Order and the Written Agreement except for the following requirements:

•	Maintain total risk-based capital ratio of 12%;

•	Scheduled reduction by October 31, 2011 of 60% of loans classified as substandard and doubtful in the 2009 FDIC Examination; and

•	Development of a plan to reduce Bank’s concentration in commercial real estate loans acceptable to the supervisory authorities.

The Bank has implemented comprehensive policies and plans to address all of the requirements of the Consent Order and has incorporated recommendations from the FDIC and OFR into these policies and plans.  The Company entered into a contract with Moishe Gubin, Chairman of the Board of Directors, to sell approximately $2.2 million of common stock to Mr. Gubin.  The additional $2.2 million in capital from Mr. Gubin is expected to enable the Bank to comply with the total risk-based capital ratio of 12%.  The investment by Mr. Gubin is contingent upon receiving regulatory approval.  At the present time, neither the Company or Mr. Gubin can predict when or if the regulatory approval will be obtained.  Therefore, there can be no assurance that the Company will raise sufficient capital for the Bank to achieve and maintain material compliance with this ratio.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(14)	Dividends

The Company is limited in the amount of cash dividends that may be paid. Banking regulations place certain restrictions on dividends and loans or advances made by the Bank to the Holding Company.  The amount of cash dividends that may be paid by the Bank to the Holding Company is based on the Bank's net earnings of the current year combined with the Bank's retained earnings of the preceding two years, as defined by state banking regulations. However, for any dividend declaration, the Company must consider additional factors such as the amount of current period net earnings, liquidity, asset quality, capital adequacy and economic conditions.  It is likely that these factors would further limit the amount of dividends which the Company could declare.  In addition, bank regulators have the authority to prohibit banks from paying dividends if they deem such payment to be an unsafe or unsound practice.  At December 31, 2012, the Bank and Holding Company could not pay cash dividends (See Note 13).

(15)	Contingencies

Various claims also arise from time to time in the normal course of business.  In the opinion of management, none have occurred that will have a material effect on the Company's consolidated financial statements.

(16)	Retirement Plans

The Company has a Simple IRA Plan whereby substantially all employees participate in the Plan. Employees may contribute up to 15 percent of their compensation subject to certain limits based on federal tax laws.  The Company makes matching contributions equal to the first 3% of an employee's compensation contributed to the Plan.  Matching contributions vest to the employee immediately.  For the year ended December 31, 2011, expense attributable to the Plan amounted to $38,000. The Company's Simple IRA Plan was terminated effective January 1, 2012.

Effective January 1, 2012, the Company established a 401(k) Profit Sharing plan covering all eligible employees who are over the age of twenty one and have completed one year of service.  The Company may make a matching contribution each year.  The Company did not make any matching contributions in connection with this plan during the year ended December 31, 2012.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(17)	Fair Value Measurement

Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan.  Those impaired collateral-dependent loans which are measured at fair value or a nonrecurring basis are as follows (in thousands):

	At December 31, 2012					Losses Recorded in Operations For the Year Ended Total December 31,
	Fair Value	Level 1	Level 2	Level 3	Losses	2012

Residential real estate	$1,247	$0	$0	$1,247	$451	$0
Commercial real estate	6,232	0	0	6,232	2,780	366
Land and construction	887	0	0	887	449	0
	$8,366	$0	$0	$8,366	$3,680	$366

	At December 31, 2011					Losses Recorded in Operations For the Year Ended Total December 31,
	Fair Value	Level 1	Level 2	Level 3	Losses	2011

Residential real estate	$1,591	$0	$0	$1,591	$545	$308
Commercial real estate	6,831	0	0	6,831	2,660	158
Land and construction	6,793	0	0	6,793	1,511	834
	$15,215	$0	$0	$15,215	$4,716	$1,300

Foreclosed real estate is recorded at fair value less estimated costs to sell. Foreclosed real estate which is measured at fair value on a nonrecurring basis is as follows (in thousands):

						Losses
	At Year End					Recorded
	Fair				Total	During the
	Value	Level 1	Level 2	Level 3	Losses	Year
At December 31, 2012	$10,938	$0	$0	$10,938	$102	$102
At December 31, 2011	$7,646	$0	$0	$7,646	$772	$772

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(18)	Stockholders' Equity

On September 29, 2011, the Company amended its Articles of Incorporation to increase the number of common shares authorized from 1,500,000 shares to 50,000,000 shares.

Registration Rights. In connection with the private placement offering and the sale of common stock to the Company's Chairman of the Board of Directors, the Company has agreed to grant each purchaser of common stock certain registration rights. The Company filed a registration statement on Form S-3 on February 15, 2012, registering the resale of the registrable securities, and is required to use reasonable best efforts to make such registration statement become effective. The Company is required to maintain this registration statement continuously in effect until all such shares have been sold or become eligible for sale without restriction under Rule 144 promulgated under the Securities Act of 1933. The registration rights are subject to the right of the Company to delay registration to avoid disclosure of material nonpublic information. The holder of registrable securities must comply with certain standard provisions facilitating the filing and effectiveness of the registration statement as well.

(19)	Holding Company Financial Information

The Holding Company's unconsolidated financial information as of December 31, 2012 and 2011 and for the years then ended follows (in thousands):

Condensed Balance Sheets

	At December 31,
Assets	2012	2011
Cash	$109	$46
Investment in subsidiary	12,261	11,992
Other assets	180	230
Total assets	$12,550	$12,268

Liabilities and Stockholders' Equity

Other liabilities	$485	$327
Junior subordinated debenture	5,155	5,155
Stockholders' equity	6,910	6,786
Total liabilities and stockholders' equity	$12,550	$12,268

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(19)	Holding Company Financial Information, Continued

Condensed Statements of Operations
	Year Ended December 31,
	2012	2011
Loss of subsidiary	$(4,302)	$(3,473)
Interest expense	(158)	(148)
Other expense	(237)	(126)
Net loss	$(4,697)	$(3,747)

Condensed Statements of Cash Flows
	Year Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(4,697)	$(3,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in undistributed loss of subsidiary	4,302	3,473
Decrease (increase) in other assets	50	(50)
Increase in accrued other liabilities	158	148
Net cash used in operating activities	(187)	(176)

Cash flow from investing activity-
Investment in subsidiary	(3,407)	(8,586)

Cash flows from financing activity-
Proceeds from sale of common stock, net	3,657	8,636

Net increase (decrease) in cash	63	(126)

Cash at beginning of the year	46	172

Cash at end of year	$109	$46

Noncash transactions-
Change in accumulated other comprehensive income
(loss) of subsidiary, net change in unrealized loss
on securities available for sale	$1,164	$(938)

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon management's evaluation of those controls and procedures performed within the 90 days preceding the filing of this Report, our Principal Executive Officer and Chief Financial Officer concluded that, subject to the limitations noted below, the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms.

(b) Management's Report on Internal Control Over Financial Reporting

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, the Company used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based upon our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

(c) Changes in Internal Controls

We have made no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The Company has a Code of Ethics that applies to its chief executive officer, chief operating officer, chief financial officer (who is also its chief accounting officer) and controller. This Code of Ethics is also posted on our website at www.optimumbank.com/corpgovernance.html.

A list of our executive officers and biographical information about them and our directors will be included in the definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be held on April 30, 2013, which will be filed within 120 days of the end of our fiscal year ended December 31, 2012 (the “2013 Proxy Statement”) and is incorporated herein by reference. Information about our Audit Committee may be found in the Proxy Statement. That information is incorporated herein by reference.

Item 11.  Executive Compensation

Information relating to our executive officer and director compensation and the compensation committee of our board of directors will be included in the 2013 Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be included in the 2013 Proxy Statement and is incorporated herein by reference.

We had one compensation plan under which shares of our common stock were issuable at December 31, 2012.  This plan is our 2012 Equity Compensation Plan, previously approved by our stockholders.  The following table sets forth information as of December 31, 2012 with respect to the number of shares of our common stock issuable pursuant to this plan.

Equity Compensation Plan Information

The following table provides information generally as of December 31, 2012, regarding securities to be issued on exercise of stock options, and securities remaining available for issuance under the Company’s equity compensation plans that were in effect during fiscal 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	27,356	$36.27	2,147,407
Equity compensation plans not approved by stockholders	-	-	-
Total	27,356	$36.27	2,147,407

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence will be included in the 2013 Proxy Statement and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information regarding principal accountant fees and services will be included in the 2013 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

3.1	Articles of Incorporation (incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on May 11, 2004)

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

3.4	Articles of Amendment to the Articles of Incorporation, effective as of September 29, 2011 (incorporated by reference from Current Report on Form 8-K, filed with the SEC on October 4, 2011)

4.3	Bylaws (incorporated by reference from Current Report on Form 8-K filed with the SEC on May 11, 2004)

4.1	Form of stock certificate (incorporated by reference from Quarterly Report on Form 10-QSB filed with the SEC on August 12, 2004)

10.1	Amended and Restated Stock Option Plan (incorporated by reference from Annual Report on Form 10-KSB filed with the SEC on March 31, 2006)

10.2	OptimumBank Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference from Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.3	OptimumBank Holdings, Inc. Director Compensation Plan (incorporated by reference from Current Report on Form 10-K filed with the SEC on March 30, 2012)

10.4
Consent Order between OptimumBank, Federal Deposit Insurance Corporation and State of Florida Office of Financial Regulation dated April 16, 2010 (incorporated by reference from current report on Form 8-K filed with the SEC on April 26, 2010)

10.5
Written Agreement by and between OptimumBank Holdings, Inc. and Federal Reserve Bank of Atlanta dated June 22, 2010 (incorporated by reference from Quarterly Report on Form 10-Q filed with the SEC on November 15, 2010)

10.6
Amended and Restated Stock Purchase Agreement, dated as of December 5 2011, between OptimumBank Holdings, Inc. and Moishe Gubin (incorporated by reference from Current Report on Form 8-K filed with the SEC on December 9, 2011)

10.7
Amended and Restated Stock Purchase Agreement, dated as of March 22, 2013, between OptimumBank Holdings, Inc. and Moishe Gubin (incorporated by reference from Current Report on Form 8-K filed with the SEC on March 28, 2013)

10.8	Form of Registration Rights Agreement between OptimumBank Holdings, Inc. and Moishe Gubin (incorporated by reference from Current Report on Form 8-K filed with the SEC on October 31, 2011)

10.9	Form of Registration Rights Agreement between OptimumBank Holdings, Inc. and Investors (incorporated by reference from Current Report on Form 8-K filed with the SEC on October 31, 2011)

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated by reference from Annual Report on Form 10-K filed with the SEC on March 31, 2010)

31.1	Certification of Principal Executive and Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Principal Executive and Principal Financial Officer under 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this 10-K report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lauderdale, State of Florida, on the 4th day of April, 2013.

OPTIMUMBANK HOLDINGS, INC.

/s/ Thomas Procelli
Thomas Procelli,
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 4, 2013.

Signature	Title

/s/ Moishe Gubin	Director and Chairman of the Board
Moishe Gubin

/s/ Sam Borek	Director and Vice Chairman of the Board
Sam Borek

/s/ Seth Gillman	Director
Seth Gillman

/s/ Joel Klein	Director
Joel Klein

EXHIBIT INDEX

31.1	Certification of Principal Executive and Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Principal Executive and Principal Financial Officer under 18 U.S.C. Section 1350