Form 10-Q
period 2013-03-31
OptimumBank Holdings, Inc.
filed 2013-05-14
CIK 1288855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________ to __________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 31,530,109 shares of Common Stock, $.01 par value, issued and outstanding as of May 7, 2013

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)

Assets
Cash and due from banks	$3,929	$4,541
Interest-bearing deposits with banks	12,012	19,070

Total cash and cash equivalents	15,941	23,611

Securities available for sale	16,920	18,648
Loans, net of allowance for loan losses of $2,540 and $2,459	86,074	85,209
Federal Home Loan Bank stock	1,419	1,478
Premises and equipment, net	2,941	2,906
Foreclosed real estate, net	11,452	10,938
Accrued interest receivable	500	499
Other assets	355	454
Total assets	$135,602	$143,743

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	2,402	4,626
Savings, NOW and money-market deposits	33,172	34,153
Time deposits	60,309	62,832

Total deposits	95,883	101,611

Federal Home Loan Bank advances	27,700	27,700
Junior subordinated debenture	5,155	5,155
Advanced payment by borrowers for taxes and insurance	611	461
Official checks	290	581
Other liabilities	1,232	1,325

Total liabilities	130,871	136,833

Stockholders’ equity:
Preferred stock, no par value; 6,000,000 shares authorized, no shares issued or outstanding	0	0
Common stock, $.01 par value; 50,000,000 shares authorized 31,530,109 and 31,511,201 shares issued and outstanding	315	315
Additional paid-in capital	31,066	31,057
Accumulated deficit	(26,845)	(24,688)
Accumulated other comprehensive income	195	226

Total stockholders’ equity	4,731	6,910

Total liabilities and stockholders’ equity	$135,602	$143,743

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Interest income:
Loans	$1,093	$995
Securities	192	298
Other	16	16

Total interest income	1,301	1,309

Interest expense:
Deposits	229	291
Borrowings	335	389

Total interest expense	564	680

Net interest income	737	629

Provision for loan losses	1,372	27

Net interest (expense) income after provision for loan losses	(635)	602

Noninterest income:
Service charges and fees	34	3
Other	12	1

Total noninterest income	46	4

Noninterest expenses:
Salaries and employee benefits	488	410
Professional fees	168	239
Occupancy and equipment	136	119
Data processing	72	50
Insurance	78	70
Foreclosed real estate expenses	285	68
Regulatory assessment	88	44
Other	49	188

Total noninterest expenses	1,364	1,188

Other-than-temporary impairment on securities:
Total other-than-temporary impairment losses	204	0
Portion of losses recognized in other comprehensive income	0	0

Net loss	$(2,157)	$(582)

Net loss per share:
Basic	$(.07)	$(.03)

Diluted	$(.07)	$(.03)

Dividends per share	$0	$0

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2013	2012

Net loss	$(2,157)	$(582)

Other comprehensive loss-
Unrealized gains on securities available for sale:
Unrealized gain arising during the period	173	327
Other than temporary impairment on securities	204	—

Unrealized holding (loss) gain arising during period	(31)	327

Comprehensive loss	$(2,188)	$(255)

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2013 and 2012
(Dollars in thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive (Loss)	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity

Balance at December 31, 2011	22,411,108	$224	$27,491	$(19,991)	$(938)	$6,786

Net loss for the three months ended March 31, 2012 (unaudited)	0	0	0	(582)	0	(582)

Net change in unrealized loss on securities available for sale (unaudited)	0	0	0	0	327	327

Proceeds from sale of common stock (unaudited)	4,076,289	41	1,602	0	0	1,643

Balance at March 31, 2012 (unaudited)	26,487,397	$265	$29,093	$(20,573)	$(611)	$8,174

Balance at December 31, 2012	31,511,201	$315	$31,057	$(24,688)	$226	$6,910

Net loss for the three months ended March 31, 2013 (unaudited)	0	0	0	(2,157)	0	(2,157)

Net change in unrealized loss on securities available for sale (unaudited)	0	0	0	0	(31)	(31)

Issuance of common stock as compensation (unaudited)	18,908	0	9	0	0	9

Balance at March 31, 2013 (unaudited)	31,530,109	$315	$31,066	$(26,845)	$195	$4,731

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,157)	$(582)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47	26
Provision for loan losses	1,372	27
Net amortization of fees, premiums and discounts	9	9
Provision for losses on foreclosed real estate	183	25
Common stock issued as compensation	9	—
(Increase) decrease in accrued interest receivable	(1)	4
Decrease (increase) in other assets	99	(100)
Decrease in official checks and other liabilities	(384)	(502)
Other-than-temporary impairment losses	204	0

Net cash used in operating activities	(619)	(1,093)

Cash flows from investing activities:
Principal repayments and calls of securities	1,487	2,286
Net (increase) decrease in loans	(2,937)	929
Purchases of premises and equipment	(82)	(8)
Capital improvements on foreclosed real estate	0	(22)
Redemption FHLB stock	59	0

Net cash (used in) provided by investing activities	(1,473)	3,185

Cash flows from financing activities:
Net decrease in deposits	(5,728)	(2,362)
Net increase (decrease) in advanced payments by borrowers for taxes and insurance	150	(58)
Proceeds from sale of common stock	0	1,643

Net cash used in financing activities	(5,578)	(777)

Net (decrease) increase in cash and cash equivalents	(7,670)	1,315

Cash and cash equivalents at beginning of the period	23,611	22,776

Cash and cash equivalents at end of the period	$15,941	$24,091

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued
(In thousands)

	Three Months Ended
	March 31,
	2013	2012
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$525	$640

Income taxes	$0	$0

Noncash transactions:
Change in accumulated other comprehensive loss, net change in unrealized gain on securities available for sale	$(31)	$327

Loans transferred to foreclosed real estate	$697	$0

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)
General. OptimumBank Holdings, Inc. (the “Holding Company”) is a one-bank holding company and owns 100% of OptimumBank (the “Bank”), a state (Florida)-chartered commercial bank. The Bank’s wholly-owned subsidiaries are OB Real Estate Management, LLC, OB Real Estate Holdings, LLC and OB Real Estate Holding 1503, LLC, all of which were formed in 2009, OB Real Estate Holdings 1695, OB Real Estate Holdings 1669, OB Real Estate Holdings 1645, OB Real Estate Holdings 1620 and OB Real Estate Holdings 1565, all formed in 2010; OB Real Estate Holdings 1443 and OB Real Estate Holdings Northwood, OB Real Estate Holdings 1596, OB Real Estate Holdings 1636 formed in 2011; and OB Real Estate Holdings 1655, OB Real Estate Holdings 1692, OB Real Estate Holdings 1704, OB Real Estate Holdings Rosemary and OB Real Estate Holdings Sillato formed in 2012 (the “Real Estate Holding Subsidiaries”). The Holding Company’s only business is the operation of the Bank and its subsidiaries (collectively, the “Company”). The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of commercial banking services to individual and corporate customers through its three banking offices located in Broward County, Florida. OB Real Estate Management, LLC is primarily engaged in managing foreclosed real estate. This subsidiary had no activity in 2012 and 2011. All other subsidiaries are primarily engaged in holding and disposing of foreclosed real estate.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2013, and the results of operations and cash flows for the three-month periods ended March 31, 2013 and 2012. The results of operations for the three months ended March 31, 2013, are not necessarily indicative of the results to be expected for the full year.

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

Income Taxes. During the year ended December 31, 2009, the Company assessed its earnings history and trend over the past year and its estimate of future earnings, and determined that it is more likely than not that the deferred tax asset will not be realized in the near term. Accordingly, a valuation allowance was recorded against the net deferred tax asset for the amount not expected to be realized in the future. Based on the available evidence at March 31, 2013, the Company determined that it is still more likely than not that the deferred tax asset will not be realized in the near term.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(1)
General, Continued.

Recent Pronouncements. In January 2013, the FASB issued Accounting Standards Update No. 2013-01 (“ASU 2013-01”), Balance Sheet (Topic 210), Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 clarifies that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. ASU 2013-01 is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2013, the FASB issued Accounting Standards Update 2013-2 (“ASU 2013-2”), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220). ASU 2013-2 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The Company adopted the standard in January 2013 and it did not have a significant impact on the Company’s consolidated financial statements.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities. Securities have been classified according to management’s intent. The carrying amount of securities and approximate fair values are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At March 31, 2013:
Securities Available for Sale-
Mortgage-backed securities	$16,725	$325	$(130)	$16,920

At December 31, 2012:
Securities Available for Sale-
Mortgage-backed securities	$18,422	$305	$(79)	$18,648

In June 2011, the Company transferred securities with a book value of approximately $50.5 million from the held to maturity category to the available for sale category. The fair value of the securities was $49.8 million resulting in unrealized losses of approximately $0.7 million. The net unrealized loss was recorded in accumulated other comprehensive income. Due to this transfer, the Company will be prohibited from classifying securities as held to maturity for a period of two years.

Securities with gross unrealized losses at March 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
Securities Available for Sale-
Mortgage-backed securities	$(68)	$2,194	$(62)	$1,984

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

In evaluating mortgage-backed securities with unrealized losses greater than twelve months, management utilizes various resources, including input from independent third party firms to perform an analysis of expected future cash flows. The process begins with an assessment of the underlying collateral backing the mortgage pools. Management develops specific assumptions using as much market data as possible and includes internal estimates as well as estimates published by rating agencies and other third-party sources. The data for the individual borrowers in the underlying mortgage pools are generally segregated by state, FICO score at issue, loan to value at issue and income documentation criteria. Mortgage pools are evaluated for current and expected levels of delinquencies and foreclosures, based on where they fall in the proscribed data set of FICO score, geographics, LTV and documentation type and a level of loss severity is assigned to each security based on its experience. The above-described historical data is used to develop current and expected measures of cumulative default rates as well as ultimate loss frequency and severity within the underlying mortgages. This reveals the expected future cash flows within the mortgage pool. The data described above is then input to an industry recognized model to assess the behavior of the particular security tranche owned by the Company. Significant inputs in this process include the structure of any subordination structures, if applicable, and are dictated by the structure of each particular security as laid out in the offering documents. The forecasted cash flows from the mortgage pools are input through the security structuring model to derive expected cash flows for the specific security owned by the Company to determine if the future cash flows are expected to exceed the book value of the security. The values for the significant inputs are updated on a regular basis. During the three months ended March 31, 2013, the Company recorded other-than-temporary impairment charges totaling $204,000 which resulted in cumulative OTTI of $708,000 at March 31, 2013.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)
Securities, Continued. The unrealized losses on investment securities were caused by market conditions. It is expected that the securities would not be settled at a price less than the book value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(3)	Loans. The segments of loans are as follows (in thousands):

	At March 31,	At December 31,
	2013	2012

Residential real estate	$29,803	$30,064
Multi-family real estate	3,885	3,916
Commercial real estate	38,944	39,126
Land and construction	7,233	7,276
Commercial	8,604	7,158
Consumer	107	70

Total loans	88,576	87,610

Add (deduct):
Net deferred loan fees, costs and premiums	38	58
Allowance for loan losses	(2,540)	(2,459)

Loans, net	$86,074	$85,209

An analysis of the change in the allowance for loan losses follows (in thousands):

	Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Total
Three Months Ended March 31, 2013:
Beginning balance	$434	$267	$1,372	$166	$216	$4	$2,459
Provision (credit) for loan losses	32	(224)	1,567	(36)	40	(7)	1,372
Charge-offs	(97)	0	(1,197)	0	0	0	(1,294)
Recoveries	0	0	0	0	0	3	3

Ending balance	$369	$43	$1,742	$130	$256	$0	$2,540

Individually evaluated for impairment:
Recorded investment	$7,410	$0	$9,579	$872	$0	$0	$17,861
Balance in allowance for loan losses	$0	$0	$882	$17	$0	$0	$899

Collectively evaluated for impairment:
Recorded investment	$22,393	$3,885	$29,365	$6,361	$8,604	$107	$70,715
Balance in allowance for loan losses	$369	$43	$860	$113	$256	$0	$1,641

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued.

	Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Total
Three Months Ended March 31, 2012:
Beginning balance	$549	$247	$1,190	$187	$161	$15	$2,349
Provision (credit) for loan losses	112	(33)	(307)	294	(44)	5	27
Charge-offs	0	0	(69)	(335)	0	0	(404)
Recoveries	0	0	0	0	0	3	3

Ending balance	$661	$214	$814	$146	$117	$23	$1,975

Individually evaluated for impairment:
Recorded investment	$8,006	$0	$15,438	$6,877	$0	$0	$30,321
Balance in allowance for loan losses	$0	$0	$0	$0	$0	$0	$0

Collectively evaluated for impairment:
Recorded investment	$21,885	$4,059	$25,587	$4,520	$3,693	$125	$59,869
Balance in allowance for loan losses	$661	$214	$814	$146	$117	$23	$1,975

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

The following summarizes the loan credit quality (in thousands):

	Pass	OLEM (Other Loans Especially Mentioned)	Substandard	Doubtful	Loss	Total
At March 31, 2013:
Residential real estate	$22,393	$0	$7,410	$0	$0	$29,803
Multi-family real estate	3,885	0	0	0	0	3,885
Commercial real estate	26,858	1,390	10,696	0	0	38,944
Land and construction	4,379	1,982	872	0	0	7,233
Commercial	7,544	995	65	0	0	8,604
Consumer	107	0	0	0	0	107

Total	$65,166	$4,367	$19,043	$0	$0	$88,576

At December 31, 2012:
Residential real estate	$22,491	$0	$7,573	$0	$0	$30,064
Multi-family real estate	3,916	0	0	0	0	3,916
Commercial real estate	24,967	2,624	11,535	0	0	39,126
Land and construction	4,402	1,987	887	0	0	7,276
Commercial	7,092	66	0	0	0	7,158
Consumer	70	0	0	0	0	70

Total	$62,938	$4,677	$19,995	$0	$0	$87,610

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At March 31, 2013:
Residential real estate	$0	$1,309	$0	$1,309	$23,983	$4,511	$29,803
Multi-family real estate	0	0	0	0	3,885	0	3,885
Commercial real estate	2,973	0	0	2,973	26,392	9,579	38,944
Land and construction	0	0	0	0	6,361	872	7,233
Commercial	696	0	0	696	7,908	0	8,604
Consumer	0	0	0	0	107	0	107

Total	$3,669	$1,309	$0	$4,978	$68,636	$14,962	$88,576

At December 31, 2012:
Residential real estate	$0	$2,915	$0	$2,915	$22,492	$4,657	$30,064
Multi-family real estate	0	0	0	0	3,916	0	3,916
Commercial real estate	0	0	0	0	27,591	11,535	39,126
Land and construction	0	0	0	0	6,389	887	7,276
Commercial	699	0	0	699	6,459	0	7,158
Consumer	0	0	0	0	70	0	70

Total	$699	$2,915	$0	$3,614	$66,917	$17,079	$87,610

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. The following summarizes the amount of impaired loans (in thousands):

	At March 31, 2013			At December 31, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Residential real estate	$7,410	$7,959	$0	$7,573	$8,024	$0
Commercial real estate	6,721	13,425	0	8,661	11,412	0

With an allowance recorded:
Commercial real estate	$2,858	$2,858	$882	$2,874	$2,874	$366
Land and construction	872	2,396	17	886	2,410	0

Total:
Residential real estate	$7,410	$7,959	$0	$7,573	$8,024	$0
Commercial real estate	$9,579	$16,283	$882	$11,535	$14,286	$366
Land and construction	$872	$2,396	$17	$886	$2,410	$0

Total	$17,861	$26,638	$899	$19,994	$24,720	$366

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	For the Period Ended March 31,			For the Period Ended March 31,
	2013			2012
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received

Residential real estate	$7,520	$95	$126	$8,011	$52	$68
Commercial real estate	$10,904	$0	$45	$15,568	$0	$51
Land and construction	$869	$0	$15	$7,123	$0	$29

Total	$19,293	$95	$186	$30,702	$52	$148

No loans have been determined to be troubled debt restructurings (“TDR’s”) during the three months ended March 31, 2013 or 2012.
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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(4)
Regulatory Capital.  The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2013 of the regulatory capital requirements and the Bank’s capital on a percentage basis:

	Bank	Consent Order Regulatory Requirement

Tier I capital to total average assets	7.10%	8.00%

Tier I capital to risk-weighted assets	8.68%	N/A

Total capital to risk-weighted assets	9.93%	12.00%

As a result of the Consent Order discussed in Note 10, the Bank is categorized as “adequately capitalized” until the Consent Order is lifted, even if its ratios were to exceed those required to be a “well capitalized” bank.

(5)
Loss Per Share. Basic loss per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Basic and diluted loss per share is the same due to the net loss incurred by the Company. Loss per common share has been computed based on the following:

	Three Months Ended
	March 31,
	2013	2012
Weighted-average number of common shares outstanding used to calculate basic and diluted loss per common share	31,511,412	22,509,296

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)
Stock-Based Compensation. On December 27, 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan (“2011 Plan”). A total of 2,128,499 shares of common stock are available to be issued under the 2011 Plan. Options, restricted stock, performance share awards and bonus share awards in lieu of obligations may be issued under the 2011 Plan. Both incentive stock options and nonqualified stock options can be granted under the 2011 Plan. The exercise price of the stock options cannot be less than the fair market value of the common stock on the date of grant. Effective January 1, 2012, the Company adopted a Non- Employee Director Compensation Plan under which bonus shares issuable under the 2011 Plan may be earned as compensation to outside directors. During the three months ended March 31, 2013, 18,908 shares of stock valued at approximately $9,000 have been earned under the 2011 Plan and Non-Employee Director Compensation Plan as compensation to outside directors.

The Company’s prior stock option plan terminated on February 27, 2011. At March 31, 2013, no options were available for grant under this plan. Options must be exercised within ten years of the date of grant.

A summary of the activity in the prior plan is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2012	27,356	$36.27
Options forfeited	13,674	40.30
Outstanding and exercisable at March 31, 2013	13,682	$32.24	2.4 years	$0

(7)	Fair Value Measurements. Securities available for sale measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2013-
Mortgage-backed securities	$16,920	$0	$16,920	$0

As of December 31, 2012-
Mortgage-backed securities	$18,648	$0	$18,648	$0

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(7)	Fair Value Measurements, Continued. There were no transfers of securities between levels of inputs for the three months ended March 31, 2013.

Assets measured at fair value on a nonrecurring basis are as follows (in thousands):

						Losses
	Fair				Total	Recorded in
	Value	Level 1	Level 2	Level 3	Losses	Operations
At March 31, 2013:
Residential real estate	$1,556	$0	$0	$1,556	$548	$0
Commercial real estate	6,769	0	0	6,769	4,391	516
Land and construction	872	0	0	872	449	0

	$9,197	$0	$0	$9,197	$5,388	$516

Foreclosed real estate	$11,452	$0	$0	$11,452	$1,046	$184

At December 31, 2012:
Residential real estate	$1,247	$0	$0	$1,247	$451	$0
Commercial real estate	6,232	0	0	6,232	2,780	366
Land and construction	887	0	0	887	449	0

	$8,366	$0	$0	$8,366	$3,680	$366

Foreclosed real estate	$10,938	$0	$0	$10,938	$102	$102

(8)	Fair Value of Financial Instruments. The estimated fair values and fair value measurement method with respect to the Company’s financial instruments were as follows (in thousands):

	At March 31, 2013			At December 31, 2012
	Carrying	Fair		Carrying	Fair
	Amount	Value	Level	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$15,941	$15,941	1	$23,611	$23,611	1
Securities available for sale	16,920	16,920	2	18,648	18,648	2
Loans	86,074	85,898	3	85,209	85,046	3
Federal Home Loan Bank stock	1,419	1,419	3	1,478	1,478	3
Accrued interest receivable	500	500	3	499	499	3

Financial liabilities:
Deposit liabilities	95,883	96,333	3	101,611	101,985	3
Federal Home Loan Bank advances	27,700	29,497	3	27,700	29,633	3
Junior subordinated debenture	5,155	4,832	3	5,155	4,836	3
Off-balance sheet financial instruments	0	0	3	0	0	3

Discussion regarding the assumptions used to compute the estimated fair values of financial instruments can be found in Note 1 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(9)	Regulatory Matters – Company. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). On June 22, 2010, the Company entered into a written agreement with the Federal Reserve Bank of Atlanta (“Reserve Bank”) with respect to certain aspects of the operation and management of the Company (the “Written Agreement”).

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(10)	Regulatory Matters – Bank. Effective April 16, 2010, the Bank consented to the issuance of a Consent Order by the FDIC and the OFR, also effective as of April 16, 2010.

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

●	The Bank is required to revise, implement and incorporate recommendations of the FDIC and OFR with respect to the following policies or plans:
m	Lending and Collection Policies
m	Investment Policy

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(10)	Regulatory Matters – Bank, Continued.

m	Liquidity, Contingency Funding and Funds Management Plan
m	Interest Rate Risk Management Policy
m	Internal Loan Review and Grading System;
m	Internal Control Policy; and
m	A plan to reduce concentration in commercial real estate loans;

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

Management believes that the Bank is currently in substantial compliance with all the requirements of the Consent Order except for the following requirements:

●	Scheduled reductions by October 31, 2011, and April 30, 2012, of 60% and 75%, respectively, of loans classified as substandard and doubtful in the 2009 FDIC Examination;
●	Development of a plan to reduce Bank’s concentration in commercial real estate loans acceptable to the supervisory authorities;
●	Capital ratio requirements of 12% Tier I and 8% Tier I leverage capital ratio.

The Bank has implemented comprehensive policies and plans to address all of the requirements of the Consent Order and has incorporated recommendations from the FDIC and OFR into these policies and plans. The Company entered into a contract with Moishe Gubin, Chairman of the Board of Directors, to sell approximately $2.2 million of common stock to Mr. Gubin. The additional $2.2 million in capital from Mr. Gubin is expected to enable the Bank to comply with the total risk-based capital ratio of 12% and Tier 1 leverage capital ratio of 8%. The investment by Mr. Gubin is contingent upon receiving regulatory approval. At the present time, neither the Company nor Mr. Gubin can predict when or if the regulatory approval will be obtained. In the event regulatory approval is not obtained, the Board intends to seek capital through other investors. Accordingly, there can be no assurance that the Company will raise sufficient capital for the Bank to achieve and maintain material compliance with this ratio.

(11)
Junior Subordinated Debenture. The terms of the debenture agreement allow the Company to defer payments of interest on the debenture by extending the interest payment period at any time during the term of the debenture for up to twenty consecution quarterly periods. The Company has elected its right to defer payment of interest on the debenture. Accrued and unpaid interest on the debenture totaled $523,000 at March 31, 2013.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto presented elsewhere in this report. For additional information, refer to the financial statements and footnotes for the year ended December 31, 201 2 in the Annual Report on Form 10-K.

Regulatory Enforcement Actions

Bank Consent Order. On April 16, 2010, the Bank consented to the issuance of a Consent Order (“Consent Order”) by the FDIC and OFR. The Consent Order covers areas of the Bank’s operations that warrant improvement and imposes various requirements and restrictions designed to address these areas, including the requirement to maintain certain minimum capital ratios. A detailed discussion of the Consent Order is contained in Footnote 10 to the condensed consolidated financial statements contained in this report. Management believes that the Bank is currently in substantial compliance with all the requirements of the Consent Order except for the following requirements:

●	Scheduled reductions by October 31, 2011, and April 30, 2012, of 60% and 75%, respectively, of loans classified as substandard and doubtful in the 2009 FDIC Examination;
●	Development of a plan to reduce Bank’s concentration in commercial real estate loans acceptable to the supervisory authorities;
●	Capital ratio requirements of 12% Tier I and 8% Tier I leverage capital ratio.

The Bank has implemented comprehensive policies and plans to address all of the requirements of the Consent Order and has incorporated recommendations from the FDIC and OFR into these policies and plans. As of March 31, 2013, scheduled reductions of the aforementioned 2009 classified loans were 65.75%.

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

Capital Levels

At March 31, 2013, the Bank did not meet the regulatory capital requirements of the Consent Order. The following table summarizes the capital measures of the Bank at March 31, 2013 and December 31, 2012:

			FDIC Guideline Requirements
	March 31,	December 31,	Adequately-	Well-	Consent
	2013	2012	Capitalized	Capitalized	Order

Leverage ratio	7.10	8.12	4.00	5.00	8.00

Tier I risk-based capital ratio	8.68	10.23	4.00	6.00	*

Total risk-based capital ratio	9.93	11.48	8.00	10.00	12.00

*No additional requirement is established by the Consent Order

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Financial Condition at March 31, 2013 and December 31, 2012

Overview

Our total assets declined by $8.1 million to $135.6 million at March 31, 2013, from $143.7 million at December 31, 2012, due to a $1.5 million reduction in securities primarily as a result of repayments and a $7.7 million reduction in cash primarily as a result of a reduction in deposits. Deposits decreased by $5.7 million to $95.9 million at March 31, 2013, from $101.6 million at December 31, 2012, primarily due to a reduction in time deposits. Total stockholders’ equity decreased by $2.2 million to $4.7 million at March 31, 2013 from $6.9 million at December 31, 2012, due to a $2.2 million net loss for the three month period ended March 31, 2013.

The following table shows selected information for the periods ended or at the dates indicated:

	Three Months Ended March 31, 2013	Year Ended December 31, 2012	Three Months Ended March 31, 2012
Average equity as a percentage of average assets	4.23%	5.15%	4.67%

Equity to total assets at end of period	3.49%	4.81%	5.34%

Return on average assets (1)	(6.16)%	(3.10)%	(1.54)%

Return on average equity (1)	(145.47)%	(60.28)%	(33.07)%

Noninterest expenses to average assets (1)	3.90%	3.62%	3.15%

(1) Annualized for the three months ended March 31, 2013 and 2012.

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

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Liquidity and Sources of Funds

The Bank’s sources of funds include customer deposits, advances from the Federal Home Loan Bank of Atlanta (“FHLB”), principal repayments and sales of investment securities, loan repayments, foreclosed real estate sales, the use of Federal Funds markets, net income, if any, and loans taken out at the Federal Reserve Bank discount window.

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

In addition to obtaining funds from depositors, we may borrow funds from other financial institutions. At March 31, 2013, the Bank had outstanding borrowings of $27.7 million, against its $27.7 million in established borrowing capacity with the FHLB. The Bank’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. In 2010, the Bank obtained an available discount window credit line with the Reserve Bank, currently $1.9 million. The Reserve Bank line is subject to collateral requirements and must be repaid within 90 days; each advance is subject to prior Reserve Bank consent. We measure and monitor our liquidity daily and believe our liquidity sources are adequate to meet our operating needs.

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

The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. As of March 31, 2013, the Company had commitments to extend credit totaling $245,000.

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

	Three Months Ended March 31,
	2013			2012
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans	$89,442	1,093	4.89%	$90,721	995	4.39%
Securities	18,581	192	4.13	28,367	298	4.20
Other (1)	15,548	16	0.41	22,236	16	0.29

Total interest-earning assets/interest income	123,571	1,301	4.21	141,324	1,309	3.70

Cash and due from banks	4,076			421
Premises and equipment	2,915			2,685
Other	9,574			6,363

Total assets	$140,136			$150,793

Interest-bearing liabilities:
Savings, NOW and money-market deposits	33,579	49	0.58	34,831	55	0.63
Time deposits	61,310	180	1.17	69,275	236	1.36
Borrowings (2)	32,855	335	4.08	36,855	389	4.22

Total interest-bearing liabilities/interest expense	127,744	564	1.77	140,961	680	1.93

Noninterest-bearing demand deposits	3,757			545
Other liabilities	2,704			2,247
Stockholders’ equity	5,931			7,040

Total liabilities and stockholders’ equity	$140,136			$150,793

Net interest income		$737			$629

Interest rate spread (3)			2.44%			1.77%

Net interest margin (4)			2.39%			1.78%

Ratio of average interest-earning assets to average interest-bearing liabilities	0.97			1.00

(1)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and junior subordinated debenture.
(3)	Interest rate spread represents the difference between average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Comparison of the Three-Month Periods Ended March 31, 2013 and 2012

General. Net loss for the three months ended March 31, 2013, was $2.2 million or $(.07) per basic and diluted share compared to a net loss of $.6 million or $(.03) per basic and diluted share for the period ended March 31, 2012. This increase in the Company’s net loss was primarily due to a $1.3 million increase in provision for loan losses.

Interest Income. Interest income remained at $1.3 million for the three months ended March 31, 2013 from $1.3 million for the three months ended March 31, 2012.

Interest Expense. Interest expense on deposits decreased to $.2 million for the three months ended March 31, 2013 from $.3 million for the three months ended March 31, 2012. Interest expense decreased primarily because of a decrease in average deposits.

Provision for Loan Losses. The provision for the three months ended March 31, 2013, was $1.3 million compared to $27,000 for the same period in 2012. The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio at March 31, 2013. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $2.5 million or 2.87% of loans outstanding at March 31, 2013, compared to $2.5 million, or 2.81% of loans outstanding at December 31, 2012. The decrease in the allowance was due to the use of specific reserves for charge-offs of loans deemed uncollectible. Management believes the balance in the allowance for loan losses at March 31, 2013 is adequate.

Noninterest Income. Total noninterest income increased to $46,000 for the three months ended March 31, 2013, from $4,000 for the three months ended March 31, 2012 primarily due to an increase in service charges and fees.

Noninterest Expenses. Total noninterest expenses increased to $1.4 million for the three months ended March 31, 2013 compared to $1.2 million for the three months ended March 31, 2012, primarily due to an increase in foreclosure expenses.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Item 4. Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and, based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Non-Employee Director Share Issuances

On March 31, 2013, the Company allocated an aggregate of 18,908 shares of its common stock to the Company’s non-employee directors under the Company’s 2011 Equity Incentive Plan and the Company’s Non-Employee Director Compensation Plan (the “Director Compensation Plan”) for attendance fees at board meetings of the Company during the first quarter of 2013. Under the Director Compensation Plan, which became effective on January 1, 2012, fees for attendance at board and committee meetings are payable 75% in shares of common stock and 25% in cash on a quarterly basis. The shares were issued at the price of $0.48, the fair market value of the shares on the date of issuance. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 6. Exhibits

The exhibits contained in the Exhibit Index following the signature page are filed with or incorporated by reference into this report.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date: May 10, 2013	By:	/s/ Thomas Procelli
Thomas Procelli,
Principal Executive Officer and Principal
Financial Officer

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

10.4	Second First Amendment dated October 25, 2012 to Amended and Restated Stock Purchase Agreement between OptimumBank Holdings, Inc. and Moishe Gubin dated December 5, 2011

31.1	Certification of Principal Executive and Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Principal Executive and Principal Financial Officer under 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document