Form 10-Q
period 2013-06-30
OptimumBank Holdings, Inc.
filed 2013-08-14
CIK 1288855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

954-776-2332

(Registrant's telephone number, including area code)

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

Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  7,891,217 shares of Common Stock, $.01 par value, issued and outstanding as of August 13, 2013

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets

Cash and due from banks	$4,277	$4,541
Interest-bearing deposits with banks	13,388	19,070

Total cash and cash equivalents	17,665	23,611

Securities available for sale	20,722	18,648
Loans, net of allowance for loan losses of $2,587 and $2,459	84,639	85,209
Federal Home Loan Bank stock	1,419	1,478
Premises and equipment, net	2,941	2,906
Foreclosed real estate, net	7,834	10,938
Accrued interest receivable	503	499
Other assets	178	454

Total assets	$135,901	$143,743

Liabilities and Stockholders' Equity

Liabilities:
Noninterest-bearing demand deposits	3,461	4,626
Savings, NOW and money-market deposits	32,094	34,153
Time deposits	62,124	62,832

Total deposits	97,679	101,611

Federal Home Loan Bank advances	27,700	27,700
Junior subordinated debenture	5,155	5,155
Advanced payment by borrowers for taxes and insurance	743	461
Official checks	818	581
Other liabilities	1,408	1,325

Total liabilities	133,503	136,833

Stockholders' equity:
Preferred stock, no par value; 6,000,000 shares authorized, no shares issued or outstanding	0	0
Common stock, $.01 par value; 50,000,000 shares authorized 7,891,217 and 31,511,201 shares issued and outstanding	79	315
Additional paid-in capital	31,316	31,057
Accumulated deficit	(29,104)	(24,688)
Accumulated other comprehensive income	107	226

Total stockholders' equity	2,398	6,910

Total liabilities and stockholders' equity	$135,901	$143,743

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Interest income:
Loans	$1,067	$982	$2,161	$1,977
Securities	184	276	376	574
Other	15	22	32	38

Total interest income	1,266	1,280	2,569	2,589

Interest expense:
Deposits	219	285	448	576
Borrowings	309	388	645	777

Total interest expense	528	673	1,093	1,353

Net interest income	738	607	1,476	1,236

Provision for loan losses	822	154	2,194	181

Net interest (expense) income after provision for loan losses	(84)	453	(718)	1,055

Noninterest income:
Service charges and fees	24	8	57	11
Other	7	178	19	178

Total noninterest income	31	186	76	189

Noninterest expenses:
Salaries and employee benefits	571	426	1,059	836
Occupancy and equipment	129	125	265	243
Data processing	79	63	151	114
Professional fees	382	288	549	527
Insurance	79	70	158	139
Stationary and supplies	9	10	19	21
Foreclosed real estate	691	70	976	138
Regulatory assessment	82	78	170	123
Other	35	176	74	352

Total noninterest expenses	2,057	1,306	3,421	2,493

Other-than-temporary impairment on securities:
Total other-than-temporary impairment losses	149	103	353	103
Portion of losses recognized in other comprehensive income	0	0	0	0

Net loss	$(2,259)	$(770)	$(4,416)	$(1,352)

Net loss per share-
Basic and diluted	$(.29)	$(.12)	$(.56)	$(.21)

Dividends per share	$0	$0	$0	$0

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net loss	$(2,259)	$(770)	$(4,416)	$(1,352)

Other comprehensive loss-
Unrealized gains (loss) on securities available for sale:
Unrealized gain arising during the period	61	214	234	541
Other-than-temporary impairment on securities	149	103	353	103

Unrealized holding (losses) gains arising during period	(88)	111	(119)	438

Comprehensive loss	$(2,347)	$(659)	$(4,535)	$(914)

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity

Six Months Ended June 30, 2013 and 2012

(Dollars in thousands)

					Accumulated
					Other
					Compre-
			Additional		hensive	Total
	Common Stock		Paid-In	Accumulated	(Loss)	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity

Balance at December 31, 2011	22,411,108	$224	$27,491	$(19,991)	$(938)	$6,786

Proceeds from sale of common stock (unaudited)	4,447,500	45	1,735	0	0	1,780

Common stock issued as compensation to directors (unaudited)	22,386	0	25	0	0	25

Net loss for the six months ended June 30, 2012 (unaudited)	0	0	0	(1,352)	0	(1,352)

Net change in unrealized loss on securities available for sale (unaudited)	0	0	0	0	438	438

Balance at June 30, 2012 (unaudited)	26,880,994	$269	$29,251	$(21,343)	$(500)	$7,677

Balance at December 31, 2012	31,511,201	$315	$31,057	$(24,688)	$226	$6,910

Reverse one-for-four common share split (unaudited)	(23,646,314)	(236)	236	0	0	0

Common stock issued as compensation to directors (unaudited)	26,330	0	23	0	0	23

Net loss for the six months ended June 30, 2013 (unaudited)	0	0	0	(4,416)	0	(4,416)

Net change in unrealized loss on securities available for sale (unaudited)	0	0	0	0	(119)	(119)

Balance at June 30, 2013 (unaudited)	7,891,217	$79	$31,316	$(29,104)	$107	$2,398

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(4,416)	$(1,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	97	52
Provision for loan losses	2,194	181
Net amortization of fees, premiums and discounts	(339)	(10)
Common stock issued as compensation to directors	23	25
Decrease in other assets	276	207
Loss on sale of foreclosed real estate	135	0
Provision for losses on foreclosed real estate	724	45
(Increase) decrease in accrued interest receivable	(4)	15
Other-than-temporary impairment of securities available for sale	353	103
Increase (decrease) in official checks and other liabilities	320	(314)

Net cash used in operating activities	(637)	(1,048)

Cash flows from investing activities:
Purchase of securities available for sale	(5,504)	0
Principal repayments of securities available for sale	3,149	4,238
Net (increase) decrease in loans	(2,173)	750
Purchase of premises and equipment	(132)	(99)
Proceeds from sale of foreclosed real estate, net	2,942	190
Capital improvements on foreclosed real estate	0	(22)
Redemption of Federal Home Loan Bank stock	59	389

Net cash (used in) provided by investing activities	(1,659)	5,446

Cash flows from financing activities:
Net decrease in deposits	(3,932)	(1,231)
Net increase in advance payments by borrowers for taxes and insurance	282	330
Proceeds from sale of common stock	0	1,780

Net cash (used in) provided by financing activities	(3,650)	879

Net (decrease) increase in cash and cash equivalents	(5,946)	5,277

Cash and cash equivalents at beginning of the period	23,611	22,776

Cash and cash equivalents at end of the period	$17,665	$28,053

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Six Months Ended
	June 30,
	2013	2012
Supplemental disclosure of cash flow information:
Cash paid during the period for-
Interest	$1,035	$1,276

Noncash investing and financing activities:
Change in accumulated other comprehensive income, net change in unrealized gain on securities available for sale	$(119)	$438
Loans transferred to foreclosed real estate	$697	$1,655

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General. OptimumBank Holdings, Inc. (the "Holding Company") is a one-bank holding company and owns 100% of OptimumBank (the "Bank"), a state (Florida)-chartered commercial bank. The Bank's wholly-owned subsidiaries are OB Real Estate Management, LLC, OB Real Estate Holdings, LLC and OB Real Estate Holding 1503, LLC, all of which were formed in 2009, OB Real Estate Holdings 1695, OB Real Estate Holdings 1669, OB Real Estate Holdings 1645, OB Real Estate Holdings 1620 and OB Real Estate Holdings 1565, all formed in 2010; OB Real Estate Holdings 1443 and OB Real Estate Holdings Northwood, OB Real Estate Holdings 1596, OB Real Estate Holdings 1636 formed in 2011; and OB Real Estate Holdings 1655, OB Real Estate Holdings 1692, OB Real Estate Holdings 1704, OB Real Estate Holdings Rosemary and OB Real Estate Holdings Sillato formed in 2012 (the "Real Estate Holding Subsidiaries"). The Holding Company's only business is the operation of the Bank and its subsidiaries (collectively, the "Company"). The Bank's deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). The Bank offers a variety of commercial banking services to individual and corporate customers through its three banking offices located in Broward County, Florida. OB Real Estate Management, LLC is primarily engaged in managing foreclosed real estate. This subsidiary had no activity in 2013 and 2012. All other subsidiaries are primarily engaged in holding and disposing of foreclosed real estate.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2013, and the results of operations for the three- and six-month periods ended June 30, 2013 and 2012. The results of operations for the three and six months ended June 30, 2013, are not necessarily indicative of the results to be expected for the full year.

Comprehensive Loss. Generally accepted accounting principles generally requires that recognized revenue, expenses, gains and losses be included in net loss. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, such items along with net loss, are components of comprehensive loss. The only component of other comprehensive loss is the net change in the unrealized gain on the securities available for sale.

Income Taxes. During the year ended December 31, 2009, the Company assessed its earnings history and trend over the past year and its estimate of future earnings, and determined that it is more likely than not that the deferred tax asset will not be realized in the near term. Accordingly, a valuation allowance was recorded against the net deferred tax asset for the amount not expected to be realized in the future. Based on the available evidence at June 30, 2013, the Company determined that it is still more likely than not that the deferred tax asset will not be realized in the near term.

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

In February 2013, the FASB issued Accounting Standards Update 2013-2 ("ASU 2013-2"), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220). ASU 2013-2 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The Company adopted the standard in January 2013 and it did not have a significant impact on the Company's consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. The Company is currently assessing the impact, if any, on the condensed consolidated financial statements.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities. Securities have been classified according to management's intent. The carrying amount of securities and approximate fair values are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At June 30, 2013:
Securities Available for Sale-
Mortgage-backed securities	$20,615	$302	$(195)	$20,722

At December 31, 2012:
Securities Available for Sale-
Mortgage-backed securities	$18,422	$305	$(79)	$18,648

Securities with gross unrealized losses at June 30, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
Securities Available for Sale-
Mortgage-backed securities	$(195)	$7,309	$0	$0

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

In evaluating mortgage-backed securities with unrealized losses greater than twelve months, management utilizes various resources, including input from independent third party firms to perform an analysis of expected future cash flows. The process begins with an assessment of the underlying collateral backing the mortgage pools. Management develops specific assumptions using as much market data as possible and includes internal estimates as well as estimates published by rating agencies and other third-party sources. The data for the individual borrowers in the underlying mortgage pools are generally segregated by state, FICO score at issue, loan to value at issue and income documentation criteria. Mortgage pools are evaluated for current and expected levels of delinquencies and foreclosures, based on where they fall in the proscribed data set of FICO score, geographics, LTV and documentation type and a level of loss severity is assigned to each security based on its experience. The above-described historical data is used to develop current and expected measures of cumulative default rates as well as ultimate loss frequency and severity within the underlying mortgages. This reveals the expected future cash flows within the mortgage pool. The data described above is then input to an industry recognized model to assess the behavior of the particular security tranche owned by the Company. Significant inputs in this process include the structure of any subordination structures, if applicable, and are dictated by the structure of each particular security as laid out in the offering documents. The forecasted cash flows from the mortgage pools are input through the security structuring model to derive expected cash flows for the specific security owned by the Company to determine if the future cash flows are expected to exceed the book value of the security. The values for the significant inputs are updated on a regular basis. During the three and six months ended June 30, 2013, the Company recorded other-than-temporary impairment charges totaling $149,000 and $353,000, respectively. During the three and six month periods ended June 30, 2012, the Company recorded other-than-temporary impairment charges totaling $103,000.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans. The segments of loans are as follows (in thousands):

	At June 30,	At December 31,
	2013	2012
Residential real estate	$28,851	$30,064
Multi-family real estate	3,850	3,916
Commercial real estate	38,762	39,126
Land and construction	6,643	7,276
Commercial	8,864	7,158
Consumer	57	70

Total loans	87,027	87,610
Add (deduct):
Net deferred loan fees, costs and premiums	199	58
Allowance for loan losses	(2,587)	(2,459)
Loans, net	$84,639	$85,209

An analysis of the change in the allowance for loan losses follows (in thousands):

	Residential	Multi-Family	Commercial	Land
	Real	Real	Real	and
	Estate	Estate	Estate	Construction	Commercial	Consumer	Total
Three-Month Period Ended June 30, 2013:
Beginning balance	$369	$43	$1,742	$130	$256	$0	$2,540
Provision (credit) for loan losses	(27)	(27)	1,018	(162)	23	(3)	822
Charge-offs	0	0	(950)	0	0	0	(950)
Recoveries	0	0	100	72	0	3	175

Ending balance	$342	$16	$1,910	$40	$279	$0	$2,587

Six-Month Period Ended June 30, 2013:
Beginning balance	$434	$267	$1,372	$166	$216	$4	$2,459
Provision (credit) for loan losses	5	(251)	2,585	(198)	63	(10)	2,194
Charge-offs	(97)	0	(2,147)	0	0	0	(2,244)
Recoveries	0	0	100	72	0	6	178

Ending balance	$342	$16	$1,910	$40	$279	$0	$2,587

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued.

	Residential	Multi-Family	Commercial	Land
	Real	Real	Real	and
	Estate	Estate	Estate	Construction	Commercial	Consumer	Total
Three-Month Period Ended June 30, 2012:
Beginning balance	$661	$214	$814	$146	$117	$23	$1,975
Provision (credit) for loan losses	189	31	97	(161)	(2)	0	154
Charge-offs	(147)	0	(141)	0	0	0	(288)
Recoveries	0	0	29	230	0	2	261

Ending balance	$703	$245	$799	$215	$115	$25	$2,102

Six-Month Period Ended June 30, 2012:
Beginning balance	$549	$247	$1,190	$187	$161	$15	$2,349
Provision (credit) for loan losses	301	(2)	(210)	133	(46)	5	181
Charge-offs	(147)	0	(210)	(335)	0	0	(692)
Recoveries	0	0	29	230	0	5	264

Ending balance	$703	$245	$799	$215	$115	$25	$2,102

	Residential	Multi-Family	Commercial	Land
	Real	Real	Real	and
	Estate	Estate	Estate	Construction	Commercial	Consumer	Total
At June 30, 2013:
Individually evaluated for impairment:
Recorded investment	$7,291	$0	$8,702	$312	$0	$0	$16,305
Balance in allowance for loan losses	0	$0	$828	$17	$0	$0	$845

Collectively evaluated for impairment:
Recorded investment	$21,560	$3,850	$30,060	$6,331	$8,864	$57	$70,722
Balance in allowance for loan losses	$342	$16	$1,082	$23	$279	$0	$1,742

At December 31, 2012:
Individually evaluated for impairment:
Recorded investment	$7,573	$0	$11,535	$886	$0	$0	$19,994
Balance in allowance for loan losses	$0	$0	$366	$0	$0	$0	$366

Collectively evaluated for impairment:
Recorded investment	$22,491	$3,916	$27,591	$6,390	$7,158	$70	$67,616
Balance in allowance for loan losses	$434	$267	$1,006	$166	$216	$4	2,093

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. The Company has divided the loan portfolio into six portfolio segments, each with different risk characteristics and methodologies for assessing risk. The portfolio segments identified by the Company are as follows:

Residential Real Estate, Multi-Family Real Estate, Commercial Real Estate, Land and Construction. Real estate mortgage loans are typically segmented into four portfolio segments: Residential real estate, Multi-family real estate, Commercial real estate, and Land and Construction. Residential real estate loans are underwritten in accordance with policies set forth and approved by the Board of Directors (the "Board"), including repayment capacity and source, value of the underlying property, credit history and stability. Multi-family real estate and commercial real estate loans are secured by the subject property and are underwritten based upon standards set forth in the policies approved by the Company's Board. Such standards include, among other factors, loan to value limits, cash flow coverage and general creditworthiness of the obligors. Land and construction loans to borrowers are to finance the construction of owner occupied and leased properties. These loans are categorized as construction loans during the construction period, later converting to commercial or residential real estate loans after the construction is complete and amortization of the loan begins. Real estate development and construction loans are approved based on an analysis of the borrower and guarantor, the viability of the project and on an acceptable percentage of the appraised value of the property securing the loan. Real estate development and construction loan funds are disbursed periodically based on the percentage of construction completed. The Company carefully monitors these loans with on-site inspections and requires the receipt of lien waivers on funds advanced. Development and construction loans are typically secured by the properties under development or construction, and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely on the value of the underlying property, the Company considers the market conditions and feasibility of proposed projects, the financial condition and reputation of the borrower and guarantors, the amount of the borrower's equity in the project, independent appraisals, costs estimates and pre-construction sale information. The Company also makes loans on occasion for the purchase of land for future development by the borrower. Land loans are extended for the future development for either commercial or residential use by the borrower. The Company carefully analyzes the intended use of the property and the viability thereof.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued.

Commercial Loans. Commercial loans are primarily underwritten on the basis of the borrowers' ability to service such debt from income. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. As a general practice, the Company takes as collateral a security interest in any available real estate, equipment, or other chattel, although loans may also be made on an unsecured basis. Collateralized working capital loans typically are secured by short-term assets whereas long-term loans are primarily secured by long-term assets. These loans are also affected by adverse economic conditions should they prevail within the Company's local market.

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

The following summarizes the loan credit quality (in thousands):

		OLEM
		(Other Loans
		Especially
	Pass	Mentioned)	Substandard	Doubtful	Loss	Total
At June 30, 2013:
Residential real estate	$21,560	$0	$7,291	$0	$0	$28,851
Multi-family real estate	3,850	0	0	0	0	3,850
Commercial real estate	27,570	1,379	9,813	0	0	38,762
Land and construction	4,355	1,976	312	0	0	6,643
Commercial	7,865	934	65	0	0	8,864
Consumer	57	0	0	0	0	57

Total	$65,257	$4,289	$17,481	$0	$0	$87,027

At December 31, 2012:
Residential real estate	$22,491	$0	$7,573	$0	$0	$30,064
Multi-family real estate	3,916	0	0	0	0	3,916
Commercial real estate	24,967	2,624	11,535	0	0	39,126
Land and construction	4,402	1,987	887	0	0	7,276
Commercial	7,092	66	0	0	0	7,158
Consumer	70	0	0	0	0	70

Total	$62,938	$4,677	$19,995	$0	$0	$87,610

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. Internally assigned loan grades are defined as follows:

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
			Greater
	30-59	60-89	Than 90	Total
	Days	Days	Days	Past		Nonaccrual	Total
	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At June 30, 2013:
Residential real estate	$1,302	$0	$0	$1,302	$23,096	$4,453	$28,851
Multi-family real estate	0	0	0	0	3,850	0	3,850
Commercial real estate	615	0	0	615	29,445	8,702	38,762
Land and construction	0	0	0	0	6,331	312	6,643
Commercial	0	0	0	0	8,864	0	8,864
Consumer	0	0	0	0	57	0	57

Total	$1,917	$0	$0	$1,917	$71,643	$13,467	$87,027

At December 31, 2012:
Residential real estate	$0	$2,915	$0	$2,915	$22,492	$4,657	$30,064
Multi-family real estate	0	0	0	0	3,916	0	3,916
Commercial real estate	0	0	0	0	27,591	11,535	39,126
Land and construction	0	0	0	0	6,389	887	7,276
Commercial	699	0	0	699	6,459	0	7,158
Consumer	0	0	0	0	70	0	70

Total	$699	$2,915	$0	$3,614	$66,917	$17,079	$87,610

The following summarizes the amount of impaired loans (in thousands):

	At June 30, 2013			At December 31, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Residential real estate	$7,291	$7,798	$0	$7,573	$8,024	$0
Commercial real estate	6,987	10,418	0	8,661	11,412	$0
Land and construction	0	0	0	886	2,410	$0

With an allowance recorded:
Commercial real estate	$1,715	$2,912	$828	$2,874	$2,874	$366
Land and construction	312	511	17	0	0	0

Total:
Residential real estate	$7,291	$7,798	$0	$7,573	$8,024	$0
Commercial real estate	$8,702	$13,330	$828	$11,535	$14,286	$366
Land and construction	$312	$511	$17	$886	$2,410	$0

Total	$16,305	$21,639	$845	$19,994	$24,720	$366

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Three Months Ended June 30,
	2013			2012
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received

Residential real estate	$7,370	$56	$93	$7,870	$52	$84
Commercial real estate	$9,579	$0	$68	$14,766	$0	$59
Land and construction	$568	$0	$11	$4,574	$0	$14
Total	$17,517	$56	$172	$27,210	$52	$157

	Six Months Ended June 30,
	2013			2012
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received

Residential real estate	$7,445	$152	$219	$7,941	$104	$152
Commercial real estate	$10,206	$0	$113	$15,152	$0	$110
Land and construction	$717	$0	$26	$5,848	$0	$4
Total	$18,368	$152	$358	$28,941	$104	$306

No loans have been determined to be troubled debt restructurings during the six months ended June 30, 2013 or 2012.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(4)	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2013 of the regulatory capital requirements and the Bank's capital on a percentage basis:

		Consent Order
		Regulatory
	Bank	Requirement

Tier I capital to total average assets	5.70%	8.00%

Tier I capital to risk-weighted assets	7.10%	N/A

Total capital to risk-weighted assets	8.36%	12.00%

As a result of the Consent Order discussed in Note 10, the Bank is categorized as "adequately capitalized" until the Consent Order is lifted, even if its ratios were to exceed those required to be a "well capitalized" bank.

(5)	Loss Per Share. Basic loss per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Basic and diluted loss per share is the same due to the net loss incurred by the Company. Loss per common share has been restated for all periods presented to reflect the one-for-four reverse common share split effective May 31, 2013. Loss per common share has been computed based on the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Weighted-average number of common shares outstanding used to calculate basic and diluted loss per common share	7,882,623	6,670,971	7,880,250	6,538,901

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock-Based Compensation. On December 27, 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan (“2011 Plan”). A total of 532,125 shares of common stock are available to be issued under the 2011 Plan. Options, restricted stock, performance share awards and bonus share awards in lieu of obligations may be issued under the 2011 Plan. Both incentive stock options and nonqualified stock options can be granted under the 2011 Plan. The exercise price of the stock options cannot be less than the fair market value of the common stock on the date of grant. Effective January 1, 2012, the Company adopted a Non- Employee Director Compensation Plan under which bonus shares issuable under the 2011 Plan may be earned as compensation to outside directors. During the six months ended June 30, 2013, 26,330 shares of stock valued at approximately $23,000 have been earned under the 2011 Plan and Non-Employee Director Compensation Plan as compensation to outside directors.

The Company’s prior stock option plan terminated on February 27, 2011. At June 30, 2013, no options were available for grant under this plan. Options must be exercised within ten years of the date of grant.

A summary of the activity in the prior plan is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2012	6,839	$145.08
Options forfeited	(3,419)	161.19

Outstanding and exercisable at June 30, 2013	3,420	$128.96	2.2 years	$0

(7)	Fair Value Measurements. Securities available for sale measured at fair value on a recurring basis are summarized below (in thousands):

Fair Value Measurements at Reporting Date Using
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2013-
Mortgage-backed securities	$20,722	$0	$20,722	$0

As of December 31, 2012-
Mortgage-backed securities	$18,648	$0	$18,648	$0

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(7)	Fair Value Measurements, Continued. There were no transfers of securities between levels of inputs for the six months ended June 30, 2013.

Assets measured at fair value on a nonrecurring basis are as follows (in thousands):

						Losses
	Fair				Total	Recorded in
	Value	Level 1	Level 2	Level 3	Losses	Operations
At June 30, 2013:
Residential real estate	$1,504	$0	$0	$1,504	$507	$0
Commercial real estate	5,841	0	0	5,841	5,119	1,344
Land and construction	312	0	0	312	124	0

	$7,657	$0	$0	$7,657	$5,750	$1,344

Foreclosed real estate	$7,834	$0	$0	$7,834	$724	$724

At December 31, 2012:
Residential real estate	$1,247	$0	$0	$1,247	$451	$0
Commercial real estate	6,232	0	0	6,232	2,780	366
Land and construction	887	0	0	887	449	0

	$8,366	$0	$0	$8,366	$3,680	$366

Foreclosed real estate	$10,938	$0	$0	$10,938	$102	$102

(8)	Fair Value of Financial Instruments. The estimated fair values and fair value measurement method with respect to the Company's financial instruments were as follows (in thousands):

	At June 30, 2013			At December 31, 2012
	Carrying	Fair		Carrying	Fair
	Amount	Value	Level	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$17,665	$17,665	1	$23,611	$23,611	1
Securities available for sale	20,722	20,722	2	18,648	18,648	2
Loans	84,639	84,412	3	85,209	85,046	3
Federal Home Loan Bank stock	1,419	1,419	3	1,478	1,478	3
Accrued interest receivable	503	503	3	499	499	3

Financial liabilities:
Deposit liabilities	97,679	98,047	3	101,611	101,985	3
Federal Home Loan Bank advances	27,700	28,601	3	27,700	29,633	3
Junior subordinated debenture	5,155	4,830	3	5,155	4,836	3
Off-balance sheet financial instruments	0	0	3	0	0	3

Discussion regarding the assumptions used to compute the estimated fair values of financial instruments can be found in Note 1 to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2012.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(9)	Regulatory Matters - Company. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "Federal Reserve"). On June 22, 2010, the Company entered into a written agreement with the Federal Reserve Bank of Atlanta ("Reserve Bank") with respect to certain aspects of the operation and management of the Company (the "Written Agreement").

The Written Agreement contains the following principal requirements:

•	The Board of the Company must take appropriate steps to fully utilize the Company's financial and managerial resources to serve as a source of strength to the Bank, including, but not limited to, taking steps to ensure that the Bank complies with the Consent Order entered into with the Official Financial Regulation ("OFR") and the Federal Deposit Insurance Corporation ("FDIC") and any other supervisory action taken by the Bank's state or federal regulator.
•	The Company may not declare or pay any dividends without prior Reserve Bank and Federal Reserve approval.
•	The Company may not, directly or indirectly, take dividends or any other form of payment representing a reduction in capital from the Bank without prior Reserve Bank approval.
•	The Company and its nonbank subsidiary, OptimumBank Holdings Capital Trust I, may not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank and the Federal Reserve.
•	The Company and its nonbank subsidiary, OptimumBank Holdings Capital Trust I, may not, directly or indirectly, incur, increase, or guarantee any debt or purchase or redeem any shares of its stock without the prior written approval of the Reserve Bank.
•	The Company must obtain prior written consent from the Reserve Bank before appointing any new director or senior executive officer, or changing the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, and must comply with the regulations applicable to indemnification and severance payments.
•	The Company must provide quarterly progress reports to the Reserve Bank, along with parent company only financial statements.

Management believes the Company is in substantial compliance with the requirements of the Written Agreement.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(10)	Regulatory Matters- Bank. Effective April 16, 2010, the Bank consented to the issuance of a Consent Order by the FDIC and the OFR, also effective as of April 16, 2010.

The Consent Order represents an agreement among the Bank, the FDIC and the OFR as to areas of the Bank's operations that warrant improvement and presents a plan for making those improvements. The Consent Order imposes no fines or penalties on the Bank. The Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and the OFR.

The Consent Order contains the following principal requirements:

•	The Board of the Bank is required to increase its participation in the affairs of the Bank and assume full responsibility for the approval of sound policies and objectives for the supervision of all of the Bank's activities.
•	The Bank is required to have and retain qualified and appropriately experienced senior management, including a chief executive officer, a chief lending officer and a chief financial officer, who are given the authority to implement the provisions of the Consent Order.
•	Any proposed changes in the Bank's Board of Directors or senior executive officers are subject to the prior consent of the FDIC and the OFR.
•	The Bank is required to maintain both a fully funded allowance for loan and lease losses satisfactory to the FDIC and the OFR and a minimum Tier 1 leverage capital ratio of 8% and a total risk-based capital ratio of 12% for as long as the Consent Order remains in effect.
•	The Bank must undertake over a two-year period a scheduled reduction of the balance of loans classified "substandard" and "doubtful" in its 2009 FDIC examination by at least 75%.
•	The Bank is required to reduce the volume of its adversely classified private label mortgage backed securities under a plan acceptable to the FDIC and OFR.
•	The Bank must submit to the FDIC and the OFR for their review and comment a written business/strategic plan covering the overall operation of the Bank.
•	The Bank must implement a plan to improve earnings, addressing goals and strategies for improving and sustaining earnings, major areas for improvement in the Bank's operating performance, realistic and comprehensive budgets and a budget review process.
•	The Bank is required to revise, implement and incorporate recommendations of the FDIC and OFR with respect to the following policies or plans:
o	Lending and Collection Policies
o	Investment Policy

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(10)	Regulatory Matters – Bank, Continued.
o	Liquidity, Contingency Funding and Funds Management Plan
o	Interest Rate Risk Management Policy
o	Internal Loan Review and Grading System;
o	Internal Control Policy; and
o	A plan to reduce concentration in commercial real estate loans;
•	The Bank's Board of Directors must review the adequacy of the allowance for loan and lease losses and establish a comprehensive policy satisfactory to the FDIC and OFR for determining such adequacy at least quarterly thereafter.
•	The Bank may not pay any dividends or bonuses without the prior approval of the FDIC.
•	The Bank may not accept, renew or rollover any brokered deposits except with the prior approval of the FDIC.
•	The Bank is required to notify the FDIC and OFR prior to undertaking asset growth of 10% or more per annum while the Consent Order remains in effect.
•	The Bank is required to file quarterly progress reports with the FDIC and the OFR.

Management believes that the Bank is currently in substantial compliance with all the requirements of the Consent Order except for the following requirements:
•	Scheduled reductions by October 31, 2011, and April 30, 2012, of 60% and 75%, respectively, of loans classified as substandard and doubtful in the 2009 FDIC Examination;
•	Development of a plan to reduce Bank's concentration in commercial real estate loans acceptable to the supervisory authorities;
•	Capital ratio requirements of 12% of total risk-based capital and 8% Tier I leverage capital ratio.

The Bank has implemented comprehensive policies and plans to address all of the requirements of the Consent Order and has incorporated recommendations from the FDIC and OFR into these policies and plans. The Company entered into a contract with Moishe Gubin, Chairman of the Board of Directors, to sell approximately $2.2 million of common stock to Mr. Gubin. The additional $2.2 million in capital from Mr. Gubin is not sufficient to enable the Bank to comply with the total risk-based capital ratio of 12% and Tier 1 leverage capital ratio of 8%. The Company also plans to raise capital from other investors. The investment by Mr. Gubin is contingent upon receiving regulatory approval. At the present time, neither the Company nor Mr. Gubin can predict when or if the regulatory approval will be obtained. In the event regulatory approval is not obtained, the Board intends to seek capital through other investors. Accordingly, there can be no assurance that the Company will raise sufficient capital for the Bank to achieve and maintain material compliance with these ratios.

(11)	Junior Subordinated Debenture. The terms of the debenture agreement allow the Company to defer payments of interest on the debenture by extending the interest payment period at any time during the term of the debenture for up to twenty consecution quarterly periods. Effective with the interest payment due March 31, 2010, the Company has elected its right to defer payment of interest on the debenture. Accrued and unpaid interest on the debenture totaled $561,000 at June 30, 2013.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto presented elsewhere in this report.  For additional information, refer to the financial statements and footnotes for the year ended December 31, 2012 in the Annual Report on Form 10-K.

Regulatory Enforcement Actions

Bank Consent Order. On April 16, 2010, the Bank consented to the issuance of a Consent Order ("Consent Order") by the FDIC and OFR. The Consent Order covers areas of the Bank's operations that warrant improvement and imposes various requirements and restrictions designed to address these areas, including the requirement to maintain certain minimum capital ratios. A detailed discussion of the Consent Order is contained in Footnote 10 to the condensed consolidated financial statements contained in this report. Management believes that the Bank is currently in substantial compliance with all the requirements of the Consent Order except for the following requirements:

•	Scheduled reductions by October 31, 2011, and April 30, 2012, of 60% and 75%, respectively, of loans classified as substandard and doubtful in the 2009 FDIC Examination;
•	Development of a plan to reduce Bank's concentration in commercial real estate loans acceptable to the supervisory authorities;
•	Capital ratio requirements of 12% of total risk-based capital and 8% Tier I leverage capital ratio.

The Bank has implemented comprehensive policies and plans to address all of the requirements of the Consent Order and has incorporated recommendations from the FDIC and OFR into these policies and plans. As of June 30, 2013, scheduled reductions of the aforementioned 2009 classified loans were 75.74%.

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

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve known and unknown risks and uncertainties, many of which are beyond the control of the Company), including adverse changes in economic, political and market conditions, losses from the Company's lending activities and changes in market conditions, the possible loss of key personnel, the impact of increasing competition, the impact of changes in government regulation, the possibility of liabilities arising from violations of federal and state securities laws and the impact of changes in technology in the banking industries. Although the Company believes that its forward-looking statements are based upon reasonable assumptions regarding its business and future market conditions, there can be no assurances that the Company's actual results will not differ materially from any results expressed or implied by the Company's forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned that any forward-looking statements are not guarantees of future performance.

Capital Levels

At June 30, 2013, the Bank did not meet the regulatory capital requirements of the Consent Order. The following table summarizes the capital measures of the Bank at June 30, 2013 and December 31, 2012:

			FDIC Guideline Requirements
	June 30, 2013	December 31, 2012	Adequately- Capitalized	Well- Capitalized	Consent Order

Leverage ratio	5.70	8.12	4.00	5.00	8.00

Tier I risk-based capital ratio	7.10	10.23	4.00	6.00	*

Total risk-based capital ratio	8.36	11.48	8.00	10.00	12.00

*No additional requirement is established by the Consent Order

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Financial Condition at June 30, 2013 and December 31, 2012

Overview

Our total assets declined by $7.8 million to $135.9 million at June 30, 2013, from $143.7 million at December 31, 2012, due to a $3.1 million reduction in foreclosed real estate and a $5.9 million reduction in cash primarily as a result of a reduction in deposits. Deposits decreased by $3.9 million to $97.7 million at June 30, 2013, from $101.6 million at December 31, 2012, primarily due to a reduction in savings, NOW and money market deposits, which were a planned reduction in an effort to reduce the Bank's cost of funds, and noninterest-bearing demand deposits, which were a planned reduction to select customers to decrease volatility on the balance sheet. Total stockholders' equity decreased by $4.5 million to $2.4 million at June 30, 2013 from $6.9 million at December 31, 2012, due to a $4.4 million net loss for the six month period ended June 30, 2013.

The following table shows selected information for the periods ended or at the dates indicated:

	Six Months		Six Months
	Ended	Year Ended	Ended
	June 30,	December 31,	June 30,
	2013	2012	2012
Average equity as a percentage of average assets	3.48%	5.15%	4.89%

Equity to total assets at end of period	1.76%	4.81%	4.98%

Return on average assets (1)	(6.37)%	(3.10)%	(1.77)%

Return on average equity (1)	(182.93)%	(60.28)%	(36.23)%

Noninterest expenses to average assets (1)	4.94%	3.62%	3.27%

(1)	Annualized for the six months ended June 30, 2013 and 2012.

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

In addition to obtaining funds from depositors, we may borrow funds from other financial institutions. At June 30, 2013, the Bank had outstanding borrowings of $27.7 million, against its $27.7 million in established borrowing capacity with the FHLB. The Bank's borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. In 2010, the Bank obtained an available discount window credit line with the Reserve Bank, currently $1.9 million. The Reserve Bank line is subject to collateral requirements and must be repaid within 90 days; each advance is subject to prior Reserve Bank consent. We measure and monitor our liquidity daily and believe our liquidity sources are adequate to meet our operating needs.

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

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit and may involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the condensed consolidated balance sheet. The contract amounts of these instruments reflect the extent of the Company's involvement in these financial instruments.

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

The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counter party. As of June 30, 2013, the Company had commitments to extend credit totaling $1.5 million.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

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

	Three Months Ended June 30,
	2013			2012
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
	($ in thousands)
Interest-earning assets:
Loans	$86,821	$1,067	4.92%	$89,078	$982	4.41%
Securities	18,376	184	4.01	26,563	276	4.16
Other (1)	15,731	15	0.38	27,181	22	0.32

Total interest-earning assets/interest income	120,928	1,266	4.19	142,822	1,280	3.58

Cash and due from banks	4,948			1,962
Premise and equipment	2,939			2,688
Other	8,217			6,702

Total assets	$137,032			$154,174

Interest-bearing liabilities:
Savings, NOW and money-market deposits	33,024	49	0.59	35,339	57	0.65
Time deposits	60,825	170	1.12	70,765	228	1.29
Borrowings (2)	32,855	309	3.76	36,855	388	4.21

Total interest-bearing liabilities/ interest expense	126,704	528	1.67	142,959	673	1.88

Noninterest-bearing demand deposits	3,527			571
Other liabilities	3,077			2,759
Stockholders' equity	3,724			7,885

Total liabilities and stockholders' equity	$137,032			$154,174

Net interest income		$738			$607

Interest-rate spread (3)			2.52%			1.70%

Net interest margin (4)			2.44%			1.70%

Ratio of average interest-earning assets to average interest-bearing liabilities	0.95			1.00

(1)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and junior subordinated debenture.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30,
	2013			2012
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
	($ in thousands)
Interest-earning assets:
Loans	$88,132	$2,161	4.90%	$89,900	$1,977	4.40%
Securities	18,479	376	4.07	27,465	574	4.18
Other (1)	15,640	32	0.40	24,709	38	0.31

Total interest-earning assets/interest income	122,251	2,569	4.20	142,074	2,589	3.64

Cash and due from banks	4,512			1,192
Premise and equipment	2,927			2,687
Other	8,894			6,531

Total assets	$138,584			$152,484

Interest-bearing liabilities:
Savings, NOW and money-market deposits	33,300	97	0.59	35,085	112	0.64
Time deposits	61,068	351	1.15	70,020	464	1.33
Borrowings (2)	32,855	645	3.92	36,855	777	4.22

Total interest-bearing liabilities/ interest expense	127,223	1,093	1.72	141,960	1,353	1.91

Noninterest-bearing demand deposits	3,642			558
Other liabilities	2,891			2,503
Stockholders' equity	4,828			7,463

Total liabilities and stockholders' equity	$138,584			$152,484

Net interest income		$1,476			$1,236

Interest-rate spread (3)			2.48%			1.73%

Net interest margin (4)			2.41%			1.74%

Ratio of average interest-earning assets to average interest-bearing liabilities	0.96			1.00

(1)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and junior subordinated debenture.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Comparison of the Three-Month Periods Ended June 30, 2013 and 2012

General. Net loss for the three months ended June 30, 2013, was $2.3 million or $(.29) per basic and diluted share compared to a net loss of $0.8 million or $(.12) per basic and diluted share for the period ended June 30, 2012. This increase in net loss was partially due to a $.7 million increase in provision for loan losses and a $0.6 million increased foreclosed real estate expenses.

Interest Income. Interest income remained at $1.3 million for the three months ended June 30, 2013 from $1.3 million for the three months ended June 30, 2012.

Interest Expense. Interest expense decreased to $.5 million for the three months ended June 30, 2013 from $0.7 million for the three months ended June 30, 2012. Interest expense decreased primarily due to a decrease in the average balance in time deposits and the average yield paid on all deposits during 2013.

Provision for Loan Losses. The provision for the three months ended June 30, 2013, was $0.8 million compared to $0.2 million for the same period in 2012. The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio at June 30, 2013. Management's periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower's ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $2.6 million or 3.0% of loans outstanding at June 30, 2013, compared to $2.5 million, or 2.81% of loans outstanding at December 31, 2012. Management believes the balance in the allowance for loan losses at June 30, 2013 is adequate.

Noninterest Income. Total noninterest income decreased to $31,000 from $186,000 for the three months ended June 30, 2013, compared to the three months ended June 30, 2012.

Noninterest Expenses. Total noninterest expenses increased to $2.1 million for the three months ended June 30, 2013 compared to $1.3 million for the three months ended June 30, 2012, primarily due to an increase in expenses related to foreclosed real estate and professional fees.

Other-Than-Temporary Impairment on Securities. Other-than-temporary impairment on securities remained at $.1 million for the three months ended June 30, 2013 and 2012.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Comparison of the Six-Month Periods Ended June 30, 2013 and 2012

General. Net loss for the six months ended June 30, 2013, was $4.4 million or $(.56) per basic and diluted share compared to a net loss of $1.4 million or $(.21) per basic and diluted share for the period ended June 30, 2012. The increase in the Company's net loss was primarily due to a $1.0 million increase in noninterest expense and a $2.0 million increase in provision for loan losses.

Interest Income. Interest income remained at $2.6 million for the six months ended June 30, 2013 from $2.6 million for the six months ended June 30, 2012.

Interest Expense. Interest expense on deposits decreased to $1.1 million for the six months ended June 30, 2013 from $1.4 million for the six months ended June 30, 2012. Interest expense decreased primarily due to a decrease in the average balance in time deposits and the average yield paid on all deposits during 2013.

Provision for Loan Losses. The provision for the six months ended June 30, 2013, was $2.2 million compared to $0.2 million for the same period in 2012. The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio at June 30, 2013. Management's periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower's ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $2.6 million or 3.0% of loans outstanding at June 30, 2013, compared to $2.5 million, or 2.81% of loans outstanding at December 31, 2012. Management believes the balance in the allowance for loan losses at June 30, 2013 is adequate.

Noninterest Income. Total noninterest income decreased to $76,000 from $189,000 for the six months ended June 30, 2013, compared to the six months ended June 30, 2012.

Noninterest Expenses. Total noninterest expenses increased to $3.4 million for the six months ended June 30, 2013 compared to $2.5 million for the six months ended June 30, 2012, primarily due to an increase in related to foreclosed real estate and salaries due to increased staffing.

Other-Than-Temporary Impairment on Securities. Other-than-temporary impairment on securities increase to $.4 million for the six month period ended June 30, 2013 from $.1 million for the same period in 2012. The impairment resulted from our periodic impairment analysis with respect to our private-label mortgage-backed securities portfolio.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Non-Employee Director Share Issuances

On March 31, 2013, the Company allocated an aggregate of 18,908 shares of its common stock to the Company's non-employee directors under the Company's 2011 Equity Incentive Plan and the Company's Non-Employee Director Compensation Plan (the "Director Compensation Plan") for attendance fees at board meetings of the Company during the first quarter of 2013. Under the Director Compensation Plan, which became effective on January 1, 2012, fees for attendance at board and committee meetings are payable 75% in shares of common stock and 25% in cash on a quarterly basis. The shares were issued at the price of $0.48, the fair market value of the shares on the date of issuance. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

As of June 30, 2013, adjusted for the 4 to 1 reverse stock split, the Company continued to allocate under the Director Compensation Plan as follows: March 31, 2013 an aggregate of 6,291 shares of its common stock at the price of $1.92 per share and on June 30, 2013 an aggregate of 13,180 shares of its common stock at the price of $1.55 per share.

Item 6.  Exhibits

The exhibits contained in the Exhibit Index following the signature page are filed with or incorporated by reference into this report.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date: August 13 , 2013	By:	/s/ Thomas Procelli
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