Form 10-Q
period 2013-09-30
OptimumBank Holdings, Inc.
filed 2013-11-14
CIK 1288855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,982,194 shares of Common Stock, $.01 par value, issued and outstanding as of November 13, 2013

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
Assets	2013	2012
	(Unaudited)

Cash and due from banks	$5,312	$4,541
Interest-bearing deposits with banks	3,879	19,070

Total cash and cash equivalents	9,191	23,611

Securities available for sale	23,718	18,648
Loans, net of allowance for loan losses of $2,924 and $2,459	82,090	85,209
Federal Home Loan Bank stock	1,082	1,478
Premises and equipment, net	2,913	2,906
Foreclosed real estate, net	7,834	10,938
Accrued interest receivable	513	499
Other assets	477	454

Total assets	$127,818	$143,743

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	2,854	4,626
Savings, NOW and money-market deposits	32,692	34,153
Time deposits	61,747	62,832

Total deposits	97,293	101,611

Federal Home Loan Bank advances	20,200	27,700
Junior subordinated debenture	5,155	5,155
Advanced payment by borrowers for taxes and insurance	968	461
Official checks	563	581
Other liabilities	1,499	1,325

Total liabilities	125,678	136,833

Stockholders’ equity:
Preferred stock, no par value; 6,000,000 shares authorized, no shares issued or outstanding	0	0
Common stock, $.01 par value; 50,000,000 shares authorized 7,982,194 and 31,511,201 shares issued and outstanding	80	315
Additional paid-in capital	31,427	31,057
Accumulated deficit	(29,429)	(24,688)
Accumulated other comprehensive income	62	226

Total stockholders’ equity	2,140	6,910

Total liabilities and stockholders’ equity	$127,818	$143,743

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest income:
Loans	$1,074	$1,025	$3,235	$3,002
Securities	196	245	571	819
Other	16	22	48	60

Total interest income	1,286	1,292	3,854	3,881

Interest expense:
Deposits	201	272	649	848
Borrowings	231	359	876	1,136

Total interest expense	432	631	1,525	1,984

Net interest income	854	661	2,329	1,897

Provision for loan losses	0	197	2,194	378

Net interest income after provision for loan losses	854	464	135	1,519

Noninterest income:
Service charges and fees	25	9	80	19
Loss on sale of securities	(20)	0	(20)	0
Other	1	1	22	179

Total noninterest income	6	10	82	198

Noninterest expenses:
Salaries and employee benefits	497	465	1,556	1,301
Occupancy and equipment	135	133	400	376
Data processing	76	47	227	161
Professional fees	197	283	746	810
Insurance	79	68	237	208
Foreclosed real estate	13	192	989	329
Regulatory assessment	84	92	254	215
Other	95	118	187	490

Total noninterest expenses	1,176	1,398	4,596	3,890

Other-than-temporary impairment on securities:
Total other-than-temporary impairment losses	9	101	362	204
Portion of losses recognized in other comprehensive income	0	0	0	0

Net impairment loss	9	101	362	204

Net loss	$(325)	$(1,025)	$(4,741)	$(2,377)

Net loss per share:
Basic	$(.05)	$(.14)	$(.60)	$(.36)

Diluted	$(.05)	$(.14)	$(.60)	$(.36)

Dividends per share	$0	$0	$0	$0

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net loss	$(325)	$(1,025)	$(4,741)	$(2,377)

Other comprehensive loss-Unrealized (loss) gains on securities available for sale- Net unrealized holding (losses) gains arising during period	(45)	603	(164)	1,041

Comprehensive loss	$(370)	$(422)	$(4,905)	$(1,336)

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2013 and 2012
(Dollars in thousands)

					Accumulated
					Other
			Additional		Compre-	Total
	Common Stock		Paid-In	Accumulated	hensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2011	22,411,108	$224	27,491	(19,991)	(938)	6,786

Proceeds from sale of common stock (unaudited)	8,447,500	85	3,290	0	0	3,375

Common stock issued as compensation to directors (unaudited)	42,225	0	42	0	0	42

Net loss for the nine months ended September 30, 2012 (unaudited)	0	0	0	(2,377)	0	(2,377)

Net change in unrealized loss on securities available for sale (unaudited)	0	0	0	0	1,041	1,041

Balance at September 30, 2012 (unaudited)	30,900,833	$309	30,823	(22,368)	103	8,867

Balance at December 31, 2012	31,511,201	$315	31,057	(24,688)	226	6,910

Reverse one-for-four common share split (unaudited)	(23,646,314)	(236)	236	0	0	0

Proceeds from sale of common stock (unaudited)	83,333	1	99	0	0	100

Common stock issued as compensation to directors (unaudited)	33,974	0	35	0	0	35

Net loss for the nine months ended September 30, 2013 (unaudited)	0	0	0	(4,741)	0	(4,741)

Net change in unrealized loss on securities available for sale (unaudited)	0	0	0	0	(164)	(164)

Balance at September 30, 2013 (unaudited)	7,982,194	$80	31,427	(29,429)	62	2,140

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(4,741)	$(2,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	149	87
Provision for loan losses	2,194	378
Loss on sale of securities	20	0
Common stock issued as compensation to directors	35	42
Net amortization of fees, premiums and discounts	40	0
(Increase) decrease in other assets	(23)	247
Loss on sale of foreclosed real estate	135	28
Provision for losses on real estate owned	724	0
Write-down of foreclosed real estate	0	70
(Increase) decrease in accrued interest receivable	(14)	22
Increase (decrease) in official checks and other liabilities	156	(652)
Other-than-temporary impairment of securities available for sale	362	204

Net cash used in operating activities	(963)	(1,951)

Cash flows from investing activities:
Principal repayments and maturity of securities available for sale	6,618	8,156
Proceeds from sale of security available for sale	1,965	0
Purchase of securities available for sale	(14,239)	0
Net decrease in loans	228	232
Purchase of premises and equipment	(156)	(255)
Proceeds from sale of foreclosed real estate	2,942	317
Capital improvements on foreclosed real estate	0	(57)
Redemption of Federal Home Loan Bank stock	396	681

Net cash (used in) provided by investing activities	(2,246)	9,074

Cash flows from financing activities:
Net decrease in deposits	(4,318)	(2,369)
Increase in advance payments by borrowers for taxes and insurance	507	462
Repayment of Federal Home Loan Bank advances	(7,500)	(4,000)
Proceeds from sale of common stock	100	3,375

Net cash used in financing activities	(11,211)	(2,532)

Net (decrease) increase in cash and cash equivalents	(14,420)	4,591

Cash and cash equivalents at beginning of the period	23,611	22,776

Cash and cash equivalents at end of the period	$9,191	$27,367

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued
(In thousands)

	Nine Months Ended
	September 30,
	2013	2012
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,483	$1,898

Income taxes	$0	$0

Noncash investing and financing activities:
Change in accumulated other comprehensive loss, net change in unrealized loss on securities available for sale	$(164)	$1,041

Loans transferred to foreclosed real estate	$697	$3,156

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)
General.  OptimumBank Holdings, Inc. (the “Holding Company”) is a one-bank holding company and owns 100% of OptimumBank (the “Bank”), a Florida chartered commercial bank.  The Bank’s wholly-owned subsidiaries are OB Real Estate Management, LLC, OB Real Estate Holdings, LLC and OB Real Estate Holding 1503, LLC, all of which were formed in 2009, OB Real Estate Holdings 1695, OB Real Estate Holdings 1669, OB Real Estate Holdings 1645, OB Real Estate Holdings 1620 and OB Real Estate Holdings 1565, all formed in 2010; OB Real Estate Holdings 1443 and OB Real Estate Holdings Northwood, OB Real Estate Holdings 1596, OB Real Estate Holdings 1636 formed in 2011; and OB Real Estate Holdings 1655, OB Real Estate Holdings 1692, OB Real Estate Holdings 1704, OB Real Estate Holdings Rosemary and OB Real Estate Holdings Sillato formed in 2012 (the “Real Estate Holding Subsidiaries”).  The Holding Company’s only business is the operation of the Bank and its subsidiaries (collectively, the “Company”).  The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of commercial banking services to individual and corporate customers through its three banking offices located in Broward County, Florida.  OB Real Estate Management, LLC is primarily engaged in managing foreclosed real estate.  This subsidiary had no activity in 2013 and 2012.  All other subsidiaries are primarily engaged in holding and disposing of foreclosed real estate.

In the opinion of the management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2013, and the results of operations for the three- and nine-month periods ended September 30, 2013 and 2012, and cash flows for the nine-months periods ended September 30, 2013 and 2012.  The results of operations for the three- and nine-months ended September 30, 2013, are not necessarily indicative of the results to be expected for the full year.

Comprehensive Loss. Generally accepted accounting principles generally require that recognized revenue, expenses, gains and losses be included in net loss.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, such items along with net loss, are components of comprehensive loss.  The only component of other comprehensive loss is the net change in the unrealized gain on the securities available for sale.

Income Taxes. During the year ended December 31, 2009, the Company assessed its earnings history and trend over the past year and its estimate of future earnings, and determined that it is more likely than not that the deferred tax asset will not be realized in the near term.  Accordingly, a valuation allowance was recorded against the net deferred tax asset for the amount not expected to be realized in the future.  Based on the available evidence at September 30, 2013, the Company determined that it is still more likely than not that the deferred tax asset will not be realized in the near term.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(1)	General, Continued.

Recent Accounting Standards Update. In July 2012, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” which, among other things, gives an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. The Company adopted this ASU on January 1, 2013, and since the Company does not have intangible assets, it had no impact on its consolidated financial statements.

In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” which limits the scope of the new balance sheet offsetting disclosures in ASU 2011-11 to derivatives, repurchase agreements, and securities lending transactions to the extent that they are (1) offset in the financial statements or (2) subject to an enforceable master netting arrangement or similar agreement. The Company adopted this ASU on February 1, 2013 and it had no impact on its consolidated financial statements.

In February 2013, the FASB Issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires entities to present information about reclassification adjustments from accumulated other comprehensive income in their annual financial statements in a single note or on the face of the financial statements. The Company adopted this ASU on March 1, 2013 and it had no impact on its consolidated financial statements.

In February 2013, the FASB Issued ASU No. 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for obligations within the scope of this ASU, which is effective January 1, 2014. Upon adoption, the Company does not expect this ASU to impact its consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which among other things, require an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as denoted within the ASU. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is currently evaluating the impact on its consolidated financial statements with respect to ASU 2013-11.

In July 2013, the FASB issued ASU No. 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” ASU No. 2013-10 permits the use of the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge account purposes. The amendment is effective prospectively for qualifying new or redesiginated hedging relationships entered into on or after July 17, 2013. The adoption of ASU No. 2013-10 did not have an impact on the Company’s consolidated financial statements.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(1)	General, Continued.
Recent Regulatory Developments

Basel III Legislation.  On July 2, 2013, the Federal Reserve Board (“FRB”) approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Bank. The rules include a new common equity Tier I capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier I capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments. On July 9, 2013, the Federal Deposit Insurance Corporation (“FDIC”) also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. The FDIC’s rule is identical in substance to the final rules issued by the FRB.

The phase-in period for the final rules will begin for the Company on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule. The Company is currently evaluating the provisions of the final rules and their expected impact on the Company.

(2)	Securities. Securities have been classified according to management’s intent. The carrying amount of securities and approximate fair values are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At September 30, 2013:
Securities Available for Sale-
Mortgage-backed securities	$23,656	$286	$(224)	$23,718

At December 31, 2012:
Securities Available for Sale-
Mortgage-backed securities	$18,422	$305	$(79)	$18,648

Securities with gross unrealized losses at September 30, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less Than Twelve Months
	Gross
	Unrealized	Fair
	Losses	Value
Securities Available for Sale-
Mortgage-backed securities	$(224)	$10,501

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)
Securities, Continued.  Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  A security is impaired if the fair value is less than its carrying value at the financial statement date. When a security is impaired, the Company determines whether this impairment is temporary or other-than-temporary. In estimating other-than-temporary impairment (“OTTI”) losses, management assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in operations. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in operations is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive loss. Management utilizes cash flow models to segregate impairments to distinguish between impairment related to credit losses and impairment related to other factors. To assess for OTTI, management considers, among other things, (i) the severity and duration of the impairment; (ii) the ratings of the security; (iii) the overall transaction structure (the Company’s position within the structure, the aggregate, near-term financial performance of the underlying collateral, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, and discounted cash flows; and (iv) the timing and magnitude of a break in modeled cash flows.

In evaluating mortgage-backed securities with unrealized losses, management utilizes various resources, including input from independent third party firms to perform an analysis of expected future cash flows. The process begins with an assessment of the underlying collateral backing the mortgage pools. Management develops specific assumptions using as much market data as possible and includes internal estimates as well as estimates published by rating agencies and other third-party sources. The data for the individual borrowers in the underlying mortgage pools are generally segregated by state, FICO score at issue, loan to value at issue and income documentation criteria. Mortgage pools are evaluated for current and expected levels of delinquencies and foreclosures, based on where they fall in the proscribed data set of FICO score, geographics, LTV and documentation type and a level of loss severity is assigned to each security based on its experience. The above-described historical data is used to develop current and expected measures of cumulative default rates as well as ultimate loss frequency and severity within the underlying mortgages. This reveals the expected future cash flows within the mortgage pool. The data described above is then input to an industry recognized model to assess the behavior of the particular security tranche owned by the Company. Significant inputs in this process include the structure of any subordination structures, if applicable, and are dictated by the structure of each particular security as laid out in the offering documents. The forecasted cash flows from the mortgage pools are input through the security structuring model to derive expected cash flows for the specific security owned by the Company to determine if the future cash flows are expected to exceed the book value of the security. The values for the significant inputs are updated on a regular basis.  During the three and nine months ended September 30, 2013, the Company recorded other-than-temporary impairment charges totaling $9,000 and $362,000, respectively. During the three and nine month periods ended September 30, 2012, the Company recorded other-than-temporary impairment charges totaling $101,000 and $204,000, respectively.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans. The segments of loans are as follows (in thousands):

	At September 30,	At December 31,
	2013	2012

Residential real estate	$26,624	$30,064
Multi-family real estate	3,818	3,916
Commercial real estate	37,544	39,126
Land and construction	6,301	7,276
Commercial	10,247	7,158
Consumer	81	70

Total loans	84,615	87,610

Add (deduct):
Net deferred loan fees, costs and premiums	399	58
Allowance for loan losses	(2,924)	(2,459)

Loans, net	$82,090	$85,209

An analysis of the change in the allowance for loan losses follows (in thousands):

	Residential	Multi-Family	Commercial	Land
	Real	Real	Real	and
	Estate	Estate	Estate	Construction	Commercial	Consumer	Unallocated	Total
Three Months Ended September 30, 2013:
Beginning balance	$342	$16	$1,910	$40	$279	$0	$0	$2,587
Provision (credit) for loan losses	(210)	0	(143)	(250)	(21)	(3)	627	0
Charge-offs	0	0	0	0	0	0	0	0
Recoveries	0	0	107	227	0	3	0	337

Ending balance	$132	$16	$1,874	$17	$258	$0	$627	$2,924

Nine Months Ended September 30, 2013:
Beginning balance	$434	$267	$1,372	$166	$216	$4	$0	$2,459
Provision (credit) for loan losses	(205)	(251)	2,442	(448)	42	(13)	627	2,194
Charge-offs	(97)	0	(2,147)	0	0	0	0	(2,244)
Recoveries	0	0	207	299	0	9	0	515

Ending balance	$132	$16	$1,874	$17	$258	$0	$627	$2,924

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued.

	Residential	Multi-Family	Commercial	Land
	Real	Real	Real	and
	Estate	Estate	Estate	Construction	Commercial	Consumer	Total
Three Months Ended September 30, 2012:
Beginning balance	$703	$245	$799	$215	$115	$25	$2,102
Provision (credit) for loan losses	(231)	15	364	37	12	0	197
Charge-offs	0	(1)	(346)	(54)	0	0	(401)
Recoveries	17	0	0	17	0	4	38

Ending balance	$489	$259	$817	$215	$127	$29	$1,936

Nine Months Ended September 30, 2012:
Beginning balance	$549	$247	$1,190	$187	$161	$15	$2,349
Provision (credit) for loan losses	70	12	154	170	(33)	5	378
Charge-offs	(146)	0	(557)	(388)	(1)	0	(1,092)
Recoveries	16	0	30	246	0	9	301

Ending balance	$489	$259	$817	$215	$127	$29	$1,936

	Residential	Multi-Family	Commercial	Land
	Real	Real	Real	and
	Estate	Estate	Estate	Construction	Commercial	Consumer	Unallocated	Total
At September 30, 2013:
Individually evaluated for impairment:
Recorded investment	$7,002	$0	$12,595	$0	$0	$0	$0	$19,597
Balance in allowance for loan losses	$0	$0	$809	$0	$0	$0	$0	$809

Collectively evaluated for impairment:
Recorded investment	$19,622	$3,818	$24,949	$6,301	$10,247	$81	$0	$65,018
Balance in allowance for loan losses	$132	$16	$1,065	$17	$258	$0	$627	$2,115

At December 31, 2012:
Individually evaluated for impairment:
Recorded investment	$7,573	$0	$11,535	$886	$0	$0	$0	$19,994
Balance in allowance for loan losses	$0	$0	$366	$0	$0	$0	$0	$366

Collectively evaluated for impairment:
Recorded investment	$22,491	$3,916	$27,591	$6,390	$7,158	$70	$0	$67,616
Balance in allowance for loan losses	$434	$267	$1,006	$166	$216	$4	$0	$2,093

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

The following summarizes the loan credit quality (in thousands):

		OLEM
		(Other Loans
		Especially
	Pass	Mentioned)	Substandard	Doubtful	Loss	Total
At September 30, 2013:
Residential real estate	$18,324	$1,298	$7,002	$0	$0	$26,624
Multi-family real estate	3,818	0	0	0	0	3,818
Commercial real estate	22,477	1,368	13,699	0	0	37,544
Land and construction	4,330	1,971	0	0	0	6,301
Commercial	9,636	547	64	0	0	10,247
Consumer	81	0	0	0	0	81

Total	$58,666	$5,184	$20,765	$0	$0	$84,615

At December 31, 2012:
Residential real estate	$22,491	$0	$7,573	$0	$0	$30,064
Multi-family real estate	3,916	0	0	0	0	3,916
Commercial real estate	24,967	2,624	11,535	0	0	39,126
Land and construction	4,402	1,987	887	0	0	7,276
Commercial	7,092	66	0	0	0	7,158
Consumer	70	0	0	0	0	70

Total	$62,938	$4,677	$19,995	$0	$0	$87,610

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. Internally assigned loan grades are defined as follows:

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
			Greater
	30-59	60-89	Than 90	Total
	Days	Days	Days	Past		Nonaccrual	Total
	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At September 30, 2013:
Residential real estate	$183	$1,298	$0	$1,481	$20,968	$4,175	$26,624
Multi-family real estate	0	0	0	0	3,818	0	3,818
Commercial real estate	0	0	0	0	26,881	10,663	37,544
Land and construction	0	0	0	0	6,301	0	6,301
Commercial	0	0	0	0	10,247	0	10,247
Consumer	0	0	0	0	81	0	81

Total	$183	$1,298	$0	$1,481	$68,296	$14,838	$84,615

At December 31, 2012:
Residential real estate	$0	$2,915	$0	$2,915	$22,492	$4,657	$30,064
Multi-family real estate	0	0	0	0	3,916	0	3,916
Commercial real estate	0	0	0	0	27,591	11,535	39,126
Land and construction	0	0	0	0	6,389	887	7,276
Commercial	699	0	0	699	6,459	0	7,158
Consumer	0	0	0	0	70	0	70

Total	$699	$2,915	$0	$3,614	$66,917	$17,079	$87,610

The following summarizes the amount of impaired loans (in thousands):

	At September 30, 2013			At December 31, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Residential real estate	$7,002	$7,509	$0	$7,573	$8,024	$0
Commercial real estate	10,880	12,855	0	8,661	11,412	0
Land and construction	0	0	0	886	2,410	0

With an allowance recorded-Commercial real estate	$1,715	$2,913	$809	$2,874	$2,874	$366

Total:
Residential real estate	$7,002	$7,509	$0	$7,573	$8,024	$0
Commercial real estate	$12,595	$15,768	$809	$11,535	$14,286	$366
Land and construction	$0	$0	$0	$886	$2,410	$0

Total	$19,597	$23,277	$809	$19,994	$24,720	$366

 (continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	2013			2012
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received
Three Months Ended September 30:
Residential real estate	$7,176	$56	$268	$7,688	$52	$102
Commercial real estate	$8,770	$15	$109	$14,277	$0	$63
Land and construction	$206	$0	$11	$2,372	$0	$25

Total	$16,152	$71	$388	$24,337	$52	$190

Nine Months Ended September 30:
Residential real estate	$7,335	$208	$487	$7,863	$156	$254
Commercial real estate	$9,743	$15	$222	$14,859	$0	$172
Land and construction	$545	$0	$37	$4,681	$0	$69

Total	$17,623	$223	$746	$27,403	$156	$495

No loans have been determined to be troubled debt restructurings during the nine months ended September 30, 2013 or 2012.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(4)
Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2013 of the regulatory capital requirements and the Bank’s capital on a percentage basis:

		Consent Order
		Regulatory
	Bank	Requirement

Tier I capital to total average assets	5.87%	8.00%

Tier I capital to risk-weighted assets	7.35%	N/A

Total capital to risk-weighted assets	8.62%	12.00%

As a result of the Consent Order discussed in Note 10, the Bank is categorized as “adequately capitalized” until the Consent Order is lifted, even if its ratios were to exceed those required to be a “well capitalized” bank.

5)        Loss Per Share. Basic loss per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period.  Basic and diluted loss per share is the same due to the net loss incurred by the Company.  Loss per common share has been restated for all periods presented to reflect the one-for-four reverse common share split effective May 31, 2013.  Loss per common share has been computed based on the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Weighted-average number of common shares outstanding used to calculate basic and diluted loss per common share	7,212,486	7,278,727	7,889,214	6,532,711

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)
Stock-Based Compensation.  On December 27, 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan (“2011 Plan”).  A total of 532,125 shares of common stock are available to be issued under the 2011 Plan.  Options, restricted stock, performance share awards and bonus share awards in lieu of obligations may be issued under the 2011 Plan.  Both incentive stock options and nonqualified stock options can be granted under the 2011 Plan.  The exercise price of the stock options cannot be less than the fair market value of the common stock on the date of grant.  Effective January 1, 2012, the Company adopted a Non- Employee Director Compensation Plan under which bonus shares issuable under the 2011 Plan may be earned as compensation to outside directors. During the nine months ended September 30, 2013, 20,824 shares of stock valued at approximately $34,811 have been earned under the 2011 Plan and Non-Employee Director Compensation Plan as compensation to outside directors.

The Company’s prior stock option plan terminated on February 27, 2011.  At September 30, 2013, no options were available for grant under this plan.  Options must be exercised within ten years of the date of grant.

A summary of the activity in the prior plan is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2012	6,839	$145.08
Options forfeited	3,799	159.58

Outstanding and exercisable at
September 30, 2013	3,040	$145.12	1.9 years	$0

(7)	Fair Value Measurements. Securities available for sale measured at fair value on a recurring basis are summarized below (in thousands):

Fair Value Measurements at Reporting Date Using
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2013-
Mortgage-backed securities	$23,718	$0	$23,718	$0

As of December 31, 2012-
Mortgage-backed securities	$18,648	$0	$18,648	$0

(continued)
20

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(7)	Fair Value Measurements, Continued. There were no transfers of securities between levels of inputs for the nine months ended September 30, 2013.

Assets measured at fair value on a nonrecurring basis are as follows (in thousands):

						Losses
	Fair				Total	Recorded in
	Value	Level 1	Level 2	Level 3	Losses	Operations
At September 30, 2013:
Residential real estate	$1,279	$0	$0	$1,279	$507	$0
Commercial real estate	5,794	0	0	5,794	5,082	792
Land and construction	0	0	0	0	0	0

	$7,073	$0	$0	$7,073	$5,589	$792

Foreclosed real estate	$7,834	$0	$0	$7,834	$724	$724

At December 31, 2012:
Residential real estate	$1,247	$0	$0	$1,247	$451	$0
Commercial real estate	6,232	0	0	6,232	2,780	366
Land and construction	887	0	0	887	449	0

	$8,366	$0	$0	$8,366	$3,680	$366

Foreclosed real estate	$10,938	$0	$0	$10,938	$102	$102

(8)	Fair Value of Financial Instruments. The estimated fair values and fair value measurement method with respect to the Company’s financial instruments were as follows (in thousands):

	At September 30, 2013			At December 31, 2012
	Carrying	Fair		Carrying	Fair
	Amount	Value	Level	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$9,191	$9,191	1	$23,611	$23,611	1
Securities available for sale	23,718	23,718	2	18,648	18,648	2
Loans	82,090	81,868	3	85,209	85,046	3
Federal Home Loan Bank stock	1,082	1,082	3	1,478	1,478	3
Accrued interest receivable	513	513	3	499	499	3

Financial liabilities:
Deposit liabilities	97,293	97,601	3	101,611	101,985	3
Federal Home Loan Bank advances	20,200	21,053	3	27,700	29,633	3
Junior subordinated debenture	5,155	4,829	3	5,155	4,836	3
Off-balance sheet financial instruments	0	0	3	0	0	3

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

 The Written Agreement contains the following principal requirements:

●
The Board of the Company must take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to the Bank, including, but not limited to, taking steps to ensure that the Bank complies with the Consent Order entered into with the Official Financial Regulation (“OFR”), the Federal Deposit Insurance Corporation (“FDIC”) and any other supervisory action taken by the Bank’s state or federal regulator.

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

(continued)
22

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

●	Any proposed changes in the Bank’s Board of Directors or senior executive officers are subject to the prior consent of the FDIC and the OFR.
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

●	The Bank is required to revise, implement and incorporate recommendations of the FDIC and OFR with respect to the following policies or plans:
o	Lending and Collection Policies;
o	Investment Policy;

(continued)
23

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(10)  Regulatory Matters – Bank, Continued.
o	Liquidity, Contingency Funding and Funds Management Plan;
o	Interest Rate Risk Management Policy;
o	Internal Loan Review and Grading System;
o	Internal Control Policy; and
o	A plan to reduce concentration in commercial real estate loans.
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

Management believes that the Bank is currently in substantial compliance with all the requirements of the Consent Order except for the following requirements:
●	Development of a plan to reduce Bank’s concentration in commercial real estate loans acceptable to the supervisory authorities; and
●	Capital ratio requirements of 12% of total risk-based capital and 8% Tier I leverage capital ratio.

The Bank has implemented comprehensive policies and plans to address all of the requirements of the Consent Order and has incorporated recommendations from the FDIC and OFR into these policies and plans. The Board intends to seek capital through investors.  Accordingly, there can be no assurance that the Company will raise sufficient capital for the Bank to achieve and maintain material compliance with these ratios.

(11)
Junior Subordinated Debenture.  The terms of the debenture agreement allow the Company to defer payments of interest on the debenture by extending the interest payment period at any time during the term of the debenture for up to twenty consecution quarterly periods.  Effective with the interest payment due March 31, 2010, the Company has elected its right to defer payment of interest on the debenture.  Accrued and unpaid interest on the debenture totaled $599,000 at September 30, 2013.

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

Regulatory Enforcement Actions

Bank Consent Order.  On April 16, 2010, the Bank consented to the issuance of a Consent Order (“Consent Order”) by the FDIC and OFR.   The Consent Order covers areas of the Bank’s operations that warrant improvement and imposes various requirements and restrictions designed to address these areas, including the requirement to maintain certain minimum capital ratios.  A detailed discussion of the Consent Order is contained in Footnote 10 to the condensed consolidated financial statements contained in this report.   Management believes that the Bank is currently in substantial compliance with all the requirements of the Consent Order except for the following requirements:
●	Development of a plan to reduce Bank's concentration in commercial real estate loans acceptable to the supervisory authorities; and
●	Capital ratio requirements of 12% of total risk-based capital and 8% Tier I leverage capital ratio.

The Bank has implemented comprehensive policies and plans to address all of the requirements of the Consent Order and has incorporated recommendations from the FDIC and OFR into these policies and plans.  The Board intends to seek capital through investors. Accordingly, there can be no assurance that the Company will raise sufficient capital for the Bank to achieve and maintain material compliance with these ratios.

Company Written Agreement with Reserve Bank.  On June 22, 2010, the Company and the Reserve Bank entered into a Written Agreement with respect to certain aspects of the operation and management of the Company, including, without the prior approval of the Reserve Bank,  paying or declaring dividends, taking dividends or payments from the Bank, making any interest, principal or other distributions on trust preferred securities, incurring, increasing or guaranteeing any debt, purchasing or redeeming any shares of stock, or appointing any new director or senior executive officer.  Management believes that the Company is currently in substantial compliance with the requirements of the Written Agreement.  A detailed discussion of the Written Agreement is contained in Footnote 10 to the condensed consolidated financial statements contained in this report.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve known and unknown risks and uncertainties, many of which are beyond the control of the Company, including adverse changes in economic, political and market conditions, losses from the Company’s lending activities and changes in market conditions, the possible loss of key personnel, the impact of increasing competition, the impact of changes in government regulation, the possibility of liabilities arising from violations of federal and state securities laws and the impact of changes in technology in the banking industries. Although the Company believes that its forward-looking statements are based upon reasonable assumptions regarding its business and future market conditions, there can be no assurances that the Company’s actual results will not differ materially from any results expressed or implied by the Company’s forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned that any forward-looking statements are not guarantees of future performance.

Capital Levels

At September 30, 2013, the Bank did not meet the regulatory capital requirements of the Consent Order.  The following table summarizes the capital measures of the Bank at September 30, 2013 and December 31, 2012:
			FDIC Guideline Requirements
	September 30,	December 31,	Adequately-	Well-	Consent
	2013	2012	Capitalized	Capitalized	Order

Leverage ratio	5.87	8.12	4.00	5.00	8.00

Tier I risk-based capital ratio	7.35	10.23	4.00	6.00	*

Total risk-based capital ratio	8.62	11.48	8.00	10.00	12.00

*No additional requirement is established by the Consent Order

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Financial Condition at September 30, 2013 and December 31, 2012

Overview

Our total assets declined by $15.9 million to $127.8 million at September 30, 2013, from $143.7 million at December 31, 2012, due to a $3.1 million reduction in foreclosed real estate and a $14.4  million reduction in cash primarily as a result of a reduction in deposits and Federal Home Loan Bank advances.  Deposits decreased by $4.3 million to $97.3 million at September 30, 2013, from $101.6 million at December 31, 2012, primarily due to a reduction in savings, NOW and money market deposits, which were a planned reduction in an effort to reduce the Bank’s cost of funds, and noninterest-bearing demand deposits, which were a planned reduction to select customers to decrease volatility on the balance sheet. Total stockholders’ equity decreased by $4.8 million to $2.1 million at September 30, 2013 from $6.9 million at December 31, 2012, due to a $4.7 million net loss for the nine month period ended September 30, 2013.

The following table shows selected information for the periods ended or at the dates indicated:

	Nine Months		Nine Months
	Ended	Year Ended	Ended
	September 30,	December 31,	September 30,
	2013	2012	2012

Average equity as a percentage of average assets	2.91%	5.15%	5.11%

Equity to total assets at end of period	1.67%	4.81%	5.91%

Return on average assets (1)	(4.65)%	(3.10)%	(2.08)%

Return on average equity (1)	(159.98)%	(60.28)%	(40.75)%

Noninterest expenses to average assets (1)	4.51%	3.62%	3.41%

(1)	Annualized for the nine months ended September 30, 2013 and 2012.

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

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Liquidity and Sources of Funds

The Bank’s sources of funds include customer deposits, advances from the Federal Home Loan Bank of Atlanta (“FHLB”), principal repayments and sales of investment securities, loan repayments, foreclosed real estate sales, the use of Federal Funds markets, net earnings, if any, and loans taken out at the Federal Reserve Bank discount window.

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

In addition to obtaining funds from depositors, we may borrow funds from other financial institutions. At September 30, 2013, the Bank had outstanding borrowings of $20.2 million, against its $31.7 million in established borrowing capacity with the FHLB. The Bank’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. In 2010, the Bank obtained an available discount window credit line with the Reserve Bank, currently $1.9 million.   The Reserve Bank line is subject to collateral requirements and must be repaid within 90 days; each advance is subject to prior Reserve Bank consent. In addition, in 2013 the Bank established a new credit facility of $2.5 million with SunTrust Bank, subject to the same stock collateral requirements as the FHLB line. We measure and monitor our liquidity daily and believe our liquidity sources are adequate to meet our operating needs.

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

The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party.  As of September 30, 2013, the Company had commitments to extend credit totaling $1.2 million.

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

	Three Months Ended September 30,
	2013			2012
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
	($ in thousands)
Interest-earning assets:
Loans	$83,464	1,074	5.15%	$89,022	$1,025	4.61%
Securities	22,784	196	3.44	24,661	245	3.97
Other (1)	8,296	16	0.77	25,838	22	0.34

Total interest-earning assets/interest income	114,544	1,286	4.49	139,521	1,292	3.70

Cash and due from banks	5,009			2,399
Premises and equipment	2,933			2,804
Other	7,808			7,232

Total assets	$130,294			$151,956

Interest-bearing liabilities:
Savings, NOW and money-market deposits	32,734	46	0.56	35,837	57	0.64
Time deposits	62,520	155	0.99	70,228	215	1.22
Borrowings (2)	27,067	231	3.41	34,116	359	4.21

Total interest-bearing liabilities/interest expense	122,321	432	1.41	140,181	631	1.80

Noninterest-bearing demand deposits	2,996			1,069
Other liabilities	2,779			2,299
Stockholders' equity	2,198			8,407

Total liabilities and stockholders' equity	$130,294			$151,956

Net interest income		$854			$661

Interest-rate spread (3)			3.08%			1.90%

Net interest margin (4)			2.98%			1.81%

Ratio of average interest-earning assets to average interest-bearing liabilities	0.94			1.00

(1)	Includes interest-earning deposits with banks, federal funds sold and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, and junior subordinated debenture.
(3) (4)
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

	Nine Months Ended September 30,
	2013			2012
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
			($ in thousands)
Interest-earning assets:
Loans	$86,576	3,235	4.98%	$89,607	$3,002	4.47%
Securities	19,914	571	3.83	26,530	819	4.12
Other (1)	13,192	48	0.48	25,085	60	0.32

Total interest-earning assets/interest income	119,682	3,854	4.29	141,222	3,881	3.66

Cash and due from banks	4,678			1,594
Premises and equipment	2,929			2,726
Other	8,532			6,760

Total assets	$135,821			$152,308

Interest-bearing liabilities:
Savings, NOW and money-market deposits	33,112	143	0.58	35,336	169	0.64
Time deposits	61,552	506	1.10	70,089	679	1.29
Borrowings (2)	30,926	876	3.77	35,942	1,136	4.21

Total interest-bearing liabilities/interest expense	125,590	1,525	1.62	141,367	1,984	1.87

Noninterest-bearing demand deposits	3,427			728
Other liabilities	2,853			2,435
Stockholders' equity	3,951			7,777

Total liabilities and stockholders' equity	$135,821			$152,308

Net interest income		$2,329			$1,897

Interest-rate spread (3)			2.67%			1.79%

Net interest margin (4)			2.59%			1.79%

Ratio of average interest-earning assets to average interest-bearing liabilities	0.95			1.00

(1)	Includes interest-bearing deposits in banks, federal funds sold and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances and junior subordinated debenture.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Comparison of the Three-Month Periods Ended September 30, 2013 and 2012

General.  Net loss for the three months ended September 30, 2013, was $0.3 million or $(.05) per basic and diluted share compared to a net loss of $1.0 million or $(.14) per basic and diluted share for the period ended September 30, 2012.  This decrease in the Company’s net loss was primarily due to a decrease in the provision for loan losses.

Interest Income. Interest income remained at $1.3 million for the three months ended September 30, 2013 and 2012.

Interest Expense.  Interest expense decreased to $0.4 million for the three months ended September 30, 2013 from $0.6 million for the three months ended September 30, 2012.  Interest expense decreased primarily because of a decrease in the average yield paid during 2013 and a decrease in the average balance of deposits in 2013.

Provision for Loan Losses.  The provision for the three months ended September 30, 2013, was $0 compared to $0.2 million for the same period in 2012.  The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio at September 30, 2013. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to market areas, and other factors related to the estimated collectability of the loan portfolio.  The allowance for loan losses totaled $2.9 million or 3.46% of loans outstanding at September 2013, compared to $2.5 million, or 2.81% of loans outstanding at December 31, 2012. Management believes the balance in the allowance for loan losses at September 30, 2013 is adequate.

Noninterest Income. Total noninterest income decreased to $6,000 for the three months ended September 30, 2013 and 2012, from $10,000 for the three months ended September 30, 2012.

Noninterest Expenses.  Total noninterest expenses decreased to $1.2 million for the three months ended September 30, 2013 compared to $1.4 million for the three months ended September 30, 2012, primarily as a result of a reduction in professional fees and foreclosed real estate expense.

Other-Than-Temporary Impairment on Securities. Other-than-temporary impairment on securities decreased to $9,000 for the three months ended September 30, 2013, compared to $0.1 million for the three months ended September 30, 2012.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Comparison of the Nine-Month Periods Ended September 30, 2013 and 2012

General.  Net loss for the nine months ended September 30, 2013, was $4.7 million or $(.60) per basic and diluted share compared to a net loss of $2.4 million or $(.36) per basic and diluted share for the period ended September 30, 2012.  This increase in the Company’s net loss was primarily due to increases in foreclosed real estate expense and provision for loan losses.

Interest Income. Interest income remained at $ 3.9 million for the nine months ended September 30, 2013 and 2012.

Interest Expense.  Interest expense decreased to $1.5 million for the nine months ended September 30, 2013, from $2.0 million for the nine months ended September 30, 2012.  Interest expense on deposits decreased primarily because of a decrease in the average yield paid on deposits in 2013 and a decrease in the average balance of deposits in 2013.

Provision for Loan Losses.  The provision for the nine months ended September 30, 2013, was $2.2 million compared to $0.4 million for the same period in 2012.  The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the loan portfolio at September 30, 2013. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio.  The allowance for loan losses totaled $2.9 million or 3.46% of loans outstanding at September 30, 2013, compared to $2.5 million, or 2.81% of loans outstanding at December 31, 2012. Management believes the balance in the allowance for loan losses at September 30, 2013 is adequate.

Noninterest Income. Total noninterest income decreased to $82,000 for the nine months ended September 30, 2013, from $198,000 for the nine months ended September 30, 2012.

Noninterest Expenses.  Total noninterest expenses increased to $4.6 million for the nine months ended September 30, 2013 from $3.9 million for the nine months ended September 30, 2012, primarily due to a $0.7 million increase in foreclosed real estate expense.

Other-Than-Temporary Impairment on Securities. Other-than-temporary impairment on securities increased to $0.4 million for the nine month period ended September 30, 2013 from $0.2 million for the same period in 2012.  The impairment resulted from a periodic impairment analysis with respect to the private-label mortgage-backed securities portfolio.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Item 4.  Controls and Procedures

The Company’s management evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this report, and, based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Non-Employee Director Share Issuances

On September 30, 2013, the Company allocated 7,644 shares of its common stock to the Company’s non-employee directors under the Company’s 2011 Equity Incentive Plan and the Company’s Non-Employee Director Compensation Plan (the “Director Compensation Plan”) for attendance fees at board meetings of the Company during the third quarter of 2013.  Under the Director Compensation Plan, which became effective on January 1, 2012, fees for attendance at board and committee meetings are payable 75% in shares of common stock and 25% in cash on a quarterly basis.  The shares were issued at the price of $1.58, the fair market value of the shares on the date of issuance.  The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 6.  Exhibits

The exhibits contained in the Exhibit Index following the signature page are filed with or incorporated by reference into this report.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTIMUMBANK HOLDINGS, INC. (Registrant)

Date:	November 13, 2013	By:	/s/ Thomas Procelli
Thomas Procelli,
Principal Executive Officer and Principal
Financial Officer

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference from Annual Report on Form 10-K filed with the SEC on March 30, 2012)

4.1	Bylaws (incorporated by reference from Current Report on Form 8-K filed with the SEC on May 11, 2004)

4.2	Form of stock certificate (incorporated by reference from Quarterly Report on Form 10-QSB filed with the SEC on August 12, 2004)

4.3	Form of Registration Rights Agreement between OptimumBank Holdings, Inc. and Investors (incorporated by reference from Current Report on Form 8-K filed with the SEC on October 31, 2011)

4.4	The Company has outstanding certain long-term debt. None of such debt exceeds ten percent of the Company’s total assets; therefore, copies of the constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the SEC upon request.

10.1	OptimumBank Holdings, Inc. Non-Employee Director Compensation Plan (incorporated by reference from Annual Report on Form 10-K filed with the SEC on March 30, 2012)

10.2	Amended and Restated Stock Purchase Agreement, dated as of December 52011, between OptimumBank Holdings, Inc. and Moishe Gubin (incorporated by reference from Annual Report on Form 10-K filed with the SEC on March 30, 2012)

10.3	First Amendment dated June 29, 2012 to Amended and Restated Stock Purchase Agreement between OptimumBank Holdings, Inc. and Moishe Gubin dated December 5, 2011 (incorporated by reference from Current Report on Form 8-K filed with the SEC on July 6, 2012)

10.4	Second First Amendment dated October 25, 2012 to Amended and Restated Stock Purchase Agreement between OptimumBank Holdings, Inc. and Moishe Gubin dated December 5, 2011

31.1	Certification of Principal Executive and Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Principal Executive and Principal Financial Officer under 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document