Form 10-K
period 2013-12-31
OptimumBank Holdings, Inc.
filed 2014-03-31
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   Yes  ☐   No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (6,462,927 shares) on December 31, 2013, was approximately $10,017,537, computed by reference to the closing market price at $1.55 per share as of June 28, 2013. For purposes of this information, the outstanding shares of common stock owned by directors and executive officers of the registrant were deemed to be shares of common stock held by affiliates.

The number of shares of common stock, par value $0.01 per share, of the registrant outstanding as of March 15, 2014 was 8,011,077 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2014, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the issuer’s fiscal year end are incorporated by reference into Part III, Items 10 through 14, of this Annual Report on Form 10-K.

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

General

OptimumBank Holdings, Inc. is a Florida corporation (the “Company”) formed in 2004 as a bank holding company for OptimumBank (the “Bank”). The Company’s only business is the ownership and operation of the Bank and its Bank’s subsidiaries. The Bank is a Florida state chartered bank established in 2000, with deposits insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of community banking services to individual and corporate customers through its three banking offices located in Broward County, Florida. The Bank has 17 wholly-owned subsidiaries primarily engaged in holding and disposing of foreclosed real estate and one subsidiary primarily engaged in managing foreclosed real estate.

The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). OptimumBank is subject to the supervision and regulation of the State of Florida Office of Financial Regulation (“OFR”) and the FDIC. OptimumBank is a member of the Federal Home Loan Bank of Atlanta.

At December 31, 2013, the Company had total assets of $128.8 million, net loans of $79.2 million, total deposits of $98.7 million and stockholders’ deficit of $0.2 million. During 2013, the Company incurred a net loss of $7.1 million.

Recent Developments

Consent Order, Amended Consent Order, and Written Agreement.

On April 16, 2010, the Bank agreed to the issuance of the Consent Order by the FDIC and the OFR (the “Consent Order”), which required the Bank to take certain measures to improve its safety and soundness. Pursuant to the Consent Order, the Bank was required to take certain measures to improve its capital position, reduce its level of problem assets, reduce its loan concentrations in certain portfolios, improve management practices and board supervision and assure that its reserve for loan losses is maintained at an appropriate level. Among the corrective actions required were for the Bank to have and maintain a Tier 1 leverage ratio of at least 8% and a total risk-based capital ratio of 12% beginning 90 days from the issuance of the Consent Order. Effective February 28, 2014, the Bank agreed to the issuance of an Amended Consent Order by the FDIC and the OFR.

In addition to the Consent Order, on June 22, 2010, the Company entered into a Written Agreement, with the Federal Reserve Bank of Atlanta, which required the Company to take certain measures to ensure the Bank complied with the Consent Order. Under the Written Agreement, the Company is subject to restrictions on paying interest on debt, or paying dividends or distributions of stock, including its common stock, as well as incurring additional debt or redeeming stock. Additional details on the Consent Order and the Written Agreement are contained in “Business-Supervision and Regulation- Consent Order- and -Written Agreement.”

At December 31, 2013, the Bank had a Tier 1 leverage ratio of 4.21%, and a total risk-based capital ratio of 6.55%. At December 31, 2013, the Bank would have needed approximately $5.5 million in additional capital in order to comply with the total risk-based capital ratio requirement of the Consent Order. Additional information on the Bank’s capital adequacy is contained in “Item 7- Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

Banking Products

The Bank’s revenues are primarily derived from interest on, and fees received in connection with, real estate, and other loans, and from interest from mortgage-backed securities and short-term investments. The principal sources of funds for the Bank’s lending activities are deposits, borrowings, repayment of loans, and the repayment, or maturity of investment securities. The Bank’s principal expenses are the interest paid on deposits, and operating and general administrative expenses.

As is the case with banking institutions generally, the Bank’s operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Federal Reserve and the FDIC. Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. The Bank faces strong competition attracting deposits (its primary source of lendable funds) and originating loans.

The Bank provides a range of consumer and commercial banking services to individuals and businesses. The basic services offered include: demand interest-bearing and noninterest-bearing accounts, money market deposit accounts, NOW accounts, time deposits, Visa debit cards, cash management, direct deposits, notary services, money orders, night depository, travelers’ checks, cashier’s checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, and banking by mail. The Bank makes residential and commercial real estate loans and consumer loans. The Bank offers business lending lines for working capital needs. Growing businesses can use the loans to expand inventory, take discounts, offset receivables, or establish new structured financing and repayment plans that are consistent with the cash flow of the business. The Bank provides ATM cards and Visa debit cards, as a part of the Star, Presto and Cirrus networks, thereby permitting customers to utilize the convenience of ATMs worldwide. The Bank does not have trust powers and provides no trust services.

Strategy

The Bank’s continuing goal is to become one of the leading community banking organizations in Broward County, Florida through steady, reasonable and controlled growth and a prudent operating strategy.

The operating and business strategy emphasize the following:

•    Local management and local decision making resulting in rapid, personalized customer service, rapid credit decisions and expedited closings;

•    Maintaining a presence in Broward County through a branch network. Currently, the Bank has three branch banking offices in Broward County;

•    Real estate, commercial and consumer lending activities by originating adjustable rate residential and commercial mortgage loans, commercial loans, and consumer loans for Bank customers;

•    Maintaining high credit quality through strict underwriting criteria through the Bank’s knowledge of the real estate values and borrowers in its market area;

•    Personalized products and service by striving to provide innovative financial products, high service levels and to maintain strong customer relationships. The Bank seeks customers who prefer to conduct business with a locally owned and managed institution.

The Bank’s management is focusing its efforts on a long-term strategy with the following objectives:

•    Stabilize the Loan Portfolio- Management devotes significant resources to the identification and workout of problem loans and has been successful in reducing same.

•    Increase and Diversify Loan Originations- Management is focused on increasing its loan production to add more interest bearing assets and interest income to its asset based and has increased same. In addition, management is diversifying its loan originations and portfolio to include commercial and consumer loans, in addition to residential and commercial real estate loans.

•    Lower the Cost of Deposits- Management is focused on changing the Bank’s deposit mix by replacing higher cost interest bearing time deposits with non-interest bearing demand deposits, which has occurred.

•    Increase Capital Ratios- Management continues to seek additional sources of capital to increase the Bank’s capital ratios, allow the Bank to grow, implement its business plan and return to profitability.

Lending Activities

The Bank offers real estate, commercial and consumer loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in its market area. The Bank’s market area consists of the tri-county area of Broward, Miami-Dade and Palm Beach counties. The Bank’s net loans at December 31, 2013 were $79.2 million, or 61.5% of total assets. The interest rates charged on loans varied with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. The Bank has no foreign loans or loans for highly leveraged transactions.

The Bank’s loan portfolio is concentrated in two major areas: residential and commercial real estate loans. As of December 31, 2013, 79.4% of the loan portfolio consisted of loans secured by mortgages on real estate, of which approximately 32.4% of the total loan portfolio was secured by one-to-four family residential properties. The real estate loans are located primarily in the tri-county market area.

The Bank’s real estate loans are secured by mortgages and consist primarily of loans to individuals and businesses for the purchase or improvement of, or investment in, real estate. These real estate loans were made at fixed or variable interest rates and are normally adjustable rate mortgages which adjust annually after the initial three to five year period. The Bank’s fixed rate loans generally are for terms of five years or less, and are repayable in monthly installments based on a maximum 30-year amortization schedule.

Loan originations are derived primarily from director and employee referrals, existing customers, and direct marketing. Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions including interest rates, and risks inherent in dealing with individual borrowers. A significant portion of the Bank’s portfolio is collateralized by real estate in South Florida, which is susceptible to local economic downturns. The Bank attempts to minimize credit losses through various means. On larger credits, it relies on the cash flow and assets of a debtor as the source of repayment as well as the value of the underlying collateral. The Bank also generally limits its loans to up to 80% of the value of the underlying real estate collateral. The Bank generally charge a prepayment penalty if a loan is repaid within the first two to three years of origination to recover any fees it paid for the origination of the loan.

Deposit Activities

Deposits are the major source of the Bank’s funds for lending and other investment activities. The Bank considers the majority of its regular savings, demand, NOW, money market deposit accounts and CD’s under $100,000 to be core deposits. These accounts comprised approximately 78.0% of the Bank’s total deposits at December 31, 2013. Approximately 65.0% of the deposits at December 31, 2013 were certificates of deposit. Generally, the Bank attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 and over made up approximately 22.0% of the Bank’s total deposits at December 31, 2013. Although these large deposits are not traditionally considered core deposits, the majority of these deposits have served as a stable source of funds in the Bank’s targeted market. The majority of the deposits are generated from Broward County.

Investments

The Bank’s investment securities portfolio was approximately $23.0 million and $18.6 million at December 31, 2013 and 2012, respectively, representing 17.8% and 12.9% of its total assets. At December 31, 2013, approximately 69.9% of this portfolio was invested in U.S. government agency mortgage-backed securities and 30.1% of this portfolio was invested in private mortgage-backed securities. Mortgage backed securities generally have a shorter life than the stated maturity. The Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at minimal risk levels while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits.

The Excess Balance Account is the excess cash the Bank has available over and above daily cash needs. This money is invested on an overnight basis with the Federal Reserve.

Correspondent Banking

Correspondent banking involves one bank providing services to another bank which cannot provide that service for itself from an economic or practical standpoint. OptimumBank is required to purchase correspondent services offered by larger banks, including check collections, purchase of federal funds, security safekeeping, investment services, coin and currency supplies, and sales of loans to or participations with correspondent banks.

OptimumBank has established a correspondent relationship with Independent Bankers Bank of Florida. The Bank pays for such services in cash as opposed to keeping compensating balances. The Bank also sell loan participations to other banks with respect to loans which exceed its lending limit.

Data Processing

The Bank outsources most of its data processing services, including an automated general ledger and deposit accounting; however, it services all its loans in-house.

Internet Banking

The Bank maintains a website at www.optimumbank.com where retail and business customers can access account balances, view current account activity and their previous statement, view images of paid checks, transfer funds between accounts, and bill payment. The Bank now offers its retail customers mobile access to their account information, with the option to setup alerts, deposit checks across a broad range of phones and mobile devices. The Bank now offers its business customers remote deposit capture and online cash management services that include ACH origination and wire transfers using token technology for security.

Competition

OptimumBank encounters strong competition both making loans and attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws which permit multi-bank holding companies as well as an increasing level of interstate banking have created a highly competitive environment for commercial banking. In one or more aspects of its business, OptimumBank competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Most of these competitors, some of which are affiliated with bank holding companies, have substantially greater resources and lending limits, and may offer certain services that OptimumBank does not currently provide. In addition, many of its non-bank competitors are not subject to the same extensive federal regulations that govern federally insured banks. Recent federal and state legislation has heightened the competitive environment in which financial institutions must conduct their business, and the potential for competition among financial institutions of all types has increased significantly. The Bank focuses its efforts on smaller loans, which is generally neglected by its competitors.

To compete, OptimumBank relies upon specialized services, responsive handling of customer needs, and personal contacts by its officers, directors, and staff. Large multi-branch banking competitors tend to compete primarily by rate and the number and location of branches while smaller, independent financial institutions tend to compete primarily by rate and personal service.

Employees

As of December 31, 2013, the Bank had twenty full-time employees, including executive officers. These employees are not represented by a collective bargaining unit. The Bank considers its relations with employees good.

Supervision and Regulation

Banks and their holding companies are extensively regulated under both federal and state law. The following is a brief summary of certain statutes, rules, regulations and enforcement actions affecting OptimumBank Holdings, Inc. and OptimumBank. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company or the Bank. Supervision, regulation, and examination of banks by regulatory agencies are intended primarily for the protection of depositors, rather than shareholders.

Consent Order, Amended Consent Order. In 2008, the Company and the Bank began to experience a substantial increase in impaired and non-performing loans and associated credit losses due to the nationwide economic recession and the related drop in real estate values in south Florida. As a result, the Company’s net income for 2008 was only $520,000. These trends continued in 2009 and 2010, with the result that the Company and the Bank sustained net losses of $11.5 million in 2009 and $8.5 million in 2010, primarily from significant increases in the provision for loan losses. These operating losses have eroded OptimumBank’s regulatory capital and weakened its financial condition. As a result of these losses and other related operating issues, on April 16, 2010, OptimumBank agreed to enter into a Consent Order with the FDIC and Florida Office of Financial Regulation, and, on June 22, 2010, the Company was required to enter into a Written Agreement with the Federal Reserve Bank of Atlanta, or Federal Reserve. Effective February 28, 2014, the Bank agreed to the issuance of an Amended Consent Order by the FDIC and the OFR.

The Consent Order imposes a number of requirements on the Bank intended to improve the Bank’s condition, including a requirement that the Bank maintain a ratio of Tier 1 capital to adjusted total assets (the “Tier 1 Leverage Ratio”) of 8.0%, and a ratio of total risk based capital to risk-weighted assets of 12.0% (the “Total Risk Based Capital Ratio”). On December 31, 2013, the Bank had a Tier 1 Leverage ratio of 4.21% and a Total Risk Based Capital Ratio of 6.55%.

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

•    The Bank is required to maintain fully funded allowance for loan and lease losses satisfactory to the FDIC and the OFR and a minimum Tier 1 leverage capital ratio of 8% and a total risk-based capital ratio of 12% for as long as the Consent Order remains in effect.

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

Management believes that the Bank is currently in substantial compliance with all the requirements of the Consent Order, except for the following requirements:

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

Dodd-Frank Act. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, into law. The Dodd-Frank Act will have a broad impact on the financial services industry, including potentially significant regulatory and compliance changes including, among other things, (1) enhanced resolution authority of troubled and failing banks and their holding companies; (2) potential changes to capital and liquidity requirements; (3) changes to regulatory examination fees; (4) changes to assessments to be paid to the FDIC for federal deposit insurance; and (5) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Board of Governors of the Federal Reserve System, or the Federal Reserve, the Office of the Comptroller of the Currency, or the OCC, and the Federal Deposit Insurance Corporation, or the FDIC. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on the Bank’s operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of the Bank’s business activities, require changes to certain of its business practices, impose upon it more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect the Bank’s business. These changes may also require the Bank to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations, or principles or changes thereto, may negatively impact the Bank’s results of operations and financial condition. While the Bank cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on it, these changes could be materially adverse to its investors and shareholders.

The following items provide a brief description of the impact of the Dodd-Frank Act on the Bank’s operations and activities, both currently and prospectively.

Increased Capital Standards and Enhanced Supervision. The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. These new standards will be no lower than existing regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, be higher when established by the agencies. Compliance with heightened capital standards may reduce the Bank’s ability to generate or originate revenue-producing assets and thereby restrict revenue generation from banking and non-banking operations. The Dodd-Frank Act also increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency. Compliance with new regulatory requirements and expanded examination processes could increase the Company’s cost of operations.

The Consumer Financial Protection Bureau. The Dodd-Frank Act creates a new, independent Consumer Financial Protection Bureau, or the Bureau, within the Federal Reserve. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers. Generally, we will not be directly subject to the rules and regulations of the Bureau. However, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against certain state-chartered institutions. Any such new regulations could increase the cost of operations and, as a result, could limit the Bank’s ability to expand into these products and services.

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

Transactions with Affiliates. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Sections 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

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

Company Regulation

General. As a bank holding company registered under the Bank Holding Company Act of 1956 (the “BHCA”), OptimumBank Holdings, Inc. is subject to the regulation and supervision of, and inspection by, the Federal Reserve Board (“Federal Reserve”). The Company is also required to file with the Federal Reserve annual reports and other information regarding its business operations, and those of its subsidiaries. In the past, the BHCA limited the activities of bank holding companies and their subsidiaries to activities which were limited to banking, managing or controlling banks, furnishing services to or performing services for their subsidiaries or engaging in any other activity which the Federal Reserve determined to be so closely related to banking or managing or controlling banks as to be properly incidental thereto. Under the Gramm-Leach-Bliley Financial Modernization Act of 1999 which is discussed below, bank holding companies now have the opportunity to seek broadened authority, subject to limitations on investment, to engage in activities that are “financial in nature” if all of their subsidiary depository institutions are well capitalized, well managed, and have at least a satisfactory rating under the Community Reinvestment Act, which is also discussed below.

In this regard, the BHCA prohibits a bank holding company, with certain limited exceptions, from (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company, or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries, unless such non-banking business is determined by the FRB to be so closely related to banking or managing or controlling banks as to be properly incident thereto. In making such determinations, the FRB is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. Generally, bank holding companies, such as OptimumBank Holdings, Inc., are required to obtain prior approval of the Federal Reserve to engage in any new activity not previously approved by the Federal Reserve.

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

Bank Regulation

General. OptimumBank is chartered under the laws of the State of Florida, and its deposits are insured by the FDIC to the extent provided by law. OptimumBank is subject to comprehensive regulation, examination and supervision by the FDIC and the Florida Office of Financial Regulation, or Florida OFR, and to other laws and regulations applicable to banks. Such regulations include limitations on loans to a single borrower and to its directors, officers and employees; limitations on the types of activities a state bank can conduct; restrictions on the opening and closing of branch offices; the maintenance of required capital ratios; the granting of credit under equal and fair conditions; and the disclosure of the costs and terms of such credit. OptimumBank is examined periodically by the FDIC and the Florida OFR, to whom it submits periodic reports regarding its financial condition and other matters. The FDIC and the Florida OFR have a broad range of powers to enforce regulations under their jurisdiction, and to take discretionary actions determined to be for the protection and safety and soundness of banks, including the institution of cease and desist orders and the removal of directors and officers. The FDIC and the Florida OFR also have the authority to approve or disapprove mergers, consolidations, and similar corporate actions.

Consent Order. On April 16, 2010, OptimumBank agreed to the issuance of the Consent Order with the FDIC and the Florida Office of Financial Regulation. Under the Consent Order, the Bank is required to implement a number of corrective measures intended to improve the Bank’s condition, including a requirement to maintain certain minimum capital ratios. The Consent Order also contains significant operating restrictions. The principal requirements of the Consent Order are described in “Business- Supervision and Regulation- Consent Order.” Effective February 28, 2014, the Bank agreed to the issuance of an Amended Consent Order by the FDIC and the OFR.

Capital Adequacy Requirements. Banks are required to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders’ equity (excluding the unrealized gain (loss) on available-for-sale securities), trust preferred securities subject to certain limitations, and minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses except for certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. At December 31, 2013, the Bank’s Tier 1 and total risk-based capital ratios were 5.29% and 6.55%, respectively.

Banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 4%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. At December 31, 2013, the Bank’s leverage ratio was 4.21%.

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

Generally, FDICIA requires that an “undercapitalized” institution must submit an acceptable capital restoration plan to the appropriate federal banking agency within 45 days after the institution becomes “undercapitalized” and the agency must take action on the plan within 60 days. The appropriate federal banking agency may not accept a capital restoration plan unless, among other requirements, each company having control of the institution has guaranteed that the institution will comply with the plan until the institution has been adequately capitalized on average during each of the three consecutive calendar quarters and has provided adequate assurances of performance. The aggregate liability under this provision of all companies having control of an institution is limited to the lesser of:

•    5% of the institution’s total assets at the time the institution becomes “undercapitalized”; or

•    the amount which is necessary, or would have been necessary, to bring the institution into compliance with all capital standards applicable to the institution as of the time the institution fails to comply with the plan filed pursuant to FDICIA.

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

Additionally, FDICIA requires, among other things, that:

•    only a “well capitalized” depository institution may accept brokered deposits without prior regulatory approval, and

•    the appropriate federal banking agency annually examines all insured depository institutions, with some exceptions for small, “well capitalized” institutions and state-chartered institutions examined by state regulators.

As of December 31, 2013, OptimumBank met the FDIC definition of an “undercapitalized institution” based upon not meeting the required total risk-based capital ratio of 8% or greater. Had the Bank met said ratio it would have met the FDIC definition of an “adequately capitalized institution.”

For additional information regarding OptimumBank’s capital ratios and requirements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Capital Adequacy.”

Dividends. The Company’s ability to pay dividends is substantially dependent on the ability of OptimumBank to pay dividends to the Company. As a state chartered bank, OptimumBank is subject to dividend restrictions set by Florida law and the FDIC. Except with the prior approval of the Florida OFR, all dividends of any Florida bank must be paid out of retained net profits from the current period and the previous two years, after deducting expenses, including losses and bad debts. Under the Federal Deposit Insurance Act, an FDIC-insured institution may not pay any dividend if payment would cause it to become undercapitalized or while it is undercapitalized. The FDIC and the Florida OFR also have the general authority to limit the dividend payment by banks if such payment may be deemed to constitute an unsafe and unsound practice. The Bank’s ability to pay dividends is further restricted under the Consent Order and the Company’s ability to pay dividends is also restricted under its Written Agreement with the Federal Reserve. At December 31, 2013, the Bank and Company could not pay cash dividends.

Loans to One Borrower. Florida law generally allows a state bank such as OptimumBank to extend credit to any one borrower (and certain related entities of such borrower) in an amount up to 25% of its capital accounts, provided that the unsecured portion may not exceed 15% of the capital accounts of the bank. Based upon OptimumBank’s capital, the maximum loan OptimumBank is currently permitted to make is approximately $1.3 million, provided the unsecured portion does not exceed approximately $0.8 million.

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

USA Patriot Act. The USA Patriot Act was enacted after September 11, 2001, to provide the federal government with powers to prevent, detect, and prosecute terrorism and international money laundering, and has resulted in promulgation of several regulations that have a direct impact on banks. There are a number of programs that financial institutions must have in place such as: (i) Bank Secrecy Act/Anti-Money Laundering programs to manage risk; (ii) Customer Identification Programs to determine the true identity of customers, document and verify the information, and determine whether the customer appears on any federal government list of known or suspected terrorist or terrorist organizations; and (iii) monitoring for the timely detection and reporting of suspicious activity and reportable transactions. Over the past few years, enforcement, and compliance monitoring, of these anti-money laundering laws has dramatically increased. As a result, the Bank has increased the attention and resources it dedicates to compliance with these laws.

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

OptimumBank’s deposit and loan operations are also subject to the:

•    The Gramm-Leach-Bliley Act of 1999 privacy provisions, which require the Bank maintain privacy policies intended to safeguard consumer financial information, to disclose these policies to its customers, and allow customers to “opt-out” of having their financial service providers disclose their confidential financial information to non-affiliated third parties, subject to certain exceptions;

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

Effect of Governmental Monetary Policies

The Company’s earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve monetary policies have had, and will likely continue to have, an important impact on the operating results of financial institutions through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of loans, investments and deposits through its open market operations in United States Government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirement against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Statistical Profile and Other Financial Data

Reference is hereby made to the statistical and financial data contained in the sections captioned “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for statistical and financial data providing a review of the Bank’s business activities.

Item 2.	Properties

The following table sets forth information with respect to the Bank’s main office and branch offices as of December 31, 2013.

Location	Year Facility Opened	Facility Status

Executive Office and Ft. Lauderdale Branch:	2004	Owned

2477 East Commercial Boulevard Fort Lauderdale, Florida 33308

Plantation Branch Office:	2000	Owned

10197 Cleary Boulevard Plantation, Florida 33324

Deerfield Beach Branch Office:	2004	Leased (1)

2215 West Hillsboro Boulevard Deerfield Beach, Florida 22442

(1) At December 31, 2013, the future minimum lease payments are approximately as follows (in thousands):

Year Ending December 31,	Amount

2014	$84

Item 3.	Legal Proceedings

From time-to-time, the Bank is involved in litigation arising in the ordinary course of its business. As of the date of the filing of this Form 10-K, management is of the opinion that the ultimate aggregate liability represented thereby, if any, will not have a material adverse effect on the Bank’s consolidated financial condition or results of operations.

Item 4.	Mine Safety Disclosure

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock currently trades on the NASDAQ Capital Market under the symbol “OPHC.” The table below presents the high and low sales prices for the periods indicated.

Year	Quarter	High	Low

2012	First	$5.43	$0.38
	Second	$3.75	$0.56
	Third	$0.74	$0.40
	Fourth	$0.68	$0.41
2013	First	$0.88	$0.45
	Reverse Stock Split
	Second	$1.82	$1.26
	Third	$1.62	$1.35
	Fourth	$1.71	$1.11

The Company had approximately 901 holders registered or in street names as of December 31, 2013.

On February 24, 2014, the NASDAQ Stock Market notified the Company that it has failed to comply with the NASDAQ Listing Rule requiring the Company to maintain a minimum stockholders’ equity of $2.5 million. The Company has commenced an appeal concerning this notification.

During 2013, the Company sold 104,166 shares of the Company’s common stock at a price of $1.20 per share to accredited investors. During the fourth quarter of 2013, the Company also issued 28,873 shares of the Company’s common stock to four directors. The shares had a value of $1.50 per share.

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

At December 31, 2013, the Bank and Company could not pay cash dividends and the Company does not anticipate that it will pay dividends on its common stock in the foreseeable future. Banking regulations place certain restrictions on dividends and loans or advances made by the Bank to the Company. The amount of cash dividends that may be paid by the Bank to the Company is based on the Bank’s net earnings of the current year combined with the Bank’s retained earnings of the preceding two years, as defined by state banking regulations. However, for any dividend declaration, the Company must consider additional factors such as the amount of current period net earnings, liquidity, asset quality, capital adequacy and economic conditions. It is likely that these factors would further limit the amount of dividends which the Company could declare. Furthermore, the Bank’s ability to pay dividends is restricted under the Consent Order issued by the FDIC and Florida Office of Financial Regulation and banking laws. The Company’s ability to pay dividends is also restricted under its Written Agreement with the Federal Reserve.

Item 6.	Selected Financial Data

At December 31, or for the Year Then Ended

(Dollars in thousands, except per share figures)

	2013	2012	2011	2010	2009
At Year End:
Cash and cash equivalents	$13,881	23,611	22,776	14,367	36,784
Securities held to maturity	0	0	100	51,057	81,141
Security available for sale	22,990	18,648	28,907	0	0
Loans, net	79,249	85,209	89,217	113,542	134,126
All other assets	12,663	16,275	13,572	11,339	17,906

Total assets	$128,783	143,743	154,472	190,305	269,957

Deposit accounts	98,692	101,611	107,895	148,238	151,682
Federal Home Loan Bank advances	22,740	27,700	31,700	31,700	57,700
Other borrowings	0	0	0	0	41,800
Junior subordinated debenture	5,155	5,155	5,155	5,155	5,155
All other liabilities	2,412	2,367	2,936	2,377	2,332
Stockholders' (deficit) equity	(216)	6,910	6,786	2,835	11,288

Total liabilities and stockholders' (deficit) equity	$128,783	143,743	154,472	190,305	269,957

For the Year:
Total interest income	5,280	5,162	6,422	8,787	14,006
Total interest expense	1,919	2,581	3,427	4,867	8,351

Net interest income	3,361	2,581	2,995	3,920	5,655
Provision (credit) for loan losses	2,194	1,653	(149)	3,645	15,794

Net interest income (expense) after (credit) provision for loan losses	1,167	928	3,144	275	(10,139)
Noninterest income (expense)	144	258	379	1,394	(145)
Noninterest expenses	8,066	5,883	7,229	9,773	4,698

Loss before income taxes (benefit)	(6,755)	(4,697)	(3,706)	(8,104)	(14,982)
Income taxes (benefit)	320	0	41	349	(3,501)

Net loss	$(7,075)	(4,697)	(3,747)	(8,453)	(11,481)

Net loss per share, basic (1)	$(.89)	(.69)	(3.28)	(41.26)	(56.05)

Net loss per share, diluted (1)	$(.89)	(.69)	(3.28)	(41.26)	(56.05)

Weighted-average number of shares outstanding, basic (1)	7,913,585	6,840,668	1,144,076	204,840	240,840

Weighted-average number of shares outstanding, diluted (1)	7,913,585	6,840,668	1,144,076	240,840	240,840

Ratios and Other Data:

	2013	2012	2011	2010	2009

Return on average assets	(5.3)%	(3.1)%	(2.1)%	(3.8)%	(4.2)%
Return on average equity	(216.8)%	(60.3)%	(204.0)%	(127.6)%	(55.6)%
Average equity to average assets	2.4%	5.2%	1.0%	3.0%	7.6%
Net interest margin during the year	2.9%	1.9%	1.8%	1.9%	2.1%
Interest-rate differential during the year	3.0%	2.5%	1.8%	1.9%	1.9%
Net yield on average interest-earning assets	4.5%	3.9%	3.8%	4.2%	5.3%
Noninterest expenses to average assets	5.8%	3.6%	4.1%	4.4%	1.7%
Ratio of average interest-earning assets to
average interest-bearing liabilities	.95	1.1	1.0	1.0	1.1
Nonperforming loans and foreclosed assets as a percentage of total assets at end of year	12.7%	19.5%	23.0%	19.8%	10.9%
Allowance for loan losses as a percentage of total loans at end of year	2.7%	2.8%	2.6%	3.2%	6.5%
Total number of banking offices	3	3	3	3	3
Total shares outstanding at end of year (1)	8,011,077	7,877,800	5,602,777	204,840	204,840
Book value per share at end of year (1)	$(.03)	.88	1.21	13.84	55.10

(1)    All share and per share amounts have been adjusted to reflect the 1-for-4 reverse stock split declared in 2013.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

At December 31, 2013, the Company had total assets of $128.8 million, net loans of $79.2 million, and total deposits of $98.7 million and stockholders’ deficit of $0.2 million. During 2013, the Company had a net loss of $7.1 million.

Critical Accounting Policies

The Company’s financial condition and results of operations are sensitive to accounting measurements and estimates of matters that are inherently uncertain. When applying accounting policies in areas that are subjective in nature, the Company must use its best judgment to arrive at the carrying value of certain assets. One of the most critical accounting policies applied by the Company is related to the valuation of its loan portfolio.

A variety of estimates impact the carrying value of the Company’s loan portfolio including the calculation of the allowance for loan losses, valuation of underlying collateral, the timing of loan charge-offs and the amount and amortization of loan fees and deferred origination costs.

The calculation of the allowance for loan losses is a complex process containing estimates which are inherently subjective and susceptible to significant revision as current information becomes available. The allowance is established and maintained at a level management believes is adequate to cover losses resulting from the inability of borrowers to make required payments on loans. Estimates for loan losses are determined by analyzing risks associated with specific loans and the loan portfolio, current trends in delinquencies and charge-offs, the views of the Company’s regulators, changes in the size and composition of the loan portfolio and peer comparisons. The analysis also requires consideration of the economic climate and direction, changes in the economic and interest rate environment which may impact a borrower’s ability to pay, legislation impacting the banking industry and economic conditions specific to the tri-county region the Bank serves in Southeast Florida. Because the calculation of the allowance for loan losses relies on the Company’s estimates and judgments relating to inherently uncertain events, results may differ from management’s estimates.

The allowance for loan losses is also discussed as part of “Loan Portfolio, Asset Quality and Allowance for Loan Losses” and in Note 3 of Notes to the Consolidated Financial Statements. The Company’s significant accounting policies are discussed in Note 1 of Notes to the Consolidated Financial Statements.

Regulation and Legislation

As a state-chartered commercial bank, the Bank is subject to extensive regulation by the Florida Office of Financial Regulation, or Florida OFR, and the FDIC. The Bank files reports with the Florida OFR and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. Periodic examinations are performed by the Florida OFR and the FDIC to monitor the Bank’s compliance with the various regulatory requirements. The Company is also subject to regulation and examination by the Federal Reserve Board of Governors.

Loan Portfolio, Asset Quality and Allowance for Loan Losses

The Bank’s primary business is making real estate loans. This activity may subject the Bank to potential loan losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond its control. For the past several years, there has been a dramatic decrease in housing and real estate values in south Florida, coupled with a significant increase in the rate of unemployment. With most of the Bank’s loans concentrated in south Florida, the decline in local economic conditions has adversely affected the values of the Bank’s real estate collateral. These trends have contributed to an increase in the Bank’s impaired loans and reduced asset quality. As of December 31, 2013, the Bank’s impaired loans were approximately $13.6 million, or 17.1% of the net loan portfolio. All of these loans are on our books for 90 percent of appraised value. Impaired loans and real estate owned was approximately $21.2 million as of this same date, or 16.4% of total assets. If market conditions continue to deteriorate, they may lead to additional valuation adjustments on the Bank’s loan portfolio and real estate owned as it continues to reassess the market value of its loan portfolio, the losses associated with impaired loans, and the net realizable value of real estate owned.

The following table sets forth the composition of the Bank’s loan portfolio:

	At December 31,
	2013		2012		2011
	Amount	% of Total	Amount	% of Total	Amount	Total
	(dollars in thousands)

Residential real estate	$26,468	32.64%	$30,064	34.32%	$31,142	34.03%
Multi-family real estate	3,605	4.44	3,916	4.47	4,109	4.49
Commercial real estate	27,883	34.40	39,126	44.66	44,312	48.42
Land and construction	6,459	7.97	7,276	8.30	11,783	12.87
Commercial	16,584	20.45	7,158	8.17	0	.00
Consumer	81	.10	70	.08	175	.19

Total loans	81,080	100.00%	87,610	100.00%	91,521	100.00%

Add (deduct):
Allowance for loan losses	(2,211)		(2,459)		(2,349)
Net deferred loan costs and premiums	380		58		45

Loans, net	$79,249		$85,209		$89,217

	At December 31,
	2010		2009
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)

Residential real estate	$40,130	34.27%	$55,915	39.06%
Multi-family real estate	4,213	3.60	5,162	3.61
Commercial real estate	55,119	47.07	58,901	41.14
Land and construction	17,292	14.77	22,355	15.61
Consumer	358	.29	836	.58

Total loans	117,112	100.00%	143,169	100.00%

Add (deduct):
Allowance for loan losses	(3,703)		(9,363)
Net deferred loan costs and premiums	133		320

Loans, net	$113,542		$134,126

The following table sets forth the activity in the allowance for loan losses (in thousands):

	Year Ended December 31,
	2013	2012	2011	2010	2009

Beginning balance	$2,459	$2,349	$3,703	$9,363	$1,906
Provision (credit) for loan losses	2,194	1,653	(149)	3,645	15,794
Loans charged off	(2,959)	(1,848)	(1,739)	(9,424)	(8,337)
Recoveries	517	305	534	119	0

Ending balance	$2,211	$2,459	$2,349	$3,703	$9,363

The allowance for loan losses represents management’s estimate of probable incurred losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The allowance for loan losses represented 2.73% and 2.81% of the total loans outstanding at December 31, 2013 and 2012, respectively.

The Bank evaluates the allowance for loan losses on a regular basis. The allowance for loan losses is determined based on a periodic review of several factors: reviews and evaluation of individual loans, historical loan loss experiences, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and current economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of two components. The first component consists of amounts specifically reserved (“specific allowance”) for specific loans identified as impaired, as defined by FASB Accounting Standards Codification No. 310 (“ASC 310”). Impaired loans are those loans that management has estimated will not be repaid as agreed upon. The Bank measures impairment on a loan by loan basis for all of its loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. A loan may be impaired (i.e. not expected to be repaid as agreed), but may be sufficiently collateralized such that the Bank expects to recover all principal and interest eventually, and therefore no specific reserve is warranted.

The second component is a general reserve (“general allowance”) on all of the Bank’s loans, other than those identified as impaired. The Bank groups these loans into categories with similar characteristics and then applies a loss factor to each group which is derived from the Bank’s historical loss experience for that category adjusted for qualitative factors such as economic conditions and other trends or uncertainties that could affect management’s estimate of probable loss. The aggregate of these two components results in the Bank’s total allowance for loan losses.

The following table sets forth the Bank’s allowance for loan losses by loan type (dollars in thousands):

	At December 31,
	2013		2012		2011
		% of		% of		% of
		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans

Residential real estate	$49	32.64%	$434	34.32%	$566	34.03%
Multi-family real estate	4	4.44	267	4.47	247	4.49
Commercial real estate	934	34.40	1,372	44.66	1,334	48.42
Land and construction	458	7.97	166	8.30	187	12.87
Commercial	61	20.45	216	8.17	0	.00
Consumer	0	.10	4	.08	15	.19
Unallocated	705	.00	0	.00	0	.00

Total allowance for loan losses	$2,211	100.00%	$2,459	100.00%	$2,349	100.00%

Allowance for loan losses as a percentage of total loans outstanding		2.73%		2.81%		2.57%

	At December 31,
	2010		2009
		% of		% of
		Total		Total
	Amount	Loans	Amount	Loans

Residential real estate	$1,285	34.27%	$2,049	39.06%
Multi-family real estate	282	3.60	489	3.61
Commercial real estate	1,542	47.07	1,466	41.14
Land and construction	514	14.77	5,227	15.61
Consumer	80	.29	132	.58

Total allowance for loan losses	$3,703	100.00%	$9,363	100.00%

Allowance for loan losses as a percentage of total loans outstanding		3.16%		6.54%

The following summarizes impaired loans (in thousands):

	December 31, 2013			At December 31, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Residential real estate	$7,100	$7,607	$0	$7,573	$8,024	$0
Commercial real estate	4,128	4,534	0	8,661	11,412	0
Land and construction	0	0	0	886	2,410	0
Consumer	0	0	0	0	0	0
Commercial	1,216	1,458	0
With an allowance recorded:
Commercial real estate	1,099	2,913	192	2,874	2,874	366

Total:
Residential real estate	$7,100	$7,607	$0	$7,573	$8,024	$0
Commercial real estate	$5,227	$7,447	$192	$11,535	$14,286	$366
Land and construction	$0	$0	$0	$886	$2,410	$0
Consumer	$0	$0	$0	$0	$0	$0
Commercial	$1,216	$1,458

Total	$13,543	$16,512	$192	$19,994	$24,720	$366

During 2013, 2012 and 2011, the average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011

Average investment in impaired loans	$17,859	$25,743	$37,549
Interest income recognized on impaired loans	$596	$175	$367
Interest income received on a cash basis on impaired loans	$1,183	$616	$834

Nonaccrual and past due loans were as follows as of December 31, 2013, 2012, 2011 and 2010 (in thousands):

	At December 31,
	2013	2012	2011	2010

Nonaccrual loans	$8,817	$17,079	$27,819	$34,530
Past ninety days or more, but still accruing interest	$0	$0	$0	$0

Liquidity and Capital Resources

Liquidity represents an institution’s ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. The Bank’s ability to respond to the needs of depositors and borrowers and to benefit from investment opportunities is facilitated through liquidity management.

The Bank’s primary sources of cash during the year ended December 31, 2013, were from principal repayments of securities available for sale of $8.7 million, proceeds from sale of securities available for sale of $2.0 million, and proceeds from net loan payoffs $3.1 million. Cash was used primarily to repay $2.9 million of deposits, repay $5.0 million of Federal Home Loan Bank advances and purchase $15.7 million in securities. In order to increase its core deposits, the Bank has priced its deposit rates competitively. The Bank will adjust rates on its deposits to attract or retain deposits as needed. The Bank obtains funds primarily from depositors in its market area.

In addition to obtaining funds from depositors, the Bank may borrow funds from other financial institutions. OptimumBank is a member of the Federal Home Loan Bank of Atlanta, which allows it to borrow funds under a pre-arranged line of credit equal to $31.7 million. As of December 31, 2013, the Bank had $22.7 million in borrowings outstanding from the Federal Home Loan Bank of Atlanta to facilitate loan fundings and manage its asset and liability structure. The Bank has established a line of credit for $2.5 million with SunTrust, $1 million with Independent Bankers Bank, and $1.8 million with the Federal Reserve.

Securities

The Bank’s securities portfolio is comprised primarily of mortgage-backed securities. The securities portfolio is categorized as either “held to maturity” or “available for sale.” Securities held to maturity represent those securities which the Company has the positive intent and ability to hold to maturity. These securities are carried at amortized cost. Securities available for sale represent those investments which may be sold for various reasons including changes in interest rates and liquidity considerations. These securities are reported at fair market value and unrealized gains and losses are excluded from earnings and reported in other comprehensive income.

The following table sets forth the amortized cost and fair value of the Bank’s securities portfolio (in thousands):

	Amortized	Fair
	Cost	Value
At December 31, 2013:
Securities available for sale:
Mortgage-backed securities	$10,425	$10,625
U.S. Government and agency securities	12,561	12,365

	$22,986	$22,990

At December 31, 2012:
Securities available for sale:
Mortgage-backed securities	$16,325	$15,629
U.S. Government and agency securities	2,097	3,019

	$18,422	$18,648

The following table sets forth, by maturity distribution, certain information pertaining to the securities portfolio (dollars in thousands):

	Within One Year	After One But Within Five Years	After Five Years Through Ten Years	After Ten Years	Total	Yield
At December 31, 2013:
Mortgage-backed securities	$0	$0	$1,787	$8,638	$10,425	5.08%
U.S. Government and agency securities	0	0	695	11,866	12,561	2.56%

	$0	$0	$2,482	$20,504	$22,986

At December 31, 2012:
Mortgage-backed securities	$0	$0	$2,915	$12,510	$15,425	4.57%
U.S. Government and agency securities	2,997	0	0	0	2,997	0.96%

	$2,997	$0	$2,915	$12,510	$18,422

Regulatory Capital Adequacy

Failure to meet minimum capital requirements can result in certain mandatory and, possibly, additional discretionary actions by federal and state regulators that, if undertaken, could have a direct material effect on the Bank’s financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. In addition, the Consent Order imposes increased minimum capital requirements on the Bank.

Quantitative measures established by regulation and by the Consent Order to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. As of December 31, 2013, the Bank did not meet the minimum applicable capital adequacy requirements. See “Supervision and Regulation – Bank Regulation- Capital Adequacy Requirements” with respect to the required Tier 1 capital to total assets ratios of 8%.

The Bank’s actual and required minimum capital ratios were as follows (in thousands):

Regulatory Capital Requirements

					Minimum
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective		Requirements of
	Actual		Adequacy Purposes		Action Provisions		Consent Order
	Amount	%	Amount	%	Amount	%	Amount	%
As of December 31, 2013:
Total Capital to Risk- Weighted Assets	$6,667	6.55%	$8,140	8.00%	$10,180	10.00%	$12,210	12.00%
Tier I Capital to Risk- Weighted Assets	5,383	5.29	4,070	4.00	6,110	6.00	N/A	N/A
Tier I Capital to Total Assets	5,383	4.21	5,110	4.00	6,390	5.00	10,220	8.00

As of December 31, 2012:
Total Capital to Risk- Weighted Assets	13,506	11.48	9,412	8.00	11,765	10.00	14,118	12.00
Tier I Capital to Risk- Weighted Assets	12,035	10.23	4,706	4.00	7,059	6.00	N/A	N/A
Tier I Capital to Total Assets	12,035	8.12	5,932	4.00	7,415	5.00	11,864	8.00

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Bank’s market risk arises primarily from interest-rate risk inherent in its lending and deposit-taking activities. The Bank does not engage in securities trading or hedging activities and does not invest in interest-rate derivatives or enter into interest rate swaps.

The Bank may utilize financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 8 of Notes to Consolidated Financial Statements.

The Bank’s primary objective in managing interest-rate risk is to minimize the potential adverse impact of changes in interest rates on its net interest income and capital, while adjusting its asset-liability structure to obtain the maximum yield-cost spread on that structure. The Bank actively monitors and manages its interest-rate risk exposure by managing its asset and liability structure. However, a sudden and substantial increase in interest rates may adversely impact its earnings, to the extent that the interest-earning assets and interest-bearing liabilities do not change or reprice at the same speed, to the same extent, or on the same basis.

The Bank uses modeling techniques to simulate changes in net interest income under various rate scenarios. Important elements of these techniques include the mix of floating versus fixed-rate assets and liabilities, and the scheduled, as well as expected, repricing and maturing volumes and rates of the existing balance sheet.

Asset Liability Management

As part of its asset and liability management, the Bank has emphasized establishing and implementing internal asset-liability decision processes, as well as control procedures to aid in managing its earnings. Management believes that these processes and procedures provide us with better capital planning, asset mix and volume controls, loan-pricing guidelines, and deposit interest-rate guidelines, which should result in tighter controls and less exposure to interest-rate risk.

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

In order to minimize the potential for adverse effects of material and prolonged increases in interest rates on the results of operations, the Bank’s management continues to monitor its assets and liabilities to better match the maturities and repricing terms of its interest-earning assets and interest-bearing liabilities. The Bank’s policies emphasize the origination of adjustable-rate loans, building a stable core deposit base and, to the extent possible, matching deposit maturities with loan repricing timeframes or maturities.

The following table sets forth certain information related to the Bank’s interest-earning assets and interest-bearing liabilities at December 31, 2013, that are estimated to mature or are scheduled to reprice within the period shown (dollars in thousands):

Gap Maturity / Repricing Schedule

	One Year or Less	More than One Year and Less than Five Years	More than Five Years and Less than Fifteen Years	Over Fifteen Years	Total
Loans (1):
Residential real estate loans	$19,121	$5,466	$0	$1,881	$26,468
Multi-family real estate loans	2,986	543	76	0	3,605
Commercial real estate loans	13,918	10,456	3,509	0	27,883
Land and construction	1,587	4,872	0	0	6,459
Consumer loans	10,301	5,138	0	1,145	16,584
Consumer	56	25	0	0	81

Total loans	47,969	26,500	3,585	3,026	81,080

Securities (2)	0	0	10,363	12,623	22,986
Federal Home Loan Bank stock	1,196	0	0	0	1,196

Total rate-sensitive assets	49,165	26,500	13,948	15,649	105,262

Deposit accounts (3):
Money-market deposits	29,077	0	0	0	29,077
Interest-bearing checking deposits	1,074	0	0	0	1,074
Savings deposits	650	0	0	0	650
Time deposits	48,854	15,262	0	0	64,116

Total deposits	79,655	15,262	0	0	94,917

Federal Home Loan Bank advances	12,740	10,000	0	0	22,740
Junior subordinated debenture	0	0	0	5,155	5,155

Total rate-sensitive liabilities	92,395	25,262	0	5,155	122,812

GAP (repricing differences)	$(43,230)	$1,238	$13,948	$10,494	$(17,550)

Cumulative GAP	$(43,230)	$(41,992)	$(28,044)	$(17,550)	$(17,550)

Cumulative GAP/total assets	(33.57)%	(32.60)%	(21.77)%	(13.63)%

(1)	In preparing the table above, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayment, according to their maturities.
(2)	Securities are scheduled through the repricing date.
(3)	Money-market, interest-bearing checking and savings deposits are regarded as readily accessible withdrawable accounts. All other time deposits are scheduled through the maturity dates.

The following table sets forth loan maturities by type of loan at December 31, 2013 (in thousands):

		After One
	One Year	But Within	After
	or Less	Five Years	Five Years	Total

Residential real estate	$0	$4,954	$21,514	$26,468
Multi-family real estate	0	544	3,061	3,605
Commercial real estate	1,099	11,780	15,004	27,883
Land and construction	0	1,918	4,541	6,459
Commercial	3,628	3,582	9,374	16,584
Consumer	56	25	0	81

Total	$4,783	$22,803	$53,494	$81,080

The following table sets forth the maturity or repricing of loans by interest type at December 31, 2013 (in thousands):

		After One
	One Year	But Within	After
	or Less	Five Years	Five Years	Total

Fixed interest rate	$56	$16,166	$6,326	$22,548
Variable interest rate	47,054	10,334	1,144	58,532

Total	$47,110	$26,500	$7,470	$81,080

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the consolidated balance sheet. The contractual amounts of those instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed-expiration dates or other termination clauses and may require payment of a fee. Since certain commitments expire without being drawn upon, the total committed amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary in order to extend credit, is based on management’s credit evaluation of the counterparty.

As of December 31, 2013, commitments to extend credit totaled $3,748,000.

The following is a summary of the Bank’s contractual obligations, including certain on-balance sheet obligations, at December 31, 2013 (in thousands):

	Payments Due by Period
		Less			More
		Than 1	1-3	3-5	Than 5
Contractual Obligations	Total	Year	Years	Years	Years

Federal Home Loan Bank advances	$22,740	$12,740	$10,000	$0	$0
Junior subordinated debenture	5,155	0	0	0	5,155
Operating leases	84	84	0	0	0

Total	$27,979	$12,824	$10,000	$0	$5,155

Deposits

Deposits traditionally are the primary source of funds for the Bank’s use in lending, making investments and meeting liquidity demands. The Bank has focused on raising time deposits primarily within its market area, which is the tri-county area of Broward, Miami-Dade and Palm Beach counties. However, the Bank offers a variety of deposit products, which are promoted within its market area. Net deposits decreased $2.9 million in 2013 and decreased $6.4 million in 2012.

The Bank has used brokered deposits to facilitate mortgage loan fundings in circumstances when larger than anticipated loan volumes occur and there is limited time to fund the additional loan demand through traditional deposit solicitation. In general, brokered deposits can be obtained in one to three days. The rates paid on these deposits are typically equal to or slightly less than the high end of the interest rates in its market area. Brokered deposits amounted to $0 and $0.3 million as of December 31, 2013 and December 31, 2012, respectively. The Bank has reduced its reliance on brokered deposits which are considered a more volatile source of funding by no longer accepting or rolling over existing brokered deposits.

The following table displays the distribution of the Bank’s deposits at December 31, 2013, 2012 and 2011 (dollars in thousands):

	At December 31,
	2013		2012		2011
		% of		% of		% of
	Amount	Deposits	Amount	Deposits	Amount	Deposits

Noninterest-bearing demand deposits	$3,775	3.82%	$4,626	4.45%	$515	.48%
Interest-bearing demand deposits	1,074	1.09	1,714	1.69	1,213	1.12
Money-market deposits	29,077	29.46	31,738	31.27	33,265	30.83
Savings	650	.66	701	.69	1,060	.98

Subtotal	34,576	35.03	38,779	38.10	36,053	33.41

Time deposits:
0.00% – 0.99%	$41,162	41.71%	$32,686	32.20%	$22,567	20.92%
1.00% – 1.99%	20,012	20.28	23,398	23.05	38,290	35.49
2.00% – 2.99%	2,827	2.86	5,102	5.03	9,052	8.39
3.00% – 3.99%	115	.12	454	.45	592	.55
4.00% – 4.99%	0	0	1,192	1.17	1,341	1.24
5.00% – 5.99%	0	0	0	0	0	0
6.00% – 6.99%	0	0	0	0	0	0

Total time deposits (1)	64,116	64.97	62,832	61.90	71,842	66.6

Total deposits	$98,692	100.00%	$101,611	100.00%	$107,895	100.00%

(1) Included are Individual Retirement Accounts (IRA’s) totaling $5,565,000 and $6,451,000 at December 31, 2013 and 2012, respectively, all of which are in the form of time deposits.

Deposits of $100,000 or more, or Jumbo Time Deposits, are generally considered a more unpredictable source of funds. The following table sets forth the Bank’s maturity distribution of deposits of $100,000 or more at December 31, 2013 and 2012 (in thousands):

	At December 31,
	2013	2012

Due three months or less	$5,159	$4,819
Due more than three months to six months	5,382	4,816
More than six months to one year	6,198	6,104
One to five years	5,000	11,717

Total	$21,739	$27,456

Analysis of Results of Operations

The Bank’s profitability depends to a large extent on net interest income, which is the difference between the interest received on earning assets, such as loans and securities, and the interest paid on interest-bearing liabilities, principally deposits and borrowings. Net interest income is determined by the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities (“interest-rate spread”) and the relative amounts of interest-earning assets and interest-bearing liabilities. The Bank’s interest-rate spread is affected by regulatory, economic, and competitive factors that influence interest rates, loan demand, and deposit flows. The Bank’ results of operations are also affected by the provision for loan losses, operating expenses such as salaries and employee benefits, occupancy and other operating expenses including income taxes, and noninterest income such as loan prepayment fees.

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

	Years Ended December 31,
	2013			2012			2011
		Interest	Average		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans	$85,145	4,433	5.21%	$88,968	4,040	4.54%	$104,227	4,625	4.44%
Securities	20,951	783	3.74	25,247	1,038	4.11	43,575	1,729	3.97
Other interest-earning assets (1)	11,482	64	0.55	24,751	84	0.34	21,266	68	0.32

Total interest-earning assets/interest income	117,578	5,280	4.49	138,966	5,162	3.71	169,068	6,422	3.80

Cash and due from banks	4,831			1,945			290
Premises and equipment	2,922			2,766			2,744
Other assets	8,465			7,630			5,291

Total assets	$133,796			$151,307		$177,393

Interest-bearing liabilities:
Savings, NOW and money- market deposits	32,706	188	0.59	35,164	220	0.63	35,261	271	0.77
Time deposits	61,855	654	1.06	69,340	883	1.27	100,583	1,611	1.60
Borrowings (4)	29,727	1,077	3.62	35,170	1,478	4.20	36,855	1,545	4.19

Total interest-bearing liabilities/interest expense	124,288	1,919	1.54	139,674	2,581	1.85	172,699	3,427	1.98

Noninterest-bearing demand deposits	3,387			1,194			527
Other liabilities	2,857			2,647			2,331
Stockholders' equity	3,264			7,792			1,836

Total liabilities and stockholders' equity	$133,796			$151,307		$177,393

Net interest income		$3,361			$2,581			$2,995

Interest rate spread (2)			2.95%			1.86%			1.82%

Net interest margin (3)			2.86%			1.86%			1.77%

Ratio of average interest-earning assets to average interest- bearing liabilities			0.95			0.99		0.98

(1)	Includes interest-earning deposits with banks, Federal funds sold and Federal Home Loan Bank stock dividends.
(2)	Interest rate spread represents the difference between average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.
(4)	Includes Federal Home Loan Bank advances, junior subordinated debenture and securities sold under an agreement to repurchase.

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

	Year Ended December 31, 2013 versus 2012 Increases (Decreases) Due to Change In:
			Rate/
	Rate	Volume	Volume	Total
Interest-earning assets:
Loans	$596	$(174)	$(29)	$393
Securities	(93)	(177)	15	(255)
Other interest-earning assets	52	(44)	(28)	(20)

Total interest-earning assets	555	(395)	(42)	118

Interest-bearing liabilities:
Savings, NOW and money-market	(14)	15	(33)	(32)
Time deposits	(146)	(95)	12	(229)
Other	(204)	(248)	51	(401)

Total interest-bearing liabilities	(364)	(328)	30	(662)

Net interest income	$919	$(67)	$(72)	$780

	Year Ended December 31, 2012 versus 2011 Increases (Decreases) Due to Change In:
			Rate/
	Rate	Volume	Volume	Total
Interest-earning assets:
Loans	$108	$(677)	$(16)	$(585)
Securities	63	(727)	(27)	(691)
Other interest-earning assets	3	12	1	16

Total interest-earning assets	174	(1,392)	(42)	(1,260)

Interest-bearing liabilities:
Savings, NOW and money-market	(50)	(1)	0	(51)
Time deposits	(331)	(501)	103	(729)
Other	(4)	(71)	9	(66)

Total interest-bearing liabilities	(385)	(573)	112	(846)

Net interest income	$559	$(819)	$154	$(414)

Financial Condition as of December 31, 2013 Compared to December 31, 2012

The Company’s total assets decreased by $14.9 million, to $128.8 million at December 31, 2013, from $143.7 million at December 31, 2012, due to the Company’s strategy of downsizing in order to preserve its capital ratios. The Company reduced its loans and securities as well as its interest bearing time deposits.

The Company currently needs to increase its capital in order for the Company and the Bank to comply with their capital requirements under the Consent Order and the Written Agreement.

At December 31, 2013, the Bank had a Tier 1 leverage ratio of 4.21%, and a total risk-based capital ratio of 6.55%, both of which were below the 8% and 12%, respectfully requirements of the Consent Order. At December 31, 2013, the Bank would have needed approximately $5.5 million in additional capital in order to comply with the total risk-based capital ratio requirement of the Consent Order.

The Company will still need to sell additional shares of common stock to comply with the capital requirements through the end of 2014 and in subsequent years. At the present time, the Company has not received any commitments from any third parties to purchase any additional shares. Accordingly, it is uncertain whether the Company will be able to obtain the capital that is required or the price and terms of any capital that is obtained.

Results of Operations for Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

General. Net loss for the year ended December 31, 2013, was $7.1 million or $(.89) per basic and diluted share compared to a loss of $4.7 million or $(.69) per basic and diluted share for the year ended December 31, 2012. This $2.4 million increase in the Company’s net loss was primarily due to a $1.5 million loss on early extinguishment of FHLB debt, as well as increases in foreclosed real estate expenses and provision for loan losses.

Interest Income. Interest income increased to $5.3 million for the year ended December 31, 2013 compared to $5.2 million for the year ended December 31, 2012. Interest income on loans increased by $0.4 million. Interest on securities decreased by $0.2 million.

Interest Expense. Interest expense on deposit accounts decreased to $0.8 million for the year ended December 31, 2013, from $1.1 million for the year ended December 31, 2012. Interest expense on deposits decreased primarily because of a decrease in the average yield paid in 2013 and a decrease in the average balance of deposits. Interest expense on borrowings decreased by $.4 million for the year ended December 31, 2013 from $1.5 million for the year ended December 31, 2012.

Provision for Loan Losses. The provision for loan losses for the year ended December 31, 2013, was $2.2 million compared to $1.7 million for the same period in 2012. The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the loan portfolio at December 31, 2013. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by it, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to its market areas, and other qualitative factors related to the estimated collectability of its loan portfolio. The allowance for loan losses totaled $2.2 million or 2.73% of loans outstanding at December 31, 2013, compared to $2.5 million or 2.81% of loans outstanding at December 31, 2012. The decrease in the allowance was due to the use of specific reserves for charge-offs of loans deemed uncollectible. Management believes the balance in the allowance for loan losses at December 31, 2013 is adequate.

Noninterest Income. Total noninterest income decreased to $0.1 million for the year ended December 31, 2013, from $0.3 million for the year ended December 31, 2012.

Noninterest Expenses. Total noninterest expenses increased by $2.2 million, to $7.7 million for the year ended December 31, 2013 from $5.5 million for the year ended December 31, 2012, primarily due to loss on early extinguishment of Federal Home Loan Bank advances in order to replace longer term higher yielding advances with shorter term lower yielding advances as well as an increase in foreclosed real estate expenses.

Income Taxes. Income taxes for the years ended December 31, 2013 and 2012 were $320,000 and $0, respectively. The income tax expense for 2013 relates to an Internal Revenue Service audit regarding the Bank’s 2009 income tax return, which is being contested.

Results of Operations for Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

General. Net loss for the year ended December 31, 2012, was $4.7 million or $(.69) per basic and diluted share compared to a net loss of $3.7 million or $(3.28) per basic and diluted share for the year ended December 31, 2011. This $1.0 million increase in the Company’s net loss was primarily due to a $1.8 million increase in the provision for loan losses.

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

Provision (Credit) for Loan Losses. The provision (credit) for loan losses for the year ended December 31, 2012, was $1.7 million compared to $(149,000) for the same period in 2011. The provision (credit) for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the loan portfolio at December 31, 2012. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to its market areas, and other qualitative factors related to the estimated collectability of its loan portfolio. The allowance for loan losses totaled $2.5 million or 2.81% of loans outstanding at December 31, 2012, compared to $2.3 million or 2.57% of loans outstanding at December 31, 2011. The decrease in the allowance was due to the use of specific reserves for charge-offs of loans deemed uncollectible. Management believes the balance in the allowance for loan losses at December 31, 2012 is adequate.

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

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the Bank’s assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on its performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

Item 8.  Financial Statements

Audited Consolidated Financial Statements

December 31, 2013 and 2012 and for the Years Then Ended

(Together with Report of Independent Registered Public Accounting Firm)

Report of Independent Registered Public Accounting Firm

OptimumBank Holdings, Inc.

Fort Lauderdale, Florida:

We have audited the accompanying consolidated balance sheets of OptimumBank Holdings, Inc. and Subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ (deficit) equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

HACKER, JOHNSON & SMITH PA

Fort Lauderdale, Florida

March 27, 2014

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	December 31,
	2013	2012
Assets

Cash and due from banks	$5,451	$4,541
Interest-bearing deposits with banks	8,430	19,070

Total cash and cash equivalents	13,881	23,611

Securities available for sale	22,990	18,648
Loans, net of allowance for loan losses of $2,211 and $2,459	79,249	85,209
Federal Home Loan Bank stock	1,196	1,478
Premises and equipment, net	2,879	2,906
Foreclosed real estate, net	7,553	10,938
Accrued interest receivable	496	499
Other assets	539	454

Total assets	$128,783	$143,743

Liabilities and Stockholders’ (Deficit) Equity

Liabilities:
Noninterest-bearing demand deposits	3,775	4,626
Savings, NOW and money-market deposits	30,801	34,153
Time deposits	64,116	62,832

Total deposits	98,692	101,611

Federal Home Loan Bank advances	22,740	27,700
Junior subordinated debenture	5,155	5,155
Advanced payment by borrowers for taxes and insurance	315	461
Official checks	344	581
Other liabilities	1,753	1,325

Total liabilities	128,999	136,833

Commitments and contingencies (Notes 4, 8, 13 and 15)

Stockholders’ (deficit) equity:
Preferred stock, no par value; 6,000,000 shares authorized, no shares issued or outstanding	0	0
Common stock, $.01 par value; 50,000,000 shares authorized in 2013 and 2012, 8,011,077 and 31,511,201 shares issued and outstanding in 2013 and 2012	80	315
Additional paid-in capital	31,463	31,057
Accumulated deficit	(31,763)	(24,688)
Accumulated other comprehensive income	4	226

Total stockholders’ (deficit) equity	(216)	6,910

Total liabilities and stockholders’ (deficit) equity	$128,783	$143,743

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(In thousands, except share amounts)

	Year Ended December 31,
	2013	2012
Interest income:
Loans	$4,433	$4,040
Securities	783	1,038
Other	64	84

Total interest income	5,280	5,162

Interest expense:
Deposits	842	1,103
Borrowings	1,077	1,478

Total interest expense	1,919	2,581

Net interest income	3,361	2,581

Provision for loan losses	2,194	1,653

Net interest income after provision for loan losses	1,167	928

Noninterest income:
Service charges and fees	122	72
Other	42	186
Loss on sale of securities available for sale	(20)	—

Total noninterest income	144	258

Noninterest expenses:
Salaries and employee benefits	2,081	1,746
Occupancy and equipment	536	512
Data processing	310	229
Professional fees	1,082	1,114
Insurance	270	285
Foreclosed real estate expenses	1,262	550
Regulatory assessments	334	305
Loss of early extinguishment of debt	1,548	0
Other	281	733

Total noninterest expenses	7,704	5,474

Other-than-temporary impairment on securities:
Total other-than-temporary impairment losses	362	409
Portion of losses recognized in other comprehensive income	0	0

Net impairment loss	362	409

Loss before income taxes	(6,755)	(4,697)

Income taxes	320	0

Net loss	$(7,075)	$(4,697)

Net loss per share:
Basic	$(.89)	$(.69)

Diluted	$(.89)	$(.69)

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2013	2012

Net loss	$(7,075)	$(4,697)

Other comprehensive income (loss)
Unrealized gains (loss) on securities available for sale:
Unrealized holding gains arising during the year	160	1,573
Reclassification adjustment for other-than-temporary impairment losses recognized	362	409
Loss on sale of securities available for sale	20	—

Net change in unrealized gain	(222)	1,164

Comprehensive loss	$(7,297)	$(3,533)

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ (Deficit) Equity

Years Ended December 31, 2013 and 2012

(Dollars in thousands)

					Accumulated
					Other
					Compre-	Total
			Additional		hensive	Stockholders’
	Common Stock		Paid-In	Accumulated	Income	(Deficit)
	Shares	Amount	Capital	Deficit	(Loss)	Equity

Balance at December 31, 2011	22,411,108	$224	$27,491	$(19,991)	$(938)	$6,786

Proceeds from sale of common stock	9,047,500	90	3,539	0	0	3,629

Stock compensation	52,593	1	27	0	0	28

Net change in unrealized loss on securities available for sale	0	0	0	0	1,164	1,164

Net loss	0	0	0	(4,697)	0	(4,697)

Balance at December 31, 2012	31,511,201	$315	$31,057	$(24,688)	$226	$6,910

Reverse stock split 1-for-4	(23,633,164)	(236)	236	0	0	0

Proceeds from sale of common stock	104,166	1	123	0	0	124

Stock compensation	28,874	0	47	0	0	47

Net change in unrealized loss on securities available for sale	0	0	0	0	(222)	(222)

Net loss	0	0	0	(7,075)	0	(7,075)

Balance at December 31, 2013	8,011,077	$80	$31,463	$(31,763)	$4	$(216)

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(7,075)	$(4,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	198	128
Provision for loan losses	2,194	1,653
Stock compensation	47	28
Net amortization of fees, premiums and discounts	40	22
Loss from sale of securities available for sale	20	0
Decrease in accrued interest receivable	3	0
(Increase) decrease in other assets	(85)	123
Loss on sale of foreclosed real estate	135	32
Provision for losses on foreclosed real estate	1,004	102
Increase (decrease) in official checks and other liabilities	191	(463)
Other-than-temporary impairment of securities available for sale	362	409

Net cash used in operating activities	(2,966)	(2,663)

Cash flows from investing activities:
Purchases of securities	(15,673)	0
Principal repayments and calls of securities	8,718	11,007
Proceeds from sale of securities	1,969	0
Net decrease (increase) in loans	3,069	(2,320)
Purchase of premises and equipment, net	(171)	(343)
Proceeds from sale of foreclosed real estate, net	2,943	1,291
Capital improvements on foreclosed real estate	0	(57)
Redemption of Federal Home Loan Bank stock	282	681

Net cash provided by investing activities	1,137	10,259

Cash flows from financing activities:
Net decrease in deposits	(2,919)	(6,284)
Proceeds from sale of common stock	124	3,629
Proceeds from Federal Home Loan Bank advances	22,740	0
Repayments of Federal Home Loan Bank advances	(27,700)	(4,000)
Net decrease in advanced payment by borrowers for taxes and insurance	(146)	(106)

Net cash used in financing activities	(7,901)	(6,761)

Net (decrease) increase in cash and cash equivalents	(9,730)	835

Cash and cash equivalents at beginning of the year	23,611	22,776

Cash and cash equivalents at end of the year	$13,881	$23,611

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows, Continued

(In thousands)

	Year Ended December 31,
	2013	2012
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,926	$2,458

Income taxes	$0	$0

Noncash transactions:
Change in accumulated other comprehensive income, net change in unrealized gain on securities available for sale	$(222)	$1,164

Loans transferred to foreclosed real estate	$697	$4,660

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2013 and 2012 and the Years Then Ended

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

Going Concern Status. The Company has suffered losses from operations, continuing high levels of noninterest expenses and has a stockholders’ deficit at December 31, 2013. As discussed in Note 13, the Bank is subject to a Consent Order which requires the maintenance at a 12% total risk-based capital ratio. At December 31, 2013, the Bank’s recurring total risk-based capital ratio of 6.55% is significantly below the 12% level required to be a well-capitalized bank. As of December 31, 2013, the Bank would have needed approximately $5.5 million in additional capital to comply with the 12% total risk-based capital requirement. In the opinion of management the Company has taken certain actions which are expected to substantially reduce operating losses as follows:

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1) Summary of Significant Accounting Policies, Continued

Going Concern Status, Continued. The Company has identified certain structural or contract related expenses that adversely impacted the Company’s ability to achieve core operational profitability. Specifically, there were $20 million in long term Federal Home Loan Bank Advances with above market interest rates that were extinguished in December 2013 and replaced with lower interest rate advances. The Company recognized a $1,548,000 loss on early extinguishment of debt in connection with this transaction. As a result of this restructuring, borrowings interest expense will be reduced annually by approximately $1.1 million through the maturity of the new advances. In addition the Company’s Directors and Officers insurance was replaced with a policy from another insurance carrier. Annual savings totaling approximately $130,000 are expected with no change in deductible or areas covered. The contract for core system processing is also being reviewed with additional savings anticipated. Going further, as part of the Company’s strategic planning process, other initiatives are being developed to achieve branch and operational efficiencies.

The Company is in the process of raising additional capital. It is anticipated that the first effort will raise between $3 million and $4 million in a combination of common and preferred shares to both existing and new investors. A subsequent capital raise along with organic capital generation will be required to meet the target of 8% tier 1 and 12% total risk based capital. A formal Plan, including necessary shareholder approval, to achieve the 8% and 12% targets will be completed in the second quarter of 2014. However, there can be no assurance that the Company will be successful in its efforts to raise capital.

Management forecasts the Company to be profitable for 2014 unless it incurs unforeseen loan loss provisions. Management has considered these factors in evaluating the Company’s ability to continue as a going concern and believes the Company will be able to meet all of its financial obligations and continue to operate as a going concern at least through December 31, 2014.

Use of Estimates. In preparing consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, and the deferred tax asset.

Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks and interest-bearing deposits, all of which have original maturities of ninety days or less.

The Company may be required by law or regulation to maintain cash reserves in the form of vault cash or in accounts with other banks. There were no reserve balances required at December 31, 2013 and 2012.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1) Summary of Significant Accounting Policies, Continued

Securities. Securities may be classified as either trading, held to maturity or available for sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in operations. Held to maturity securities are those which management has the positive intent and ability to hold to maturity and are reported at amortized cost. Available for sale securities consist of securities not classified as trading securities nor as held to maturity securities. Unrealized holding gains and losses on available for sale securities are reported as a net amount in accumulated other comprehensive income in stockholders’ (deficit) equity until realized. Gains and losses on the sale of available for sale securities are determined using the specific-identification method. Premiums and discounts on securities are recognized in interest income using the interest method over the period to maturity.

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

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. There were no changes in the Company’s accounting policies or methodology during the years ended December 31, 2013 and 2012.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1) Summary of Significant Accounting Policies, Continued

Allowance for Loan Losses, Continued. The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired. For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loans are lower than the carrying value of those loans. The general component covers all other loans and is based on historical loss experience adjusted for qualitative factors.

The historical loss component of the allowance is determined by losses recognized by portfolio segment over the preceding three years. The historical loss experience is adjusted for the risks by each portfolio segment. Risk factors impacting loans in each of the portfolio segments include: economic trends and conditions; experience, ability and depth of lending management; national and local political environment; industry conditions and trends in charge-offs; and other trends or uncertainties that could affect management’s estimate of probable losses.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1) Summary of Significant Accounting Policies, Continued

Preferred Securities of Unconsolidated Subsidiary Trust. The Company owns all of the common stock of OptimumBank Holdings Capital Trust I (“Issuer Trust”), an unconsolidated subsidiary trust. The Issuer Trust used the proceeds from the issuance of $5,000,000 of its preferred securities to third-party investors and common stock to acquire a $5,155,000 debenture issued by the Company. This debenture and certain capitalized costs associated with the issuance of the securities comprise the Issuer Trust’s only assets and the interest payments from the debentures finance the distributions paid on the preferred securities. The Company recorded the debenture in “Junior Subordinated Debenture” and its equity interest in the business trust in “Other Assets” on the consolidated balance sheets (See Note 7).

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1) Summary of Significant Accounting Policies, Continued

Income Taxes, Continued. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Company provides reserves for potential payments of tax related to uncertain tax positions. These reserves are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. Potential interest and penalties associated with such uncertain tax positions is recorded as a component of income tax expense. See Note 10, below, for additional details.

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

The Holding Company and the Bank file a consolidated income tax return. Income taxes are allocated proportionately to the Holding Company and the Bank as though separate income tax returns were filed.

Advertising. The Company expenses all media advertising as incurred. Media advertising expense included in other noninterest expenses in the accompanying consolidated statements of operations was approximately $54,000 and $42,000 during the years ended December 31, 2013 and 2012, respectively.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1) Summary of Significant Accounting Policies, Continued

Loss Per Share. Basic loss per share is computed on the basis of the weighted-average number of common shares outstanding. In 2013 and 2012, basic and diluted loss per share is the same due to the net loss incurred by the Company. Loss per share has been restated for all periods presented to reflect the one-for-four reverse common share split effective May 31, 2013. Loss per common share has been computed based on the following:

	Year Ended December 31,
	2013	2012
Weighted-average number of common shares outstanding used to calculate basic and diluted loss per common share	7,913,585	6,840,668

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

Impaired Loans. The Company’s impaired loans are normally collateral dependent and, as such, are carried at the lower of the Company’s net recorded investment in the loan or fair market value of the collateral less estimated selling costs. Estimates of fair value are determined based on a variety of information, including the use of available appraisals, estimates of market value by licensed appraisers or local real estate brokers and the knowledge and experience of the Company’s management related to values of properties in the Company’s market areas. Management takes into consideration the type, location and occupancy of the property as well as current economic conditions in the area the property is located in assessing estimates of fair value. Accordingly, fair value estimates for impaired loans are classified as Level 3.

Foreclosed Real Estate. Estimates of fair values are determined based on a variety of information, including the use of available appraisals, estimates of market value by licensed appraisers or local real estate brokers and the knowledge and experience of the Company’s management related to values of properties in the Company’s market areas. Management takes into consideration the type, location and occupancy of the property as well as current economic conditions in the area the property is located in assessing estimates of fair value. Accordingly, the fair values estimates for foreclosed real estate are classified as Level 3.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1) Summary of Significant Accounting Policies, Continued

Fair Values of Financial Instruments, Continued.

Federal Home Loan Bank Stock. Fair value of the Company’s investment in Federal Home Loan Bank stock is based on its redemption value, which is its cost of $100 per share.

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

Federal Home Loan Bank Advances and Junior Subordinated Debenture. Fair values of Federal Home Loan Bank advances and junior subordinated debenture are estimated using discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowings.

Off-Balance-Sheet Financial Instruments. Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

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

Recent Pronouncements. In January 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which limits the scope of the new balance sheet offsetting disclosures in ASU 2011-11 to derivatives, repurchase agreements, and securities lending transactions to the extent that they are (1) offset in the financial statements or (2) subject to an enforceable master netting arrangement or similar agreement. The adoption of this guidance had no effect on the Company’s consolidated financial statements.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1) Summary of Significant Accounting Policies, Continued

Recent Pronouncements, Continued. In February 2013, the FASB Issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires entities to present information about reclassification adjustments from accumulated other comprehensive (loss) income in their annual financial statements in a single note or on the face of the financial statements. This guidance is effective prospectively January 1, 2014. Upon adoption, this guidance is not expected to impact the Company’s consolidated financial statements.

In February 2013, the FASB Issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for obligations within the scope of this ASU, which is effective January 1, 2014. Upon adoption, this guidance is not expected to impact the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. ASU No. 2013-10 permits the use of the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge account purposes. The amendment is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this guidance had no effect on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which among other things, requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as denoted within the ASU. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Upon adoption, this guidance is not expected to impact the Company’s consolidated financial statements.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1) Summary of Significant Accounting Policies, Continued

Recent Regulatory Developments

Basel III Rules. On July 2, 2013, the Federal Reserve Board (“FRB”) approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. The FDIC’s rule is identical in substance to the final rules issued by the FRB.

The phase-in period for the final rules will begin for the Bank on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule. The Company is currently evaluating the provisions of the final rules and their expected impact on the Bank and potential impact on the Holding Company.

(2) Securities

Securities have been classified according to management’s intent. The carrying amount of securities and approximate fair values are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At December 31, 2013:
Securities Available for Sale
Mortgage-backed securities	$10,425	$269	$(69)	$10,625
U.S. Government and agency securities	12,561	37	(233)	12,365

Total	$22,986	$306	$(302)	$22,990

At December 31, 2012:
Securities Available for Sale-
Mortgage-backed securities	$15,425	$283	$(79)	$15,629
U.S. Government and agency securities	2,997	22	0	3,019

Total	$18,422	$305	$(79)	$18,648

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(2) Securities, Continued

The amortized cost and carrying value of securities at December 31, 2013 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without cost of prepayment penalties. Securities not due at a single maturity date are shown separately (in thousands):

	Securities Available for Sale
	Amortized	Fair
	Cost	Value

Due five through ten years	$695	$694
Due in ten years or more	11,866	11,671
Mortgage-backed securities	10,425	10,625

	$22,986	$22,990

The following summarizes sales of securities (in thousands):

	Year Ended December 31,
	2013	2012

Proceeds from sales of securities	$1,969	$0

Gross gains from sale of securities	8	0
Gross losses from sale of securities	(28)	0

Net losses from sale of securities	$(20)	$0

Securities with gross unrealized losses at December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less Than Twelve Months
	Gross
	Unrealized	Fair
	Losses	Value

Mortgage-backed securities	$(69)	$2,256
U.S. Government and agency securities	(233)	8,896

	$(302)	$11,152

The unrealized losses on fifteen investment securities were caused by market conditions. It is expected that the securities would not be settled at a price less than the book value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(2) Securities, Continued

The key base assumptions for mortgage-backed securities used are in the table below:

At December 31,
	2013	2012

Prepayment rate	8-21%	0.5-74.4%
Loss severity	32-60%	26.2-75.6%
Cumulative default rate	0.75-14.2%	0-35.1%
Principal write-down	0-34.06%	0-2.7%

Loss severity rates are estimated based on collateral characteristics for single family first mortgages.

The Company recorded OTTI of $362,000 during the year ended December 31, 2013 which resulted in cumulative OTTI of $866,000 as of December 31, 2013.

Available-for-sale securities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements Using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
At December 31, 2013:
Mortgage-backed securities	$10,625	$0	$10,625	$0
U.S. Government and agency securities	12,365	0	12,365	0

	$22,990	$0	$22,990	$0

At December 31, 2012:
Mortgage-backed securities	$15,629	$0	$15,629	$0
U.S. Government and agency securities	3,019	0	3,019	0

	$18,648	$0	$18,648	$0

During the years ended December 31, 2013 and 2012, no securities were transferred in or out of Level 1, Level 2 or Level 3.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3) Loans

The components of loans are as follows (in thousands):

	At December 31,
	2013	2012

Residential real estate	$26,468	$30,064
Multi-family real estate	3,605	3,916
Commercial real estate	27,883	39,126
Land and construction	6,459	7,276
Commercial	16,584	7,158
Consumer	81	70

Total loans	81,080	87,610

Add (deduct):
Net deferred loan fees, costs and premiums	380	58
Allowance for loan losses	(2,211)	(2,459)

Loans, net	$79,249	$85,209

An analysis of the change in the allowance for loan losses for the years ended December 31, 2013 and 2012 follows (in thousands):

	Residential	Multi- Family	Commercial	Land
	Real	Real	Real	and
	Estate	Estate	Estate	Construction	Commercial	Consumer	Unallocated	Total
Year Ended December 31, 2013:
Beginning balance	$434	$267	$1,372	$166	$216	$4	$0	$2,459
(Credit) provision for loan losses	(288)	(263)	2,235	(23)	(155)	(17)	705	2,194
Charge-offs	(97)	0	(2,862)	0	0	0	0	(2,959)
Recoveries	0	0	189	315	0	13	0	517

Ending balance	$49	$4	$934	$458	$61	$0	$705	$2,211

Year Ended December 31, 2012:
Beginning balance	$566	$247	$1,334	$187	$0	$15	$0	$2,349
(Credit) provision for loan losses ..	(1)	19	912	531	216	(24)	0	1,653
Charge-offs	(147)	0	(903)	(798)	0	0	0	(1,848)
Recoveries	16	1	29	246	0	13	0	305

Ending balance	$434	$267	$1,372	$166	$216	$4	$0	$2,459

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3) Loans, Continued

The balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2013 and 2012 follows (in thousands):

	Residential	Multi- Family	Commercial	Land
	Real	Real	Real	and
	Estate	Estate	Estate	Construction	Commercial	Consumer	Unallocated	Total
At December 31, 2013:
Individually evaluated for impairment:
Recorded investment	$7,100	$0	$5,227	$0	$1,216	$0	$0	$13,543
Balance in allowance for loan losses	$0	$0	$192	$0	$0	$0	$0	$192

Collectively evaluated for impairment:
Recorded investment	$19,368	$3,605	$22,656	$6,459	$15,368	$81	$0	$67,537
Balance in allowance for loan losses	$49	$4	$742	$458	$61	$0	$705	$2,019

	Residential	Multi- Family	Commercial	Land
	Real	Real	Real	and
	Estate	Estate	Estate	Construction	Commercial	Consumer	Total
At December 31, 2012:
Individually evaluated for impairment:
Recorded investment	$7,573	$0	$11,535	$886	$0	$0	$19,994
Balance in allowance for loan losses	$0	$0	$366	$0	$0	$0	$366

Collectively evaluated for impairment:
Recorded investment	$22,491	$3,916	$27,591	$6,390	$7,158	$70	$67,616
Balance in allowance for loan losses	$434	$267	$1,006	$166	$216	$4	$2,093

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3) Loans, Continued

The Company has divided the loan portfolio into six portfolio segments, each with different risk characteristics and methodologies for assessing risk. The portfolio segments identified by the Company are as follows:

Residential Real Estate, Multi-Family Real Estate, Commercial Real Estate, Land and Construction. Real estate mortgage loans are typically segmented into four categories: residential real estate, multi-family real estate, commercial real estate, and land and construction. Residential real estate loans are underwritten in accordance with policies set forth and approved by the Board of Directors (the “Board”), including repayment capacity and source, value of the underlying property, credit history and stability. Multi-family and commercial real estate loans are secured by the subject property and are underwritten based upon standards set forth in the policies approved by the Company’s Board. Such standards include, among other factors, loan to value limits, cash flow coverage and general creditworthiness of the obligors. Construction loans to borrowers finance the construction of owner occupied and leased properties. These loans are categorized as construction loans during the construction period, later converting to commercial or residential real estate loans after the construction is complete and amortization of the loan begins. Real estate development and construction loans are approved based on an analysis of the borrower and guarantor, the viability of the project and on an acceptable percentage of the appraised value of the property securing the loan. Real estate development and construction loan funds are disbursed periodically based on the percentage of construction completed. The Company carefully monitors these loans with on-site inspections and requires the receipt of lien waivers on funds advanced. Development and construction loans are typically secured by the properties under development or construction, and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely on the value of the underlying property, the Company considers the market conditions and feasibility of proposed projects, the financial condition and reputation of the borrower and guarantors, the amount of the borrower’s equity in the project, independent appraisals, cost estimates and pre-construction sales information. The Company also makes loans on occasion for the purchase of land for future development by the borrower. Land loans are extended for future development for either commercial or residential use by the borrower. The Company carefully analyzes the intended use of the property and the viability thereof.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3) Loans, Continued

Commercial. Commercial business loans and lines of credit consist of loans to small- and medium-sized companies in the Company’s market area. Commercial loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture. Primarily all of the Company’s commercial loans are secured loans, along with a small amount of unsecured loans. The Company’s underwriting analysis consists of a review of the financial statements of the borrower, the lending history of the borrower, the debt service capabilities of the borrower, the projected cash flows of the business, the value of the collateral, if any, and whether the loan is guaranteed by the principals of the borrower. These loans are generally secured by accounts receivable, inventory and equipment. Commercial loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business, which makes them of higher risk than residential loans and the collateral securing loans may be difficult to appraise and may fluctuate in value based on the success of the business. The Company seeks to minimize these risks through its underwriting standards.

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

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3) Loans, Continued

The following summarizes the loan credit quality (in thousands):

		OLEM
		(Other Loans
		Especially
	Pass	Mentioned)	Substandard	Doubtful	Loss	Total
At December 31, 2013:
Residential real estate	$18,260	$1,290	$6,918	$0	$0	$26,468
Multi-family real estate	3,605	0	0	0	0	3,605
Commercial real estate	18,544	2,539	6,800	0	0	27,883
Land and construction	4,493	1,966	0	0	0	6,459
Commercial	13,056	546	2,982	0	0	16,584
Consumer	81	0	0	0	0	81

Total	$58,039	$6,341	$16,700	$0	$0	$81,080

At December 31, 2012:
Residential real estate	$22,491	$0	$7,573	$0	$0	$30,064
Multi-family real estate	3,916	0	0	0	0	3,916
Commercial real estate	24,967	2,624	11,535	0	0	39,126
Land and construction	4,402	1,987	887	0	0	7,276
Commercial	7,092	66	0	0	0	7,158
Consumer	70	0	0	0	0	70

Total	$62,938	$4,677	$19,995	$0	$0	$87,610

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

Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59	60-89	Greater Than 90
	Days	Days	Days	Total
	Past	Past	Past	Past		Nonaccrual	Total
	Due	Due	Due	Due	Current	Loans	Loans
At December 31, 2013:
Residential real estate	$1,290	$0	$0	$1,290	$20,895	$4,283	$26,468
Multi-family real estate	0	0	0	0	3,605	0	3,605
Commercial real estate	0	0	0	0	24,565	3,318	27,883
Land and construction	0	0	0	0	6,459	0	6,459
Commercial	281	0	0	281	15,087	1,216	16,584
Consumer	0	0	0	0	81	0	81

Total	$1,571	$0	$0	$1,571	$70,692	$8,817	$81,080

At December 31, 2012:
Residential real estate	$0	$2,915	$0	$2,915	$22,492	$4,657	$30,064
Multi-family real estate	0	0	0	0	3,916	0	3,916
Commercial real estate	0	0	0	0	27,591	11,535	39,126
Land and construction	0	0	0	0	6,389	887	7,276
Commercial	699	0	0	699	6,459	0	7,158
Consumer	0	0	0	0	70	0	70

Total	$699	$2,915	$0	$3,614	$66,917	$17,079	$87,610

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3) Loans, Continued

The following summarizes the amount of impaired loans (in thousands):

	At December 31, 2013			At December 31, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Residential real estate	$7,100	$7,607	$0	$7,573	$8,024	$0
Commercial real estate	4,128	4,534	0	8,661	11,412	0
Land and construction	0	0	0	886	2,410	0
Consumer	0	0	0	0	0	0
Commercial	1,216	1,458	0	0	0	0

With an allowance recorded:
Commercial real estate	$1,099	$2,913	$192	$2,874	$2,874	$366

Total:
Residential real estate	$7,100	$7,607	$0	$7,573	$8,024	$0
Commercial real estate	$5,227	$7,447	$192	$11,535	$14,286	$366
Land and construction	$0	$0	$0	$886	$2,410	$0
Consumer	$0	$0	$0	$0	$0	$0
Commercial	$1,216	$1,458	$0	$0	$0	$0

Total	$13,543	$16,512	$192	$19,994	$24,720	$366

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	For the Year Ended December 31,
	2013			2012
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received

Residential real estate	$7,255	$264	$594	$7,795	$175	$307
Multi-family real estate	$0	$0	$0	$0	$0	$0
Commercial real estate	$8,807	$277	$448	$14,219	$0	$222
Land and construction	$408	$55	$81	$3,729	$0	$87
Consumer	$0	$0	$0	$0	$0	$0
Commercial	$1,389	$0	$60	$0	$0	$0

Total	$17,859	$596	$1,183	$25,743	$175	$616

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3) Loans, Continued

There were no loans determined to be troubled debt restructurings (“TDR’s”) during the year ended December 31, 2013. The following is a summary of loans determined to be TDR’s during the year ended December 31, 2012 (dollars in thousands):

		Pre-	Post-
		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
Troubled Debt Restructurings:
Residential real estate
Modified interest rate and amortization	1	$941	$941

The allowance for loan losses on residential real estate, commercial real estate, and land and construction loans that have been restructured and are considered TDR’s is included in the Company’s specific reserve. The specific reserve is determined on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral-dependent. TDR’s that have subsequently defaulted are considered collateral-dependent. There were no TDR’s that subsequently defaulted which restructured during 2012.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(4) Premises and Equipment

A summary of premises and equipment follows (in thousands):

	At December 31,
	2013	2012

Land	$1,171	$1,171
Buildings and improvements	2,053	2,046
Furniture, fixtures and equipment	1,271	1,170
Leasehold improvements	119	119

Total, at cost	4,614	4,506

Less accumulated depreciation and amortization	(1,735)	(1,600)

Premises and equipment, net	$2,879	$2,906

The Company currently leases one branch facility under operating lease. The lease contains renewal options and requires the Company to pay an allowable share of common area maintenance and real estate taxes. Rent expense under the operating lease during the years ended December 31, 2013 and 2012 was $80,000 and $84,000, respectively. At December 31, 2013, the future minimum lease payments are approximately as follows (in thousands):

Year Ending December 31,	Amount

2014	$84

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(5) Foreclosed Real Estate

Expenses applicable to foreclosed real estate are as follows (in thousands):

	Year Ended December 31,
	2013	2012

Provision for losses on foreclosed real estate	$1,004	$102
Loss on sale of foreclosed real estate	135	32
Operating expenses	123	416

	$1,262	$550

(6) Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000, was approximately $21.7 million and $27.5 million at December 31, 2013 and 2012, respectively.

A schedule of maturities of time deposits at December 31, 2013 follows (in thousands):

Year Ending December 31,	Amount

2014	$48,855
2015	13,124
2016	699
2017	994
2018	444

$64,116

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(7) Federal Home Loan Bank Advances and Junior Subordinated Debenture

The maturities and interest rates on the Federal Home Loan Bank (“FHLB”) advances were as follows (dollars in thousands):

Maturity	Interest	At December 31,
Year Ending December 31,	Rate	2013	2012

2013	3.64%	$0	$7,500
2014	0.36	12,740	0
2015	0.47	10,000	0
2016	4.51	0	5,000
2016	4.65	0	8,000
2016	4.44	0	5,600
2017	4.38	0	1,600

		$22,740	$27,700

At December 31, 2013 and 2012, the FHLB advances were collateralized by $7.1 million and $6.5 million, respectively, of securities and by a lien on qualifying residential one-to-four family mortgage loans, commercial and multi-family real estate loans and second mortgage loans.

In December 2013 the Company incurred a loss on early extinguishment of debt of approximately $1,548,000 in connection with the extinguishment of higher cost FHLB advances.

On September 30, 2004, the Company issued a $5,155,000 junior subordinated debenture to an unconsolidated subsidiary. The debenture has a term of thirty years. The interest rate was fixed at 6.4% for the first five years, and thereafter, the coupon rate floats quarterly at the three-month LIBOR rate plus 2.45% (2.69% at December 31, 2013). The junior subordinated debenture, due in 2034, is redeemable in certain circumstances after October 2009. The terms of the debenture agreement allow the Company to defer payments of interest on the debenture by extending the interest payment period at any time during the term of the debenture for up to twenty consecutive quarterly periods. During 2013 and 2012, the Company exercised its right to defer payment of interest on the debenture. Interest payments deferred as of December 31, 2013 and 2012 totaled $638,000 and $485,000, respectively. The Company will have completed twenty consecutive quarterly interest deferrals as of October 2014 and all accrued and unpaid interest will be due at that time. In the opinion of management, the Company will have sufficient resources to pay the accrued and unpaid interest at that time.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(8) Financial Instruments

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	At December 31, 2013		At December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$13,881	$13,881	$23,611	$23,611
Securities available for sale	22,990	22,990	18,648	18,648
Loans	79,249	79,043	85,209	85,046
Federal Home Loan Bank stock	1,196	1,196	1,478	1,478
Accrued interest receivable	496	496	499	499

Financial liabilities:
Deposit liabilities	98,692	99,003	101,611	101,985
Federal Home Loan Bank advances	22,740	22,734	27,700	29,633
Junior subordinated debenture	5,155	4,828	5,155	4,836
Off-balance sheet financial instruments	0	0	0	0

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit, is based on management’s credit evaluation of the counterparty.

As of December 31, 2013, commitments to extend credit totaled $3,748,000.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(9) Credit Risk

The Company grants the majority of its loans to borrowers throughout Broward County, Florida and portions of Palm Beach and Miami-Dade Counties, Florida. Although the Company has a diversified loan portfolio, a significant portion of its borrowers’ ability to repay their loans and meet their contractual obligations to the Company is dependent upon the economy in Broward, Palm Beach and Miami-Dade Counties, Florida.

(10) Income Taxes

Income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2013	2012
Current:
Federal	$320	$0
State	0	0

Total current	320	0

Deferred:
Federal	(2,169)	(1,508)
State	(371)	(259)
Change in valuation allowance	2,540	1,767

Total deferred	0	0

Total	$320	$0

The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows (dollars in thousands):

	Year Ended December 31,
	2013		2012
		% of		% of
		Pretax		Pretax
	Amount	Loss	Amount	Loss

Income tax benefit at statutory rate	$(2,297)	(34.0)%	$(1,597)	(34.0)%
Increase (decrease) resulting from:
State taxes, net of Federal tax benefit	(243)	(3.6)	(170)	(3.6)
Change in valuation allowance	2,540	37.6	1,767	37.6
Internal Revenue Service examination	320	4.7	0	0

	$320	4.7%	$0	0.0%

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(10) Income Taxes, Continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands).

	At December 31,
	2013	2012
Deferred tax assets:
Allowance for loan losses	$67	$421
Net operating loss carryforwards	9,518	6,887
Premises and equipment	100	132
Impaired securities	216	190
Foreclosed property expenses	907	650
Nonaccrual loan interest	406	399
Other	75	72

Gross deferred tax assets	11,289	8,751
Less: Valuation allowance	11,277	8,737

Net deferred tax assets	12	14

Deferred tax liability-
Loan costs	12	14

Net deferred tax asset (liability)	$0	$0

During the years ended December 31, 2013 and 2012, the Company assessed its earnings history and trend over the past year and its estimate of future earnings, and determined that it was more likely than not that the deferred tax assets would not be realized in the near term. Accordingly, a valuation allowance was recorded and maintained against the net deferred tax asset for the amount not expected to be realized in the future.

At December 31, 2013, the Company had net operating loss carryforwards of approximately $24.2 million for Federal tax purposes and $35.1 million for Florida tax purposes available to offset future taxable income. These carryforwards will begin to expire in 2029. These carryforwards are subject to an annual limitation going forward under Internal Revenue Code Section 382 which became applicable with the sale of common stock that occurred during 2011.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(10) Income Taxes, Continued

The Company files U.S. and Florida income tax returns. With few exceptions, the Company is no longer subject to U.S. Federal or state and local income tax examinations by taxing authorities for years before 2007. The Company’s 2010 and 2009 Federal income tax returns are currently under examination by the Internal Revenue Service (“IRS”). No other income tax filings are under examination by any other taxing authority. The IRS examination disallowed certain deductions and identified additional elements of taxable income that would result in additional income tax liability of approximately $869,000. The Company has appealed the IRS examination results and has accrued $320,000 in other liabilities in the accompanying consolidated balance sheets as of December 31, 2013. This amount represents management’s estimate of ultimate settlement. However, there can be no assurances that the ultimate settlement may be in excess of this amount.

The Company regularly reviews its tax positions in each significant taxing jurisdiction in the process of evaluating its unrecognized tax benefits. The Company makes adjustments to its unrecognized tax benefits when: (i) facts and circumstances regarding a tax position change, causing a change in management’s judgment regarding that tax position; (ii) a tax position is effectively settled with a tax authority at a differing amount; and/or (iii) the statute of limitations expires regarding a tax position.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

2013

Balance, beginning of year	$—
Additions for tax positions related to current year	—
Additions for tax positions of prior years	320

Balance, end of year	$320

(11) Related Party Transactions

The Company has entered into transactions with its executive officers, directors and their affiliates in the ordinary course of business. There were loans to related parties at December 31, 2013 and 2012 of approximately $546,000 and $2,243,000, respectively. At December 31, 2013 and 2012, related parties had approximately $2,677,000 and $2,867,000, respectively, on deposit with the Company.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(12) Stock-Based Compensation

On December 27, 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan (“2011 Plan”). A total of 507,979 (adjusted for one-for-four reverse common stock split) shares of common stock are available to be issued under the 2011 Plan. Options, restricted stock, performance share awards and bonus share awards in lieu of obligations may be issued under the 2011 Plan. Both incentive stock options and nonqualified stock options can be granted under the 2011 Plan. The exercise price of the stock options cannot be less than the fair market value of the common stock on the date of grant. Options must be exercised within ten years of the date of grant. The Company’s prior plan was terminated on February 27, 2011. As of December 31, 2013, 42,021 (adjusted for one-for-four reverse common stock split) shares have been granted under the 2011 Plan as compensation to directors for services rendered. Fair value of the shares as of the dates of the grants totaled approximately $47,000 and $28,000 during the years ended December 31, 2013 and 2012, respectfully. Such amounts have been reflected as expense in the accompanying consolidated statements of operations.

A summary of the activity in the prior plan is as follows (dollars in thousands, except share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2011	12,725	$137.24
Expired	(1,899)	142.56
Forfeited	(3,987)	97.92

Outstanding at December 31, 2012	6,839	145.08
Forfeited	(3,799)	159.60

Outstanding and exercisable at December 31, 2013	3,040	$126.96	1.3 years	$0

(13) Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the regulatory banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(13) Regulatory Matters, Continued

As of December 31, 2013, the Bank is subject to a Consent Order issued by the Federal Deposit Insurance Corporation and the State of Florida Office of Financial Regulation (“OFR”), and accordingly is deemed to be “adequately capitalized” even if its capital ratios were to exceed those generally required to be a “well capitalized” bank, however, at December 31, 2013, the Bank is less than adequately capitalized. An institution must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following tables. The Bank’s actual capital amounts and percentages are also presented in the table (dollars in thousands):

					Minimum
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective		Requirements of
	Actual		Adequacy Purposes		Action Provisions		Consent Order
	Amount	%	Amount	%	Amount	%	Amount	%
As of December 31, 2013:
Total Capital to Risk-Weighted Assets	$6,667	6.55%	$8,140	8.00%	$10,180	10.00%	$12,210	12.00%
Tier I Capital to Risk-Weighted Assets	5,383	5.29	4,070	4.00	6,110	6.00	N/A	N/A
Tier I Capital to Total Assets	5,383	4.21	5,110	4.00	6,390	5.00	10,220	8.00

As of December 31, 2012:
Total Capital to Risk-Weighted Assets	$13,506	11.48%	$9,412	8.00%	$11,765	10.00%	$14,118	12.00%
Tier I Capital to Risk-Weighted Assets	12,035	10.23	4,706	4.00	7,059	6.00	N/A	N/A
Tier I Capital to Total Assets	12,035	8.12	5,932	4.00	7,415	5.00	11,864	8.00

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

Regulatory Matters - Bank. Effective April 16, 2010, the Bank consented to the issuance of a Consent Order by the FDIC and the OFR, also effective as of April 16, 2010. Effective February 28, 2014, the Consent Order was amended.

The Consent Order represents an agreement among the Bank, the FDIC and the OFR as to areas of the Bank’s operations that warrant improvement and presents a plan for making those improvements. The Consent Order imposes no fines or penalties on the Bank. The Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and the OFR.

The Consent Order as amended contains the following principal requirements:

•	The Board of the Bank is required to increase its participation in the affairs of the Bank, assuming full responsibility for the approval of sound policies and objectives and for the supervision of all of the Bank’s activities, consistent with the role and expertise commonly expected for directors of banks of comparable size.

•	The Bank is required to have and retain qualified and appropriately experienced senior management, including a chief executive officer, a chief lending officer and a chief operating officer, who are given the authority to implement the provisions of the Consent Order.

•	Any proposed changes in the Bank’s Board of Directors or senior executive officers are subject to the prior consent of the FDIC and the OFR.

•	The Bank is required to maintain both a fully funded allowance for loan and lease losses satisfactory to the FDIC and the OFR and a minimum Tier 1 leverage capital ratio of 8% and a total risk-based capital ratio of 12% for as long as the Consent Order remains in effect.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(13) Regulatory Matters, Continued

•	The Bank shall develop, adopt and implement a written plan to ensure that the Bank is in compliance with the provisions of Section 658.33(2), Florida Statutes. Such plan must address how the Bank will ensure that at least three-fifths of the members of the Bank’s Board are current residents of the State of Florida and were residents of the State of Florida for one year preceding their election to the Board, and that at least three-fifths of the members of the Bank’s Board maintain their residence in the State of Florida for so long as they continue as members of the Board.

•	The Bank shall develop, adopt, and implement a written policy satisfactory to the Supervisory Authorities which shall govern the relationship between the Bank and its holding company and affiliates.

•	The Bank shall retain a bank consultant who will develop a written analysis and assessment of the Bank’s Board and management needs for the purpose of providing qualified management for the Bank.

•	The Bank shall submit a written plan to the Supervisory Authorities to reduce the remaining assets classified “Doubtful” and “Substandard” in the 2013 Report or any future regulatory examination report.

•	The Bank shall perform a risk segmentation analysis and shall develop and submit for review a revised written plan for systematically reducing and monitoring the Bank’s Commercial Real Estate Loans concentration of credit.

•	The Bank shall not extend, directly or indirectly, any additional credit to, or for the benefit of, any borrower who has a loan or other extension of credit from the Bank that has been charged-off or classified, in whole or in part, “Loss” or “Doubtful” and is uncollected.

•	The Bank shall not extend, directly or indirectly, any additional credit to, or for the benefit of, any borrower who has a loan or other extension of credit from the Bank that has been classified, in whole or part, “Substandard.”

•	The Bank shall revise its internal loan review and grading system.

•	The Board shall review, revise, and implement its written lending and collection policy to provide effective guidance and control over the Bank’s lending and credit administration functions.

•	The Bank shall prepare and submit to the Supervisory Authorities an acceptable written business/strategic plan covering the overall operation of the Bank.

•	The Bank shall implement a written plan to improve liquidity, contingency funding, interest rate risk and asset liability management.

•	The Bank shall revise and implement a written policy for managing interest rate risk in a manner that is appropriate to the size of the Bank and the complexity of its assets.

•	The Bank shall not accept, renew, or rollover any brokered deposit.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(13) Regulatory Matters, Continued

•	The Bank shall not declare or pay dividends, pay bonuses, or make any other form of payment outside the ordinary course of business resulting in a reduction of capital, without the prior written approval of the Supervisory Authorities.

•	The Bank shall notify the Supervisory Authorities at least sixty days prior to undertaking asset growth that exceeds 10% or more per annum or initiating material changes in asset or liability composition.

•	The Bank shall furnish written progress reports to the Supervisory Authorities within forty-five days from the end of each quarter, detailing the form and manner of any actions taken to secure compliance with this Consent Order.

The Bank is in process of implementing comprehensive policies and plans to address all of the requirements of the Consent Order and has incorporated recommendations from the FDIC and OFR into these policies and plans. However, at December 31, 2013, the Bank was not in compliance with the minimum tier 1 leverage capital ratio of 8% and a total risk-based capital ratio of 12%.

(14) Dividends

The Company is limited in the amount of cash dividends that may be paid. Banking regulations place certain restrictions on dividends and loans or advances made by the Bank to the Holding Company. The amount of cash dividends that may be paid by the Bank to the Holding Company is based on the Bank’s net earnings of the current year combined with the Bank’s retained earnings of the preceding two years, as defined by state banking regulations. However, for any dividend declaration, the Company must consider additional factors such as the amount of current period net earnings, liquidity, asset quality, capital adequacy and economic conditions. It is likely that these factors would further limit the amount of dividends which the Company could declare. In addition, bank regulators have the authority to prohibit banks from paying dividends if they deem such payment to be an unsafe or unsound practice. At December 31, 2013, the Bank and Holding Company could not pay cash dividends (See Note 13).

(15) Contingencies

Various claims also arise from time to time in the normal course of business. In the opinion of management, none have occurred that will have a material effect on the Company’s consolidated financial statements.

(16) Retirement Plans

Effective January 1, 2012, the Company established a 401(k) Profit Sharing plan covering all eligible employees who are over the age of twenty one and have completed one year of service. The Company may make a matching contribution each year. The Company did not make any matching contributions in connection with this plan during the year ended December 31, 2013 or 2012.

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

						Losses
						Recorded in
						Operations
						For the
	At December 31, 2013					Year Ended
	Fair				Total	December 31,
	Value	Level 1	Level 2	Level 3	Losses	2013

Residential real estate	$1,523	$0	$0	$1,523	$507	$77
Commercial real estate	3,386	0	0	3,386	3,850	2,405
Commercial	1,216	0	0	1,216	242	0

	$6,125	$0	$0	$6,125	$4,599	$2,482

						Losses
						Recorded in
						Operations
						For the
	At December 31, 2012					Year Ended
	Fair				Total	December 31,
	Value	Level 1	Level 2	Level 3	Losses	2012

Residential real estate	$1,247	$0	$0	$1,247	$451	$0
Commercial real estate	6,232	0	0	6,232	2,780	366
Land and construction	887	0	0	887	449	0

	$8,366	$0	$0	$8,366	$3,680	$366

Foreclosed real estate is recorded at fair value less estimated costs to sell. Foreclosed real estate which is measured at fair value on a nonrecurring basis is as follows (in thousands):

	At Year End					Losses Recorded
	Fair				Total	During the
	Value	Level 1	Level 2	Level 3	Losses	Year

At December 31, 2013	$7,553	$0	$0	$7,553	$1,696	$859

At December 31, 2012	$10,938	$0	$0	$10,938	$862	$91

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(18) Holding Company Financial Information

The Holding Company’s unconsolidated financial information as of December 31, 2013 and 2012 and for the years then ended follows (in thousands):

Condensed Balance Sheets

	At December 31,
	2013	2012
Assets

Cash	$36	$109
Investment in subsidiary	5,387	12,261
Other assets	180	180

Total assets	$5,603	$12,550

Liabilities and Stockholders’ (Deficit) Equity

Other liabilities	$664	$485
Junior subordinated debenture	5,155	5,155
Stockholders’ (deficit) equity	(216)	6,910

Total liabilities and stockholders’ (deficit) equity	$5,603	$12,550

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(18) Holding Company Financial Information, Continued

Condensed Statements of Operations

	Year Ended December 31,
	2013	2012

Loss of subsidiary	$(6,699)	$(4,302)
Interest expense	(153)	(158)
Other expense	(223)	(237)

Net loss	$(7,075)	$(4,697)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(7,075)	$(4,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in undistributed loss of subsidiary	6,699	4,302
Decrease in other assets	0	50
Increase in accrued other liabilities	179	158

Net cash used in operating activities	(197)	(187)

Cash flow from investing activity-
Investment in subsidiary	0	(3,407)

Cash flows from financing activity-
Proceeds from sale of common stock, net	124	3,657

Net (decrease) increase in cash	(73)	63

Cash at beginning of the year	109	46

Cash at end of year	$36	$109

Noncash transactions-
Change in accumulated other comprehensive income (loss) of subsidiary, net change in unrealized loss on securities available for sale	$(223)	$1,164

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintain controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon management’s evaluation of those controls and procedures performed within the 90 days preceding the filing of this Report, its Principal Executive Officer and Chief Financial Officer concluded that, subject to the limitations noted below, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

(b) Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Such internal controls over financial reporting were designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, the Company used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its evaluation under the framework in Internal Control-Integrated Framework, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2013.

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

(c) Changes in Internal Controls

The Company has made no significant changes in its internal controls over financial reporting during the quarter ended December 31, 2013 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

(d) Limitations on the Effectiveness of Controls

The Company’s management, including its Principal Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The Company has a Code of Ethics that applies to its chief executive officer, chief operating officer, chief financial officer (who is also its chief accounting officer) and controller. This Code of Ethics is also posted on its website at www.optimumbank.com/corpgovernance.html.

A list of the Company’s executive officers and biographical information about them and its directors will be included in the definitive Proxy Statement for its 2014 Annual Meeting of Stockholders to be held on April 29, 2014, which will be filed within 120 days of the end of its fiscal year ended December 31, 2013 (the “2014 Proxy Statement”) and is incorporated herein by reference. Information about its Audit Committee may be found in the Proxy Statement. That information is incorporated herein by reference.

Item 11. Executive Compensation

Information relating to the Company’s executive officer and director compensation and the compensation committee of its board of directors will be included in the 2014 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information relating to security ownership of certain beneficial owners of its common stock and information relating to the security ownership of its management will be included in the 2014 Proxy Statement and is incorporated herein by reference.

The Bank had one compensation plan under which shares of its common stock were issuable at December 31, 2013. This plan is the 2012 Equity Compensation Plan, previously approved by its stockholders. The following table sets forth information as of December 31, 2013 with respect to the number of shares of the Company’s common stock issuable pursuant to this plan.

Equity Compensation Plan Information

The following table provides information generally as of December 31, 2013, regarding securities to be issued on exercise of stock options, and securities remaining available for issuance under the Company’s equity compensation plans that were in effect during fiscal 2013.

Number of
securities
	Number of		remaining
	securities to be	Weighted	available for
	issued upon	average	future issuance
	exercise of	exercise price of	under equity
	outstanding	outstanding	compensation
Plan Category	options	options	plans
Equity compensation plans approved by stockholders	3,040	$126.96	507,979
Equity compensation plans not approved by stockholders	—	—	—
Total	3,040	$126.96	507,979

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence will be included in the 2014 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accountant fees and services will be included in the 2014 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

3.1	Articles of Incorporation (incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 11, 2004)

3.2	Articles of Amendment to the Articles of Incorporation, effective as of January 7, 2009 (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 31, 2009)

3.3	Articles of Amendment to the Articles of Incorporation, effective as of November 5, 2010 (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K, filed with the SEC on November 5, 2010)

3.4	Articles of Amendment to the Articles of Incorporation, effective as of September 29, 2011 (incorporated by reference from Current Report on Form 8-K, filed with the SEC on October 4, 2011)

4.3	Bylaws (incorporated by reference from Current Report on Form 8-K filed with the SEC on May 11, 2004)

4.1	Form of stock certificate (incorporated by reference from Quarterly Report on Form 10-QSB filed with the SEC on August 12, 2004)

10.1	Amended and Restated Stock Option Plan (incorporated by reference from Annual Report on Form 10-KSB filed with the SEC on March 31, 2006)

10.2	OptimumBank Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference from Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.3	OptimumBank Holdings, Inc. Director Compensation Plan (incorporated by reference from Current Report on Form 10-K filed with the SEC on March 30, 2012)

10.4	Consent Order between OptimumBank, Federal Deposit Insurance Corporation and State of Florida Office of Financial Regulation dated April 16, 2010 (incorporated by reference from current report on Form 8-K filed with the SEC on April 26, 2010)

10.5	Amended Consent Order between OptimumBank, Federal Deposit Insurance Corporation and State of Florida Office of Financial Regulation dated February 28, 2014

10.6	Written Agreement by and between OptimumBank Holdings, Inc. and Federal Reserve Bank of Atlanta dated June 22, 2010 (incorporated by reference from Quarterly Report on Form 10-Q filed with the SEC on November 15, 2010)

10.7	Amended and Restated Stock Purchase Agreement, dated as of December 5, 2011, between OptimumBank Holdings, Inc. and Moishe Gubin (incorporated by reference from Current Report on Form 8-K filed with the SEC on December 9, 2011)

10.8	Amended and Restated Stock Purchase Agreement, dated as of March 22, 2013, between OptimumBank Holdings, Inc. and Moishe Gubin (incorporated by reference from Current Report on Form 8-K filed with the SEC on March 28, 2013)

10.9	Form of Registration Rights Agreement between OptimumBank Holdings, Inc. and Moishe Gubin (incorporated by reference from Current Report on Form 8-K filed with the SEC on October 31, 2011)

10.10	Form of Registration Rights Agreement between OptimumBank Holdings, Inc. and Investors (incorporated by reference from Current Report on Form 8-K filed with the SEC on October 31, 2011)

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated by reference from Annual Report on Form 10-K filed with the SEC on March 31, 2010)

31.1	Certification of Principal Executive and Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Principal Executive and Principal Financial Officer under 18 U.S.C. Section 1350

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this 10-K report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lauderdale, State of Florida, on the 31st day of March, 2014.

OPTIMUMBANK HOLDINGS, INC.

/s/ Thomas Procelli
Thomas Procelli, Principal Executive Officer,
Principal Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2014.

Signature	Title

/s/ Moishe Gubin	Director and Acting Chairman of the Board
Moishe Gubin

/s/ Sam Borek	Director and Vice Chairman of the Board
Sam Borek

/s/ Joel Klein	Director
Joel Klein

EXHIBIT INDEX

31.1	Certification of Principal Executive and Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Principal Executive and Principal Financial Officer under 18 U.S.C. Section 1350.