Form 10-Q
period 2014-03-31
OptimumBank Holdings, Inc.
filed 2014-05-06
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

 or

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

954-900-2800

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,185,938 shares of Common Stock, $.01 par value, issued and outstanding as of April 29, 2014.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

 (Dollars in thousands, except per share amounts)

	March 31,	December 31,
Assets	2014	2013
	(Unaudited)

Cash and due from banks	$6,661	5,451
Interest-bearing deposits with banks	4,918	8,430

Total cash and cash equivalents	11,579	13,881

Securities available for sale	31,340	22,990
Loans, net of allowance for loan losses of $2,215 and $2,211	77,439	79,249
Federal Home Loan Bank stock	1,139	1,196
Premises and equipment, net	2,878	2,879
Foreclosed real estate, net	7,394	7,553
Accrued interest receivable	494	496
Other assets	516	539

Total assets	$132,779	$128,783

Liabilities and Stockholders’ Equity (Deficit)

Liabilities:
Noninterest-bearing demand deposits	5,037	3,775
Savings, NOW and money-market deposits	30,386	30,801
Time deposits	66,397	64,116

Total deposits	101,820	98,692

Federal Home Loan Bank advances	22,740	22,740
Junior subordinated debenture	5,155	5,155
Advanced payment by borrowers for taxes and insurance	624	315
Official checks	236	344
Other liabilities	1,755	1,753

Total liabilities	132,330	128,999

Stockholders’ equity (deficit):
Preferred stock, no par value; 6,000,000 shares authorized, no shares issued or outstanding	0	0
Common stock, $.01 par value; 50,000,000 shares authorized 8,185,938 and 8,011,077 shares issued and outstanding in 2014 and 2013	82	80
Additional paid-in capital	31,671	31,463
Accumulated deficit	(31,433)	(31,763)
Accumulated other comprehensive income	129	4

Total stockholders’ equity (deficit)	449	(216)

Total liabilities and stockholders’ equity (deficit)	$132,779	$128,783

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2014	2013
Interest income:
Loans	$973	$1,093
Securities	249	192
Other	13	16

Total interest income	1,235	1,301

Interest expense:
Deposits	185	229
Borrowings	61	335

Total interest expense	246	564

Net interest income	989	737

Provision for loan losses	0	1,372

Net interest income (expense) after provision for loan losses	989	(635)

Noninterest income:
Service charges and fees	16	34
Other	101	12

Total noninterest income	117	46

Noninterest expenses:
Salaries and employee benefits	524	488
Professional fees	109	168
Occupancy and equipment	129	136
Data processing	81	72
Insurance	36	78
Foreclosed real estate, net	(439)	285
Regulatory assessment	105	88
Other	231	49

Total noninterest expenses	776	1,364

Other-than-temporary impairment on securities:
Total other-than-temporary impairment losses	0	204
Portion of losses recognized in other comprehensive income	0	0

Net earnings (loss)	$330	$(2,157)

Net earnings (loss) per share:
Basic	$.04	$(.27)

Diluted	$.04	$(.27)

Dividends per share	$0	$0

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

 (In thousands)

	Three Months Ended
	March 31,
	2014	2013

Net earnings (loss)	$330	$(2,157)

Other comprehensive income( loss)-
Unrealized gains on securities available for sale:
Unrealized gain arising during the period	203	173
Other than temporary impairment on securities	—	204

Unrealized holding gain (loss) arising during period	203	(31)
Deferred income taxes on above change	78	—

Total other comprehensive income (loss)	125	(31)

Comprehensive income (loss)	$455	$(2,188)

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2014 and 2013

 (Dollars in thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Compre- hensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity

Balance at December 31, 2012	7,877,800	$315	31,057	(24,688)	226	6,910

Common stock issued as compensation to directors (unaudited)	4,727	0	9	0	0	9

Net loss for the three months ended March 31, 2013 (unaudited)	0	0	0	(2,157)	0	(2,157)

Net change in unrealized gain on securities available for sale (unaudited)	0	0	0	0	(31)	(31)

Balance at March 31, 2013 (unaudited)	7,882,527	$315	31,066	(26,845)	195	4,731

Balance at December 31, 2013	8,011,077	$80	31,463	(31,763)	4	(216)

Common stock issued as compensation to directors (unaudited)	174,861	2	208	0	0	210

Net earnings for the three months ended March 31, 2014 (unaudited)	0	0	0	330	0	330

Net change in unrealized gain on securities available for sale (unaudited)	0	0	0	0	125	125

Balance at March 31, 2014 (unaudited)	8,185,938	$82	31,671	(31,433)	129	449

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

 (In thousands)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net earnings ( loss)	$330	$(2,157)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	47	47
Provision for loan losses	0	1,372
Net amortization of fees, premiums and discounts	63	9
Provision for losses on foreclosed real estate	9	183
Gain on sale of foreclosed real estate	(449)	0
Write-down on foreclosed real estate	150	0
Common stock issued as compensation	210	9
Decrease (increase) in accrued interest receivable	2	(1)
Decrease in other assets	23	99
Decrease in official checks and other liabilities	(184)	(384)
Other-than-temporary impairment losses on securities	0	204

Net cash provided by (used in) operating activities	201	(619)

Cash flows from investing activities:
Purchases of securities	(9,055)	0
Principal repayments and calls of securities	894	1,487
Net decrease (increase) in loans	1,210	(2,937)
Purchases of premises and equipment	(46)	(82)
Redemption FHLB stock	57	59
Proceeds from sale of foreclosed real estate	1,000	0

Net cash used in investing activities	(5,940)	(1,473)

Cash flows from financing activities:
Net increase (decrease) in deposits	3,128	(5,728)
Net increase in advanced payments by borrowers for taxes and insurance	309	150

Net cash provided by (used in) financing activities	3,437	(5,578)

Net decrease in cash and cash equivalents	(2,302)	(7,670)

Cash and cash equivalents at beginning of the period	13,881	23,611

Cash and cash equivalents at end of the period	$11,579	$15,941

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

 (In thousands)

	Three Months Ended
	March 31,
	2014	2013
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$204	$525

Income taxes	$0	$0

Noncash transactions:
Change in accumulated other comprehensive income, net change in unrealized gain on securities available for sale	$125	$(31)

Loans transferred to foreclosed real estate	$551	$697

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General. OptimumBank Holdings, Inc. (the “Holding Company”) is a one-bank holding company and owns 100% of OptimumBank (the “Bank”), a Florida-chartered commercial bank. The Bank’s wholly-owned subsidiaries are OB Real Estate Management, LLC, OB Real Estate Holdings, LLC and OB Real Estate Holding 1503, LLC, all of which were formed in 2009; OB Real Estate Holdings 1645 formed in 2010; OB Real Estate Holdings 1616 and OB Real Estate Holdings 1710 formed in 2011; and OB Real Estate Holdings 1692 and OB Real Estate Holdings 1704 formed in 2012 (the “Real Estate Holding Subsidiaries”). The Holding Company’s only business is the operation of the Bank and its subsidiaries (collectively, the “Company”). The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of commercial banking services to individual and corporate customers through its three banking offices located in Broward County, Florida. The Real Estate Holding Subsidiaries are primarily engaged in holding and disposing of foreclosed real estate. OB Real Estate Management, LLC, OB Real Estate Holdings, LLC and OB Real Estate Holdings 1503, LLC had no activity in 2014 or 2013.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2014, and the results of operations and cash flows for the three-month periods ended March 31, 2014 and 2013. The results of operations for the three months ended March 31, 2014, are not necessarily indicative of the results to be expected for the full year.

Going Concern Status. In prior years, the Company suffered losses from operations and continuing high levels of noninterest expenses. The Bank is subject to a Consent Order which requires the maintenance at a 12% total risk-based capital ratio. At March 31, 2014, the Bank’s total risk-based capital ratio of 7.36% is significantly below the 12% level required by the Consent Order. As of March 31, 2014, the Bank needed approximately $4.7 million in additional capital to comply with the 12% total risk-based capital requirement of the Consent Order. The Company has taken certain actions which are expected to substantially reduce operating losses as follows:

The Company has identified certain structural or contract related expenses that previously adversely impacted the Company’s ability to achieve core operational profitability. These were $20 million in long term Federal Home Loan Bank Advances with above market interest rates that were extinguished in December 2013 and replaced with lower interest rate advances. As a result of this restructuring, borrowing interest expense will be reduced annually by approximately $1.1 million through the maturity of the new advances. In addition, the Company’s Directors and Officers insurance was replaced with a policy from another insurance carrier. Annual savings totaling approximately $130,000 are expected with no change in deductible or areas covered. The contract for core system processing is also being reviewed with additional savings anticipated. In addition, as part of the Company’s strategic planning process, other initiatives are being developed to achieve branch and operational efficiencies.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General, Continued.
Going Concern Status, Continued. The Company is in the process of raising additional capital. It is anticipated that the first effort will raise between $3 million and $4 million in common shares to both existing and new investors. A subsequent capital raise along with organic capital generation will be required to meet the target of 8% tier 1 and 12% total risk based capital. A formal Plan, including necessary shareholder approval, to achieve the 8% and 12% targets will be completed in the second quarter of 2014. However, there can be no assurance that the Company will be successful in its efforts to raise capital.

Management forecasts the Company to be profitable for 2014 unless it incurs unforeseen loan loss provisions. Management has considered these factors in evaluating the Company’s ability to continue as a going concern and believes the Company will be able to meet all of its financial obligations and continue to operate as a going concern at least through March 31, 2015.

Comprehensive Income (Loss). Generally accepted accounting principles generally require that recognized revenue, expenses, gains and losses be included in net earnings (loss). Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, such items along with net earnings (loss), are components of comprehensive income (loss). The only component of other comprehensive income (loss) is the net change in the unrealized gain on the securities available for sale.

Income Taxes. The Company assessed its earnings history and trends and its estimate of future earnings, and determined that it is more likely than not that the deferred tax asset will not be realized in the near term. Accordingly, a valuation allowance was recorded against the net deferred tax asset for the amount not expected to be realized in the future. Based on the available evidence at March 31, 2014, the Company determined that it is still more likely than not that the deferred tax asset will not be realized in the near term.

Recent Accounting Standards Update. In February 2013, the FASB Issued ASU No. 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for obligations within the scope of this ASU, which became effective January 1, 2014. The Company does not expect this ASU to impact the Company’s consolidated financial statements.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(1)	General, Continued.
Recent Accounting Standards Update, Continued. In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which among other things, requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as denoted within the ASU. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is currently evaluating the impact on the Company’s consolidated financial statements with respect to ASU 2013-11.

In July 2013, the FASB issued ASU No. 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” ASU No. 2013-10 permits the use of the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge account purposes. The amendment is effective prospectively for qualifying new or redesiginated hedging relationships entered into on or after July 17, 2013. The adoption of ASU No. 2013-10 did not have any impact on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure”, which is intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures are required. The amendments are effective for the Company beginning January 1, 2015.

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
Recent Regulatory Developments, Continued
Basel III Legislation, Continued. The phase-in period for the final rules will begin for the Company on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule. The Company is currently evaluating the provisions of the final rules and their expected impact.

(2)	Securities. Securities have been classified according to management’s intent. The carrying amount of securities and approximate fair values are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale:
At March 31, 2014:
Mortgage-backed securities	$10,785	$326	$(68)	$11,042
U.S. Government and agency securities	20,348	126	(177)	20,298

	$31,133	$452	$(245)	$31,340

Securities Available for Sale:
At December 31, 2013:
Mortgage-backed securities	$10,425	$269	$(69)	$10,625
U.S. Government and agency securities	12,561	37	(233)	12,365

	$22,986	$306	$(302)	$22,990

The amortized cost and carrying value of securities at March 31, 2014 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without cost of prepayment penalties. Securities not due at a single maturity date are shown separately (in thousands):

	Securities Available for Sale
	Amortized	Fair
	Cost	Value

Due in five through ten years	$670	$673
Due in ten years or more	19,678	19,625
Mortgage-backed securities	10,785	11,042

	$31,133	$31,340

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities, Continued. Securities with gross unrealized losses at March 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months
	Gross
	Unrealized	Fair
	Losses	Value
Securities Available for Sale:
Mortgage-backed securities	$(68)	$3,606
U.S. Government and agency securities	(177)	11,347

	$(245)	$14,953

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities, Continued. In evaluating mortgage-backed securities with unrealized losses, management utilizes various resources, including input from independent third party firms to perform an analysis of expected future cash flows. The process begins with an assessment of the underlying collateral backing the mortgage pools. Management develops specific assumptions using as much market data as possible and includes internal estimates as well as estimates published by rating agencies and other third-party sources. The data for the individual borrowers in the underlying mortgage pools are generally segregated by state, FICO score at issue, loan to value at issue and income documentation criteria. Mortgage pools are evaluated for current and expected levels of delinquencies and foreclosures, based on where they fall in the proscribed data set of FICO score, geographics, LTV and documentation type and a level of loss severity is assigned to each security based on its experience. The above-described historical data is used to develop current and expected measures of cumulative default rates as well as ultimate loss frequency and severity within the underlying mortgages. This reveals the expected future cash flows within the mortgage pool. The data described above is then input to an industry recognized model to assess the behavior of the particular security tranche owned by the Company. Significant inputs in this process include the structure of any subordination structures, if applicable, and are dictated by the structure of each particular security as laid out in the offering documents. The forecasted cash flows from the mortgage pools are input through the security structuring model to derive expected cash flows for the specific security owned by the Company to determine if the future cash flows are expected to exceed the book value of the security. The values for the significant inputs are updated on a regular basis.

(3)	Loans. The segments of loans are as follows (in thousands):

	At March 31,	At December 31,
	2014	2013
Residential real estate	$24,487	$26,468
Multi-family real estate	3,573	3,605
Commercial real estate	28,518	27,883
Land and construction	6,351	6,459
Commercial	16,361	16,584
Consumer	25	81

Total loans	79,315	81,080

Add (deduct):
Net deferred loan fees, costs and premiums	339	380
Allowance for loan losses	(2,215)	(2,211)

Loans, net	$77,439	$79,249

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued.
An analysis of the change in the allowance for loan losses follows (in thousands):

	Residential	Multi-Family	Commercial	Land
	Real	Real	Real	and
	Estate	Estate	Estate	Construction	Commercial	Consumer	Unallocated	Total
Three Months Ended March 31, 2014:
Beginning balance	$49	$4	$934	$458	$61	$0	$705	$2,211
Provision (credit) for loan losses	4	3	259	11	26	(4)	(299)	0
Charge-offs	0	0	0	0	0	0	0	0
Recoveries	0	0	0	0	0	4	0	4

Ending balance	$53	$7	$1,193	$469	$87	$0	$406	$2,215

Three Months Ended March31, 2013:
Beginning balance	$434	$267	$1,372	$166	$216	$4	$0	$2,459
Provision (credit) for loan losses	32	(224)	1,567	(36)	40	(7)	0	1,372
Charge-offs	(97)	0	(1,197)	0	0	0	0	(1,294)
Recoveries	0	0	0	0	0	3	0	3

Ending balance	$369	$43	$1,742	$130	$256	$0	$0	$2,540

At March 31, 2014:
Individually evaluated for impairment:
Recorded investment	$6,968	$0	$4,635	$0	$1,200	$0	$0	$12,803
Balance in allowance for loan losses	$0	$0	$192	$0	$0	$0	$0	$192

Collectively evaluated for impairment:
Recorded investment	$17,519	$3,573	$23,883	$6,351	$15,161	$25	$0	$66,512
Balance in allowance for loan losses	$53	$7	$1,001	$469	$87	$0	$406	$2,023

At December 31, 2013:
Individually evaluated for impairment:
Recorded investment	$7,100	$0	$5,227	$0	$1,216	$0	$0	$13,543
Balance in allowance for loan losses	$0	$0	$192	$0	$0	$0	$0	$192

Collectively evaluated for impairment:
Recorded investment	$19,368	$3,605	$22,656	$6,459	$15,368	$81	$0	$67,537
Balance in allowance for loan losses	$49	$4	$742	$458	$61	$0	$705	$2,019

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. The Company has divided the loan portfolio into six portfolio segments, each with different risk characteristics and methodologies for assessing risk. All loans are underwritten in accordance with written policies set forth and approved by the Board of Directors (“Board”). The portfolio segments identified by the Company are as follows:

Residential Real Estate, Multi-Family Real Estate, Commercial Real Estate, Land and Construction. Residential real estate loans are underwritten based on repayment capacity and source, value of the underlying property, credit history and stability. Multi-family real estate and commercial real estate loans are secured by the subject property and are underwritten based on among other factors, loan to value limits, cash flow coverage and general creditworthiness of the obligors. Land and construction loans to borrowers are to finance the construction of owner occupied and leased properties. These loans are categorized as construction loans during the construction period, later converting to commercial or residential real estate loans after the construction is complete and amortization of the loan begins. Real estate development and construction loans are approved based on an analysis of the borrower and guarantor, the viability of the project and on an acceptable percentage of the appraised value of the property securing the loan. Real estate development and construction loan funds are disbursed periodically based on the percentage of construction completed. The Company carefully monitors these loans with on-site inspections and requires the receipt of lien waivers on funds advanced. Development and construction loans are typically secured by the properties under development or construction, and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely on the value of the underlying property, the Company considers the market conditions and feasibility of proposed projects, the financial condition and reputation of the borrower and guarantors, the amount of the borrower’s equity in the project, independent appraisals, costs estimates and pre-construction sale information. The Company also makes loans on occasion for the purchase of land for future development by the borrower. Land loans are extended for the future development for either commercial or residential use by the borrower. The Company carefully analyzes the intended use of the property and the viability thereof.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued.
Commercial. Commercial loans are primarily underwritten on the basis of the borrowers’ ability to service such debt from income. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. As a general practice, the Company takes as collateral a security interest in any available real estate, equipment, or other chattel, although loans may also be made on an unsecured basis. Collateralized working capital loans typically are secured by short-term assets whereas long-term loans are primarily secured by long-term assets. These loans are also affected by adverse economic conditions should they prevail within the Company’s local market.

Consumer. Consumer loans are extended for various purposes, including purchases of automobiles, recreational vehicles, and boats. Also offered are home improvement loans, lines of credit, personal loans, and deposit account collateralized loans. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Loans to consumers are extended after a credit evaluation, including the creditworthiness of the borrower(s), the purpose of the credit, and the secondary source of repayment. Consumer loans are made at fixed and variable interest rates and may be made on terms of up to ten years. Risk is mitigated by the fact that the loans are of smaller individual amounts.

The following summarizes the loan credit quality (in thousands):

		OLEM
		(Other Loans
		Especially
	Pass	Mentioned)	Substandard	Doubtful	Loss	Total
At March 31, 2014:
Residential real estate	$16,235	$0	$8,252	$0	$0	$24,487
Multi-family real estate	3,573	0	0	0	0	3,573
Commercial real estate	23,261	2,513	2,744	0	0	28,518
Land and construction	4,390	1,961	0	0	0	6,351
Commercial	13,114	295	2,952	0	0	16,361
Consumer	25	0	0	0	0	25

Total	$60,598	$4,769	$13,948	$0	$0	$79,315

At December 31, 2013:
Residential real estate	$18,260	$1,290	$6,918	$0	$0	$26,468
Multi-family real estate	3,605	0	0	0	0	3,605
Commercial real estate	18,544	2,539	6,800	0	0	27,883
Land and construction	4,493	1,966	0	0	0	6,459
Commercial	13,056	546	2,982	0	0	16,584
Consumer	81	0	0	0	0	81

Total	$58,039	$6,341	$16,700	$0	$0	$81,080

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. Internally assigned loan grades are defined as follows:

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

Loss– a loan classified Loss is considered uncollectible and of such little value that continuance as a bankable asset is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future. The Company fully charges off any loan classified as Loss.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
			Greater
	30-59	60-89	Than
	Days Past Due	Days Past Due	90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At March 31, 2014:
Residential real estate	$1,284	$0	$0	$1,284	$19,020	$4,183	$24,487
Multi-family real estate	0	0	0	0	3,573	0	3,573
Commercial real estate	0	0	0	0	25,774	2,744	28,518
Land and construction	0	0	0	0	6,351	0	6,351
Commercial	0	0	0	0	15,161	1,200	16,361
Consumer	0	0	0	0	25	0	25

Total	$1,284	$0	$0	$1,284	$69,904	$8,127	$79,315

At December 31, 2013:
Residential real estate	$1,290	$0	$0	$1,290	$20,895	$4,283	$26,468
Multi-family real estate	0	0	0	0	3,605	0	3,605
Commercial real estate	0	0	0	0	24,565	3,318	27,883
Land and construction	0	0	0	0	6,459	0	6,459
Commercial	281	0	0	281	15,087	1,216	16,584
Consumer	0	0	0	0	81	0	81

Total	$1,571	$0	$0	$1,571	$70,692	$8,817	$81,080

The following summarizes the amount of impaired loans (in thousands):

	At March 31, 2014			At December 31, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Residential real estate	$6,968	$7,475	$0	$7,100	$7,607	$0
Commercial real estate	3,536	3,536	0	4,128	4,534	0
Land and construction	0	0	0	0	0	0
Commercial	1,200	1,442	0	1,216	1,458	0

With an allowance recorded-
Commercial real estate	$1,099	$2,913	$192	$1,099	$2,913	$192

Total:
Residential real estate	$6,968	$7,475	$0	$7,100	$7,607	$0
Commercial real estate	$4,635	$6,449	$192	$5,227	$7,447	$192
Land and construction	$0	$0	$0	$0	$0	$0
Commercial	$1,200	$1,442	$0	$1,216	$1,458	$0

Total	$12,803	$15,366	$192	$13,543	$16,512	$192

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	For the Period Ended March 31,			For the Period Ended March 31,
	2014			2013
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received

Residential real estate	$7,000	$49	$112	$7,520	$95	$126
Commercial real estate	$4,867	$21	$39	$10,904	$0	$45
Land and construction	$0	$0	$0	$869	$0	$15
Commercial	$1,205	$0	$16	$0	$0	$0

Total	$13,072	$70	$167	$19,293	$95	$186

No loans have been determined to be troubled debt restructurings during the three months ended March 31, 2014 or 2013.

(4)	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2014 of the regulatory capital requirements and the Bank’s capital on a percentage basis:

		Consent Order
		Regulatory
	Bank	Requirement

Tier I capital to total average assets	4.62%	8.00%

Tier I capital to risk-weighted assets	6.09%	N/A

Total capital to risk-weighted assets	7.36%	12.00%

At March 31, 2014, the Bank is under-capitalized. As a result of the Consent Order discussed in Note 10, the Bank cannot be categorized higher than “adequately capitalized” until the Consent Order is lifted, even if its ratios were to exceed those required to be a “well capitalized” bank.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Earnings (Loss) Per Share. Basic earnings (loss) per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. For 2013 basic and diluted loss per share is the same due to the net loss incurred by the Company. For 2014 basic and diluted earnings per share are the same because stock options outstanding during the period were not dilutive due to their exercise prices exceeding the fair value of the Company’s common stock during the period. Loss per common share has been restated for all periods presented to reflect the one-for-four reverse common share split effective May 31, 2013. Earnings (loss) per common share have been computed based on the following:

	Three Months Ended
	March 31,
	2014	2013
Weighted-average number of common shares outstanding used to calculate basic and diluted earnings (loss) per common share	8,020,427	7,877,853

(6)	Stock-Based Compensation. On December 27, 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan (“2011 Plan”). A total of 333,118 shares of common stock are available to be issued under the 2011 Plan. Options, restricted stock, performance share awards and bonus share awards in lieu of obligations may be issued under the 2011 Plan. Both incentive stock options and nonqualified stock options can be granted under the 2011 Plan. The exercise price of the stock options cannot be less than the fair market value of the common stock on the date of grant. Effective January 1, 2012, the Company adopted a Non- Employee Director Compensation Plan under which bonus shares issuable under the 2011 Plan may be earned as compensation to outside directors. During the three months ended March 31, 2014, 174,861 shares of stock valued at approximately $210,000 have been earned under the 2011 Plan and Non-Employee Director Compensation Plan as compensation to outside directors. During the three months ended March 31, 2013 4,727 shares of common stock were earned under the 2011 Plan and Non-Employees Director Compensation Plan as compensation to outside directors.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock-Based Compensation, Continued. The Company’s prior stock option plan terminated on February 27, 2011. At March 31, 2014, no options were available for grant under this plan. Options must be exercised within ten years of the date of grant.

A summary of the activity in the prior plan is as follows:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding and exercisable at December 31, 2013 and March 31, 2014	3,040	$126.96	1.0 years	$0

(7)	Fair Value Measurements. Securities available for sale measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2014:
Mortgage-backed securities	$11,042	$0	$11,042	$0
U.S. Government and agency securities	20,298	0	20,298	0

	$31,340	$0	$31,340	$0

As of December 31, 2013:
Mortgage-backed securities	$10,625	$0	$10,625	$0
U.S. Government and agency securities	12,365	0	12,365	0

	$22,990	$0	$22,990	$0

There were no transfers of securities between levels of inputs for the three months ended March 31, 2014.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(7)	Fair Value Measurements, Continued.
Assets measured at fair value on a nonrecurring basis are as follows (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations
At March 31, 2014:
Residential real estate	$1,481	$0	$0	$1,481	$507	$0
Commercial real estate	2,814	0	0	2,814	3,444	0
Commercial	1,200	0	0	1,200	242	0

	$5,495	$0	$0	$5,495	$4,193	$0

Foreclosed real estate	$7,394	$0	$0	$7,394	$1,705	$9

At December 31, 2013:
Residential real estate	$1,523	$0	$0	$1,523	$507	$77
Commercial real estate	3,386	0	0	3,386	3,850	2,405
Commercial	1,216	0	0	1,216	242	0

	$6,125	$0	$0	$6,125	$4,599	$2,482

Foreclosed real estate	$7,553	$0	$0	$7,553	$1,696	$859

(8)	Fair Value of Financial Instruments. The estimated fair values and fair value measurement method with respect to the Company’s financial instruments were as follows (in thousands):

	At March 31, 2014			At December 31, 2013
	Carrying	Fair		Carrying	Fair
	Amount	Value	Level	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$11,579	$11,579	1	$13,881	$13,881	1
Securities available for sale	31,340	31,340	2	22,990	22,990	2
Loans	77,439	77,195	3	79,249	79,043	3
Federal Home Loan Bank stock	1,139	1,139	3	1,196	1,196	3
Accrued interest receivable	494	494	3	496	496	3

Financial liabilities:
Deposit liabilities	101,820	102,110	3	98,692	99,003	3
Federal Home Loan Bank advances	22,740	22,722	3	22,740	22,734	3
Junior subordinated debenture	5,155	4,840	3	5,155	4,828	3
Off-balance sheet financial instruments	0	0	3	0	0	3

Discussion regarding the assumptions used to compute the estimated fair values of financial instruments can be found in Note 1 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(9)	Regulatory Matters - Company. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). On June 22, 2010, the Company entered into a written agreement with the Federal Reserve Bank of Atlanta (“Reserve Bank”) with respect to certain aspects of the operation and management of the Company (the “Written Agreement”).

The Written Agreement contains the following principal requirements:

•	The Board of the Company must take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to the Bank, including, but not limited to, taking steps to ensure that the Bank complies with the Consent Order entered into with the Office of Financial Regulation (“OFR”), the Federal Deposit Insurance Corporation (“FDIC”) and any other supervisory action taken by the Bank’s state or federal regulator.
•	The Company may not declare or pay any dividends without prior Reserve Bank and Federal Reserve approval.
•	The Company may not, directly or indirectly, take dividends or any other form of payment representing a reduction in capital from the Bank without prior Reserve Bank approval.
•	The Company and its nonbank subsidiary, OptimumBank Holdings Capital Trust I, may not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank and the Federal Reserve.
•	The Company and its nonbank subsidiary, OptimumBank Holdings Capital Trust I, may not, directly or indirectly, incur, increase, or guarantee any debt or purchase or redeem any shares of its stock without the prior written approval of the Reserve Bank.
•	The Company must obtain prior written consent from the Reserve Bank before appointing any new director or senior executive officer, or changing the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, and must comply with the regulations applicable to indemnification and severance payments.
•	The Company must provide quarterly progress reports to the Reserve Bank, along with parent company only financial statements.

Management believes the Company is in substantial compliance with the requirements of the Written Agreement.

(10)	Regulatory Matters- Bank. Effective April 16, 2010, the Bank consented to the issuance of a Consent Order by the FDIC and the OFR, also effective as of April 16, 2010. Effective February 28, 2014, the Consent Order was amended.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(10)	Regulatory Matters- Bank, Continued. The Consent Order represents an agreement among the Bank, the FDIC and the OFR as to areas of the Bank’s operations that warrant improvement and presents a plan for making those improvements. The Consent Order imposes no fines or penalties on the Bank. The Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and the OFR.

The Consent Order as amended contains the following principal requirements:

•	The Board of the Bank is required to increase its participation in the affairs of the Bank, assuming full responsibility for the approval of sound policies and objectives and for the supervision of all of the Bank’s activities, consistent with the role and expertise commonly expected for directors of banks of comparable size.
•	The Bank is required to have and retain qualified and appropriately experienced senior management, including a chief executive officer, a chief lending officer and a chief operating officer, who are given the authority to implement the provisions of the Consent Order.
•	Any proposed changes in the Bank’s Board of Directors or senior executive officers are subject to the prior consent of the FDIC and the OFR.
•	The Bank is required to maintain both a fully funded allowance for loan and lease losses satisfactory to the FDIC and the OFR and a minimum Tier 1 leverage capital ratio of 8% and a total risk-based capital ratio of 12% for as long as the Consent Order remains in effect.
•	The Bank shall develop, adopt and implement a written plan to ensure that the Bank is in compliance with the provisions of Section 658.33(2), Florida Statutes. Such plan must address how the Bank will ensure that at least three-fifths of the members of the Bank’s Board are current residents of the State of Florida and were residents of the State of Florida for one year preceding their election to the Board, and that at least three-fifths of the members of the Bank’s Board maintain their residence in the State of Florida for so long as they continue as members of the Board.
•	The Bank shall develop, adopt, and implement a written policy satisfactory to the Supervisory Authorities which shall govern the relationship between the Bank and its holding company and affiliates.
•	The Bank shall retain a bank consultant who will develop a written analysis and assessment of the Bank’s Board and management needs for the purpose of providing qualified management for the Bank.
•	The Bank shall submit a written plan to the Supervisory Authorities to reduce the remaining assets classified “Doubtful” and “Substandard” in the 2013 Report or any future regulatory examination report.
•	The Bank shall perform a risk segmentation analysis and shall develop and submit for review a revised written plan for systematically reducing and monitoring the Bank’s Commercial Real Estate Loans concentration of credit.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(10)	Regulatory Matters – Bank, Continued.
•	The Bank shall not extend, directly or indirectly, any additional credit to, or for the benefit of, any borrower who has a loan or other extension of credit from the Bank that has been charged-off or classified, in whole or in part, “Loss” or “Doubtful” and is uncollected.
•	The Bank shall not extend, directly or indirectly, any additional credit to, or for the benefit of, any borrower who has a loan or other extension of credit from the Bank that has been classified, in whole or part, “Substandard.”
•	The Bank shall revise its internal loan review and grading system.
•	The Board shall review, revise, and implement its written lending and collection policy to provide effective guidance and control over the Bank’s lending and credit administration functions.
•	The Bank shall prepare and submit to the Supervisory Authorities an acceptable written business/strategic plan covering the overall operation of the Bank.
•	The Bank shall implement a written plan to improve liquidity, contingency funding, interest rate risk and asset liability management.
•	The Bank shall revise and implement a written policy for managing interest rate risk in a manner that is appropriate to the size of the Bank and the complexity of its assets.
•	The Bank shall not accept, renew, or rollover any brokered deposit.
•	The Bank shall not declare or pay dividends, pay bonuses, or make any other form of payment outside the ordinary course of business resulting in a reduction of capital, without the prior written approval of the Supervisory Authorities.
•	The Bank shall notify the Supervisory Authorities at least sixty days prior to undertaking asset growth that exceeds 10% or more per annum or initiating material changes in asset or liability composition.
•	The Bank shall furnish written progress reports to the Supervisory Authorities within forty-five days from the end of each quarter, detailing the form and manner of any actions taken to secure compliance with this Consent Order.

The Bank is in the process of implementing comprehensive policies and plans to address all of the requirements of the Consent Order and has incorporated recommendations from the FDIC and OFR into these policies and plans. However, at March 31, 2014, the Bank was not in compliance with the minimum Tier 1 leverage capital ratio of 8% and a total risk-based capital ratio of 12% and a requirement to reduce the Bank’s concentration in commercial real estate loans.

(11)	Junior Subordinated Debenture. The terms of the debenture agreement allow the Company to defer payments of interest on the debenture by extending the interest payment period at any time during the term of the debenture for up to twenty consecutive quarterly periods. The Company has elected its right to defer payment of interest on the debenture. Accrued and unpaid interest on the debenture totaled $676,000 at March 31, 2014. The Company will have completed twenty consecutive quarterly interest deferrals as of October 2014 and all accrued and unpaid interest will be due at that time. In the opinion of management, the Company will have sufficient resources to pay the accrued and unpaid interest at that time subject to the requirement to obtain regulatory approval.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto presented elsewhere in this report. For additional information, refer to the financial statements and footnotes for the year ended December 31, 2013 in the Annual Report on Form 10-K.

Regulatory Enforcement Actions

Bank Consent Order. On April 16, 2010, the Bank consented to the issuance of a Consent Order (“Consent Order”) by the FDIC and OFR. The Consent Order covers areas of the Bank’s operations that warrant improvement and imposes various requirements and restrictions designed to address these areas, including the requirement to maintain certain minimum capital ratios. A detailed discussion of the Consent Order is contained in Footnote 10 to the condensed consolidated financial statements contained in this report. Management believes that the Bank is currently in substantial compliance with all the requirements of the Consent Order except for the following requirements:

•	Development of a plan to reduce the Bank’s concentration in commercial real estate loans acceptable to the supervisory authorities;
•	Capital ratio requirements of 12% of total risk-based capital and 8% Tier I leverage capital ratio.

The Bank is in the process of implementing comprehensive policies and plans to address all of the requirements of the Consent Order and has incorporated recommendations from the FDIC and OFR into these policies and plans. The Board intends to seek capital through investors. Accordingly, there can be no assurance that the Company will raise sufficient capital for the Bank to achieve and maintain material compliance with these ratios. Effective February 28, 2014, the Bank agreed to the issuance of an Amended Consent Order by the FDIC and OFR.

Company Written Agreement with Reserve Bank. On June 22, 2010, the Company and the Reserve Bank entered into a Written Agreement with respect to certain aspects of the operation and management of the Company, including, without the prior approval of the Reserve Bank, paying or declaring dividends, taking dividends or payments from the Bank, making any interest, principal or other distributions on trust preferred securities, incurring, increasing or guaranteeing any debt, purchasing or redeeming any shares of stock, or appointing any new director or senior executive officer. Management believes that the Company is currently in substantial compliance with the requirements of the Written Agreement. A detailed discussion of the Written Agreement is contained in Footnote 9 to the condensed consolidated financial statements contained in this report.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve known and unknown risks and uncertainties, many of which are beyond the control of the Company, including adverse changes in economic, political and market conditions, losses from the Company’s lending activities and changes in market conditions, the possible loss of key personnel, the impact of increasing competition, the impact of changes in government regulation, the possibility of liabilities arising from violations of federal and state securities laws and the impact of changes in technology in the banking industry. Although the Company believes that its forward-looking statements are based upon reasonable assumptions regarding its business and future market conditions, there can be no assurances that the Company’s actual results will not differ materially from any results expressed or implied by the Company’s forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned that any forward-looking statements are not guarantees of future performance.

Capital Levels

At March 31, 2014, the Bank did not meet the regulatory capital requirements of the Consent Order. The following table summarizes the capital measures of the Bank at March 31, 2014 and December 31, 2013:

			FDIC Guideline Requirements
	March 31, 2014	December 31, 2013	Adequately- Capitalized	Well- Capitalized	Consent Order

Leverage ratio	4.62	4.21	4.00	5.00	8.00

Tier I risk-based capital ratio	6.09	5.29	4.00	6.00	*

Total risk-based capital ratio	7.36	6.55	8.00	10.00	12.00

* No additional requirement is established by the Consent Order

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Financial Condition at March 31, 2014 and December 31, 2013

Overview

The Bank’s total assets increased by $4.0 million to $132.8 million at March 31, 2014, from $128.8 million at December 31, 2013, due to an increase of $8.4 million in securities and a $2.3 million reduction in cash. Deposits increased by $3.1 million to $101.8 million at March 31, 2014, from $98.7 million at December 31, 2013. Total stockholders’ equity increased $0.7 million to $0.4 million at March 31, 2014 from $(216,000) at December 31, 2013, due to $330,000 in net earnings, an unrealized OCI gain of $125,000 and $210,000 of common stock issued as compensation to directors for the three month period ended March 31, 2014.

The following table shows selected information for the periods ended or at the dates indicated:

	Three Months	Year	Three Months
	Ended	Ended	Ended
	March 31,	December 31,	March 31,
	2014	2013	2013

Average equity as a percentage of average assets	0.21%	2.44%	4.23%

Equity to total assets at end of period	0.34%	(0.17)%	3.49%

Return on average assets (1)	1.02%	(5.29)%	(6.16)%

Return on average equity (1)	481.75%	(216.76)%	(145.47)%

Noninterest expenses to average assets (1)	2.39%	5.76%	3.90%
___________________________
(1) Annualized for the three months ended March 31, 2014 and 2013.

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

Deposits are our primary source of funds. Under the Consent Order, the interest rate that the Bank pays on its market area deposits is restricted. It is possible that the Bank could experience a decrease in deposit inflows, or the migration of current deposits to competitor institutions, if other institutions offer higher interest rates than those permitted to be offered by the Bank. Despite these yield limitations, we believe that we have the ability to adjust rates on our deposits to attract or retain deposits as needed.

In addition to obtaining funds from depositors, we may borrow funds from other financial institutions. At March 31, 2014, the Bank had outstanding borrowings of $22.7 million, against its $31.7 million in established borrowing capacity with the FHLB. The Bank’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. In 2010, the Bank obtained an available discount window credit line with the Federal Reserve Bank, currently $1.8 million. The Federal Reserve Bank line is subject to collateral requirements and must be repaid within 90 days; each advance is subject to prior Federal Reserve Bank consent. The Bank also has a $2.5 million line of credit with SunTrust and a $1 million line of credit with Independent Bankers Bank. We measure and monitor our liquidity daily and believe our liquidity sources are adequate to meet our operating needs.

The Company, on an unconsolidated basis, typically relies on dividends from the Bank to fund its operating expenses, primarily expenses of being publicly held, and to make interest payments on its outstanding trust preferred securities. Under the Consent Order, the Bank is currently unable to pay dividends without prior regulatory approval. In addition, under the Written Agreement, we may not pay interest payments on the trust preferred securities or dividends on our common stock, incur any additional indebtedness at the holding company level, or redeem our common stock without the prior regulatory approval of the Federal Reserve Bank. Since January 2010, we have deferred interest payments on our trust preferred securities.

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

The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. As of March 31, 2014, the Company had commitments to extend credit totaling $0 million.

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

	Three Months Ended March 31,
	2014			2013
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans	$80,678	$973	4.82%	$89,442	$1,093	4.89%
Securities	29,284	249	3.40	18,581	192	4.13
Other (1)	6,569	13	0.79	15,548	16	0.41

Total interest-earning assets/interest income	116,531	1,235	4.24	123,571	1,301	4.21

Cash and due from banks	2,976			4,076
Premises and equipment	2,886			2,915
Other	7,231			9,574

Total assets	$129,624			$140,136

Interest-bearing liabilities:
Savings, NOW and money-market deposits	30,685	40	0.52	33,579	49	0.58
Time deposits	64,983	145	0.89	61,310	180	1.17
Borrowings (2)	27,895	61	0.87	32,855	335	4.08

Total interest-bearing liabilities/interest expense	123,563	246	0.80	127,744	564	1.77

Noninterest-bearing demand deposits	3,573			3,757
Other liabilities	2,214			2,704
Stockholders’ equity	274			5,931

Total liabilities and stockholders’ equity	$129,624			$140,136

Net interest income		$989			$737

Interest rate spread (3)			3.44%			2.44%

Net interest margin (4)			3.39%			2.39%

Ratio of average interest-earning assets to average interest-bearing liabilities	0.94			0.97

(1)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances and junior subordinated debenture.
(3)	Interest rate spread represents the difference between average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Comparison of the Three-Month Periods Ended March 31, 2014 and 2013

General. Net earnings for the three months ended March 31, 2014, were $330,000 or $.04 per basic and diluted share compared to a net loss of $2.2 million or $(.27) per basic and diluted share for the period ended March 31, 2013. This increase in the Company’s earnings was primarily due to a $1.4 million decrease in provision for loan losses and a $.7 million decrease in foreclosed real estate expense.

Interest Income. Interest income decreased to $1.2 million for the three months ended March 31, 2014 from $1.3 million for the three months ended March 31, 2013.

Interest Expense. Interest expense on deposits decreased to $.2 million for the three months ended March 31, 2014 from $.6 million for the three months ended March 31, 2013. This decrease resulted primarily from the replacement of higher cost longer term Federal Home Loan Bank advances with lower cost shorter term advances in December 2013.

Provision for Loan Losses. The provision for loan losses for the three months ended March 31, 2014, was $0 compared to $1.4 million for the same period in 2013. The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio at March 31, 2014. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $2.2 million or 2.79% of loans outstanding at March 31, 2014, compared to $2.2 million, or 2.73% of loans outstanding at December 31, 2013. Management believes the balance in the allowance for loan losses at March 31, 2014 is adequate.

Noninterest Income. Total noninterest income increased to $117,000 for the three months ended March 31, 2014, from $46,000 for the three months ended March 31, 2013 primarily due to an increase in fees.

Noninterest Expenses. Total noninterest expenses decreased to $0.8 million for the three months ended March 31, 2014 compared to $1.4 million for the three months ended March 31, 2013, primarily due to a decrease in foreclosure expenses.

Other-Than-Temporary Impairment on Securities. Other-than-temporary impairment on securities decreased to $0 for the three month period ended March 31, 2014 from $0.2 million for the same period in 2013. The impairment in 2013 resulted from periodic impairment analysis with respect to the private-label mortgage-backed securities portfolio. No such impairments were recognized during 2014.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Item 4. Controls and Procedures

The Company’s management evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report, and, based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Non-Employee Director Share Issuances

On March 31, 2014, the Company allocated 174,861 shares of its common stock to the Company’s non-employee directors under the Company’s 2011 Equity Incentive Plan and the Company’s Non-Employee Director Compensation Plan (the “Director Compensation Plan”) for attendance fees at board meetings of the Company during the first quarter of 2014. Under the Director Compensation Plan, which became effective on January 1, 2012, fees for attendance at board and committee meetings are payable 75% in shares of common stock and 25% in cash on a quarterly basis. The shares were issued at the price of $1.12, the fair market value of the shares on the date of issuance. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 6. Exhibits

The exhibits contained in the Exhibit Index following the signature page are filed with or incorporated by reference into this report.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date:	May 1, 2014	By:	/s/ Thomas Procelli
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