Form 10-Q
period 2014-06-30
OptimumBank Holdings, Inc.
filed 2014-08-14
CIK 1288855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  9,062,537 shares of Common Stock, $.01 par value, issued and outstanding as of August 14, 2014.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	June 30,	December 31,
Assets	2014	2013
	(Unaudited)

Cash and due from banks	$10,055	$5,451
Interest-bearing deposits with banks	3,373	8,430

Total cash and cash equivalents	13,428	13,881

Securities available for sale	33,655	22,990
Loans, net of allowance for loan losses of $2,238 and $2,211	71,552	79,249
Federal Home Loan Bank stock	1,139	1,196
Premises and equipment, net	2,842	2,879
Foreclosed real estate, net	4,788	7,553
Accrued interest receivable	474	496
Other assets	486	539

Total assets	$128,364	$128,783

Liabilities and Stockholders’ Equity (Deficit)

Liabilities:
Noninterest-bearing demand deposits	5,230	3,775
Savings, NOW and money-market deposits	30,111	30,801
Time deposits	60,522	64,116

Total deposits	95,863	98,692

Federal Home Loan Bank advances	22,740	22,740
Junior subordinated debenture	5,155	5,155
Advanced payment by borrowers for taxes and insurance	584	315
Official checks	383	344
Other liabilities	1,660	1,753

Total liabilities	126,385	128,999

Stockholders’ equity (deficit):
Preferred stock, no par value; 6,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized 8,234,818 and 8,011,077 shares issued and outstanding in 2014 and 2013	82	80
Additional paid-in capital	31,732	31,463
Accumulated deficit	(30,090)	(31,763)
Accumulated other comprehensive income	255	4

Total stockholders’ equity (deficit)	1,979	(216)

Total liabilities and stockholders’ equity (deficit)	$128,364	$128,783

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Interest income:
Loans	$1,525	$1,067	$2,498	$2,161
Securities	277	184	526	376
Other	14	15	27	32

Total interest income	1,816	1,266	3,051	2,569

Interest expense:
Deposits	173	219	358	448
Borrowings	62	309	122	645

Total interest expense	235	528	480	1,093

Net interest income	1,581	738	2,571	1,476

Provision for loan losses	—	822	—	2,194

Net interest income (expense) after provision for loan losses	1,581	(84)	2,571	(718)

Noninterest income:
Service charges and fees	66	24	82	57
Loan costs recovery	470	—	470	—
Other	12	7	112	19

Total noninterest income	548	31	664	76

Noninterest expenses:
Salaries and employee benefits	496	571	1,020	1,059
Occupancy and equipment	124	129	253	265
Data processing	79	79	160	151
Professional fees	236	382	345	549
Insurance	36	79	71	158
Foreclosed real estate	(360)	691	(799)	976
Regulatory assessment	111	82	217	170
Other	64	44	295	93

Total noninterest expenses	786	2,057	1,562	3,421

Other-than-temporary impairment on securities:
Total other-than-temporary impairment losses	—	149	—	353
Portion of losses recognized in other comprehensive income	—	—	—	—

Net earnings (loss)	$1,343	$(2,259)	$1,673	$(4,416)

Net earnings (loss) per share-
Basic and diluted	$.16	$(.29)	$.21	$(.56)

Dividends per share	$—	$—	$—	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net earnings (loss)	$1,343	$(2,259)	$1,673	$(4,416)

Other comprehensive income (loss)-
Unrealized gains on securities available for sale:
Unrealized gain arising during the period	202	61	405	234
Other-than-temporary impairment on securities	—	149	—	353

Unrealized holding gains (losses) arising during period	202	(88)	405	(119)

Deferred income taxes on above change	76	—	154	—

Total other comprehensive income (loss)	126	(88)	251	(119)

Comprehensive income (loss)	$1,469	$(2,347)	$1,924	$(4,535)

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

Six Months Ended June 30, 2014 and 2013

(Dollars in thousands)

					Accumulated
					Other	Total
			Additional		Compre-	Stockholders’
	Common Stock		Paid-In	Accumulated	hensive	Equity
	Shares	Amount	Capital	Deficit	Income	(Deficit)

Balance at December 31, 2012	7,877,800	$79	31,293	(24,688)	226	6,910

Common stock issued as compensation to directors (unaudited)	13,417	—	23	—	—	23

Net loss for the six months ended June 30, 2013 (unaudited)	—	—	—	(4,416)	—	(4,416)

Net change in unrealized loss on securities available for sale (unaudited)	—	—	—	—	(119)	(119)

Balance at June 30, 2013 (unaudited)	7,891,217	$79	31,316	(29,104)	107	2,398

Balance at December 31, 2013	8,011,077	$80	31,463	(31,763)	4	(216)

Proceeds from sale of common stock (unaudited)	41,000	—	51	—	—	51

Common stock issued as compensation to directors (unaudited)	182,741	2	218	—	—	220

Net earnings for the six months ended June 30, 2014 (unaudited)	—	—	—	1,673	—	1,673

Net change in unrealized gain on securities available for sale (unaudited)	—	—	—	—	251	251

Balance at June 30, 2014 (unaudited)	8,234,818	$82	31,732	(30,090)	255	1,979

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net earnings (loss)	$1,673	(4,416)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	91	97
Provision for loan losses	—	2,194
Net amortization of fees, premiums and discounts	336	(339)
Common stock issued as compensation to directors	220	23
Decrease (increase) in other assets	(101)	276
(Gain) loss on sale of foreclosed real estate	(809)	135
Provision for losses on foreclosed real estate	159	724
Decrease (increase) in accrued interest receivable	22	(4)
Other-than-temporary impairment of securities available for sale	—	353
(Decrease) increase in official checks and other liabilities	(54)	320

Net cash provided by (used in) operating activities	1,537	(637)

Cash flows from investing activities:
Purchase of securities available for sale	(12,182)	(5,504)
Principal repayments of securities available for sale	1,882	3,149
Net decrease (increase) in loans	6,850	(2,173)
Purchase of premises and equipment	(54)	(132)
Proceeds from sale of foreclosed real estate, net	3,966	2,942
Redemption of Federal Home Loan Bank stock	57	59

Net cash provided by (used in) investing activities	519	(1,659)

Cash flows from financing activities:
Net decrease in deposits	(2,829)	(3,932)
Net increase in advance payments by borrowers for taxes and insurance	269	282
Proceeds from sale of common stock	51	—

Net cash used in financing activities	(2,509)	(3,650)

Net decrease in cash and cash equivalents	(453)	(5,946)

Cash and cash equivalents at beginning of the period	13,881	23,611

Cash and cash equivalents at end of the period	$13,428	17,665

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Six Months Ended
	June 30,
	2014	2013
Supplemental disclosure of cash flow information:
Cash paid during the period for- Interest	$402	$1,035

Noncash investing and financing activities:
Change in accumulated other comprehensive income, net change in unrealized gain on securities available for sale	$251	$(119)

Loans transferred to foreclosed real estate	$551	$697

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General. OptimumBank Holdings, Inc. (the “Holding Company”) is a one-bank holding company and owns 100% of OptimumBank (the “Bank”), a Florida-chartered commercial bank. The Bank’s wholly-owned subsidiaries are OB Real Estate Management, LLC, OB Real Estate Holdings, LLC, OB Real Estate Holding 1503, LLC, OB Real Estate Holdings 1645, OB Real Estate Holdings 1616, OB Real Estate Holdings 1710, OB Real Estate Holdings 1692, and OB Real Estate Holdings 1704 (the “Real Estate Holding Subsidiaries”). The Holding Company’s only business is the operation of the Bank and its subsidiaries (collectively, the “Company”). The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of commercial banking services to individual and corporate customers through its three banking offices located in Broward County, Florida. The Real Estate Holding Subsidiaries are primarily engaged in holding and disposing of foreclosed real estate. OB Real Estate Management, LLC, OB Real Estate Holdings, LLC and OB Real Estate Holdings 1503, LLC had no activity in 2014 or 2013.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2014, and the results of operations for the three- and six-month periods ended June 30, 2014 and 2013. The results of operations for the three and six months ended June 30, 2014, are not necessarily indicative of the results to be expected for the full year.

Going Concern Status. In prior years, the Company suffered losses from operations and continuing high levels of noninterest expenses. The Bank is subject to a Consent Order which requires the maintenance at a 12% total risk-based capital ratio. At June 30, 2014, the Bank’s total risk-based capital ratio of 9.47% is below the 12% level required by the Consent Order. As of June 30, 2014, the Bank needed approximately $2.3 million in additional capital to comply with the 12% total risk-based capital requirement of the Consent Order. The Company has taken certain actions which are expected to increase operating profits and improve capital ratios as follows:

The Company has identified certain structural or contract related expenses that previously adversely impacted the Company’s ability to achieve core operational profitability. These were: (i) $20 million in long term Federal Home Loan Bank Advances with above market interest rates that were extinguished in December 2013 and replaced with lower interest rate advances. As a result of this restructuring, borrowing interest expense in 2014 and through the maturity of the new advances will be reduced annually by approximately $1.1 million; (ii) the Company’s Directors and Officers insurance was replaced with a policy from another insurance carrier. Annual expected savings totaling approximately $130,000, with no change in deductible or areas covered; and (iii) the contract for core system processing is also being reviewed with additional savings anticipated. In addition, as part of the Company’s strategic planning process, other initiatives are being developed to achieve branch and operational efficiencies.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General, Continued.

Going Concern Status, Continued. The Company sold 714,286 shares of common stock for an aggregate amount of $800,000 on July 1, 2014. The Company is in the process of raising additional capital. It is anticipated that this effort will raise between $3 million and $4 million in common shares to both existing and new investors. A formal Plan, including necessary shareholder approval, to achieve the 8% and 12% targets was completed in the second quarter of 2014. However, there can be no assurance that the Company will be successful in its efforts to raise capital.

Management continues to forecast the Company to be profitable for 2014 unless it incurs unforeseen loan loss provisions. Management has considered these factors in evaluating the Company’s ability to continue as a going concern and believes the Company will be able to meet all of its financial obligations and continue to operate as a going concern at least through June 30, 2015.

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

Income Taxes. The Company assessed its earnings history and trends and its estimate of future earnings, and determined that it is more likely than not that the deferred tax asset will not be realized at June 30, 2014. Accordingly, a valuation allowance was recorded against the net deferred tax asset. However, management will evaluate the Company’s projected future taxable income at each quarter’s end and believes sufficient taxable income to allow for reversal of the valuation allowance may occur in 2015.

Recent Accounting Standards Update. In January 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure”, which is intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. These amendments clarify that when in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures are required. The amendments are effective for the Company beginning January 1, 2015.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(1)	General, Continued.

Recent Accounting Standards Update, Continued. In June 2014, FASB issued ASU 2014-11, “Transfers and Servicing - Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” ASU 2014-11 requires, among other things, two accounting changes. First, the amendments in this update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. ASU 2014-11 is effective for the first interim or annual period beginning after December 15, 2014. The adoption of this guidance is not expected to have any impact on the Company's consolidated financial statements.

 In June 2014, FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires, among other things, that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The adoption of this guidance is not expected to have any impact on the Company's consolidated financial statements.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities. Securities have been classified according to management’s intent. The carrying amount of securities and approximate fair values are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale:
At June 30, 2014:
Mortgage-backed securities	$12,371	$324	$(25)	$12,670
U.S. Government and agency securities	20,875	159	(49)	20,985

	$33,246	$483	$(74)	$33,655

Securities Available for Sale:
At December 31, 2013:
Mortgage-backed securities	$10,425	$269	$(69)	$10,625
U.S. Government and agency securities	12,561	37	(233)	12,365

	$22,986	$306	$(302)	$22,990

The amortized cost and carrying value of securities at June 30, 2014 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without prepayment penalties. Securities not due at a single maturity date are shown separately (in thousands):

	Securities Available for Sale
	Amortized	Fair
	Cost	Value

Due in ten years or more	$20,875	20,985
Mortgage-backed securities	12,371	12,670

	$33,246	$33,655

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities, Continued. Securities with gross unrealized losses at June 30, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Over Twelve Months		Less Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
Securities Available for Sale:
Mortgage-backed securities	$(22)	$1,380	$(3)	$4,275
U.S. Government and agency securities	(40)	2,480	(9)	2,788
	$(62)	$3,860	$(12)	$7,063

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities, Continued. In evaluating mortgage-backed securities with unrealized losses, management utilizes various resources, including input from independent third party firms to perform an analysis of expected future cash flows. The process begins with an assessment of the underlying collateral backing the mortgage pools. Management develops specific assumptions using as much market data as possible and includes internal estimates as well as estimates published by rating agencies and other third-party sources. The data for the individual borrowers in the underlying mortgage pools are generally segregated by state, FICO score at issue, loan to value at issue and income documentation criteria. Mortgage pools are evaluated for current and expected levels of delinquencies and foreclosures, based on where they fall in the proscribed data set of FICO score, geographics, LTV and documentation type and a level of loss severity is assigned to each security based on its experience. The above-described historical data is used to develop current and expected measures of cumulative default rates as well as ultimate loss frequency and severity within the underlying mortgages. This reveals the expected future cash flows within the mortgage pool. The data described above is then input to an industry recognized model to assess the behavior of the particular security tranche owned by the Company. Significant inputs in this process include the structure of any subordination structures, if applicable, and are dictated by the structure of each particular security as laid out in the offering documents. The forecasted cash flows from the mortgage pools are input through the security structuring model to derive expected cash flows for the specific security owned by the Company to determine if the future cash flows are expected to exceed the book value of the security. The values for the significant inputs are updated on a regular basis.

(3)	Loans. The segments of loans are as follows (in thousands):

	At June 30,	At December 31,
	2014	2013

Residential real estate	$22,067	$26,468
Multi-family real estate	3,542	3,605
Commercial real estate	28,297	27,883
Land and construction	6,234	6,459
Commercial	13,409	16,584
Consumer	25	81

Total loans	73,574	81,080

Add (deduct):
Net deferred loan fees, costs and premiums	216	380
Allowance for loan losses	(2,238)	(2,211)

Loans, net	$71,552	$79,249

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued.

An analysis of the change in the allowance for loan losses follows (in thousands):

	Residential	Multi- Family	Commercial	Land
	Real	Real	Real	and
	Estate	Estate	Estate	Construction	Commercial	Consumer	Unallocated		Total
Three Months Ended June 30, 2014:
Beginning balance	$51	$6	$1,111	$451	$80	$—		$514	$2,213
Provision (credit) for loan losses	(16)	—	158	(19)	(14)	(3)		(106)	—
Charge-offs	—	—	—	—	—	—		—	—
Recoveries	20	1	1	—	—	3		—	25

Ending balance	$55	$7	$1,270	$432	$66	$—		$408	$2,238

Six Months Ended June 30, 2014:
Beginning balance	$49	$4	$934	$459	$61	$—		$704	$2,211
Provision (credit) for loan losses	(14)	2	336	(27)	5	(6)		(296)	—
Charge-offs	—	—	—	—	—	—		—	—
Recoveries	20	1	—	—	—	6		—	27

Ending balance	$55	$7	$1,270	$432	$66	$—		$408	$2,238

Three Months Ended June 30, 2013:
Beginning balance	$369	$43	$1,742	$130	$256	$—	$		$2,540
Provision (credit) for loan losses	(27)	(27)	1,018	(162)	23	(3)			822
Charge-offs	—	—	(950)	—	—	—		—	(950)
Recoveries	—	—	100	72	—	3		—	175

Ending balance	$342	$16	$1,910	$40	$279	$—	$		$2,587

Six Months Ended June 30, 2013:
Beginning balance	$434	$267	$1,372	$166	$216	$4		$—	$2,459
Provision (credit) for loan losses	5	(251)	2,585	(198)	63	(10)		—	2,194
Charge-offs	(97)	—	(2,147)	—	—	—		—	(2,244)
Recoveries	—	—	100	72	—	6		—	178

Ending balance	$342	$16	$1,910	$40	$279	$0		$—	$2,587

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued.

	Residential	Multi- Family	Commercial	Land
	Real	Real	Real	and
	Estate	Estate	Estate	Construction	Commercial	Consumer	Unallocated	Total
At June 30, 2014:
Individually evaluated for impairment:
Recorded investment	$5,140	$—	$4,146	$—	$1,183	$—	$—	$10,469
Balance in allowance for loan losses	$—	$—	$17	$—	$—	$—	$—	$17

Collectively evaluated for impairment:
Recorded investment	$16,927	$3,542	$24,151	$6,234	$12,226	$25	$—	$63,105
Balance in allowance for loan losses	$55	$7	$1,270	$415	$66	$—	$408	$2,221

At December 31, 2013:
Individually evaluated for impairment:
Recorded investment	$7,100	$—	$5,227	$—	$1,216	$—	$—	$13,543
Balance in allowance for loan losses	$—	$—	$192	$—	$—	$—	$—	$192

Collectively evaluated for impairment:
Recorded investment	$19,368	$3,605	$22,656	$6,459	$15,368	$81	$—	$67,537
Balance in allowance for loan losses	$49	$4	$742	$458	$61	$—	$705	$2,019

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. The Company has divided the loan portfolio into six portfolio segments, each with different risk characteristics and methodologies for assessing risk. All loans are underwritten in accordance with written policies set forth and approved by the Board of Directors (“Board”). The portfolio segments identified by the Company are as follows:

Residential Real Estate, Multi-Family Real Estate, Commercial Real Estate, Land and Construction. Residential real estate loans are underwritten based on repayment capacity and source, value of the underlying property, credit history and stability. Multi-family real estate and commercial real estate loans are secured by the subject property and are underwritten based on among other factors, loan to value limits, cash flow coverage and general creditworthiness of the obligors. Land and construction loans to borrowers are to finance the construction of owner occupied and leased properties. These loans are categorized as construction loans during the construction period, later converting to commercial or residential real estate loans after the construction is complete and amortization of the loan begins. Land and construction loans are approved based on an analysis of the borrower and guarantor, the viability of the project and on an acceptable percentage of the appraised value of the property securing the loan. Real estate development and construction loan funds are disbursed periodically based on the percentage of construction completed. The Company carefully monitors these loans with on-site inspections and requires the receipt of lien waivers on funds advanced. Land and construction loans are typically secured by the properties under development or construction, and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely on the value of the underlying property, the Company considers the market conditions and feasibility of proposed projects, the financial condition and reputation of the borrower and guarantors, the amount of the borrower’s equity in the project, independent appraisals, costs estimates and pre-construction sale information. The Company also makes loans on occasion for the purchase of land for future development by the borrower. Land loans are extended for the future development for either commercial or residential use by the borrower. The Company carefully analyzes the intended use of the property and the viability thereof.

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

The following summarizes the loan credit quality (in thousands):

		Other Loans
		Especially
	Pass	Mentioned	Substandard	Doubtful	Loss	Total
At June 30, 2014:
Residential real estate	$15,653	$—	$6,414	$—	$—	$22,067
Multi-family real estate	3,542	—	—	—	—	3,542
Commercial real estate	25,407	616	2,274	—	—	28,297
Land and construction	4,278	1,956	—	—	—	6,234
Commercial	8,507	—	4,902	—	—	13,409
Consumer	25	—	—	—	—	25

Total	$57,412	$2,572	$13,590	$—	$—	$73,574

At December 31, 2013:
Residential real estate	$18,260	$1,290	$6,918	$—	$—	$26,468
Multi-family real estate	3,605	—	—	—	—	3,605
Commercial real estate	18,544	2,539	6,800	—	—	27,883
Land and construction	4,493	1,966	—	—	—	6,459
Commercial	13,056	546	2,982	—	—	16,584
Consumer	81	—	—	—	—	81

Total	$58,039	$6,341	$16,700	$—	$—	$81,080

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. Internally assigned loan grades are defined as follows:

Pass – a Pass loan’s primary source of loan repayment is satisfactory, with secondary sources very likely to be realized if necessary. These are loans that conform in all aspects to bank policy and regulatory requirements, and no repayment risk has been identified.

Other Loans Especially Mentioned – an Other Loan Especially Mentioned has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or the Company’s credit position at some future date.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At June 30, 2014:
Residential real estate	$—	$—	$—	$—	$19,699	$2,368	$22,067
Multi-family real estate	—	—	—	—	3,542	—	3,542
Commercial real estate	—	—	—	—	27,217	1,080	28,297
Land and construction	—	—	—	—	6,234	—	6,234
Commercial	—	—	—	—	12,226	1,183	13,409
Consumer	—	—	—	—	25	—	25

Total	$—	$—	$—	$—	$68,943	$4,631	$73,574

At December 31, 2013:
Residential real estate	$1,290	$—	$—	$1,290	$20,895	$4,283	$26,468
Multi-family real estate	—	—	—	—	3,605	—	3,605
Commercial real estate	—	—	—	—	24,565	3,318	27,883
Land and construction	—	—	—	—	6,459	—	6,459
Commercial	281	—	—	281	15,087	1,216	16,584
Consumer	—	—	—	—	81	—	81

Total	$1,571	$—	$—	$1,571	$70,692	$8,817	$81,080

The following summarizes the amount of impaired loans (in thousands):

	At June 30, 2014			At December 31, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Residential real estate	$5,140	$5,647	$—	$7,100	$7,607	$—
Commercial real estate	—	—	—	4,128	4,534	—
Commercial	1,183	1,425	—	1,216	1,458	—

With an allowance recorded-
Commercial real estate	$4,146	$5,960	$17	$1,099	$2,913	$192

Total:
Residential real estate	$5,140	$5,647	$—	$7,100	$7,607	$—
Commercial real estate	$4,146	$5,960	$17	$5,227	$7,447	$192
Commercial	$1,183	$1,425	$—	$1,216	$1,458	$—

Total	$10,469	$13,032	$17	$13,543	$16,512	$192

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Three Months Ended June 30,
	2014			2013
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received

Residential real estate	$6,914	$302	$80	$7,370	$56	$93
Commercial real estate	$6,066	$116	$54	$9,579	$—	$68
Land and construction	$—	$—	$—	$568	$—	$11
Commercial	$1,202	$—	$16	$—	$—	$—

Total	$14,182	$418	$150	$17,517	$56	$172

	Six Months Ended June 30,
	2014			2013
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received

Residential real estate	$6,959	$351	$198	$7,445	$152	$219
Commercial real estate	$4,756	$138	$76	$10,206	$—	$113
Land and construction	$—	$—	$—	$717	$—	$26
Commercial	$1,313	$—	$33	$—	$—	$—

Total	$13,028	$489	$307	$18,368	$152	$358

No loans have been determined to be troubled debt restructurings during the six months ended June 30, 2014 or 2013.

(4)	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2014 of the regulatory capital requirements and the Bank’s capital on a percentage basis:

		Consent Order
		Regulatory
	Bank	Requirement

Tier I capital to total average assets	5.69%	8.00%

Tier I capital to risk-weighted assets	8.21%	N/A

Total capital to risk-weighted assets	9.47%	12.00%

At June 30, 2014, the Bank is adequately capitalized. As a result of the Consent Order discussed in Note 10, the Bank cannot be categorized higher than “adequately capitalized” until the Consent Order is lifted, even if its ratios were to exceed those required to be a “well capitalized” bank.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Earnings (Loss) Per Share. Basic earnings (loss) per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. For 2013 basic and diluted loss per share is the same due to the net loss incurred by the Company. For 2014 basic and diluted earnings per share are the same because stock options outstanding during the period were not dilutive due to their exercise prices exceeding the fair value of the Company’s common stock during the period. Loss per common share has been restated for all periods presented to reflect the one-for-four reverse common share split effective May 31, 2013. Earnings (loss) per common share have been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted-average number of common shares outstanding used to calculate basic and diluted earnings (loss) per common share	8,222,926	7,882,623	8,121,677	7,880,250

(6)	Stock-Based Compensation. On December 27, 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan (“2011 Plan”). A total of 325,238 shares of common stock are available to be issued under the 2011 Plan. Options, restricted stock, performance share awards and bonus share awards in lieu of obligations may be issued under the 2011 Plan. Both incentive stock options and nonqualified stock options can be granted under the 2011 Plan. The exercise price of the stock options cannot be less than the fair market value of the common stock on the date of grant. Effective January 1, 2012, the Company adopted a Non-Employee Director Compensation Plan under which bonus shares issuable under the 2011 Plan may be earned as compensation to outside directors. During the six months ended June 30, 2014, 182,741 shares of stock valued at approximately $220,000 have been earned under the 2011 Plan and Non-Employee Director Compensation Plan as compensation to outside directors. During the six months ended June 30, 2013 13,180 shares of common stock valued at approximately $23,000 were earned under the 2011 Plan and Non-Employees Director Compensation Plan as compensation to outside directors.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock-Based Compensation, Continued. The Company’s prior stock option plan terminated on February 27, 2011. At June 30, 2014, no options were available for grant under this plan. Options must be exercised within ten years of the date of grant.

A summary of the activity in the prior plan is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	3,040	145.12
Expired June 30, 2014	(1,596)	145.12

Outstanding and exercisable at June 30, 2014	1,444	$145.12	1.5 years	$—

(7)	Fair Value Measurements. Securities available for sale measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2014:
Mortgage-backed securities	$12,670	$—	$12,670	$—
U.S. Government and agency securities	20,985	—	20,985	—

	$33,655	$—	$33,655	$—

As of December 31, 2013:
Mortgage-backed securities	$10,625	$—	$10,625	$—
U.S. Government and agency securities	12,365	—	12,365	—

	$22,990	$—	$22,990	$—

There were no transfers of securities between levels of inputs for the six months ended June 30, 2014.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(7)	Fair Value Measurements, Continued. Assets measured at fair value on a nonrecurring basis are as follows (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations
At June 30, 2014:
Residential real estate	$1,444	$—	$—	$1,444	$507	$—
Commercial real estate	2,970	—	—	2,970	3,269	—
Commercial	1,183	—	—	1,183	242	—

	$5,597	$—	$—	$5,597	$4,018	$—

Foreclosed real estate	$4,788	$—	$—	$4,788	$1,144	$9

At December 31, 2013:
Residential real estate	$1,523	$—	$—	$1,523	$507	$77
Commercial real estate	3,386	—	—	3,386	3,850	2,405
Commercial	1,216	—	—	1,216	242	—

	$6,125	$—	$—	$6,125	$4,599	$2,482

Foreclosed real estate	$7,553	$—	$—	$7,553	$1,696	$859

(8)	Fair Value of Financial Instruments. The estimated fair values and fair value measurement method with respect to the Company’s financial instruments were as follows (in thousands):

	At June 30, 2014			At December 31, 2013
	Carrying Amount	Fair Value	Level	Carrying Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$13,428	$13,428	1	$13,881	$13,881	1
Securities available for sale	33,655	33,655	2	22,990	22,990	2
Loans	71,552	71,314	3	79,249	79,043	3
Federal Home Loan Bank stock	1,139	1,139	3	1,196	1,196	3
Accrued interest receivable	474	474	3	496	496	3

Financial liabilities:
Deposit liabilities	95,863	96,092	3	98,692	99,003	3
Federal Home Loan Bank advances	22,740	22,744	3	22,740	22,734	3
Junior subordinated debenture	5,155	4,828	3	5,155	4,828	3
Off-balance sheet financial instruments	—	—	3	—	—	3

Discussion regarding the assumptions used to compute the estimated fair values of financial instruments can be found in Note 1 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(9)	Regulatory Matters - Company. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). On June 22, 2010, the Company entered into a written agreement with the Federal Reserve Bank of Atlanta (“Reserve Bank”) with respect to certain aspects of the operation and management of the Company (the “Written Agreement”).

The Written Agreement contains the following principal requirements:

•	The Board of the Company must take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to the Bank, including, but not limited to, taking steps to ensure that the Bank complies with the Consent Order entered into with the Office of Financial Regulation (“OFR”), the Federal Deposit Insurance Corporation (“FDIC”) and any other supervisory action taken by the Bank’s state or federal regulator.
•	The Company may not declare or pay any dividends without prior Reserve Bank and Federal Reserve approval.
•	The Company may not, directly or indirectly, take dividends or any other form of payment representing a reduction in capital from the Bank without prior Reserve Bank approval.
•	The Company and its nonbank subsidiary, OptimumBank Holdings Capital Trust I, may not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank and the Federal Reserve.
•	The Company and its nonbank subsidiary, OptimumBank Holdings Capital Trust I, may not, directly or indirectly, incur, increase, or guarantee any debt or purchase or redeem any shares of its stock without the prior written approval of the Reserve Bank.
•	The Company must obtain prior written consent from the Reserve Bank before appointing any new director or senior executive officer, or changing the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, and must comply with the regulations applicable to indemnification and severance payments.
•	The Company must provide quarterly progress reports to the Reserve Bank, along with parent company only financial statements.

Management believes the Company is in substantial compliance with the requirements of the Written Agreement.

(10)	Regulatory Matters - Bank. Effective April 16, 2010, the Bank consented to the issuance of a Consent Order by the FDIC and the OFR, also effective as of April 16, 2010. Effective February 28, 2014, the Consent Order was amended.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(10)	Regulatory Matters - Bank, Continued. The Consent Order represents an agreement among the Bank, the FDIC and the OFR as to areas of the Bank’s operations that warrant improvement and presents a plan for making those improvements. The Consent Order imposes no fines or penalties on the Bank. The Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and the OFR.

The Consent Order as amended contains the following principal requirements:

•	The Board of the Bank is required to increase its participation in the affairs of the Bank, assuming full responsibility for the approval of sound policies and objectives and for the supervision of all of the Bank’s activities, consistent with the role and expertise commonly expected for directors of banks of comparable size.
•	The Bank is required to have and retain qualified and appropriately experienced senior management, including a chief executive officer, a chief lending officer and a chief operating officer, who are given the authority to implement the provisions of the Consent Order.
•	Any proposed changes in the Bank’s Board of Directors or senior executive officers are subject to the prior consent of the FDIC and the OFR.
•	The Bank is required to maintain both a fully funded allowance for loan and lease losses satisfactory to the FDIC and the OFR and a minimum Tier 1 leverage capital ratio of 8% and a total risk-based capital ratio of 12% for as long as the Consent Order remains in effect.
•	The Bank shall develop, adopt and implement a written plan to ensure that the Bank is in compliance with the provisions of Section 658.33(2), Florida Statutes. Such plan must address how the Bank will ensure that at least three-fifths of the members of the Bank’s Board are current residents of the State of Florida and were residents of the State of Florida for one year preceding their election to the Board, and that at least three-fifths of the members of the Bank’s Board maintain their residence in the State of Florida for so long as they continue as members of the Board.
•	The Bank shall develop, adopt, and implement a written policy satisfactory to the Supervisory Authorities which shall govern the relationship between the Bank and its holding company and affiliates.
•	The Bank shall retain a bank consultant who will develop a written analysis and assessment of the Bank’s Board and management needs for the purpose of providing qualified management for the Bank.
•	The Bank shall submit a written plan to the Supervisory Authorities to reduce the remaining assets classified “Doubtful” and “Substandard” in the 2013 Report or any future regulatory examination report.
•	The Bank shall perform a risk segmentation analysis and shall develop and submit for review a revised written plan for systematically reducing and monitoring the Bank’s Commercial Real Estate Loans concentration of credit.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(10)	Regulatory Matters - Bank, Continued.

•	The Bank shall not extend, directly or indirectly, any additional credit to, or for the benefit of, any borrower who has a loan or other extension of credit from the Bank that has been charged-off or classified, in whole or in part, “Loss” or “Doubtful” and is uncollected.
•	The Bank shall not extend, directly or indirectly, any additional credit to, or for the benefit of, any borrower who has a loan or other extension of credit from the Bank that has been classified, in whole or part, “Substandard.”
•	The Bank shall revise its internal loan review and grading system.
•	The Board shall review, revise, and implement its written lending and collection policy to provide effective guidance and control over the Bank’s lending and credit administration functions.
•	The Bank shall prepare and submit to the Supervisory Authorities an acceptable written business/strategic plan covering the overall operation of the Bank.
•	The Bank shall implement a written plan to improve liquidity, contingency funding, interest rate risk and asset liability management.
•	The Bank shall revise and implement a written policy for managing interest rate risk in a manner that is appropriate to the size of the Bank and the complexity of its assets.
•	The Bank shall not accept, renew, or rollover any brokered deposit.
•	The Bank shall not declare or pay dividends, pay bonuses, or make any other form of payment outside the ordinary course of business resulting in a reduction of capital, without the prior written approval of the Supervisory Authorities.
•	The Bank shall notify the Supervisory Authorities at least sixty days prior to undertaking asset growth that exceeds 10% or more per annum or initiating material changes in asset or liability composition.
•	The Bank shall furnish written progress reports to the Supervisory Authorities within forty-five days from the end of each quarter, detailing the form and manner of any actions taken to secure compliance with this Consent Order.

The Bank is in the process of implementing comprehensive policies and plans to address all of the requirements of the Consent Order and has incorporated recommendations from the FDIC and OFR into these policies and plans. However, at June 30, 2014, the Bank was not in compliance with the minimum Tier 1 leverage capital ratio of 8% and a total risk-based capital ratio of 12% and a requirement to reduce the Bank’s concentration in commercial real estate loans.

(11)	Junior Subordinated Debenture. The terms of the debenture agreement allow the Company to defer payments of interest on the debenture by extending the interest payment period at any time during the term of the debenture for up to twenty consecutive quarterly periods. The Company has elected its right to defer payment of interest on the debenture. Accrued and unpaid interest on the debenture totaled $714,000 at June 30, 2014. The Company will have completed twenty consecutive quarterly interest deferrals as of October 2014 and all accrued and unpaid interest will be due at that time. In the opinion of management, the Company will have sufficient resources to pay the accrued and unpaid interest at that time subject to the requirement to obtain regulatory approval, which will be requested in the third quarter.

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

Capital Levels

At June 30, 2014, the Bank did not meet the regulatory capital requirements of the Consent Order. The following table summarizes the capital measures of the Bank at June 30, 2014 and December 31, 2013:

			FDIC Guideline Requirements
	June 30, 2014	December 31, 2013	Adequately- Capitalized	Well- Capitalized	Consent Order

Leverage ratio	5.69	4.21	4.00	5.00	8.00

Tier I risk-based capital ratio	8.21	5.29	4.00	6.00	*

Total risk-based capital ratio	9.47	6.55	8.00	10.00	12.00

*No additional requirement is established by the Consent Order

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Financial Condition at June 30, 2014 and December 31, 2013

Overview

The Bank’s total assets decreased by $0.4 million to $128.4 million at June 30, 2014, from $128.8 million at December 31, 2013, due to an increase of $10.7 million in securities offset by a reduction of $7.7 million in net loans and $2.8 million in net foreclosed real estate. Deposits decreased by $2.8 million to $95.9 million at June 30, 2014, from $98.7 million at December 31, 2013. Total stockholders’ equity increased $2.2 million to $2.0 million at June 30, 2014 from $(216,000) at December 31, 2013, due to $1.7 million in net earnings, increase in unrealized gain on securities available for sale of $251,000 and $220,000 of common stock issued as compensation to directors for the six month period ended June 30, 2014.

The following table shows selected information for the periods ended or at the dates indicated:

	Six Months Ended June 30, 2014	Year Ended December 31, 2013	Six Months Ended June 30, 2013
Average equity as a percentage of average assets	0.52%	2.44%	3.48%

Equity to total assets at end of period	1.54%	(0.17)%	1.76%

Return on average assets (1)	2.57%	(5.29)%	(6.37)%

Return on average equity (1)	494.97%	(216.76)%	(182.93)%

Noninterest expenses to average assets (1)	2.40%	5.76%	4.94%

(1)	Annualized for the six months ended June 30, 2014 and 2013.

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

Deposits are the Bank’s primary source of funds. Under the Consent Order, the interest rate that the Bank pays on its market area deposits is restricted. It is possible that the Bank could experience a decrease in deposit inflows, or the migration of current deposits to competitor institutions, if other institutions offer higher interest rates than those permitted to be offered by the Bank. Despite these yield limitations, management believes that the Bank has the ability to adjust its rates on its deposits to attract or retain deposits as needed.

In addition to obtaining funds from depositors, the Bank may borrow funds from other financial institutions. At June 30, 2014, the Bank had outstanding borrowings of $22.7 million, against its $31.0 million in established borrowing capacity with the FHLB. The Bank’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. In 2010, the Bank obtained an available discount window credit line with the Federal Reserve Bank, currently $1.8 million. The Federal Reserve Bank line is subject to collateral requirements and must be repaid within 90 days; each advance is subject to prior Federal Reserve Bank consent. The Bank also has a $2.5 million line of credit with SunTrust and a $1 million line of credit with Independent Bankers Bank. Management measures and monitors liquidity daily and believes its liquidity sources are adequate to meet its operating needs.

The Company, on an unconsolidated basis, typically relies on dividends from the Bank to fund its operating expenses, primarily expenses of being publicly held, and to make interest payments on its outstanding trust preferred securities. Under the Consent Order, the Bank is currently unable to pay dividends without prior regulatory approval.  In addition, under the Written Agreement, the Bank may not pay interest payments on the trust preferred securities or dividends on its common stock, incur any additional indebtedness at the holding company level, or redeem its common stock without the prior regulatory approval of the Federal Reserve Bank. Since January 2010, the Bank has deferred interest payments on its trust preferred securities.

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

The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. As of June 30, 2014, the Company had $3,370,000 in commitments to extend credit.

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

	Three Months Ended June 30,
	2014			2013
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$76,853	$1,525	7.94%	$86,821	$1,067	4.92%
Securities	34,134	277	3.25	18,376	184	4.01
Other (1)	5,998	14	0.93	15,731	15	0.38

Total interest-earning assets/interest income	116,985	1,816	6.21	120,928	1,266	4.19

Cash and due from banks	5,874			4,948
Premise and equipment	2,866			2,939
Other	4,691			8,217

Total assets	$130,416			$137,032

Interest-bearing liabilities:
Savings, NOW and money-market deposits	30,195	38	0.50	33,024	49	0.59
Time deposits	64,429	135	0.84	60,825	170	1.12
Borrowings (2)	27,895	62	0.89	32,855	309	3.76

Total interest-bearing liabilities/ interest expense	122,519	235	0.77	126,704	528	1.67

Noninterest-bearing demand deposits	4,386			3,527
Other liabilities	2,433			3,077
Stockholders’ equity	1,078			3,724

Total liabilities and stockholders’ equity	$130,416			$137,032

Net interest income		$1,581			$738

Interest-rate spread (3)			5.44%			2.52%

Net interest margin (4)			5.41%			2.44%

Ratio of average interest-earning assets to average interest-bearing liabilities	0.95			0.95

(1)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and junior subordinated debenture.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30,
	2014			2013
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
			($ in thousands)
Interest-earning assets:
Loans	$78,766	$2,498	6.34%	$88,132	$2,161	4.90%
Securities	31,709	526	3.32	18,479	376	4.07
Other (1)	6,284	27	0.86	15,640	32	0.40

Total interest-earning assets/interest income	116,759	3,051	5.23	122,251	2,569	4.20

Cash and due from banks	4,425			4,512
Premise and equipment	2,876			2,927
Other	5,960			8,894

Total assets	$130,020			$138,584

Interest-bearing liabilities:
Savings, NOW and money-market deposits	30,440	77	0.51	33,300	97	0.59
Time deposits	64,706	281	0.87	61,068	351	1.15
Borrowings (2)	27,895	122	0.88	32,855	645	3.92

Total interest-bearing liabilities/ interest expense	123,041	480	0.78	127,223	1,093	1.72

Noninterest-bearing demand deposits	3,980			3,642
Other liabilities	2,323			2,891
Stockholders’ equity	676			4,828

Total liabilities and stockholders’ equity	$130,020			$138,584

Net interest income		$2,571			$1,476

Interest-rate spread (3)			4.45%			2.48%

Net interest margin (4)			4.40%			2.41%

Ratio of average interest-earning assets to average interest-bearing liabilities	0.95			0.96

(1)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and junior subordinated debenture.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Comparison of the Three-Month Periods Ended June 30, 2014 and 2013

General. Net earnings for the three months ended June 30, 2014, was $1.3 million or $.16 per basic and diluted share compared to a net loss of $2.3 million or $(.29) per basic and diluted share for the period ended June 30, 2013. This increase in net earnings was partially due to a $0.8 million decrease in provision for loan losses, a $1.1 million decrease in foreclosed real estate expenses and a $0.5 million increase in loan costs recovery income related to two loans which were on nonaccrual and were repaid by the borrowers.

Interest Income. Interest income increased to $1.8 million for the three months ended June 30, 2014 from $1.3 million for the three months ended June 30, 2013 primarily as a result of interest income recognized with respect to two loans which were on nonaccrual and were repaid by the borrowers.

Interest Expense. Interest expense decreased to $0.2 million for the three months ended June 30, 2014 from $0.5 million for the three months ended June 30, 2013. Interest expense decreased primarily due to a decrease in the average balance in time deposits and the average yield paid on all deposits during 2014 as well as the replacement of higher cost longer term Federal Home Loan Bank advances with lower cost shorter term advances in December 2013.

Provision for Loan Losses. The provision for the three months ended June 30, 2014, was $0 compared to $0.8 million for the same period in 2013. The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio at June 30, 2014. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $2.2 million or 3.0% of loans outstanding at June 30, 2014, compared to $2.2 million, or 2.73% of loans outstanding at December 31, 2013. Management believes the balance in the allowance for loan losses at June 30, 2014 is adequate.

Noninterest Income. Total noninterest income increased to $548,000 from $31,000 for the three months ended June 30, 2014, compared to the three months ended June 30, 2013 primarily as a result of a loan cost recovery of $500,000.

Noninterest Expenses. Total noninterest expenses decreased to $0.8 million for the three months ended June 30, 2014 compared to $2.1 million for the three months ended June 30, 2013, primarily due to a decrease in expenses related to foreclosed real estate.

Other-Than-Temporary Impairment on Securities. Other-than-temporary impairment on securities decreased to $0 for the three months ended June 30, 2014 from $0.2 million.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Comparison of the Six-Month Periods Ended June 30, 2014 and 2013

General. Net earnings for the six months ended June 30, 2014, was $1.7 million or $.21 per basic and diluted share compared to a net loss of $4.4 million or $(.56) per basic and diluted share for the period ended June 30, 2013. The increase in the Company’s net earnings was primarily due to a $1.9 million decrease in noninterest expense, a $2.2 million decrease in provision for loan losses and a $0.5 million increase in loan costs recovery income related to two loans which were on nonaccrual and were repaid by the borrowers.

Interest Income. Interest income increased to $3.1 million for the six months ended June 30, 2014 from $2.6 million for the six months ended June 30, 2013 primarily as a result of interest income recognized with respect to two loans which were on nonaccrual and were repaid by the borrowers.

Interest Expense. Interest expense on deposits and borrowings decreased to $0.5 million for the six months ended June 30, 2014 from $1.1 million for the six months ended June 30, 2013. Interest expense decreased primarily due to a decrease in the average balance in time deposits and the average yield paid on all deposits during 2014 as well as the replacement of higher cost longer term Federal Home Loan Bank advances with lower cost shorter term advances in December 2013.

Provision for Loan Losses. The provision for the six months ended June 30, 2014, was $0 compared to $2.2 million for the same period in 2013. The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio at June 30, 2014. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $2.2 million or 3.0% of loans outstanding at June 30, 2014, compared to $2.2 million, or 2.73% of loans outstanding at December 31, 2013. Management believes the balance in the allowance for loan losses at June 30, 2014 is adequate.

Noninterest Income. Total noninterest income increased to $664,000 from $76,000 for the six months ended June 30, 2014, compared to the six months ended June 30, 2013 primarily as a result of a loan cost recovery of $500,000.

Noninterest Expenses. Total noninterest expenses decreased to $1.6 million for the six months ended June 30, 2014 compared to $3.4 million for the six months ended June 30, 2013, primarily due to a decrease in related to foreclosed real estate.

Other-Than-Temporary Impairment on Securities. Other-than-temporary impairment on securities decreased to $0 for the six month period ended June 30, 2014 from $.4 million for the same period in 2013. The impairment resulted from our periodic impairment analysis with respect to our private-label mortgage-backed securities portfolio.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Item 4. Controls and Procedures

The Company’s management evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report, and, based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Non-Employee Director Share Issuances

On June 30, 2014, the Company allocated 7,880 shares of its common stock to the Company’s non-employee directors under the Company’s 2011 Equity Incentive Plan and the Company’s Non-Employee Director Compensation Plan (the “Director Compensation Plan”) for attendance fees at board meetings of the Company during the first quarter of 2014. Under the Director Compensation Plan, which became effective on January 1, 2012, fees for attendance at board and committee meetings are payable 75% in shares of common stock and 25% in cash on a quarterly basis. The shares were issued at the price of $1.26, the fair market value of the shares on the date of issuance. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 6. Exhibits

The exhibits contained in the Exhibit Index following the signature page are filed with or incorporated by reference into this report.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date:	August 14, 2014	By:	/s/ Thomas Procelli
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