Form 10-Q
period 2014-09-30
OptimumBank Holdings, Inc.
filed 2014-11-12
CIK 1288855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,295,972 shares of Common Stock, $.01 par value, issued and outstanding as of November 13, 2014.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	September 30,	December 31,
Assets	2014	2013
	(Unaudited)

Cash and due from banks	$5,839	$5,451
Interest-bearing deposits with banks	2,930	8,430

Total cash and cash equivalents	8,769	13,881

Securities available for sale	28,488	22,990
Loans, net of allowance for loan losses of $2,241 and $2,211	75,725	79,249
Federal Home Loan Bank stock	1,139	1,196
Premises and equipment, net	2,820	2,879
Foreclosed real estate, net	4,970	7,553
Accrued interest receivable	447	496
Other assets	475	539

Total assets	$122,833	$128,783

Liabilities and Stockholders’ Equity (Deficit)

Liabilities:
Noninterest-bearing demand deposits	6,680	3,775
Savings, NOW and money-market deposits	26,625	30,801
Time deposits	55,818	64,116

Total deposits	89,123	98,692

Federal Home Loan Bank advances	22,740	22,740
Junior subordinated debenture	5,155	5,155
Advanced payment by borrowers for taxes and insurance	849	315
Official checks	171	344
Other liabilities	1,721	1,753

Total liabilities	119,759	128,999

Stockholders’ equity (deficit):
Preferred stock, no par value; 6,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized 9,295,972 and 8,011,077 shares issued and outstanding in 2014 and 2013	93	80
Additional paid-in capital	32,952	31,463
Accumulated deficit	(30,169)	(31,763)
Accumulated other comprehensive income	198	4

Total stockholders’ equity (deficit)	3,074	(216)

Total liabilities and stockholders’ equity (deficit)	$122,833	$128,783

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Interest income:
Loans	$951	$1,074	$3,449	$3,235
Securities	250	196	776	571
Other	26	16	53	48

Total interest income	1,227	1,286	4,278	3,854

Interest expense:
Deposits	154	201	512	649
Borrowings	63	231	185	876

Total interest expense	217	432	697	1,525

Net interest income	1,010	854	3,581	2,329

Provision for loan losses	—	—	—	2,194

Net interest income after provision for loan losses	1,010	854	3,581	135

Noninterest income:
Service charges and fees	18	25	104	80
Gain/(Loss) on sale of securities	2	(20)	2	(20)
Other	—	1	108	22

Total noninterest income	20	6	214	82

Noninterest expenses:
Salaries and employee benefits	485	497	1,505	1,556
Occupancy and equipment	131	135	384	400
Data processing	73	76	234	227
Professional fees	205	197	549	746
Insurance	36	79	107	237
Foreclosed real estate	47	13	(752)	989
Regulatory assessment	91	84	308	254
Other	41	95	(134)	187

Total noninterest expenses	1,109	1,176	2,201	4,596

Other-than-temporary impairment on securities:
Total other-than-temporary impairment losses	—	9	—	362
Portion of losses recognized in other comprehensive income	—	—	—	—

Net impairment loss	—	9	—	362

Net (loss)/earnings	$(79)	$(325)	$1,594	$(4,741)

Net (loss)/earnings per share:
Basic	$(.01)	$(.05)	$.19	$(.60)

Diluted	$(.01)	$(.05)	$.19	$(.60)

Dividends per share	$—	$—	$—	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net earnings (loss)	$(79)	$(325)	$1,594	$(4,741)

Other comprehensive income (loss)-
Unrealized (loss) gains on securities available for sale:
Unrealized gain arising during the period	(57)	(36)	314	198
Other-than-temporary impairment on securities	—	(9)	—	(362)
Unrealized holding gains (losses) arising during period	(57)	(45)	314	(164)

Deferred income taxes on above change	—	—	120	—

Total other comprehensive income (loss)	(57)	(45)	194	(164)

Comprehensive income (loss)	$(136)	$(370)	$1,788	$(4,905)

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

Nine Months Ended September 30, 2014 and 2013

(Dollars in thousands)

					Accumulated
					Other	Total
			Additional		Compre-	Stockholders’
	Common Stock		Paid-In	Accumulated	hensive	Equity
	Shares	Amount	Capital	Deficit	Income	(Deficit)

Balance at December 31, 2012	7,864,887	$79	31,293	(24,688)	226	6,910

Proceeds from sale of common stock (unaudited)	83,333	1	99	—	—	100

Common stock issued as compensation to directors (unaudited)	33,974	—	35	—	—	35

Net loss for the nine months ended September 30, 2013 (unaudited)	—	—	—	(4,741)	—	(4,741)

Net change in unrealized loss on securities available for sale (unaudited)	—	—	—	—	(164)	(164)

Balance at September 30, 2013 (unaudited)	7,982,194	$80	31,427	(29,429)	62	2,140

Balance at December 31, 2013	8,011,077	$80	31,463	(31,763)	4	(216)

Proceeds from sale of common stock (unaudited)	1,092,719	10	1,259	—	—	1,269

Common stock issued as compensation to directors (unaudited)	192,176	3	230	—	—	233

Net earnings for the nine months ended September 30, 2014 (unaudited)	—	—	—	1,594	—	1,594

Net change in unrealized gain on securities available for sale (unaudited)	—	—	—	—	194	194

Balance at September 30, 2014 (unaudited)	9,295,972	$93	32,952	(30,169)	198	3,074

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net earnings (loss)	$1,594	(4,741)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	134	149
Provision for loan losses	—	2,194
(Gain) Loss on sale of securities	(2)	20
Common stock issued as compensation to directors	233	35
Net amortization of fees, premiums and discounts	345	40
Decrease (increase) in other assets	64	(23)
(Gain) loss on sale of foreclosed real estate	(809)	135
Provision for losses on foreclosed real estate	9	724
Write-down of foreclosed real estate	150	—
Decrease (increase) in accrued interest receivable	49	(14)
(Decrease) increase in official checks and other liabilities	(325)	156
Other-than-temporary impairment of securities available for sale	—	362

Net cash provided by (used in) operating activities	1,442	(963)

Cash flows from investing activities:
Principal repayments and maturity of securities available for sale	3,101	6,618
Proceeds from sale of securities available for sale	3,645	1,965
Purchase of securities available for sale	(12,273)	(14,239)
Net decrease in loans	2,791	228
Purchase of premises and equipment	(75)	(156)
Proceeds from sale of foreclosed real estate, net	3,966	2,942
Redemption of Federal Home Loan Bank stock	57	396

Net cash provided by (used in) investing activities	1,212	(2,246)

Cash flows from financing activities:
Net decrease in deposits	(9,569)	(4,318)
Increase in advance payments by borrowers for taxes and insurance	534	507
Repayment of Federal Home Loan Bank advances	—	(7,500)
Proceeds from sale of common stock	1,269	100

Net cash used in financing activities	(7,766)	(11,211)

Net decrease in cash and cash equivalents	(5,112)	(14,420)

Cash and cash equivalents at beginning of the period	13,881	23,611

Cash and cash equivalents at end of the period	$8,769	9,191

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Nine Months Ended
	September 30,
	2014	2013
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$580	$1,483

Income taxes	$—	$—

Noncash investing and financing activities:
Change in accumulated other comprehensive income, net change in unrealized loss on securities available for sale	$194	$(164)

Loans transferred to foreclosed real estate	$733	$697

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General. OptimumBank Holdings, Inc. (the "Holding Company") is a one-bank holding company and owns 100% of OptimumBank (the "Bank"), a Florida-chartered commercial bank. The Bank's wholly-owned subsidiaries are OB Real Estate Management, LLC, OB Real Estate Holdings, LLC, OB Real Estate Holding 1503, LLC, OB Real Estate Holdings 1645, OB Real Estate Holdings 1616, OB Real Estate Holdings 1710, OB Real Estate Holdings 1692, and OB Real Estate Holdings 1704 (the "Real Estate Holding Subsidiaries"). The Holding Company's only business is the operation of the Bank and its subsidiaries (collectively, the "Company"). The Bank's deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). The Bank offers a variety of commercial banking services to individual and corporate customers through its three banking offices located in Broward County, Florida. The Real Estate Holding Subsidiaries are primarily engaged in holding and disposing of foreclosed real estate. OB Real Estate Management, LLC, OB Real Estate Holdings, LLC and OB Real Estate Holdings 1503, LLC had no activity in 2014 or 2013.

In the opinion of the management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2014, and the results of operations for the three- and nine-months periods ended September 30, 2014 and 2013, and cash flows for the nine-months periods ended September 30, 2014 and 2013. The results of operations for the three- and nine-months ended September 30, 2014, are not necessarily indicative of the results to be expected for the full year.

Going Concern Status. The Company has deferred interest payments with respect to its Junior Subordinated Debenture for the maximum allowable twenty consecutive quarterly payments. Accrued and unpaid interest totaled $753,000 at September 30, 2014. As discussed in note (9) the Company is not able to make these interest payments without the prior approval of the Federal Reserve Bank of Atlanta. Regulatory approval to pay said accrued and unpaid interest has been denied. The holder of the Junior Subordinated Debenture can accelerate the $5,155,000 principal balance due at September 30, 2014 as a result of this technical default. As of the date of this Quarterly Report on Form 10-Q, management has not received notice of a default.

In prior years, the Company suffered losses from operations and continuing high levels of noninterest expenses. The Bank is subject to a Consent Order which requires the maintenance at a 12% total risk-based capital ratio. At September 30, 2014, the Bank's total risk-based capital ratio of 10.46% is below the 12% level required by the Consent Order. As of September 30, 2014, the Bank needed approximately $1.4 million in additional capital to comply with the 12% total risk-based capital requirement of the Consent Order. The Company has taken certain actions which are expected to increase operating profits and improve capital ratios as follows:

The Company has identified certain structural or contract related expenses that previously adversely impacted the Company's ability to achieve core operational profitability. These were (i) $20 million in long term Federal Home Loan Bank Advances with above market interest rates that were extinguished in December 2013 and replaced with lower interest rate advances. As a result of this restructuring, borrowing interest expense in 2014 and through the maturity of the new advances will be reduced annually by approximately $1.1 million; (ii) The Company's Directors and Officers insurance was replaced with a policy from another insurance carrier. Annual expected savings totaling approximately $130,000 with no change in deductible or areas covered; and (iii) The contract for core system processing is also being reviewed with additional savings anticipated. In addition, as part of the Company's strategic planning process, other initiatives are being developed to achieve branch and operational efficiencies.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General, Continued.

Going Concern Status, Continued. The Company has sold 1,092,719 shares of common stock for an aggregate amount of $1.3 million during the nine month period ended September 30, 2014. The Company is in the process of raising additional capital. If successful, this effort will raise between $3 million and $4 million in common shares to both existing and new investors. A formal plan, including necessary shareholder approval, to achieve the 8% and 12% targets was completed in the second quarter of 2014. However, there can be no assurance that the Company will be successful in its efforts to raise capital.

Management continues to forecast the Company to be profitable for 2014 unless it incurs unforeseen loan loss provisions. Management has considered these factors in evaluating the Company's ability to continue as a going concern and believes the Company will be able to meet all of its financial obligations and continue to operate as a going concern at least through September 30, 2015.

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

Income Taxes. The Company assessed its earnings history and trends and its estimate of future earnings, and determined that the deferred tax asset could not be realized at September 30, 2014. Accordingly, a valuation allowance was recorded against the net deferred tax asset. However, management will evaluate the Company's projected future taxable income at each quarter end and believes sufficient taxable income to allow for reversal of the valuation allowance may occur in 2015

Recent Accounting Standards Update. In January 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, which is intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. These amendments clarify that when in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures are required. The amendments are effective for the Company beginning January 1, 2015. The adoption of ASU 2014-04 is not expected to impact the Company’s Consolidated Financial Statements.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(1)	General, Continued.

Recent Accounting Standards Update, Continued. In June 2014, FASB issued ASU 2014-11, Transfers and Servicing - Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. ASU 2014-11 requires, among other things, two accounting changes. First, the amendments in this update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. ASU 2014-11 is effective for the first interim or annual period beginning after December 15, 2014. The adoption of this guidance is not expected to have any impact on the Company's consolidated financial statements.

In June 2014, FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires, among other things, that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The adoption of this guidance is not expected to have any impact on the Company's consolidated financial statements

Recent Regulatory Developments

Basel III Legislation. On July 2, 2013, the Federal Reserve Board ("FRB") approved the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Bank. The rules include a new common equity Tier I capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier I capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments. On July 9, 2013, the Federal Deposit Insurance Corporation ("FDIC") also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. The FDIC's rule is identical in substance to the final rules issued by the FRB.

The phase-in period for the final rules will begin for the Company on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule. The Company is currently evaluating the provisions of the final rules and their expected impact.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities. Securities have been classified according to management's intent. The carrying amount of securities and approximate fair values are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale:
At September 30, 2014:
Mortgage-backed securities	$10,079	$258	$(31)	$10,306
U.S. Government and agency securities	18,091	147	(56)	18,182

	$28,170	$405	$(87)	$28,488

At December 31, 2013:
Mortgage-backed securities	$10,425	$269	$(69)	$10,625
U.S. Government and agency securities	12,561	37	(233)	12,365

	$22,986	$306	$(302)	$22,990

The amortized cost and carrying value of securities at September 30, 2014 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without prepayment penalties. Securities not due at a single maturity date are shown separately (in thousands):

	Securities Available for Sale
	Amortized	Fair
	Cost	Value

Due in ten years or more	$18,091	18,182
Mortgage-backed securities	10,079	10,306

	$28,170	$28,488

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities, Continued. Securities with gross unrealized losses at September 30, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Over Twelve Months		Less Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
Securities Available for Sale:
Mortgage-backed securities	$(20)	$1,337	$(11)	$3,146
U.S. Government and agency securities	(41)	1,727	(15)	4,427
	$(61)	$3,064	$(26)	$7,573

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities, Continued. In evaluating mortgage-backed securities with unrealized losses, management utilizes various resources, including input from independent third party firms to perform an analysis of expected future cash flows. The process begins with an assessment of the underlying collateral backing the mortgage pools. Management develops specific assumptions using as much market data as possible and includes internal estimates as well as estimates published by rating agencies and other third-party sources. The data for the individual borrowers in the underlying mortgage pools are generally segregated by state, FICO score at issue, loan to value at issue and income documentation criteria. Mortgage pools are evaluated for current and expected levels of delinquencies and foreclosures, based on where they fall in the proscribed data set of FICO score, geographics, LTV and documentation type and a level of loss severity is assigned to each security based on its experience. The above-described historical data is used to develop current and expected measures of cumulative default rates as well as ultimate loss frequency and severity within the underlying mortgages. This reveals the expected future cash flows within the mortgage pool. The data described above is then input to an industry recognized model to assess the behavior of the particular security tranche owned by the Company. Significant inputs in this process include the structure of any subordination structures, if applicable, and are dictated by the structure of each particular security as laid out in the offering documents. The forecasted cash flows from the mortgage pools are input through the security structuring model to derive expected cash flows for the specific security owned by the Company to determine if the future cash flows are expected to exceed the book value of the security. The values for the significant inputs are updated on a regular basis.

(3)	Loans. The segments of loans are as follows (in thousands):

	At September 30,	At December 31,
	2014	2013

Residential real estate	$21,612	$26,468
Multi-family real estate	3,509	3,605
Commercial real estate	31,590	27,883
Land and construction	6,206	6,459
Commercial	14,801	16,584
Consumer	20	81

Total loans	77,738	81,080

Add (deduct):
Net deferred loan fees, costs and premiums	228	380
Allowance for loan losses	(2,241)	(2,211)

Loans, net	$75,725	$79,249

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued.
An analysis of the change in the allowance for loan losses follows (in thousands):

	Residential	Multi- Family	Commercial	Land
	Real	Real	Real	and
	Estate	Estate	Estate	Construction	Commercial	Consumer	Unallocated	Total
Three Months Ended September 30, 2014:
Beginning balance	$55	$7	$1,270	$432	$66	$—	$408	$2,238
Provision (credit) for loan losses	(42)	(4)	331	(368)	(57)	(3)	143	—
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	3	—	3

Ending balance	$13	$3	$1,601	$64	$9	$—	$551	$2,241

Nine Months Ended September 30, 2014:
Beginning balance	$49	$4	$934	$458	$61	$—	$705	$2,211
Provision (credit) for loan losses	(56)	(1)	667	(394)	(52)	(10)	(154)	—
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	20	—	—	—	—	10	—	30

Ending balance	$13	$3	$1,601	$64	$9	$—	$551	$2,241

Three Months Ended September 30, 2013:
Beginning balance	$342	$16	$1,910	$40	$279	$—	$—	$2,587
Provision (credit) for loan losses	(210)	—	(143)	(250)	(21)	(3)	627	—
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	107	227	—	3	—	337

Ending balance	$132	$16	$1,874	$17	$258	$—	$627	$2,924

Nine Months Ended September 30, 2013:
Beginning balance	$434	$267	$1,372	$166	$216	$4	$—	$2,459
Provision (credit) for loan losses	(205)	(251)	2,442	(448)	42	(13)	627	2,194
Charge-offs	(97)	—	(2,147)	—	—	—	—	(2,244)
Recoveries	—	—	207	299	—	9	—	515

Ending balance	$132	$16	$1,874	$17	$258	$0	$627	$2,924

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued.

	Residential	Multi- Family	Commercial	Land
	Real	Real	Real	and
	Estate	Estate	Estate	Construction	Commercial	Consumer	Unallocated	Total
At September 30, 2014:
Individually evaluated for impairment:
Recorded investment	$4,895	$—	$4,121	$—	$1,167	$—	$—	$10,183
Balance in allowance for loan losses	$—	$—	$17	$—	$—	$—	$—	$17

Collectively evaluated for impairment:
Recorded investment	$16,717	$3,509	$27,469	$6,206	$13,634	$20	$—	$67,555
Balance in allowance for loan losses	$13	$3	$1,601	$47	$9	$—	$551	$2,224

At December 31, 2013:
Individually evaluated for impairment:
Recorded investment	$7,100	$—	$5,227	$—	$1,216	$—	$—	$13,543
Balance in allowance for loan losses	$—	$—	$192	$—	$—	$—	$—	$192

Collectively evaluated for impairment:
Recorded investment	$19,368	$3,605	$22,656	$6,459	$15,368	$81	$—	$67,537
Balance in allowance for loan losses	$49	$4	$742	$458	$61	$—	$705	$2,019

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. The Company has divided the loan portfolio into six portfolio segments and classes, each with different risk characteristics and methodologies for assessing risk. All loans are underwritten in accordance with written policies set forth and approved by the Board of Directors ("Board"). The portfolio segments and classes identified by the Company are as follows:

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

The following summarizes the loan credit quality (in thousands):

		Other Loans
		Especially
	Pass	Mentioned	Substandard	Doubtful	Loss	Total
At September 30, 2014:
Residential real estate	$15,445	$—	$6,167	$—	$—	$21,612
Multi-family real estate	3,509	—	—	—	—	3,509
Commercial real estate	28,713	609	2,268	—	—	31,590
Land and construction	4,255	1,951	—	—	—	6,206
Commercial	10,535	—	4,266	—	—	14,801
Consumer	20	—	—	—	—	20

Total	$62,477	$2,560	$12,701	$—	$—	$77,738

At December 31, 2013:
Residential real estate	$18,260	$1,290	$6,918	$—	$—	$26,468
Multi-family real estate	3,605	—	—	—	—	3,605
Commercial real estate	18,544	2,539	6,800	—	—	27,883
Land and construction	4,493	1,966	—	—	—	6,459
Commercial	13,056	546	2,982	—	—	16,584
Consumer	81	—	—	—	—	81

Total	$58,039	$6,341	$16,700	$—	$—	$81,080

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. Internally assigned loan grades are defined as follows:

Pass – a Pass loan's primary source of loan repayment is satisfactory, with secondary sources very likely to be realized if necessary. These are loans that conform in all aspects to bank policy and regulatory requirements, and no repayment risk has been identified.

Other Loans Especially Mentioned – an Other Loan Especially Mentioned has potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or the Company's credit position at some future date.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At September 30, 2014:
Residential real estate	$1,272	$—	$—	$—	$18,199	$2,141	$21,612
Multi-family real estate	—	—	—	—	3,509	—	3,509
Commercial real estate	—	—	—	—	30,517	1,073	31,590
Land and construction	—	—	—	—	6,206	—	6,206
Commercial	—	—	—	—	13,634	1,167	14,801
Consumer	—	—	—	—	20	—	20

Total	$1,272	$—	$—	$—	$72,085	$4,381	$77,738

At December 31, 2013:
Residential real estate	$1,290	$—	$—	$1,290	$20,895	$4,283	$26,468
Multi-family real estate	—	—	—	—	3,605	—	3,605
Commercial real estate	—	—	—	—	24,565	3,318	27,883
Land and construction	—	—	—	—	6,459	—	6,459
Commercial	281	—	—	281	15,087	1,216	16,584
Consumer	—	—	—	—	81	—	81

Total	$1,571	$—	$—	$1,571	$70,692	$8,817	$81,080

  The following summarizes the amount of impaired loans (in thousands):

	At September 30, 2014			At December 31, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Residential real estate	$4,895	$5,402	$—	$7,100	$7,607	$—
Commercial real estate	4,121	5,935	—	4,128	4,534	—
Commercial	1,167	1,409	—	1,216	1,458	—

With an allowance recorded-
Commercial real estate	$—	$—	$17	$1,099	$2,913	$192

Total:
Residential real estate	$4,895	$5,402	$—	$7,100	$7,607	$—
Commercial real estate	$4,121	$5,935	$17	$5,227	$7,447	$192
Commercial	$1,167	$1,409	$—	$1,216	$1,458	$—

Total	$10,183	$12,746	$17	$13,543	$16,512	$192

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Three Months Ended September 30,
	2014			2013
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received

Residential real estate	$4,914	$35	$62	$7,176	$56	$268
Commercial real estate	$5,534	$58	$81	$8,770	$15	$109
Land and construction	$—	$—	$—	$206	$—	$11
Commercial	$1,173	$—	$16	$—	$—	$—

Total	$11,621	$93	$159	$16,152	$71	$388

	Nine Months Ended September 30,
	2014			2013
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received

Residential real estate	$6,334	$386	$259	$7,335	$208	$487
Commercial real estate	$4,544	$196	$140	$9,743	$15	$222
Land and construction	$—	$—	$—	$545	$—	$37
Commercial	$1,344	$—	$49	$—	$—	$—

Total	$12,222	$582	$448	$17,623	$223	$746

No loans have been determined to be troubled debt restructurings during the nine months ended September 30, 2014 or 2013.

(4)	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2014 of the regulatory capital requirements and the Bank's capital on a percentage basis:

		Consent Order
		Regulatory
	Bank	Requirement

Tier I capital to total average assets	6.65%	8.00%

Tier I capital to risk-weighted assets	9.20%	N/A

Total capital to risk-weighted assets	10.46%	12.00%

At September 30, 2014, the Bank is adequately capitalized. As a result of the Consent Order discussed in Note 10, the Bank cannot be categorized higher than "adequately capitalized" until the Consent Order is lifted, even if its ratios were to exceed those required to be a "well capitalized" bank.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Earnings (Loss) Per Share. Basic earnings (loss) per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. For 2013, and the three months ended September 30, 2014, basic and diluted loss per share is the same due to the net loss incurred by the Company. For the nine months ended September 30, 2014, basic and diluted earnings per share are the same because stock options outstanding during the period were not dilutive due to their exercise prices exceeding the fair value of the Company's common stock during the period. Earnings (loss) per common share have been computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted-average number of common shares outstanding used to calculate basic and diluted earnings (loss) per common share	9,152,860	7,212,486	8,470,459	7,889,214

(6)	Stock-Based Compensation. On December 27, 2011, the Company's stockholders approved the 2011 Equity Incentive Plan ("2011 Plan"). A total of 315,803 shares of common stock are available to be issued under the 2011 Plan. Options, restricted stock, performance share awards and bonus share awards in lieu of obligations may be issued under the 2011 Plan. Both incentive stock options and nonqualified stock options can be granted under the 2011 Plan. The exercise price of the stock options cannot be less than the fair market value of the common stock on the date of grant. Effective January 1, 2012, the Company adopted a Non- Employee Director Compensation Plan under which bonus shares issuable under the 2011 Plan may be earned as compensation to outside directors. During the nine months ended September 30, 2014, 192,176 shares of stock valued at approximately $233,000 have been earned under the 2011 Plan and Non-Employee Director Compensation Plan as compensation to outside directors. During the nine months ended September 30, 2013, 20,823 shares of common stock valued at approximately $35,000 were earned under the 2011 Plan and Non-Employees Director Compensation Plan as compensation to outside directors.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(6)	Stock-Based Compensation, Continued. The Company's prior stock option plan terminated on February 27, 2011. At September 30, 2014, no options were available for grant under this plan. Options must be exercised within ten years of the date of grant.

  A summary of the activity in the prior plan is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	3,040	145.12
Expired June 30, 2014	(1,596)	145.12

Outstanding and exercisable at September 30, 2014	1,444	$145.12	1.3 years	$—

(7)	Fair Value Measurements. Securities available for sale measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2014:
Mortgage-backed securities	$10,306	$—	$10,306	$—
U.S. Government and agency securities	18,182	—	18,182	—

	$28,488	$—	$28,488	$—

As of December 31, 2013:
Mortgage-backed securities	$10,625	$—	$10,625	$—
U.S. Government and agency securities	12,365	—	12,365	—

	$22,990	$—	$22,990	$—

There were no transfers of securities between levels of inputs for the nine months ended September 30, 2014.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(7)	Fair Value Measurements, Continued. Assets measured at fair value on a nonrecurring basis are as follows (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations
At September 30, 2014:
Residential real estate	$1,413	$—	$—	$1,413	$507	$—
Commercial real estate	2,952	—	—	2,952	3,269	—
Commercial	1,167	—	—	1,167	242	—

	$5,532	$—	$—	$5,532	$4,018	$—

Foreclosed real estate	$4,970	$—	$—	$4,970	$1,144	$9

At December 31, 2013:
Residential real estate	$1,523	$—	$—	$1,523	$507	$77
Commercial real estate	3,386	—	—	3,386	3,850	2,405
Commercial	1,216	—	—	1,216	242	—

	$6,125	$—	$—	$6,125	$4,599	$2,482

Foreclosed real estate	$7,553	$—	$—	$7,553	$1,696	$859

(8)	Fair Value of Financial Instruments. The estimated fair values and fair value measurement method with respect to the Company's financial instruments were as follows (in thousands):

	At September 30, 2014			At December 31, 2013
	Carrying Amount	Fair Value	Level	Carrying Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$8,769	$8,769	1	$13,881	$13,881	1
Securities available for sale	28,488	28,488	2	22,990	22,990	2
Loans	75,725	75,511	3	79,249	79,043	3
Federal Home Loan Bank stock	1,139	1,139	3	1,196	1,196	3
Accrued interest receivable	447	447	3	496	496	3

Financial liabilities:
Deposit liabilities	89,123	89,327	3	98,692	99,003	3
Federal Home Loan Bank advances	22,740	22,749	3	22,740	22,734	3
Junior subordinated debenture	5,155	4,828	3	5,155	4,828	3
Off-balance sheet financial instruments	—	—	3	—	—	3

Discussion regarding the assumptions used to compute the estimated fair values of financial instruments can be found in Note 1 to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2013.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(9)	Regulatory Matters - Company. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "Federal Reserve"). On June 22, 2010, the Company entered into a written agreement with the Federal Reserve Bank of Atlanta ("Reserve Bank") with respect to certain aspects of the operation and management of the Company (the "Written Agreement").

The Written Agreement contains the following principal requirements:

•	The Board of the Company must take appropriate steps to fully utilize the Company's financial and managerial resources to serve as a source of strength to the Bank, including, but not limited to, taking steps to ensure that the Bank complies with the Consent Order entered into with the Office of Financial Regulation ("OFR"), the Federal Deposit Insurance Corporation ("FDIC") and any other supervisory action taken by the Bank's state or federal regulator.

•	The Company may not declare or pay any dividends without prior Reserve Bank and Federal Reserve approval.

•	The Company may not, directly or indirectly, take dividends or any other form of payment representing a reduction in capital from the Bank without prior Reserve Bank approval.

•	The Company and its nonbank subsidiary, OptimumBank Holdings Capital Trust I, may not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank and the Federal Reserve.

•	The Company and its nonbank subsidiary, OptimumBank Holdings Capital Trust I, may not, directly or indirectly, incur, increase, or guarantee any debt or purchase or redeem any shares of its stock without the prior written approval of the Reserve Bank.

•	The Company must obtain prior written consent from the Reserve Bank before appointing any new director or senior executive officer, or changing the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, and must comply with the regulations applicable to indemnification and severance payments.

•	The Company must provide quarterly progress reports to the Reserve Bank, along with parent company only financial statements.

Management believes the Company is in substantial compliance with the requirements of the Written Agreement.

(10)	Regulatory Matters - Bank. Effective April 16, 2010, the Bank consented to the issuance of a Consent Order by the FDIC and the OFR, also effective as of April 16, 2010. Effective February 28, 2014, the Consent Order was amended.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(10)	Regulatory Matters- Bank, Continued. The Consent Order represents an agreement among the Bank, the FDIC and the OFR as to areas of the Bank's operations that warrant improvement and presents a plan for making those improvements. The Consent Order imposes no fines or penalties on the Bank. The Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and the OFR.

The Consent Order as amended contains the following principal requirements:

•	The Board of the Bank is required to increase its participation in the affairs of the Bank, assuming full responsibility for the approval of sound policies and objectives and for the supervision of all of the Bank's activities, consistent with the role and expertise commonly expected for directors of banks of comparable size.

•	The Bank is required to have and retain qualified and appropriately experienced senior management, including a chief executive officer, a chief lending officer and a chief operating officer, who are given the authority to implement the provisions of the Consent Order.

•	Any proposed changes in the Bank's Board of Directors or senior executive officers are subject to the prior consent of the FDIC and the OFR.

•	The Bank is required to maintain both a fully funded allowance for loan and lease losses satisfactory to the FDIC and the OFR and a minimum Tier 1 leverage capital ratio of 8% and a total risk-based capital ratio of 12% for as long as the Consent Order remains in effect.

•	The Bank shall develop, adopt and implement a written plan to ensure that the Bank is in compliance with the provisions of Section 658.33(2), Florida Statutes. Such plan must address how the Bank will ensure that at least three-fifths of the members of the Bank's Board are current residents of the State of Florida and were residents of the State of Florida for one year preceding their election to the Board, and that at least three-fifths of the members of the Bank's Board maintain their residence in the State of Florida for so long as they continue as members of the Board.

•	The Bank shall develop, adopt, and implement a written policy satisfactory to the Supervisory Authorities which shall govern the relationship between the Bank and its holding company and affiliates.

•	The Bank shall retain a bank consultant who will develop a written analysis and assessment of the Bank's Board and management needs for the purpose of providing qualified management for the Bank.

•	The Bank shall submit a written plan to the Supervisory Authorities to reduce the remaining assets classified "Doubtful" and "Substandard" in the 2013 Report or any future regulatory examination report.

•	The Bank shall perform a risk segmentation analysis and shall develop and submit for review a revised written plan for systematically reducing and monitoring the Bank's Commercial Real Estate Loans concentration of credit.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(10)	Regulatory Matters- Bank, Continued.

•	The Bank shall not extend, directly or indirectly, any additional credit to, or for the benefit of, any borrower who has a loan or other extension of credit from the Bank that has been charged-off or classified, in whole or in part, "Loss" or "Doubtful" and is uncollected.

•	The Bank shall not extend, directly or indirectly, any additional credit to, or for the benefit of, any borrower who has a loan or other extension of credit from the Bank that has been classified, in whole or part, "Substandard."

•	The Bank shall revise its internal loan review and grading system.

•	The Board shall review, revise, and implement its written lending and collection policy to provide effective guidance and control over the Bank's lending and credit administration functions.

•	The Bank shall prepare and submit to the Supervisory Authorities an acceptable written business/strategic plan covering the overall operation of the Bank.

•	The Bank shall implement a written plan to improve liquidity, contingency funding, interest rate risk and asset liability management.

•	The Bank shall revise and implement a written policy for managing interest rate risk in a manner that is appropriate to the size of the Bank and the complexity of its assets.

•	The Bank shall not accept, renew, or rollover any brokered deposit.

•	The Bank shall not declare or pay dividends, pay bonuses, or make any other form of payment outside the ordinary course of business resulting in a reduction of capital, without the prior written approval of the Supervisory Authorities.

•	The Bank shall notify the Supervisory Authorities at least sixty days prior to undertaking asset growth that exceeds 10% or more per annum or initiating material changes in asset or liability composition.

•	The Bank shall furnish written progress reports to the Supervisory Authorities within forty-five days from the end of each quarter, detailing the form and manner of any actions taken to secure compliance with this Consent Order.

The Bank is in the process of implementing comprehensive policies and plans to address all of the requirements of the Consent Order and has incorporated recommendations from the FDIC and OFR into these policies and plans. However, at September 30, 2014, the Bank was not in compliance with the minimum Tier 1 leverage capital ratio of 8% and a total risk-based capital ratio of 12% and a requirement to reduce the Bank's concentration in commercial real estate loans.

(11)	Junior Subordinated Debenture. The terms of the debenture agreement allow the Company to defer payments of interest on the debenture by extending the interest payment period at any time during the term of the debenture for up to twenty consecutive quarterly periods. The Company has elected its right to defer payment of interest on the debenture. Accrued and unpaid interest on the debenture totaled $753,000 at September 30, 2014. The Company will have completed twenty consecutive quarterly interest deferrals as of October 2014 and all accrued and unpaid interest will be due at that time. The holders of the Junior Subordinated Debenture can request acceleration of the outstanding principal balance of $5,155,000 as a result of this default. In the opinion of management, the Company will have sufficient resources to pay the accrued and unpaid interest at that time subject to the requirement to obtain regulatory approval, which was requested in the third quarter. Regulatory approval to pay the accrued and unpaid interest has been denied.

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

Capital Levels

At September 30, 2014, the Bank did not meet the regulatory capital requirements of the Consent Order. The following table summarizes the capital measures of the Bank at September 30, 2014 and December 31, 2013:

			FDIC Guideline Requirements
	September 30, 2014	December 31, 2013	Adequately- Capitalized	Well- Capitalized	Consent Order

Leverage ratio	6.65	4.21	4.00	5.00	8.00

Tier I risk-based capital ratio	9.20	5.29	4.00	6.00	*

Total risk-based capital ratio	10.46	6.55	8.00	10.00	12.00

*No additional requirement is established by the Consent Order

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Financial Condition at September 30, 2014 and December 31, 2013

Overview

The Company’s total assets decreased by $6.0 million to $122.8 million at September 30, 2014, from $128.8 million at December 31, 2013, due to an increase of $5.5 million in securities offset by a reduction of $2.8 million in net loans, $2.6 million in net foreclosed real estate and $5.5 million in interest-bearing deposits with banks. Deposits decreased by $9.6 million to $89.1 million at September 30, 2014, from $98.7 million at December 31, 2013. Total stockholders' equity (deficit) increased $3.3 million to $3.1 million at September 30, 2014 from $(216,000) at December 31, 2013, due to $1.6 million in net earnings and $1.5 of common stock issued for the nine month period ended September 30, 2014.

The following table shows selected information for the periods ended or at the dates indicated:

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013	Nine Months Ended September 30, 2013
Average equity as a percentage of average assets	1.13%	2.44%	2.91%

Equity to total assets at end of period	2.50%	(0.17)%	1.67%

Return on average assets (1)	1.64%	(5.29)%	(4.65)%

Return on average equity (1)	145.65%	(216.76)%	(159.98)%

Noninterest expenses to average assets (1)	2.27%	5.76%	4.51%

(1)	Annualized for the nine months ended September 30, 2014 and 2013.

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

Deposits are the Bank's primary source of funds. Under the Consent Order, the interest rate that the Bank pays on its market area deposits is restricted. It is possible that the Bank could experience a decrease in deposit inflows, or the migration of current deposits to competitor institutions, if other institutions offer higher interest rates than those permitted to be offered by the Bank. Despite these yield limitations, management believes that the Bank has the ability to adjust rates on its deposits to attract or retain deposits as needed.

In addition to obtaining funds from depositors, the Bank may borrow funds from other financial institutions. At September 30, 2014, the Bank had outstanding borrowings of $22.7 million, against its $31.0 million in established borrowing capacity with the FHLB. The Bank's borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. In 2010, the Bank obtained an available discount window credit line with the Federal Reserve Bank, currently $1.8 million. The Federal Reserve Bank line is subject to collateral requirements and must be repaid within 90 days; each advance is subject to prior Federal Reserve Bank consent. The Bank also has a $2.5 million line of credit with SunTrust and a $1 million line of credit with Independent Bankers Bank. Management measures and monitors its liquidity daily and believe its liquidity sources are adequate to meet its operating needs.

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

The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counter party. As of September 30, 2014, the Company had $1.9 million in commitments to extend credit.

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

	Three Months Ended September 30,
	2014			2013
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
			($ in thousands)
Interest-earning assets:
Loans	$76,552	$951	4.97%	$83,464	$1,074	5.15%
Securities	32,121	250	3.11	22,784	196	3.44
Other (1)	4,980	26	2.09	8,296	16	0.77

Total interest-earning assets/interest income	113,653	1,227	4.32	114,544	1,286	4.49

Cash and due from banks	6,591			5,009
Premise and equipment	2,843			2,933
Other	4,508			7,808

Total assets	$127,595			$130,294

Interest-bearing liabilities:
Savings, NOW and money-market deposits	27,802	35	0.50	32,734	46	0.56
Time deposits	58,761	119	0.81	62,520	155	0.99
Borrowings (2)	27,895	63	0.90	27,067	231	3.41

Total interest-bearing liabilities/ interest expense	114,458	217	0.76	122,321	432	1.41

Noninterest-bearing demand deposits	6,295			2,996
Other liabilities	3,817			2,779
Stockholders’ equity	3,025			2,198

Total liabilities and stockholders’ equity	$127,595			$130,294

Net interest income		$1,010			$854

Interest-rate spread (3)			3.56%			3.08%

Net interest margin (4)			3.55%			2.98%

Ratio of average interest-earning assets to average interest-bearing liabilities	0.99			0.94

(1)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and junior subordinated debenture.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30,
	2014			2013
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$78,028	$3,449	5.89%	$86,576	$3,235	4.98%
Securities	31,846	776	3.25	19,914	571	3.83
Other (1)	5,849	53	1.21	13,192	48	0.48

Total interest-earning assets/interest income	115,723	4,278	4.93	119,682	3,854	4.29

Cash and due from banks	5,147			4,678
Premise and equipment	2,865			2,929
Other	5,477			8,532

Total assets	$129,212			$135,821

Interest-bearing liabilities:
Savings, NOW and money-market deposits	29,561	113	0.51	33,112	143	0.58
Time deposits	62,724	399	0.85	61,552	506	1.10
Borrowings (2)	27,895	185	0.89	30,926	876	3.77

Total interest-bearing liabilities/interest expense	120,180	697	0.77	125,590	1,525	1.62

Noninterest-bearing demand deposits	4,752			3,427
Other liabilities	2,821			2,853
Stockholders’ equity	1,459			3,951

Total liabilities and stockholders’ equity	$129,212			$135,821

Net interest income		$3,581			$2,329

Interest-rate spread (3)			4.16%			2.67%

Net interest margin (4)			4.12%			2.59%

Ratio of average interest-earning assets to average interest-bearing liabilities	0.96			0.95

(1)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and junior subordinated debenture.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Comparison of the Three-Month Periods Ended September 30, 2014 and 2013

General. Net loss for the three months ended September 30, 2014, was $79,000 or $(.01) per basic and diluted share compared to a net loss of $325,000 or $(.05) per basic and diluted share for the period ended September 30, 2013. This decrease in the Company's net loss was primarily due to a decrease in interest expense.

Interest Income. Interest income decreased to $1.2 million for the three months ended September 30, 2014 compared to $1.3 million for the three months ended September 30, 2013.

Interest Expense. Interest expense decreased to $0.2 million for the three months ended September 30, 2014 from $0.4 million for the three months ended September 30, 2013. Interest expense decreased primarily because of a decrease in the average yield paid during 2014 and a decrease in the average balance of deposits in 2014 as well as the replacement of higher cost longer term Federal Home Loan Bank advances with lower cost shorter term advances in December 2013.

Provision for Loan Losses. The provision for the three months ended September 30, 2014, was $0 compared to $0 for the same period in 2013. The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio at September 30, 2014. Management's periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by the Company, adverse situations that may affect the borrower's ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the estimated collectability of the loan portfolio. The allowance for loan losses totaled $2.2 million or 2.88% of loans outstanding at September 2014, compared to $2.2 million, or 2.73% of loans outstanding at December 31, 2013. Management believes the balance in the allowance for loan losses at September 30, 2014 is adequate.

Noninterest Income. Total noninterest income increased to $20,000 for the three months ended September 30, 2014 from $6,000 for the three months ended September 30, 2013.

Noninterest Expenses. Total noninterest expenses decreased to $1.1 million for the three months ended September 30, 2014 compared to $1.2 million for the three months ended September 30, 2013.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Comparison of the Nine-Month Periods Ended September 30, 2014 and 2013

General. Net earnings for the nine months ended September 30, 2014, was $1.6 million or $.19 per basic and diluted share compared to a net loss of $4.7 million or $(.60) per basic and diluted share for the period ended September 30, 2013. This decrease in the Company's net loss was primarily due to decreases in foreclosed real estate expense and provision for loan losses.

Interest Income. Interest income increased to $4.3 million for the nine months ended September 30, 2014 compared to $3.9 million for the nine months ended September 30, 2013 primarily as a result of interest income recognized from recaptures.

Interest Expense. Interest expense decreased to $0.7 million for the nine months ended September 30, 2014, from $1.5 million for the nine months ended September 30, 2013. Interest expense on deposits decreased primarily because of a decrease in the average yield paid in 2014 and a decrease in the average balance of deposits in 2014 as well as the replacement of higher cost longer term Federal Home Loan Bank advances with lower cost shorter term advances in December 2013.

Provision for Loan Losses. The provision for the nine months ended September 30, 2014, was $0 compared to $2.2 million for the same period in 2013. The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the loan portfolio at September 30, 2014. Management's periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower's ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $2.2 million or 2.88% of loans outstanding at September 30, 2014, compared to $2.2 million, or 2.73% of loans outstanding at December 31, 2013. Management believes the balance in the allowance for loan losses at September 30, 2014 is adequate.

Noninterest Income. Total noninterest income increased to $214,000 for the nine months ended September 30, 2014, from $82,000 for the nine months ended September 30, 2013.

Noninterest Expenses. Total noninterest expenses decreased to $2.2 million for the nine months ended September 30, 2014 from $4.6 million for the nine months ended September 30, 2013, primarily due to a $1.7 million decrease in foreclosed real estate expense.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Item 4. Controls and Procedures

The Company's management evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report, and, based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Non-Employee Director Share Issuances

On September 30, 2014, the Company allocated 9,435 shares of its common stock to the Company's non-employee directors under the Company's 2011 Equity Incentive Plan and the Company's Non-Employee Director Compensation Plan (the "Director Compensation Plan") for attendance fees at board meetings of the Company during the third quarter of 2014. Under the Director Compensation Plan, which became effective on January 1, 2012, fees for attendance at board and committee meetings are payable 75% in shares of common stock and 25% in cash on a quarterly basis. The shares were issued at the price of $1.28, the fair market value of the shares on the date of issuance. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 6.  Exhibits

The exhibits contained in the Exhibit Index following the signature page are filed with or incorporated by reference into this report.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date:	November 12, 2014	By:	/s/ Thomas Procelli
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

