Form 10-K
period 2014-12-31
OptimumBank Holdings, Inc.
filed 2015-04-02
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

 FORM 10-K

 ANNUAL REPORT

 PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2014

 Commission File Number:   000-50755

 OPTIMUMBANK HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Florida	55-0865043
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

 2477 East Commercial Blvd., Fort Lauderdale, FL 33308

(Address of principal executive offices)

 Registrant’s telephone number, including area code:   (954) 900-2800

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NASDAQ Capital Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   Yes  ☐   No  ☒

 The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (6,462,927 shares) on December 31, 2014, was approximately $9,694,000, computed by reference to the closing market price at $1.50 per share as of June 30, 2014. For purposes of this information, the outstanding shares of common stock owned by directors and executive officers of the registrant were deemed to be shares of common stock held by affiliates.

The number of shares of common stock, par value $0.01 per share, of the registrant outstanding as of March 15, 2015 was 9,527,459 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2015, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the issuer’s fiscal year end are incorporated by reference into Part III, Items 10 through 14, of this Annual Report on Form 10-K.

1

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

General

OptimumBank Holdings, Inc. is a Florida corporation (the “Company”) formed in 2004 as a bank holding company for OptimumBank (the “Bank”). The Company’s only business is the ownership and operation of the Bank and its Bank’s subsidiaries. The Bank is a Florida state chartered bank established in 2000, with deposits insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of community banking services to individual and corporate customers through its three banking offices located in Broward County, Florida. The Bank has 19 wholly-owned subsidiaries primarily engaged in holding and disposing of foreclosed real estate and one subsidiary primarily engaged in managing foreclosed real estate.

The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). OptimumBank is subject to the supervision and regulation of the State of Florida Office of Financial Regulation (“OFR”) and the FDIC. OptimumBank is a member of the Federal Home Loan Bank of Atlanta.

At December 31, 2014, the Company had total assets of $124.5 million, net loans of $75.8 million, total deposits of $91.6 million and stockholders’ equity of $3.0 million. During 2014, the Company earned $1.6 million.

Recent Developments

Consent Order, Amended Consent Order, and Written Agreement.

On April 16, 2010, the Bank agreed to the issuance of the Consent Order by the FDIC and the OFR (the “Consent Order”), which required the Bank to take certain measures to improve its safety and soundness. Pursuant to the Consent Order, the Bank was required to take certain measures to improve its capital position, reduce its level of problem assets, reduce its loan concentrations in certain portfolios, improve management practices and board supervision and assure that its allowance for loan losses is maintained at an appropriate level. Among the corrective actions required were for the Bank to have and maintain a Tier 1 leverage ratio of at least 8% and a total risk-based capital ratio of 12% beginning 90 days from the issuance of the Consent Order. Effective February 28, 2014, the Bank agreed to the issuance of an Amended Consent Order by the FDIC and the OFR.

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

At December 31, 2014, the Bank had a Tier 1 leverage ratio of 6.95%, and a total risk-based capital ratio of 10.67%. At December 31, 2014, the Bank would have needed approximately $1.2 million in additional capital in order to comply with the total risk-based capital ratio requirement of the Consent Order. Additional information on the Bank’s capital adequacy is contained in “Item 7- Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

The Company is in technical default with respect to its $5,155,000 Junior Subordinated Debenture (“Debenture”). The holders of the debenture could demand payment of the $5,155,000 principal balance plus accrued and unpaid interest totaling $793,000 at December 31, 2004. No adjustments to the accompanying consolidated financial statements have been made as a result of this uncertainty. Management’s plans with regard to this matter are as follows: A director of the Company has agreed to purchase the Debenture and has agreed to provide a forbearance of the payment to the Company upon consummation of the purchase. Although the agreed upon purchase price for the Debenture has been tendered, the Trustee of the Debenture (the “Trustee”) has received conflicting direction and therefore on December 11, 2014, the Trustee commenced an Action for Interpleader in the United States District Court for the Southern District of New York (the “Debenture Litigation”). Based upon the underlying Debenture documents, Management does not believe the Trustee will call a Default at this time, absent a ruling by the Court in the Debenture Litigation.

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

The Bank provides a range of consumer and commercial banking services to individuals and businesses. The basic services offered include: demand interest-bearing and noninterest-bearing accounts, money market deposit accounts, NOW accounts, time deposits, Visa debit and ATM cards, cash management, direct deposits, notary services, money orders, night depository, cashier’s checks, domestic collections, drive-in tellers, and banking by mail. The Bank makes residential and commercial real estate loans and consumer loans. The Bank offers business lending lines for working capital needs. Growing businesses can use the loans to expand inventory, take discounts, offset receivables, or establish new structured financing and repayment plans that are consistent with the cash flow of the business. The Bank provides ATM cards and Visa debit cards, as a part of the Star, Presto and Cirrus networks, thereby permitting customers to utilize the convenience of ATMs worldwide. The Bank does not have trust powers and provides no trust services.

 Strategy

The Bank’s continuing goal is to become one of the leading community banking organizations in Broward County, Florida through steady, reasonable and controlled growth and a prudent operating strategy.

The operating and business strategies emphasize the following:

•               Local management and local decision making resulting in rapid, personalized customer service, rapid credit decisions and expedited closings;

•               Maintaining a presence in Broward County through a branch network. Currently, the Bank has three branch banking offices in Broward County;

•               Real estate, commercial and consumer lending activities by originating fixed and adjustable rate residential and commercial mortgage loans, commercial loans, and consumer loans for Bank customers;

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

•               Increase and Diversify Loan Originations- Management is focused on increasing its loan production to add more interest bearing assets and interest income to its asset base and has increased same. In addition, management is diversifying its loan originations and portfolio to include commercial and consumer loans, in addition to residential and commercial real estate loans.

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

Lending Activities

The Bank offers real estate, commercial and consumer loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in its market area. The Bank’s market area consists of the tri-county area of Broward, Miami-Dade and Palm Beach counties. The Bank’s net loans at December 31, 2014 were $75.8 million, or 60.9% of total assets. The interest rates charged on loans varied with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. The Bank has no foreign loans.

The Bank’s loan portfolio is concentrated in two major areas: residential and commercial real estate loans. As of December 31, 2014, 77.9% of the loan portfolio consisted of loans secured by mortgages on real estate, of which approximately 27.3% of the total loan portfolio was secured by one-to-four family residential properties. The real estate loans are located primarily in the tri-county market area.

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

Deposit Activities

Deposits are the major source of the Bank’s funds for lending and other investment activities. The Bank considers the majority of its regular savings, demand, NOW, money market deposit accounts and CD’s under $100,000 to be core deposits. These accounts comprised approximately 80.0% of the Bank’s total deposits at December 31, 2014. Approximately 63.4% of the deposits at December 31, 2014 were certificates of deposit. Generally, the Bank attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 and over made up approximately 20.0% of the Bank’s total deposits at December 31, 2014. Although these large deposits are not traditionally considered core deposits, the majority of these deposits have served as a stable source of funds in the Bank’s targeted market. The majority of the deposits are generated from Broward County.

Investments

The Bank’s investment securities portfolio was approximately $26.7 million and $23.0 million at December 31, 2014 and 2013, respectively, representing 21.5% and 17.8% of its total assets. At December 31, 2014, approximately 44.9% of this portfolio was invested in U.S. government agency securities and 55.1% of this portfolio was invested in mortgage-backed securities. Mortgage backed securities generally have a shorter life than the stated maturity. The Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at minimal risk levels while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits.

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

OptimumBank has established a correspondent relationship with Independent Bankers Bank of Florida. The Bank pays for such services in cash as opposed to keeping compensating balances. The Bank also sells loan participations to other banks with respect to loans which exceed its lending limit.

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

Employees

As of December 31, 2014, the Bank had seventeen full-time employees, including executive officers. These employees are not represented by a collective bargaining unit. The Bank considers its relations with employees good.

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

The Amended Consent Order imposes a number of requirements on the Bank intended to improve the Bank’s condition, including a requirement that the Bank maintain a ratio of Tier 1 capital to adjusted total assets (the “Tier 1 Leverage Ratio”) of 8.0%, and a ratio of total risk based capital to risk-weighted assets of 12.0% (the “Total Risk Based Capital Ratio”). On December 31, 2014, the Bank had a Tier 1 Leverage ratio of 6.95% and a Total Risk Based Capital Ratio of 10.67%.

The Amended Consent Order contains the following required actions:

•	Board shall increase its participation in the affairs of the Bank, consistent with the role and expertise commonly expected for directors of banks of comparable size

•	Appoint a Directors Compliance Committee to oversee the Bank’s Compliance with the Amended Order

•	The Board should serve as loan committee or appoint a loan committee to perform the functions as outlined in the Amended Order

•	Develop, adopt & implement a written policy to govern the relationship between bank and Holding Company

•	Have and retain qualified bank management at the CEO, CLO and COO positions

•	Charge off assets classified as a loss and 50% of assets classified as doubtful at last exam

•	Revise internal loan review & grading system criticisms identified in the 2013 Report of Exam

•	Implement written policy to provide control over lending & credit administration functions

•	Implement a written plan and comprehensive budget for 2014

•	Implement a written plan to improve liquidity, contingency funding, interest rate risk and asset liability management

•	Review the liquidity position to ensure sufficient liquid assets or sources of liquidity

•	Revise & implement a written policy managing interest rate risk

•	Revise internal audit program to address recommendations in the 2013 Report of Exam

•	Make no brokered deposits

•	Make no distributions of dividends, pay bonus, or other form of payment resulting in a reduction of capital, without supervisory approval

•	Eliminate/correct all violations & contraventions identified in the 2013 Report of Exam

•	Ensure all call reports are reviewed and amended as necessary

•	Notify regulators within ten days of director/executive management termination/resignation

•	No additional credit to a borrower who has been charged off or is classified

•	Correct cited deficiencies in loans listed as “Special Mention” in the 2013 Report of Exam

•	Correct ALLL ASC 450 application criticisms identified in the 2013 Repot of Exam

•	Submit written Business/Strategic Plan

•	Adopt & implement a policy for the safe & sound operation of the Bank in such a manner as to provide adequate internal routines and controls.

•	Develop, adopt & implement a written plan to ensure three-fifth of the board is comprised of Florida residents

•	Add two new independent directors

•	Develop, adopt & implement policy to bring attention to conflicts of interest on new loans

•	Bank to formulate & approve a written Board & Management Plan based on an assessment of Board and Management needs by a supervisory approved consultant

•	Submit a written Capital Plan to increase capital ratios to 8% and 12%

•	Submit a written plan to reduce the remaining assets classified in the 2013 Report of Exam

•	Perform a risk segmentation analysis and submit a revised written plan for monitoring the bank’s Commercial Real Estate portfolio

•	Obtain adequate & current documentation for all loans in the portfolio

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

Capital Adequacy Requirements. Banks are required to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders’ equity (excluding the unrealized gain (loss) on available-for-sale securities), trust preferred securities subject to certain limitations, and minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses except for certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. At December 31, 2014, the Bank’s Tier 1 and total risk-based capital ratios were 9.40% and 10.67%, respectively.

Banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 4%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. At December 31, 2014, the Bank’s leverage ratio was 6.95%.

The Consent Order imposes higher capital requirements on OptimumBank. Under the Consent Order, OptimumBank must maintain a Tier 1 Leverage Ratio of 8.0%, and a total risk based capital ratio of 12.0%. With a Tier 1 Leverage ratio of 8.12% and a Total Risk Based Capital Ratio of 11.48% at December 31, 2014, the Bank did not meet the total risk-based capital ratio as required by the Consent Order.

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

As of December 31, 2014, OptimumBank met the FDIC definition of an “adequately capitalized” institution.

For additional information regarding OptimumBank’s capital ratios and requirements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Capital Adequacy.”

Dividends. The Company’s ability to pay dividends is substantially dependent on the ability of OptimumBank to pay dividends to the Company. As a state chartered bank, OptimumBank is subject to dividend restrictions set by Florida law and the FDIC. Except with the prior approval of the Florida OFR, all dividends of any Florida bank must be paid out of retained net profits from the current period and the previous two years, after deducting expenses, including losses and bad debts. Under the Federal Deposit Insurance Act, an FDIC-insured institution may not pay any dividend if payment would cause it to become undercapitalized or while it is undercapitalized. The FDIC and the Florida OFR also have the general authority to limit the dividend payment by banks if such payment may be deemed to constitute an unsafe and unsound practice. The Bank’s ability to pay dividends is further restricted under the Consent Order and the Company’s ability to pay dividends is also restricted under its Written Agreement with the Federal Reserve. At December 31, 2014, the Bank and Company could not pay cash dividends.

Loans to One Borrower. Florida law generally allows a state bank such as OptimumBank to extend credit to any one borrower (and certain related entities of such borrower) in an amount up to 25% of its capital accounts, provided that the unsecured portion may not exceed 15% of the capital accounts of the bank. Based upon OptimumBank’s capital, the maximum loan OptimumBank is currently permitted to make is approximately $2.2 million, provided the unsecured portion does not exceed approximately $1.3 million.

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

Community Reinvestment Act. Bank holding companies and their subsidiary banks are subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”) and the regulations promulgated thereunder by the appropriate bank regulatory agency. Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank’s record in meeting the credit needs of the community served by that bank, including low-and moderate-income neighborhoods. The regulatory agency’s assessment of the Bank’s record is made available to the public. Further, such assessment is required of any bank which has applied to charter a bank, obtain deposit insurance coverage for a newly chartered institution, establish a new branch office that will accept deposits, relocate an office, or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the record of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application.

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

Item 2. Properties

The following table sets forth information with respect to the Bank’s main office and branch offices as of December 31, 2014.

Location	Year Facility Opened	Facility Status

Executive Office and Ft. Lauderdale Branch:	2004	Owned

2477 East Commercial Boulevard Fort Lauderdale, Florida 33308

Plantation Branch Office:	2000	Owned

10197 Cleary Boulevard Plantation, Florida 33324

Deerfield Beach Branch Office:	2004	Leased (1)

2215 West Hillsboro Boulevard Deerfield Beach, Florida 22442

(1) At December 31, 2014, the future minimum lease payments are approximately as follows (in thousands):

Year Ending December 31,	Amount

2015	$60
2016	60
2017	55
Total	$175

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

Year	Quarter	High	Low

2013	First	$0.88	$0.45
		Reverse Stock Split
	Second	$1.82	$1.26
	Third	$1.62	$1.35
	Fourth	$1.71	$1.11

2014	First	$1.80	$1.04
	Second	$1.43	$1.10
	Third	$1.60	$1.20
	Fourth	$1.34	$0.57

The Company had approximately 901 holders registered or in street names as of December 31, 2014.

During 2013, the Company sold 104,166 shares of the Company’s common stock at a price of $1.20 per share to accredited investors. During the fourth quarter of 2013, the Company also issued 28,873 shares of the Company’s common stock to four directors. The shares had a value of $1.50 per share.

At December 31, 2014, the Bank and Company could not pay cash dividends and the Company does not anticipate that it will pay dividends on its common stock in the foreseeable future. Banking regulations place certain restrictions on dividends and loans or advances made by the Bank to the Company. The amount of cash dividends that may be paid by the Bank to the Company is based on the Bank’s net earnings of the current year combined with the Bank’s retained earnings of the preceding two years, as defined by state banking regulations. However, for any dividend declaration, the Company must consider additional factors such as the amount of current period net earnings, liquidity, asset quality, capital adequacy and economic conditions. It is likely that these factors would further limit the amount of dividends which the Company could declare. Furthermore, the Bank’s ability to pay dividends is restricted under the Consent Order issued by the FDIC and Florida Office of Financial Regulation and banking laws. The Company’s ability to pay dividends is also restricted under its Written Agreement with the Federal Reserve.

During 2014, the Company sold 41,000 shares of the Company’s common stock at a price of $1.24 per share; 714,286 shares at a price of $1.12 per share; 100,000 shares at a price of $1.20 per share, 224,000 shares at a price of $1.25 per share; all to accredited investors. The Company also made a charitable contribution of 13,433 shares valued at $1.34 per share. During the fourth quarter of 2014, the Company also issued 34,773 shares of the Company’s common stock to four directors. The shares had a value of $1.05 per share.

Item 6. Selected Financial Data

At December 31, or for the Year Then Ended

(Dollars in thousands, except per share figures)

	2014	2013	2012	2011	2010
At Year End:
Cash and cash equivalents	$12,074	13,881	23,611	22,776	14,367
Securities held to maturity	0	0	0	100	51,057
Security available for sale	26,748	22,990	18,648	28,907	0
Loans, net	75,829	79,249	85,209	89,217	113,542
All other assets	9,879	12,663	16,275	13,572	11,339

Total assets	$124,530	128,783	143,743	154,472	190,305

Deposit accounts	91,603	98,692	101,611	107,895	148,238
Federal Home Loan Bank advances	22,740	22,740	27,700	31,700	31,700
Junior subordinated debenture	5,155	5,155	5,155	5,155	5,155
All other liabilities	2,053	2,412	2,367	2,936	2,377
Stockholders’ equity (deficit)	2,979	(216)	6,910	6,786	2,835

Total liabilities and stockholders’ equity (deficit)	$124,530	128,783	143,743	154,472	190,305

For the Year:
Total interest income	5,392	5,280	5,162	6,422	8,787
Total interest expense	911	1,919	2,581	3,427	4,867

Net interest income	4,481	3,361	2,581	2,995	3,920
Provision (credit) for loan losses	—	2,194	1,653	(149)	3,645

Net interest income after provision (credit) for loan losses	4,481	1,167	928	3,144	275
Noninterest income	572	144	258	379	1,394
Noninterest expenses	3,448	8,066	5,883	7,229	9,773

Earnings (Loss) before income taxes	1,605	(6,755)	(4,697)	(3,706)	(8,104)
Income taxes	0	320	0	41	349

Net earnings/(loss)	$1,605	(7,075)	(4,697)	(3,747)	(8,453)

Net earnings/(loss) per share, basic (1)	$.18	(.89)	(.69)	(3.28)	(41.26)

Net earnings (loss) loss per share, diluted (1)	$.18	(.89)	(.69)	(3.28)	(41.26)

Weighted-average number of shares outstanding, basic (1)	8,677,891	7,913,585	6,840,668	1,144,076	204,840

Weighted-average number of shares outstanding, diluted (1)	8,677,891	7,913,585	6,840,668	1,144,076	240,840

Ratios and Other Data:

	2014	2013	2012	2011	2010

Return on average assets	1.3%	(5.3)%	(3.1)%	(2.1)%	(3.8)%
Return on average equity	86.2%	(216.8)%	(60.3)%	(204.0)%	(127.6)%
Average equity to average assets	1.5%	2.4%	5.2%	1.0%	3.0%
Dividend payout ratio	—%	—%	—%	—%	—%
Net interest margin during the year	3.9%	2.9%	1.9%	1.8%	1.9%
Interest-rate differential during the year	4.0%	3.0%	2.5%	1.8%	1.9%
Net yield on average interest-earning assets	4.7%	4.5%	3.9%	3.8%	4.2%
Noninterest expenses to average assets	2.7%	5.8%	3.6%	4.1%	4.4%
Ratio of average interest-earning assets to average interest-bearing liabilities	0.97	.95	1.1	1.0	1.0
Nonperforming loans and foreclosed assets as a percentage of total assets at end of year	12.1%	12.7%	19.5%	23.0%	19.8%
Allowance for loan losses as a percentage of total loans at end of year	2.9%	2.7%	2.8%	2.6%	3.2%
Total number of banking offices	3	3	3	3	3
Total shares outstanding at end of year (1)	9,305,236	8,011,077	7,877,800	5,602,777	204,840
Book value per share at end of year (1)	$.32	$(.03)	$.88	$1.21	$13.84

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

Loan Portfolio, Asset Quality and Allowance for Loan Losses

The Bank’s primary business is making business loans. This activity may subject the Bank to potential loan losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond its control. The combination of stronger U.S. growth, the consumer boost from sharply lower crude oil prices and the aggressive monetary easing and weaker currencies outside of the United States should support improving conditions. With most of the Bank’s loans concentrated in south Florida, the decline in local economic conditions had previously adversely affected the values of the Bank’s real estate collateral, but these trends are reversing and are shown in the improvement in the Bank’s impaired loans and improved asset quality. As of December 31, 2014, the Bank’s impaired loans were approximately $10.1 million, or 13.4% of the net loan portfolio. All of these loans are on our books for at least 90 percent of appraised value. Impaired loans and real estate owned was approximately $15.0 million as of this same date, or 12.1% of total assets.

The following table sets forth the composition of the Bank’s loan portfolio:

	At December 31,
	2014		2013		2012
	Amount	% of Total	Amount	% of Total	Amount	Total
	(dollars in thousands)

Residential real estate	$21,276	27.32	$26,468	32.64%	$30,064	34.32%
Multi-family real estate	1,979	2.54	3,605	4.44	3,916	4.47
Commercial real estate	31,255	40.12	27,883	34.40	39,126	44.66
Land and construction	6,177	7.93	6,459	7.97	7,276	8.30
Commercial	17,180	22.06	16,584	20.45	7,158	8.17
Consumer	20	.03	81	.10	70	.08

Total loans	77,887	100.00	81,080	100.00%	87,610	100.00%

Add (deduct):
Allowance for loan losses	(2,244)		(2,211)		(2,459)
Net deferred loan costs and premiums	186		380		58

Loans, net	$75,829		$79,249		$85,209

	At December 31,
	2011		2010
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)

Residential real estate	$31,142	34.03%	$40,130	34.27%
Multi-family real estate	4,109	4.49	4,213	3.60
Commercial real estate	44,312	48.42	55,119	47.07
Land and construction	11,783	12.87	17,292	14.77
Consumer	175	.19	358	.29

Total loans	91,521	100.00%	117,112	100.00%

Add (deduct):
Allowance for loan losses	(2,349)		(3,703)
Net deferred loan costs and premiums	45		133

Loans, net	$89,217		$113,542

The following table sets forth the activity in the allowance for loan losses (in thousands):

	Year Ended December 31,
	2014	2013	2012	2011	2010

Beginning balance	$2,211	$2,459	$2,349	$3,703	$9,363
Provision (credit) for loan losses	—	2,194	1,653	(149)	3,645
Loans charged off	—	(2,959)	(1,848)	(1,739)	(9,424)
Recoveries	33	517	305	534	119

Ending balance	$2,244	$2,211	$2,459	$2,349	$3,703

The allowance for loan losses represents management’s estimate of probable incurred losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The allowance for loan losses represented 2.88% and 2.73% of the total loans outstanding at December 31, 2014 and 2013, respectively.

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

The following table sets forth the Bank’s allowance for loan losses by loan type (dollars in thousands):

	At December 31,
	2014		2013		2012
		% of		% of		% of
		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans

Residential real estate	$65	27.32	$49	32.64%	$434	34.32%
Multi-family real estate	2	2.54	4	4.44	267	4.47
Commercial real estate	1,589	40.12	934	34.40	1,372	44.66
Land and construction	99	7.93	458	7.97	166	8.30
Commercial	22	22.06	61	20.45	216	8.17
Consumer	0	.03	0	.10	4	.08
Unallocated	467	—	705	.00	—	—

Total allowance for loan losses	$2,244	100.00	$2,211	100.00%	$2,459	100.00%

Allowance for loan losses as a percentage of total loans outstanding		2.88		2.73%		2.81%

	At December 31,
	2011		2010
		% of		% of
		Total		Total
	Amount	Loans	Amount	Loans

Residential real estate	$566	34.03%	$1,285	34.27%
Multi-family real estate	247	4.49	282	3.60
Commercial real estate	1,334	48.42	1,542	47.07
Land and construction	187	12.87	514	14.77
Consumer	15	.19	80	.29

Total allowance for loan losses	$2,349	100.00%	$3,703	100.00%

Allowance for loan losses as a percentage of total loans outstanding		2.57%		3.16%

The following summarizes impaired loans (in thousands):

	December 31, 2014			At December 31, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Residential real estate	$4,861	$5,368	$0	$7,100	$7,607	$0
Commercial real estate	4,102	5,916	0	4,128	4,534	0
Commercial	1,167	1,409	0	1,216	1,458	0
With an allowance recorded:
Commercial real estate	0	0	0	1,099	2,913	192

Total:
Residential real estate	$4,861	$5,368	$0	$7,100	$7,607	$0
Commercial real estate	$4,102	$5,916	$0	$5,227	$7,447	$192
Commercial	$1,167	$1,409	—	1,216	$1,458	—

Total	$10,131	$12,693	$0	$13,543	$16,512	$192

During 2014, 2013 and 2012, the average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012

Average investment in impaired loans	$11,721	$17,859	$25,743
Interest income recognized on impaired loans	$674	$596	$175
Interest income received on a cash basis on impaired loans	$587	$1,183	$616

Liquidity and Capital Resources

Liquidity represents an institution’s ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. The Bank’s ability to respond to the needs of depositors and borrowers and to benefit from investment opportunities is facilitated through liquidity management.

The Bank’s primary sources of cash during the year ended December 31, 2014, were from principal repayments of securities available for sale of $3.7 million, proceeds from sale of securities available for sale of $13.1 million, and proceeds from net loan payoffs $2.4 million. Cash was used primarily to repay $7.1 million of deposits, and purchase $20.5 million in securities. In order to increase its core deposits, the Bank has priced its deposit rates competitively. The Bank will adjust rates on its deposits to attract or retain deposits as needed. The Bank obtains funds primarily from depositors in its market area.

In addition to obtaining funds from depositors, the Bank may borrow funds from other financial institutions. OptimumBank is a member of the Federal Home Loan Bank of Atlanta, which allows it to borrow funds under a pre-arranged line of credit equal to $31.7 million. As of December 31, 2014, the Bank had $22.7 million in borrowings outstanding from the Federal Home Loan Bank of Atlanta to facilitate loan fundings and manage its asset and liability structure. The Bank has established a line of credit for $2.5 million with SunTrust, $1 million with Independent Bankers Bank, and $1.8 million with the Federal Reserve.

Securities

The Bank’s securities portfolio is comprised primarily of mortgage-backed securities and U.S. Government and agency securities. The securities portfolio is categorized as either “held to maturity” or “available for sale.” Securities held to maturity represent those securities which the Company has the positive intent and ability to hold to maturity. These securities are carried at amortized cost. Securities available for sale represent those investments which may be sold for various reasons including changes in interest rates and liquidity considerations. These securities are reported at fair market value and unrealized gains and losses are excluded from earnings and reported in other comprehensive income.

The following table sets forth the amortized cost and fair value of the Bank’s securities portfolio (in thousands):

	Amortized	Fair
	Cost	Value
At December 31, 2014:
Securities available for sale:
Mortgage-backed securities	$14,621	$14,760
U.S. Government and agency securities	11,995	11,988

	$26,616	$26,748

At December 31, 2013:
Securities available for sale:
Mortgage-backed securities	$10,425	$10,625
U.S. Government and agency securities	12,561	12,365

	$22,986	$22,990

The following table sets forth, by maturity distribution, certain information pertaining to the securities portfolio (dollars in thousands):

	After Five Years Through Ten Years	After Ten Years	Total	Yield
At December 31, 2014:
Mortgage-backed securities	$—	$11,995	$11,995	2.79
U.S. Government and agency securities	—	14,621	14,621	2.81

	$—	$26,616	$26,616

At December 31, 2013:
Mortgage-backed securities	$1,787	$8,638	$10,425	5.08%
U.S. Government and agency securities	695	11,866	12,561	2.56%

	$2,482	$20,504	$22,986

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

Quantitative measures established by regulation and by the Consent Order to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. As of December 31, 2014, the Bank did not meet the minimum applicable capital adequacy requirements. See “Supervision and Regulation – Bank Regulation- Capital Adequacy Requirements” with respect to the required Tier 1 capital to total assets ratios of 8%.

The Bank’s actual and required minimum capital ratios were as follows (in thousands):

Regulatory Capital Requirements

					Minimum
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective		Requirements of
	Actual		Adequacy Purposes		Action Provisions		Consent Order
	Amount	%	Amount	%	Amount	%	Amount	%
As of December 31, 2014:
Total Capital to Risk- Weighted Assets	$9,757	10.67	$7,320	8.00	$9,145	10.00	$10,970	12.00
Tier I Capital to Risk- Weighted Assets	8,600	9.40	3,660	4.00	5,490	6.00	N/A	N/A
Tier I Capital to Total Assets	8,600	6.95	4,950	4.00	6,190	5.00	9,900	8.00

As of December 31, 2013:
Total Capital to Risk- Weighted Assets	$6,667	6.55%	$8,140	8.00%	$10,180	10.00%	$12,210	12.00%
Tier I Capital to Risk- Weighted Assets	5,383	5.29	4,070	4.00	6,110	6.00	N/A	N/A
Tier I Capital to Total Assets	5,383	4.21	5,110	4.00	6,390	5.00	10,220	8.00

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

The following table sets forth certain information related to the Bank’s interest-earning assets and interest-bearing liabilities at December 31, 2014, that are estimated to mature or are scheduled to reprice within the period shown (dollars in thousands):

Gap Maturity / Repricing Schedule

	One Year or Less	More than One Year and Less than Five Years	More than Five Years and Less than Fifteen Years	Over Fifteen Years	Total
Loans (1):
Residential real estate loans	$15,760	$2,874	$0	$2,642	$21,276
Multi-family real estate loans	1,393	511	75	0	1,979
Commercial real estate loans	11,685	16,169	3,401	0	31,255
Land and construction	4,280	1,897	0	0	6,177
Consumer loans	13,635	3,545	0	0	17,180
Consumer	20	0	0	0	20

Total loans	46,773	24,996	3,476	2,642	77,887

Securities (2)	0	0	5,171	21,577	26,748
Federal Home Loan Bank stock	1,229	0	0	0	1,229

Total rate-sensitive assets	48,002	24,996	8,647	24,219	105,864

Deposit accounts (3):
Money-market deposits	21,971	0	0	0	21,971
Interest-bearing checking deposits	1,768	0	0	0	1,768
Savings deposits	605	0	0	0	605
Time deposits	42,572	15,492	0	0	58,064

Total deposits	66,916	15,492	0	0	82,408

Federal Home Loan Bank advances	22,740	0	0	0	22,740
Junior subordinated debenture	0	0	0	5,155	5,155

Total rate-sensitive liabilities	89,656	15,492	0	5,155	110,303

GAP (repricing differences)	$(41,654)	$(9,504)	$8,647	$19,064	$(4,439)

Cumulative GAP	$(41,654)	$(32,150)	$(23,503)	$(4,439)	$(4,439)

Cumulative GAP/total assets	(32.19)%	(24.84)%	(18.16)%	(3.43)%

(1)	In preparing the table above, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayment, according to their maturities.
(2)	Securities are scheduled through the repricing date.
(3)	Money-market, interest-bearing checking and savings deposits are regarded as readily accessible withdrawable accounts. All other time deposits are scheduled through the maturity dates.

The following table sets forth loan maturities by type of loan at December 31, 2014 (in thousands):

		After One
	One Year	But Within	After
	or Less	Five Years	Five Years	Total

Residential real estate	$0	$2,446	$18,830	$21,276
Multi-family real estate	0	531	1,448	1,979
Commercial real estate	2,508	16,183	12,564	31,255
Land and construction	0	1,898	4,279	6,177
Commercial	2,494	3,452	11,234	17,180
Consumer	0	20	0	20

Total	$5,002	$24,530	$48,355	$77,887

The following table sets forth the maturity or repricing of loans by interest type at December 31, 2014 (in thousands):

		After One
	One Year	But Within	After
	or Less	Five Years	Five Years	Total

Fixed interest rate	$2,799	$16,805	$6,118	$25,722
Variable interest rate	43,878	8,287	0	52,165

Total	$46,677	$25,092	$6,118	$77,887

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

As of December 31, 2014, commitments to extend credit totaled $2,618,000.

The following is a summary of the Bank’s contractual obligations, including certain on-balance sheet obligations, at December 31, 2014 (in thousands):

	Payments Due by Period
		Less			More
		Than 1	1-3	3-5	Than 5
Contractual Obligations	Total	Year	Years	Years	Years

Federal Home Loan Bank advances	$22,740	$22,740	$0	$0	$0
Junior subordinated debenture	5,155	0	0	0	5,155
Operating leases	175	60	115	0	0

Total	$28,070	$22,800	$115	$0	$5,155

Deposits

Deposits traditionally are the primary source of funds for the Bank’s use in lending, making investments and meeting liquidity demands. The Bank has focused on raising time deposits primarily within its market area, which is the tri-county area of Broward, Miami-Dade and Palm Beach counties. However, the Bank offers a variety of deposit products, which are promoted within its market area. Net deposits decreased $7.1 million in 2014 and decreased $2.9 million in 2013.

The following table displays the distribution of the Bank’s deposits at December 31, 2014, 2013 and 2012 (dollars in thousands):

	At December 31,
	2014		2013		2012
		% of		% of		% of
	Amount	Deposits	Amount	Deposits	Amount	Deposits
Noninterest-bearing demand deposits	$9,195	10.04	$3,775	3.82%	$4,626	4.45%
Interest-bearing demand deposits	1,768	1.93	1,074	1.09	1,714	1.69
Money-market deposits	21,971	23.99	29,077	29.46	31,738	31.27
Savings	605	0.66	650	.66	701	.69

Subtotal	33,539	36.62	34,576	35.03	38,779	38.10

Time deposits:
0.00% – 0.99%	$49,950	54.53	$41,162	41.71%	$32,686	32.20%
1.00% – 1.99%	6,021	6.57	20,012	20.28	23,398	23.05
2.00% – 2.99%	2,093	2.28	2,827	2.86	5,102	5.03
3.00% – 3.99%	0	0	115	.12	454	.45
4.00% – 4.99%	0	0	0	0	1,192	1.17

Total time deposits (1)	58,064	63.38	64,116	64.97	62,832	61.90

Total deposits	$91,603	100.00	$98,692	100.00%	$101,611	100.00%

(1) Included are Individual Retirement Accounts (IRA’s) totaling $0 and $5,565,000 at December 31, 2014 and 2013, respectively, all of which are in the form of time deposits.

Deposits of $100,000 or more, or Jumbo Time Deposits, are generally considered a more unpredictable source of funds. The following table sets forth the Bank’s maturity distribution of deposits of $100,000 or more at December 31, 2014 and 2013 (in thousands):

	At December 31,
	2014	2013

Due three months or less	$2,517	$5,159
Due more than three months to six months	3,626	5,382
More than six months to one year	5,451	6,198
One to five years	6,707	5,000

Total	$18,301	$21,739

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

	Years Ended December 31,
	2014			2013			2012
		Interest	Average		Interest	Average		Interest	Average
	Average	And	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans	$77,703	4,366	5.62	$85,145	4,433	5.21%	$88,968	4,040	4.54%
Securities	30,082	959	3.11	20,951	783	3.74	25,247	1,038	4.11
Other interest-earning assets (1)	6,165	67	1.23	11,482	64	0.55	24,751	84	0.34

Total interest-earning assets/interest income	113,950	5,392	4.73	117,578	5,280	4.49	138,966	5,162	3.71

Cash and due from banks	5,996			4,831			1,945
Premises and equipment	2,859			2,922			2,766
Other assets	5,028			8,465			7,630

Total assets	$127,833			$133,796			$151,307

Interest-bearing liabilities:
Savings, NOW and money- market deposits	28,680	146	0.51	32,706	188	0.59	35,164	220	0.63
Time deposits	60,991	516	0.85	61,855	654	1.06	69,340	883	1.27
Borrowings (4)	28,004	249	0.89	29,727	1,077	3.62	35,170	1,478	4.20

Total interest-bearing liabilities/interest expense	117,675	911	0.77	124,288	1,919	1.54	139,674	2,581	1.85

Noninterest-bearing demand deposits	5,543			3,387			1,194
Other liabilities	2,340			2,857			2,647
Stockholders’ equity	2,275			3,264			7,792

Total liabilities and stockholders’ equity	$127,833			$133,796			$151,307

Net interest income		4,481			$3,361			$2,581

Interest rate spread (2)			3.96			2.95%			1.86%

Net interest margin (3)			3.93			2.86%			1.86%

Ratio of average interest-earning assets to average interest- bearing liabilities			0.97			0.95			0.99

(1)	Includes interest-earning deposits with banks, Federal funds sold and Federal Home Loan Bank stock dividends.
(2)	Interest rate spread represents the difference between average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.
(4)	Includes Federal Home Loan Bank advances, junior subordinated debenture and securities sold under an agreement to repurchase.

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

	Year Ended December 31, 2014 versus 2013 Increases (Decreases) Due to Change In:
			Rate/
	Rate	Volume	Volume	Total
Interest-earning assets:
Loans	$349	$(388)	$(28)	$(67)
Securities	(132)	341	(33)	176
Other interest-earning assets	79	(5)	(71)	3

Total interest-earning assets	296	(52)	(132)	112

Interest-bearing liabilities:
Savings, NOW and money-market	(22)	(23)	3	(42)
Time deposits	(132)	(9)	3	(138)
Borrowings	(811)	(63)	46	(828)

Total interest-bearing liabilities	(965)	(95)	52	(1,008)

Net interest income	$1,261	$43	$(186)	$1,120

	Year Ended December 31, 2013 versus 2012 Increases (Decreases) Due to Change In:
			Rate/
	Rate	Volume	Volume	Total
Interest-earning assets:
Loans	$596	$(174)	$(29)	$393
Securities	(93)	(177)	15	(255)
Other interest-earning assets	52	(44)	(28)	(20)

Total interest-earning assets	555	(395)	(42)	118

Interest-bearing liabilities:
Savings, NOW and money-market	(14)	15	(33)	(32)
Time deposits	(146)	(95)	12	(229)
Other	(204)	(248)	51	(401)

Total interest-bearing liabilities	(364)	(328)	30	(662)

Net interest income	$919	$(67)	$(72)	$780

Financial Condition as of December 31, 2014 Compared to December 31, 2013

The Company’s total assets decreased by $4.3 million, to $124.5 million at December 31, 2014, from $128.8 million at December 31, 2013.

The Company currently needs to increase its capital in order for the Company and the Bank to comply with their capital requirements under the Consent Order and the Written Agreement.

At December 31, 2014, the Bank had a Tier 1 leverage ratio of 6.95%, and a total risk-based capital ratio of 10.67%, both of which were below the 8% and 12%, respectfully requirements of the Consent Order. At December 31, 2014, the Bank would have needed approximately $1.2 million in additional capital in order to comply with the total risk-based capital ratio requirement of the Consent Order.

The Company will still need to sell additional shares of common stock to comply with the capital requirements through the end of 2015 and in subsequent years. At the present time, the Company has not received any commitments from any third parties to purchase any additional shares. Accordingly, it is uncertain whether the Company will be able to obtain the capital that is required or the price and terms of any capital that is obtained.

Results of Operations for Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

General. Net income for the year ended December 31, 2014, was $1.6 million or $.18 per basic and diluted share compared to a loss of $7.1 million or $(.89) per basic and diluted share for the year ended December 31, 2013. This $8.7 million improvement in net earnings was primarily the result of the reduction in the provision for loan losses ($2.2 million); reduction in foreclosed real estate expenses ($1.9 million); reduction in noninterest expenses ($0.9 million); reduction in loss on early extinguishment of debt ($1.5 million) and an increase in net interest income ($1.1million).

Interest income. Interest income increased to $5.4 million for the year ended December 31, 2014 compared to $5.3 million for the year ended December 31, 2013. Interest on securities increased by $0.2 million due to an increase in average balance of securities in 2014 compared to 2013, partially offset by a decrease in average yield earned in 2014 compared to 2013.

Interest Expense. Interest expense on deposit accounts decreased to $0.7 million for the year ended December 31, 2014, from $0.8 million for the year ended December 31, 2013. Interest expense on deposits decreased primarily because of a decrease in the average yield paid in 2014 and a decrease in the average balance of deposits. Interest expense on borrowings decreased by $.8 million for the year ended December 31, 2014 from $1.1 million for the year ended December 31, 2013 primarily as the result of the replacement of higher yielding advances with lower cost advances in December 2013.

Provision for Loan Losses. The provision for loan losses for the year ended December 31, 2014, was $0.0 million compared to $2.2 million for the same period in 2013. The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the loan portfolio at December 31, 2014. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by it, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to its market areas, and other qualitative factors related to the estimated collectability of its loan portfolio. The allowance for loan losses totaled $2.2 million or 2.88% of loans outstanding at December 31, 2014, compared to $2.2 million or 2.73% of loans outstanding at December 31, 2013. Management believes the balance in the allowance for loan losses at December 31, 2014 is adequate.

Noninterest Income. Total noninterest income increased to $0.6 million for the year ended December 31, 2014, from $0.1 million for the year ended December 31, 2013.

Noninterest Expenses. Total noninterest expenses decreased by $4.3 million, to $3.4 million for the year ended December 31, 2014 from $7.7 million for the year ended December 31, 2013, primarily due to a decrease of $2.0 million in foreclosed real estate expenses, a decrease of $1.5 million in loss on early exiting investment of debt and a decrease in other noninterest expenses of $0.9 million.

Income Taxes. Income taxes for the years ended December 31, 2014 and 2013 were $0 and $320,000, respectively. Income taxes for 2013 relates to an Internal Revenue Service audit regarding the Bank’s 2009 income tax return, which is being contested.

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

December 31, 2014 and 2013 and for the Years Then Ended

(Together with Report of Independent Registered Public Accounting Firm)

 Report of Independent Registered Public Accounting Firm

Final Statement

OptimumBank Holdings, Inc.

Fort Lauderdale, Florida:

We have audited the accompanying consolidated balance sheets of OptimumBank Holdings, Inc. and Subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in notes 1 and 7 to the consolidated financial statements, the Company is in technical default with respect to its Junior Subordinated Debenture (“Debt “Securities”). The holders of the Debt Securities could demand immediate payment of the outstanding debt of $5,155,000 and accrued and unpaid interest, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HACKER, JOHNSON & SMITH PA

Fort Lauderdale, Florida

March 31, 2015

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

	December 31,
	2014	2013
Assets:
Cash and due from banks	$11,601	$5,451
Interest-bearing deposits with banks	473	8,430
Total cash and cash equivalents	12,074	13,881
Securities available for sale	26,748	22,990
Loans, net of allowance for loan losses of $2,244 and $2,211	75,829	79,249
Federal Home Loan Bank stock	1,229	1,196
Premises and equipment, net	2,836	2,879
Foreclosed real estate, net	4,880	7,553
Accrued interest receivable	426	496
Other assets	508	539

Total assets	$124,530	$128,783
Liabilities and Stockholders’ (Deficit) Equity

Liabilities:
Noninterest-bearing demand deposits	9,195	3,775
Savings, NOW and money-market deposits	24,344	30,801
Time deposits	58,064	64,116

Total deposits	91,603	98,692

Federal Home Loan Bank advances	22,740	22,740
Junior subordinated debenture	5,155	5,155
Advanced payment by borrowers for taxes and insurance	241	315
Official checks	219	344
Other liabilities	1,593	1,753

Total liabilities	121,551	128,999
Commitments and contingencies (Notes 1, 4, 8, 13 and 15)

Stockholders’ equity (deficit)
Preferred stock, no par value; 6,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized, 9,305,236 and 8,011,077 shares issued and outstanding in 2014 and 2013	93	80
Additional paid-in capital	32,961	31,463
Accumulated deficit	(30,158)	(31,763)
Accumulated other comprehensive income	83	4

Total stockholders’ equity (deficit)	2,979	(216)
Total liabilities and stockholders’ equity (deficit)	$124,530	$128,783

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(In thousands, except share amounts)

	Year Ended December 31,
	2014	2013
Interest income:
Loans	$4,366	$4,433
Securities	959	783
Other	67	64

Total interest income	5,392	5,280

Interest expense:
Deposits	662	842
Borrowings	249	1,077

Total interest expense	911	1,919

Net interest income	4,481	3,361

Provision for loan losses	—	2,194

Net interest income after provision for loan losses	4,481	1,167

Noninterest income:
Service charges and fees	284	122
Other	152	42
Gain/Loss on sale of securities available for sale	136	(20)

Total noninterest income	572	144

Noninterest expenses:
Salaries and employee benefits	1,963	2,081
Occupancy and equipment	504	536
Data processing	307	310
Professional fees	862	1,082
Insurance	136	270
Foreclosed real estate expenses	(654)	1,262
Regulatory assessments	387	334
Loss on early extinguishment of debt	—	1,548
Other	(81)	281

Total noninterest expenses	3,424	7,704

Other-than-temporary impairment on securities:
Total other-than-temporary impairment losses	24	362
Portion of losses recognized in other comprehensive income	—	—

Net impairment loss	24	362

Earnings (Loss) before income taxe	1,605	(6,755)

Income taxes	—	320

Net earnings (loss)	$1,605	$(7,075)

Net earnings (loss) per share:
Basic	$.18	$(.89)

Diluted	$.18	$(.89)

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended
	December 31,
	2014	2013

Net earnings (loss)	$1,605	$(7,075)

Other comprehensive income (loss):
Unrealized (loss) gains on securities available for sale:
Unrealized gain arising during the year	288	160
Other-than-temporary impairment on securities	(24)	(362)
Gain (loss) on sale of securities available for sale	(136)	(20)
Net change in unrealized holding gains (losses)	128	(222)

Deferred income taxes on above change	49	—

Total other comprehensive income (loss)	79	(222)

Comprehensive income (loss)	$1,684	$(7,297)

See Accompanying Notes to Consolidated Financial Statements.

 OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity (Deficit)

Years Ended December 31, 2014 and 2013

(Dollars in thousands)

					Accumulated
					Other	Total
			Additional		Compre-	Stockholders’
	Common Stock		Paid-In	Accumulated	hensive	Equity
	Shares	Amount	Capital	Deficit	Income	(Deficit)

Balance at December 31, 2012	31,511,201	$315	$31,057	$(24,688)	$226	$6,910

Reverse stock split 1-for-4	(23,633,164)	(236)	236	—	—	—
Proceeds from sale of common stock	104,166	1	123	—	—	124
Stock compensation	28,874	—	47	—	—	47
Net change in unrealized loss on securities available for sale	—	—	—	—	(222)	(222)
Net loss	—	—	—	(7,075)	—	(7,075)
Balance at December 31, 2013	8,011,077	$80	$31,463	$(31,763)	$4	$(216)
Proceeds from sale of common stock	1,092,719	13	1,259	—	—	1,272
Stock compensation	201,440	—	239	—	—	239
Net change in unrealized gain on securities available for sale	—	—	—	—	79	79
Net earnings	—	—	—	1,605	0	1,605
Balance at December 31, 2014	9,305,236	$93	$32,961	$(30,158)	$83	$2,979

See Accompanying Notes to Consolidated Financial Statements.

 OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2014	2013
Cash flows from operating activities:
Net earnings (loss)	$1,605	$(7,075)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	176	198
Provision for loan losses	—	2,194
Stock compensation	239	47
Net amortization of fees, premiums and discounts	338	40
(Gain)/Loss from sale of securities available for sale	(136)	20
Decrease in accrued interest receivable	70	3
Increase in other assets	(18)	(85)
(Gain)/Loss on sale of foreclosed real estate	(809)	135
Provision for losses on foreclosed real estate	99	1,004
(Decrease) increase in official checks and other Liabilities	(285)	191
Other-than-temporary impairment of securities available for sale	24	362
Net cash provided by (used in) operating activities	1,303	(2,966)
Cash flows from investing activities:
Purchases of securities	(20,436)	(15,673)
Principal repayments and calls of securities	3,671	8,718
Proceeds from sale of securities	13,120	1,969
Net decrease in loans	2,476	3,069
Purchase of premises and equipment, net	(133)	(171)
Proceeds from sale of foreclosed real estate, net	4,116	2,943
(Purchase)/Redemption of Federal Home Loan Bank stock	(33)	282
Net cash provided by investing activities	2,781	1,137
Cash flows from financing activities:
Net decrease in deposits	(7,089)	(2,919)
Proceeds from sale of common stock	1,272	124
Proceeds from Federal Home Loan Bank advances	—	22,740
Repayments of Federal Home Loan Bank advances	—	(27,700)
Net decrease in advanced payment by borrowers for taxes and insurance	(74)	(146)
Net cash used in financing activities	(5,891)	(7,901)
Decrease in cash and cash equivalents	(1,807)	(9,730)
Cash and cash equivalents at beginning of the year	13,881	23,611
Cash and cash equivalents at end of the year	$12,074	$13,881

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows, Continued

(In thousands)

	Year Ended December 31,
	2014	2013
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$753	$1,926
Income taxes	$—	$0
Noncash transactions:
Change in accumulated other comprehensive income, net change in unrealized gain on securities available for sale	$79	$(222)
Loans transferred to foreclosed real estate	$733	$697

See Accompanying Notes to Consolidated Financial Statements.

  OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014 and 2013 and the Years Then Ended

(1)  Summary of Significant Accounting Policies

Organization. OptimumBank Holdings, Inc. (the “Holding Company”) is a one-bank holding company and owns 100% of OptimumBank (the “Bank”), a state (Florida)-chartered commercial bank. The Bank’s wholly-owned subsidiaries are OB Real Estate Management, LLC, OB Real Estate Holdings, LLC and OB Real Estate Holding 1503, LLC, all of which were formed in 2009, OB Real Estate Holdings 1695, OB Real Estate Holdings 1669, OB Real Estate Holdings 1645, OB Real Estate Holdings 1620 and OB Real Estate Holdings 1565, all formed in 2010; OB Real Estate Holdings 1443 and OB Real Estate Holdings Northwood, OB Real Estate Holdings 1596, OB Real Estate Holdings 1636 formed in 2011; and OB Real Estate Holdings 1655, OB Real Estate Holdings 1692, OB Real Estate Holdings 1704, OB Real Estate Holdings Rosemary and OB Real Estate Holdings Sillato formed in 2012, OB Real Estate Holdings 1732 formed in 2013 and OB Real Estate Holdings 1501 formed in 2014. (the “Real Estate Holding Subsidiaries”). The Holding Company’s only business is the operation of the Bank and its subsidiaries (collectively, the “Company”). The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of community banking services to individual and corporate customers through its three banking offices located in Broward County, Florida. OB Real Estate Management, LLC is primarily engaged in managing foreclosed real estate. This subsidiary had no activity in 2013 and 2012. All other subsidiaries are primarily engaged in holding and disposing of foreclosed real estate.

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

Going Concern Status. The Company is in technical default with respect to its $5,155,000 Junior Subordinated Debenture (“Debenture”). The holders of the debenture could demand payment of the $5,155,000 principal balance plus accrued and unpaid interest totaling $793,000 at December 31, 2014. No adjustments to the accompanying consolidated financial statements have been made as a result of this uncertainty. Management’s plans with regard to this matter are as follows: A Director of the Company has agreed to purchase the Debenture and has agreed to provide a forbearance of the payment to the Company upon consummation of the purchase. Although the agreed upon purchase price for the Debenture has been tendered, the Trustee of the Debenture (the “Trustee”) has received conflicting direction and therefore on December 11, 2014, the Trustee commenced an Action for Interpleader in the United States District Court for the Southern District of New York (the “Debenture Litigation”). Based upon the underlying Debenture documents, Management does not believe the Trustee will call a Default at this time, absent a ruling by the Court in the Debenture Litigation.

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

The Company may be required by law or regulation to maintain cash reserves in the form of vault cash or in accounts with other banks. There were no reserve balances required at December 31, 2014 and 2013.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)  Summary of Significant Accounting Policies, Continued

Securities. Securities may be classified as either trading, held to maturity or available for sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in operations. Held to maturity securities are those which management has the positive intent and ability to hold to maturity and are reported at amortized cost. Available for sale securities consist of securities not classified as trading securities nor as held to maturity securities. Unrealized holding gains and losses on available for sale securities are reported as a net amount in accumulated other comprehensive income in stockholders’ equity (deficit) until realized. Gains and losses on the sale of available for sale securities are determined using the specific-identification method. Premiums and discounts on securities are recognized in interest income using the interest method over the period to maturity.

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

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. There were no changes in the Company’s accounting policies or methodology during the years ended December 31, 2014 and 2013.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis, by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent.

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

Advertising. The Company expenses all media advertising as incurred. Media advertising expense included in other noninterest expenses in the accompanying consolidated statements of operations was approximately $6,100 and $5,400 during the years ended December 31, 2014 and 2013, respectively.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)  Summary of Significant Accounting Policies, Continued

Earnings (Loss) Per Share. Basic earnings (loss) per share is computed on the basis of the weighted-average number of common shares outstanding. In 2013, basic and diluted loss per share is the same due to the net loss incurred by the Company. For the year ended December 31, 2014 basic and diluted earnings per share are the same because stock options outstanding during the year were not dilutive due to their exercise prices exceeding the fair value of the Company’s common stock during the year. Earnings (Loss) per common share has been computed based on the following:

	Year Ended December 31,
	2014	2013
Weighted-average number of common shares outstanding used to calculate basic and diluted earnings (loss) per common share	8,677,891	7,913,585

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

Comprehensive Income (Loss). GAAP generally requires that recognized revenue, expenses, gains and losses be included in net earnings (loss). Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the consolidated balance sheets, such items along with net loss, are components of comprehensive income (loss). The only component of other comprehensive income (loss) is the net change in the unrealized gains on the securities available for sale.

Recent Pronouncements. In January 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, which is intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, such that the loan should be derecognized and the real estate recognized. These amendments clarify that when a repossession or foreclosure occurs, a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures are required. The amendments are effective for the Company beginning January 1, 2015. The adoption of this guidance is not expected to have any impact on the Company’s consolidated financial statements.

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

The phase-in period for the final rules began for the Bank on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule. The Company is currently evaluating the provisions of the final rules and their expected impact on the Bank and potential impact on the Holding Company.

(2)  Securities

Securities have been classified according to management’s intent. The carrying amount of securities and approximate fair values are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At December 31, 2014:
Securities Available for Sale-
Mortgage-backed securities	$14,621	$164	$(25)	$14,760
U.S. Government and agency securities	11,995	33	(40)	11,988

Total	$26,616	$197	$(65)	$26,748

At December 31, 2013:
Securities Available for Sale-
Mortgage-backed securities	$10,425	$269	$(69)	$10,625
U.S. Government and agency securities	12,561	37	(233)	12,365

Total	$22,986	$306	$(302)	$22,990

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(2)  Securities, Continued

The amortized cost and carrying value of securities at December 31, 2014 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without cost of prepayment penalties. Securities not due at a single maturity date are shown separately (in thousands):

	Securities Available for Sale
	Amortized	Fair
	Cost	Value

Due in ten years or more	$11,995	$11,988
Mortgage-backed securities	14,621	14,760
	$26,616	$26,748

The following summarizes sales of securities (in thousands):

	Year Ended December 31,
	2014	2013

Proceeds from sales of securities	$13,120	$1,969

Gross gains from sale of securities	168	8
Gross losses from sale of securities	(32)	(28)

Net gain (loss) from sales of securities	$136	$(20)

Securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	At December 31, 2014
	Over Twelve Months		Less Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
Securities Available for Sale:
Mortgage-backed securities	$(25)	$2,553	$—	$—
U.S. Government and agency securities	—	—	(40)	6,402
	$(25)	$2,553	$(40)	$6,402

	At December 31, 2013
	Over Twelve Months		Less Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
Securities Available for Sale:
Mortgage-backed securities	$—	$—	$(69)	$2,256
U.S. Government and agency securities	—	—	(233)	8,896
	$—	$—	$(302)	$11,152

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

At December 31, 2014, the unrealized losses on ten investment securities were caused by market conditions. It is expected that the securities would not be settled at a price less than the book value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(2)  Securities, Continued

The key base assumptions for mortgage-backed securities used are in the table below:

	At December 31,
	2014	2013
Prepayment rate	8%	8-21%
Loss severity	10-30%	32-60%
Cumulative default rate	2.6-16%	0.75-14.2%
Principal write-down	11.04%	0-34.06%

Loss severity rates are estimated based on collateral characteristics for single family first mortgages.

The Company recorded OTTI of $24,000 and $362,000 during the years ended December 31, 2014 and 2013 respectively.

Available-for-sale securities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements Using

	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2014:
Mortgage-backed securities	$14,760	$—	$14,760	$—
U.S. Government and agency securities	11,988	—	11,988	—

	$26,748	$—	$26,748	$—

At December 31, 2013:
Mortgage-backed securities	$10,625	$—	$10,625	$—
U.S. Government and agency securities	12,365	—	12,365	—

	$22,990	$—	$22,990	$—

During the years ended December 31, 2014 and 2013, no securities were transferred in or out of Level 1, Level 2 or Level 3.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)  Loans

The components of loans are as follows (in thousands):

	At December 31,
	2014	2013

Residential real estate	$21,276	$26,468
Multi-family real estate	1,979	3,605
Commercial real estate	31,255	27,883
Land and construction	6,177	6,459
Commercial	17,180	16,584
Consumer	20	81

Total loans	77,887	81,080

Add (deduct):
Net deferred loan fees, costs and premiums	186	380
Allowance for loan losses	(2,244)	(2,211)

Loans, net	$75,829	$79,249

An analysis of the change in the allowance for loan losses for the years ended December 31, 2014 and 2013 follows (in thousands):

	Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Unallocated	Total
Year Ended December 31, 2014:
Beginning balance	$49	$4	$934	$458	$61	$—	$705	$2,211
(Credit) provision for loan losses	(4)	(2)	655	(359)	(39)	(13)	(238)	—
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	20	—	—	—	—	13	—	33

Ending balance	$65	$2	$1,589	$99	$22	$—	$467	$2,244

Year Ended December 31, 2013:
Beginning balance	$434	$267	$1,372	$166	$216	$4	$—	$2,459
(Credit) provision for loan losses	(288)	(263)	2,235	(23)	(155)	(17)	705	2,194
Charge-offs	(97)	—	(2,862)	—	—	—	—	(2,959)
Recoveries	—	—	189	315	—	13	—	517

Ending balance	$49	$4	$934	$458	$61	$—	$705	$2,211

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)  Loans, Continued

The balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2014 and 2013 follows (in thousands):

	Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Unallocated	Total
At December 31, 2014:
Individually evaluated for impairment:
Recorded investment	$4,838	$—	$4,096	$—	$1,151	$—	$—	$10,085
Balance in allowance for loan losses	$—	$—	$—	$—	$—	$—	$—	$—

Collectively evaluated for impairment:
Recorded investment	$16,438	$1,979	$27,159	$6,177	$16,029	$20	$—	$67,802
Balance in allowance for loan losses	$65	$2	$1,589	$99	$22	$—	$467	$2,244

At December 31, 2013:
Individually evaluated for impairment:
Recorded investment	$7,100	$—	$5,227	$—	$1,216	$—	$—	$13,543
Balance in allowance for loan losses	$—	$—	$192	$—	$—	$—	$—	$192

Collectively evaluated for impairment:
Recorded investment	$19,368	$3,605	$22,656	$6,459	$15,368	$81	$—	$67,537
Balance in allowance for loan losses	$49	$4	$742	$458	$61	$—	$705	$2,019

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)  Loans, Continued

The Company has divided the loan portfolio into six portfolio segments, each with different risk characteristics and methodologies for assessing risk. The portfolio segments identified by the Company are as follows:

Residential Real Estate, Multi-Family Real Estate, Commercial Real Estate, Land and Construction. All loans are underwritten in accordance with policies set forth and approved by the Board of Directors (the “Board”), including repayment capacity and source, value of the underlying property, credit history and stability. Multi-family and commercial real estate loans are secured by the subject property and are underwritten based upon standards set forth in the policies approved by the Company’s Board. Such standards include, among other factors, loan to value limits, cash flow coverage and general creditworthiness of the obligors. Construction loans to borrowers finance the construction of owner occupied and leased properties. These loans are categorized as construction loans during the construction period, later converting to commercial or residential real estate loans after the construction is complete and amortization of the loan begins. Real estate development and construction loans are approved based on an analysis of the borrower and guarantor, the viability of the project and on an acceptable percentage of the appraised value of the property securing the loan. Real estate development and construction loan funds are disbursed periodically based on the percentage of construction completed. The Company carefully monitors these loans with on-site inspections and requires the receipt of lien waivers on funds advanced. Development and construction loans are typically secured by the properties under development or construction, and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely on the value of the underlying property, the Company considers the market conditions and feasibility of proposed projects, the financial condition and reputation of the borrower and guarantors, the amount of the borrower’s equity in the project, independent appraisals, cost estimates and pre-construction sales information. The Company also makes loans on occasion for the purchase of land for future development by the borrower. Land loans are extended for future development for either commercial or residential use by the borrower. The Company carefully analyzes the intended use of the property and the viability thereof.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)  Loans, Continued

The following summarizes the loan credit quality (in thousands):

	Pass	OLEM (Other Loans Especially Mentioned)	Substandard	Doubtful	Loss	Total
At December 31, 2014:
Residential real estate	$15,170	$—	$6,106	$—	$—	$21,276
Multi-family real estate	1,979	—	—	—	—	1,979
Commercial real estate	28,391	602	2,262	—	—	31,255
Land and construction	4,232	1,945	—	—	—	6,177
Commercial	12,938	—	4,242	—	—	17,180
Consumer	20	—	—	—	—	20

Total	$62,730	$2,547	$12,610	$—	$—	$77,887

At December 31, 2013:
Residential real estate	$18,260	$1,290	$6,918	$—	$—	$26,468
Multi-family real estate	3,605	—	—	—	—	3,605
Commercial real estate	18,544	2,539	6,800	—	—	27,883
Land and construction	4,493	1,966	—	—	—	6,459
Commercial	13,056	546	2,982	—	—	16,584
Consumer	81	—	—	—	—	81

Total	$58,039	$6,341	$16,700	$—	$—	$81,080

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

Doubtful – a loan classified as Doubtful has all the weaknesses inherent in one classified as Substandard, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future. The Company charges off any loan classified as Doubtful.

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

Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At December 31, 2014:
Residential real estate	$—	$1,267	$—	$1,267	$17,910	$2,099	$21,276
Multi-family real estate	—	—	—	—	1,979	—	1,979
Commercial real estate	293	—	—	293	29,895	1,067	31,255
Land and construction	—	—	—	—	6,177	—	6,177
Commercial	—	—	—	—	16,029	1,151	17,180
Consumer	—	—	—	—	20	—	20

Total	$293	$1,267	$—	$1,560	$72,010	$4,317	$77,887

At December 31, 2013:
Residential real estate	$1,290	$—	$—	$1,290	$20,895	$4,283	$26,468
Multi-family real estate	—	—	—	—	3,605	—	3,605
Commercial real estate	—	—	—	—	24,565	3,318	27,883
Land and construction	—	—	—	—	6,459	—	6,459
Commercial	281	—	—	281	15,087	1,216	16,584
Consumer	—	—	—	—	81	—	81

Total	$1,571	$—	$—	$1,571	$70,692	$8,817	$81,080

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)  Loans, Continued

The following summarizes the amount of impaired loans (in thousands):

	At December 31, 2014			At December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Residential real estate	$4,838	$5,345	$—	$7,100	$7,607	$—
Commercial real estate	4,096	5,910	—	4,128	4,534	—
Commercial	1,151	1,392	—	1,216	1,458	—

With an allowance recorded:
Commercial real estate	$—	$—	$—	$1,099	$2,913	$192

Total:
Residential real estate	$4,838	$5,345	$—	$7,100	$7,607	$—
Commercial real estate	$4,096	$5,910	$—	$5,227	$7,447	$192
Commercial	$1,151	$1,392	$—	$1,216	$1,458	$—

Total	$10,085	$12,647	$—	$13,543	$16,512	$192

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	For the Year Ended December 31,
	2014			2013
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received

Residential real estate	$5,929	$421	$317	$7,255	$264	$594
Commercial real estate	$4,421	$253	$204	$8,807	$277	$448
Land and construction	$—	$—	$—	$408	$55	$81
Commercial	$1,181	$—	$66	$1,389	$—	$60

Total	$11,531	$674	$587	$17,859	$596	$1,183

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)  Loans, Continued

There were no loans determined to be troubled debt restructurings during the years ended December 31, 2014 and 2013.

(4)  Premises and Equipment

A summary of premises and equipment follows (in thousands):

	At December 31,
	2014	2013
Land	$1,171	$1,171
Buildings and improvements	2,053	2,053
Furniture, fixtures and equipment	1,372	1,271
Leasehold improvements	122	119

Total, at cost	4,718	4,614

Less accumulated depreciation and amortization	(1,882)	(1,735)

Premises and equipment, net	$2,836	$2,879

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(4)  Premises and Equipment, Continued

The Company currently leases one branch facility under operating lease. The lease contains renewal options and requires the Company to pay an allowable share of common area maintenance and real estate taxes. Rent expense under the operating lease during the years ended December 31, 2014 and 2013 was $76,600 and $80,000, respectively. At December 31, 2014, the future minimum lease payments are approximately as follows (in thousands):

Year Ending December 31,	Amount

2015	$60
2016	60
2017	55
Total	$175

(5)  Foreclosed Real Estate

Expenses (income) applicable to foreclosed real estate are as follows (in thousands):

	Year Ended December 31,
	2014	2013

Provision for losses on foreclosed real estate	$99	$1,004
(Gain) Loss on sale of foreclosed real estate	(809)	135
Operating expenses	56	123

	$(654)	$1,262

(6)  Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $18.3 million and $21.7 million at December 31, 2014 and 2013, respectively.

A schedule of maturities of time deposits at December 31, 2014 follows (in thousands):

Year Ending December 31,	Amount

2015	$42,572
2016	12,425
2017	2,058
2018	454
2019	555

$58,064

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(7)  Federal Home Loan Bank Advances and Junior Subordinated Debenture

The maturities and interest rates on the Federal Home Loan Bank (“FHLB”) advances were as follows (dollars in thousands):

Maturity
Year Ending	Interest	At December 31,
December 31,	Rate	2014	2013

2015	0.36	12,740	12,740
2015	0.47	10,000	10,000

		$22,740	$22,740

At December 31, 2014 and 2013, the FHLB advances were collateralized by $13.2 million and $7.1 million, respectively, of securities and by a lien on qualifying residential one-to-four family mortgage loans, commercial and multi-family real estate loans and second mortgage loans.

On September 30, 2004, the Company issued a $5,155,000 junior subordinated debenture to an unconsolidated subsidiary. The debenture has a term of thirty years. The interest rate was fixed at 6.4% for the first five years, and thereafter, the coupon rate floats quarterly at the three-month LIBOR rate plus 2.45% (2.68% at December 31, 2014). The junior subordinated debenture, due in 2034, is redeemable in certain circumstances after October 2009. The terms of the debenture agreement allow the Company to defer payments of interest on the debenture by extending the interest payment period at any time during the term of the debenture for up to twenty consecutive quarterly periods. During 2014 and 2013, the Company exercised its right to defer payment of interest on the debenture. Interest payments deferred as of December 31, 2014 and 2013 totaled $793,000 and $638,000, respectively. The Company has deferred interest payments with respect to its junior subordinated debenture for the maximum allowable twenty consecutive quarterly payments. As discussed in note 13 the Company is not able to make these interest payments without the prior approval of the Federal Reserve Bank of Atlanta. Regulatory approval to pay said accrued and unpaid interest has been denied. The holder of the Junior Subordinated Debenture can accelerate the $5,155,000 principal balance due at December 31, 2014 as a result of this technical default. A Director of the Company has agreed to purchase the Debenture and has agreed to provide a forbearance of the payment to the Company upon consummation of the purchase. Although the agreed upon purchase price for the Debenture has been tendered, the Trustee of the Debenture (the “Trustee”) has received conflicting direction and therefore on December 11, 2014, the Trustee commenced an Action for Interpleader in the United States District Court for the Southern District of New York (the “Debenture Litigation”). Based upon the underlying Debenture documents, Management does not believe the Trustee will call a Default at this time, absent a ruling by the Court in the Debenture Litigation. Due to the Debenture Litigation, and based on the advice of legal counsel, it is not possible for the Company to determine when or whether the purchase will be consummated. Therefore, the Company is continuing to pursue regulatory approval for the interest payment and other mechanisms for paying the accrued interest.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(8)  Financial Instruments

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	At December 31, 2014		At December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$12,074	$12,074	$13,881	$13,881
Securities available for sale	26,748	26,748	22,990	22,990
Loans	75,829	75,621	79,249	79,043
Federal Home Loan Bank stock	1,229	1,229	1,196	1,196
Accrued interest receivable	426	426	496	496

Financial liabilities:
Deposit liabilities	91,603	91,849	98,692	99,003
Federal Home Loan Bank advances	22,740	22,744	22,740	22,734
Junior subordinated debenture	5,155	4,828	5,155	4,828
Off-balance sheet financial instruments	—	—	—	—

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit, is based on management’s credit evaluation of the counterparty.

As of December 31, 2014, commitments to extend credit totaled $2.6 million.

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

(10) Income Taxes

Income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2014	2013
Current:
Federal	$—	$320
State	—	—

Total Current	—	320

Deferred:
Federal	530	(2,169)
State	91	(371)
Change in Valuation Allowance	(621)	2,540

Total Deferred	—	—

Total	$—	$320

The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows (dollars in thousands):

	Year Ended December 31,
	2014		2013
	Amount	% of Pretax Earnings	Amount	% of Pretax Loss

Income taxes (benefit) at statutory rate	$546	34.0%	$(2,297)	(34.0)%
Increase (decrease) resulting from:
State taxes, net of Federal tax benefit	75	3.8%	(243)	(3.6)%
Change in valuation allowance	(621)	(37.8)%	2,540	37.6%
Uncertain tax position	—	—	320	4.7%
	$—	—%	$320	4.7%

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(10) Income Taxes, Continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands).

	Year Ended December 31,
	2014	2013
Deferred tax assets:
Allowance for loan losses	$—	$67
Net operating loss carryforwards	3,917	3,923
Premises and equipment	66	100
Impaired securities	29	216
Foreclosed property expenses	764	907
Nonaccrual loan interest	345	406
Other	79	75

Gross deferred tax assets	5,200	5,694
Less: Valuation allowance	5,061	5,682

Net deferred tax assets	139	12

Deferred tax liabilities:
Allowance for loan losses	(114)	—
Unrealized gain on available for sale securities	(50)	—
Loan costs	(25)	(12)
Net deferred tax liability	$(50)	$—

During the years ended December 31, 2014 and 2013, the Company assessed its earnings history and trend over the past year and its estimate of future earnings, and determined that it was more likely than not that the deferred tax assets would not be realized in the near term. Accordingly, a valuation allowance was recorded and maintained against the net deferred tax asset for the amount not expected to be realized in the future

At December 31, 2014, the Company had net operating loss carryforwards of approximately $10.4 million for Federal tax purposes and $10.3 million for Florida tax purposes available to offset future taxable income. These carryforwards will begin to expire in 2029. A portion of the Federal and Florida net operating losses are subject to Internal Revenue Code (“IRC”) Section 382 limitations.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(10) Income Taxes, Continued

The Company files U.S. and Florida income tax returns. With few exceptions, the Company is no longer subject to U.S. Federal or state income tax examinations by taxing authorities for years before 2007. The Company’s 2010 and 2009 Federal income tax returns are currently under examination by the Internal Revenue Service (“IRS”). No other income tax filings are under examination by any other taxing authority. The IRS examination disallowed certain deductions and identified additional elements of taxable income that would result in additional income tax liability of approximately $869,000. The Company has appealed the IRS examination results and has accrued $320,000 in other liabilities in the accompanying consolidated balance sheets as of December 31, 2014. This amount represents management’s estimate of ultimate settlement. However, there can be no assurances that the ultimate settlement may be in excess of this amount.

The Company regularly reviews its tax positions in each significant taxing jurisdiction in the process of evaluating its unrecognized tax benefits. The Company makes adjustments to its unrecognized tax benefits when: (i) facts and circumstances regarding a tax position change, causing a change in management’s judgment regarding that tax position; (ii) a tax position is effectively settled with a tax authority at a differing amount; and/or (iii) the statute of limitations expires regarding a tax position..

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2014	2013

Balance, beginning of year	$320	$—
Additions for tax positions related to current year	—	—
Additions for tax positions of prior years	—	320

Balance, end of year	$320	$320

(11) Related Party Transactions

The Company has entered into transactions with its executive officers, directors and their affiliates in the ordinary course of business. There were loans to related parties at December 31, 2014 and 2013 of approximately $240,000 and $546,000, respectively. At December 31, 2014 and 2013, related parties had approximately $7,528,000 and $2,677,000, respectively, on deposit with the Company.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(12) Stock-Based Compensation

On December 27, 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan (“2011 Plan”). A total of 306,539 (adjusted for one-for-four reverse common stock split) shares of common stock are available to be issued under the 2011 Plan. Options, restricted stock, performance share awards and bonus share awards in lieu of obligations may be issued under the 2011 Plan. Both incentive stock options and nonqualified stock options can be granted under the 2011 Plan. The exercise price of the stock options cannot be less than the fair market value of the common stock on the date of grant. Options must be exercised within ten years of the date of grant. The Company’s prior plan was terminated on February 27, 2011. As of December 31, 2014, 243,461 (adjusted for one-for-four reverse common stock split) shares of common stock have been granted under the 2011 Plan as compensation to directors for services rendered. Fair value of the shares of common stock as of the dates of the grants totaled approximately $239,000 and $47,000 during the years ended December 31, 2014 and 2013, respectfully. Such amounts have been reflected as expense in the accompanying consolidated statements of operations.

A summary of stock option activity is as follows (dollars in thousands, except share amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2012	6,839	$145.08
Forfeited	(3,799)	159.60

December 31, 2013	3,040	126.96
Terminated	(1,596)	(110.53)

Outstanding and exercisable at December 31, 2014	1,444	145.12	1.0 years	$—

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(13) Regulatory Matters, Continued

As of December 31, 2014, the Bank is subject to a Consent Order issued by the Federal Deposit Insurance Corporation and the State of Florida Office of Financial Regulation (“OFR”), and accordingly is deemed to be “adequately capitalized” even if its capital ratios were to exceed those generally required to be a “well capitalized” bank, however, at December 31, 2014, the Bank is adequately capitalized. An institution must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following tables. The Bank’s actual capital amounts and percentages are also presented in the table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions		Requirements of Consent Order
	Amount	%	Amount	%	Amount	%	Amount	%
As of December 31, 2014:
Total Capital to Risk-Weighted Assets	$9,757	10.67%	$7,320	8.00%	$9,145	10.00%	$10,970	12.00%
Tier I Capital to Risk-Weighted Assets	8,600	9.40	3,660	4.00	5,490	6.00	N/A	N/A
Tier I Capital to Total Assets	8,600	6.95	4,950	4.00	6,190	5.00	9,900	8.00

As of December 31, 2013:
Total Capital to Risk-Weighted Assets	$6,667	6.55%	$8,140	8.00%	$10,180	10.00%	$12,210	12.00%
Tier I Capital to Risk-Weighted Assets	5,383	5.29	4,070	4.00	6,110	6.00	N/A	N/A
Tier I Capital to Total Assets	5,383	4.21	5,110	4.00	6,390	5.00	10,220	8.00

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

The Bank is in process of implementing comprehensive policies and plans to address all of the requirements of the Consent Order and has incorporated recommendations from the FDIC and OFR into these policies and plans. However, at December 31, 2014, the Bank was not in compliance with the minimum Tier 1 leverage capital ratio of 8% and a total risk-based capital ratio of 12%.

(14) Dividends

The Company is limited in the amount of cash dividends that may be paid. Banking regulations place certain restrictions on dividends and loans or advances made by the Bank to the Holding Company. The amount of cash dividends that may be paid by the Bank to the Holding Company is based on the Bank’s net earnings of the current year combined with the Bank’s retained earnings of the preceding two years, as defined by state banking regulations. However, for any dividend declaration, the Company must consider additional factors such as the amount of current period net earnings, liquidity, asset quality, capital adequacy and economic conditions. It is likely that these factors would further limit the amount of dividends which the Company could declare. In addition, bank regulators have the authority to prohibit banks from paying dividends if they deem such payment to be an unsafe or unsound practice. At December 31, 2014, the Bank and Holding Company could not pay cash dividends (See Note 13).

(15) Contingencies

Various claims also arise from time to time in the normal course of business. In the opinion of management, none have occurred that will have a material effect on the Company’s consolidated financial statements.

(16) Retirement Plans

Effective January 1, 2012, the Company established a 401(k) Profit Sharing plan covering all eligible employees who are over the age of twenty one and have completed one year of service.  The Company may make a matching contribution each year.  The Company did not make any matching contributions in connection with this plan during the year ended December 31, 2014 or 2013.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(17) Fair Value Measurement

Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan. Those impaired collateral-dependent loans which are measured at fair value or a nonrecurring basis are as follows (in thousands):

						Losses Recorded in Operations For the Year Ended December 31, 2014

	At December 31, 2014
	Fair Value	Level 1	Level 2	Level 3	Total Losses

Residential real estate	$1,387	$—	$—	$1,387	$507	$—
Commercial real estate	3,029	—	—	3,029	3,269	—
Commercial	1,151	—	—	1,151	242	—

	$5,567	$—	$—	$5,567	$4,018	$—

						Losses Recorded in Operations For the Year Ended December 31, 2013

	At December 31, 2013
	Fair Value	Level 1	Level 2	Level 3	Total Losses

Residential real estate	$1,523	$—	$—	$1,523	$507	$77
Commercial real estate	3,386	—	—	3,386	3,850	2,405
Commercial	1,216	—	—	1,216	242	—

	$6,125	$—	$—	$6,125	$4,599	$2,482

Foreclosed real estate is recorded at fair value less estimated costs to sell. Foreclosed real estate which is measured at fair value on a nonrecurring basis is as follows (in thousands):

	At Year End					Losses Recorded During the Year
	Fair Value	Level 1	Level 2	Level 3	Total Losses

At December 31, 2014	$4,880	$—	$—	$4,880	$1,143	$—

At December 31, 2013	$7,553	$—	$—	$7,553	$1,696	$859

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(18) Holding Company Financial Information

The Holding Company’s unconsolidated financial information as of December 31, 2014 and 2013 and for the years then ended follows (in thousands):

Condensed Balance Sheets

	At December 31,
	2014	2013
Assets

Cash	$71	$36
Investment in subsidiary	8,683	5,387
Other assets	180	180

Total assets	$8,934	$5,603

Liabilities and Stockholders’ Equity (Deficit)

Other liabilities	$800	$664
Junior subordinated debenture	5,155	5,155
Stockholders’ equity (deficit)	2,979	(216)

Total liabilities and stockholders’ equity (deficit)	$8,934	$5,603

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(18) Holding Company Financial Information, Continued

Condensed Statements of Operations

	Year Ended December 31,
	2014	2013
Earnings (loss) of subsidiary	$2,229	$(6,699)
Interest expense	(155)	(153)
Other expense	(469)	(223)

Net earnings (loss)	$1,605	$(7,075)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2014	2013
Cash flows from operating activities:
Net earnings (loss)	$1,605	$(7,075)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Stock compensation	239	—
Equity in undistributed earnings (loss) of subsidiary	(2,229)	6,699
Decrease in other assets	—	—
Increase in other liabilities	136	179

Net cash used in operating activities	(249)	(197)

Cash flow from investing activity-
Investment in subsidiary	(988)	—

Cash flow from investing activity-
Proceeds from sale of common stock, net	1,272	124

Net increase (decrease) increase in cash	35	(73)

Cash at beginning of the year	36	109

Cash at end of year	$71	$36

Noncash transaction-
Change in accumulated other comprehensive earnings (loss) of subsidiary, net change in unrealized loss on securities available for sale	$79	$(222)

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, the Company used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its evaluation under the framework in Internal Control-Integrated Framework, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2014.

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

(c) Changes in Internal Controls

The Company has made no significant changes in its internal controls over financial reporting during the quarter ended December 31, 2014 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

A list of the Company’s executive officers and biographical information about them and its directors will be included in the definitive Proxy Statement for its 2015 Annual Meeting of Stockholders to be held on April 28, 2015, which will be filed within 120 days of the end of its fiscal year ended December 31, 2014 (the “2015 Proxy Statement”) and is incorporated herein by reference. Information about its Audit Committee may be found in the Proxy Statement. That information is incorporated herein by reference.

Item 11. Executive Compensation

Information relating to the Company’s executive officer and director compensation and the compensation committee of its board of directors will be included in the 2015 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information relating to security ownership of certain beneficial owners of its common stock and information relating to the security ownership of its management will be included in the 2015 Proxy Statement and is incorporated herein by reference.

The Bank had one compensation plan under which shares of its common stock were issuable at December 31, 2014. This plan is the 2012 Equity Compensation Plan, previously approved by its stockholders. The following table sets forth information as of December 31, 2014 with respect to the number of shares of the Company’s common stock issuable pursuant to this plan.

Equity Compensation Plan Information

The following table provides information generally as of December 31, 2014, regarding securities to be issued on exercise of stock options, and securities remaining available for issuance under the Company’s equity compensation plans that were in effect during fiscal 2014.

Number of
securities
	Number of		remaining
	securities to be	Weighted	available for
	issued upon	average	future issuance
	exercise of	exercise price of	under equity
	outstanding	outstanding	compensation
Plan Category	options	options	plans
Equity compensation plans approved by stockholders	1,444	$145.12	306,539
Equity compensation plans not approved by stockholders	—	—	—
Total	1,444	$145.12	306,539

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence will be included in the 2015 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accountant fees and services will be included in the 2015 Proxy Statement and is incorporated herein by reference.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this 10-K report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lauderdale, State of Florida, on the 31st day of March, 2015.

OPTIMUMBANK HOLDINGS, INC.

/s/ Thomas Procelli
Thomas Procelli, Principal Executive Officer,
Principal Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2015.

Signature	Title

/s/ Moishe Gubin	Director and Acting Chairman of the Board
Moishe Gubin

/s/ Joel Klein	Director
Joel Klein

