Form 10-Q
period 2015-03-31
OptimumBank Holdings, Inc.
filed 2015-05-15
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

 or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,536,814 shares of Common Stock, $.01 par value, issued and outstanding as of May 12, 2015.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

Condensed Consolidated Balance Sheets

 (Dollars in thousands, except per share amounts)

	March 31,	December 31,
Assets	2015	2014
	(Unaudited)

Cash and due from banks	$12,149	$11,601
Interest-bearing deposits with banks	641	473

Total cash and cash equivalents	12,790	12,074

Securities available for sale	27,170	26,748
Loans, net of allowance for loan losses of $2,248 and $2,244	79,449	75,829
Federal Home Loan Bank stock	1,253	1,229
Premises and equipment, net	2,801	2,836
Foreclosed real estate, net	4,698	4,880
Accrued interest receivable	445	426
Other assets	505	508

Total assets	$129,111	$124,530

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	7,669	9,195
Savings, NOW and money-market deposits	25,312	24,344
Time deposits	58,564	58,064

Total deposits	91,545	91,603

Federal Home Loan Bank advances	26,740	22,740
Junior subordinated debenture	5,155	5,155
Advanced payment by borrowers for taxes and insurance	463	241
Official checks	331	219
Other liabilities	1,749	1,593

Total liabilities	125,983	121,551

Stockholders’ equity:
Preferred stock, no par value; 6,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized 9,536,814 and 9,305,236 shares issued and outstanding in 2015 and 2014	95	93
Additional paid-in capital	33,167	32,961
Accumulated deficit	(30,340)	(30,158)
Accumulated other comprehensive income	206	83

Total stockholders’ equity	3,128	2,979

Total liabilities and stockholders’ equity	$129,111	$124,530

See Accompanying Notes to Condensed Consolidated Financial Statements. 1

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2015	2014
Interest income:
Loans	$887	$973
Securities	162	249
Other	18	13

Total interest income	1,067	1,235

Interest expense:
Deposits	155	185
Borrowings	57	61

Total interest expense	212	246

Net interest income	855	989

Provision for loan losses	0	0

Net interest income after provision for loan losses	855	989

Noninterest income:
Service charges and fees	16	16
Other	84	101

Total noninterest income	100	117

Noninterest expenses:
Salaries and employee benefits	466	524
Professional fees	101	109
Occupancy and equipment	126	129
Data processing	71	81
Insurance	29	36
Foreclosed real estate, net	20	(439)
Regulatory assessment	69	105
Other	255	231

Total noninterest expenses	1,137	776

Net (loss) earnings	$(182)	$330

Net (loss) earnings per share:
Basic	$(.02)	$.04

Diluted	$(.02)	$.04

Dividends per share	$—	$—

See Accompanying Notes to Condensed Consolidated Financial Statements. 2

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

 (In thousands)

	Three Months Ended March 31,
	2015	2014

Net (loss) earnings	$(182)	$330

Other comprehensive income
Unrealized gains on securities available for sale:
Unrealized gain arising during the period	197	203

Deferred income taxes on above change	74	78

Total other comprehensive income	123	125

Comprehensive (loss) income	$(59)	$455

See Accompanying Notes to Condensed Consolidated Financial Statements. 3

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2015 and 2014

 (Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2013	8,011,077	$80	31,463	(31,763)	4	(216)

Common stock issued as compensation to directors (unaudited)	174,861	2	208	—	—	210

Net earnings for the three months ended March 31, 2014 (unaudited)	—	—	—	330	—	330

Net change in unrealized gain on securities available for sale (unaudited)	—	—	—	—	125	125

Balance at March 31, 2014 (unaudited)	8,185,938	$82	31,671	(31,433)	129	449

Balance at December 31, 2014	9,305,236	93	32,961	(30,158)	83	2,979

Common stock issued as compensation to directors (unaudited)	231,578	2	206	—	—	208

Net loss for the three months ended March 31, 2015 (unaudited)	—	—	—	(182)	—	(182)

Net change in unrealized gain on securities available for sale (unaudited)	—	—	—	—	123	123

Balance at March 31, 2015 (unaudited)	9,536,814	$95	33,167	(30,340)	206	3,128

See Accompanying Notes to Condensed Consolidated Financial Statements. 4

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

 (In thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net (loss) earnings	$(182)	$330
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	41	47
Gain on sale of securities	(32)	—
Net amortization of fees, premiums and discounts	96	63
Provision for losses on foreclosed real estate	—	9
Gain on sale of foreclosed real estate	(3)	(449)
Write-down on foreclosed real estate	—	150
Common stock issued as compensation	208	210
(Increase) decrease in accrued interest receivable	(19)	2
(Increase) decrease in other assets	(71)	23
Increase (decrease) in official checks and other liabilities	268	(184)

Net cash provided by operating activities	306	201

Cash flows from investing activities:
Purchases of securities	(3,235)	(9,055)
Principal repayments, sales and calls of securities	2,964	894
Net (increase) decrease in loans	(3,638)	1,210
Purchases of premises and equipment	(6)	(46)
(Purchase) redemption FHLB stock	(24)	57
Proceeds from sale of foreclosed real estate	185	1,000

Net cash used in investing activities	(3,754)	(5,940)

Cash flows from financing activities:
Net (decrease) increase in deposits	(58)	3,128
Net increase in advanced payments by borrowers for taxes and insurance	222	309
Proceeds from FHLB Advances	4,000	—

Net cash provided by financing activities	4,164	3,437

Net increase (decrease) in cash and cash equivalents	716	(2,302)

Cash and cash equivalents at beginning of the period	12,074	13,881

Cash and cash equivalents at end of the period	$12,790	$11,579

(continued)

5

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

 (In thousands)

	Three Months Ended March 31,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$176	$204

Income taxes	$—	$—

Noncash transactions:
Change in accumulated other comprehensive income, net change in unrealized gain on securities available for sale	$123	$125

Loans transferred to foreclosed real estate	$—	$551

See Accompanying Notes to Condensed Consolidated Financial Statements. 6

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General. OptimumBank Holdings, Inc. (the “Holding Company”) is a one-bank holding company and owns 100% of OptimumBank (the “Bank”), a Florida-chartered commercial bank. The Bank’s wholly-owned subsidiaries are OB Real Estate Management, LLC, OB Real Estate Holdings, LLC and OB Real Estate Holding 1503, LLC, all of which were formed in 2009; OB Real Estate Holdings 1645 formed in 2010; OB Real Estate Holdings Northwood formed in 2011; and OB Real Estate Holdings 1692 and OB Real Estate Holdings 1704 formed in 2012 (the “Real Estate Holding Subsidiaries”). The Holding Company’s only business is the operation of the Bank and its subsidiaries (collectively, the “Company”). The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of commercial banking services to individual and corporate customers through its three banking offices located in Broward County, Florida. The Real Estate Holding Subsidiaries are primarily engaged in holding and disposing of foreclosed real estate. OB Real Estate Management, LLC, OB Real Estate Holdings, LLC and OB Real Estate Holdings 1503, LLC had no activity in 2014 or 2013.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2015, and the results of operations and cash flows for the three-month periods ended March 31, 2015 and 2014. The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results to be expected for the full year.

Going Concern Status. The Company is in technical default with respect to its $5,155,000 Junior Subordinated Debenture (“Debenture”). The holders of the debenture could demand payment of the $5,155,000 principal balance plus accrued and unpaid interest totaling $832,000 at March 31, 2015. No adjustments to the accompanying consolidated financial statements have been made as a result of this uncertainty. Management’s plans with regard to this matter are as follows: A Director of the Company has agreed to purchase the Debenture and has agreed to provide a forbearance of the payment to the Company upon consummation of the purchase. Although the agreed upon purchase price for the Debenture has been tendered, the Trustee of the Debenture (the “Trustee”) has received conflicting direction and therefore on December 11, 2014, the Trustee commenced an Action for Interpleader in the United States District Court for the Southern District of New York (the “Debenture Litigation”). Based upon the underlying Debenture documents, Management does not believe the Trustee will call a Default at this time, absent a ruling by the Court in the Debenture Litigation.

Comprehensive (Loss) Income. Generally accepted accounting principles generally require that recognized revenue, expenses, gains and losses be included in net (loss) earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, such items along with net (loss) earnings, are components of comprehensive (loss) income. The only component of other comprehensive (loss) income is the net change in the unrealized gain on the securities available for sale.

Income Taxes. The Company assessed its earnings history and trends and estimates of future earnings, and determined that the deferred tax asset could not be realized as of March 31, 2015. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

Recent Pronouncements.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, Interest-Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. The ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. ASU 2015-03 is effective for the first interim or annual period beginning after December 15, 2015. Early adoption of the ASU 2015-03 is permitted for financial statements that have not been previously issued. The new guidance should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. The adoption of this guidance is not expected to have any impact on the Company’s consolidated financial statements.

(continued) 7

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited) Continued

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

The phase-in period for the final rules began for the Bank on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule. The provisions of the final rules are not expected to have a material impact on the Bank.

(continued) 8

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited) Continued

(2)	Securities. Securities have been classified according to management’s intent. The carrying amount of securities and approximate fair values are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At March 31, 2015:
Securities Available for Sale-
Mortgage-backed securities	$12,215	$173	$(7)	$12,381
U.S. Government and agency securities	14,626	178	(15)	14,789

Total	$26,841	$351	$(22)	$27,170

At December 31, 2014:
Securities Available for Sale-
Mortgage-backed securities	$14,621	$164	$(25)	$14,760
U.S. Government and agency securities	11,995	33	(40)	11,988

Total	$26,616	$197	$(65)	$26,748

Gross proceeds received with respect to the sale of securities available for sale were $1,986,000 during the three month period ended March 31, 2015. Gross gains of $32,000 were recognized in connection with these sales.

The amortized cost and carrying value of securities at March 31, 2015 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without cost of prepayment penalties. Securities not due at a single maturity date are shown separately (in thousands):

	Securities Available for Sale
	Amortized Cost	Fair Value

Due in ten years or more	$14,626	$14,789
Mortgage-backed securities	12,215	12,381
	$26,841	$27,170

Securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	At March 31, 2015
	Over Twelve Months		Less Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

Securities Available for Sale:
Mortgage-backed securities	$(7)	$2,485	$—	$—
U.S. Government and agency securities	—	—	(15)	1,737
	$(7)	$2,485	$(15)	$1,737

(continued) 9

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited) Continued

(2)	Securities, Continued.

	At December 31, 2014
	Over Twelve Months		Less Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

Securities Available for Sale:
Mortgage-backed securities	$(25)	$2,553	$—	$—
U.S. Government and agency securities	—	—	(40)	6,402
	$(25)	$2,553	$(40)	$6,402

At March 31, 2015, the unrealized losses on six investment securities were caused by market conditions. It is expected that the securities would not be settled at a price less than the book value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

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

In evaluating mortgage-backed securities with unrealized losses, management utilizes various resources, including input from independent third-party firms to perform an analysis of expected future cash flows. The process begins with an assessment of the underlying collateral backing the mortgage pools. Management develops specific assumptions using as much market data as possible and includes internal estimates as well as estimates published by rating agencies and other third-party sources. The data for the individual borrowers in the underlying mortgage pools are generally segregated by state, FICO score at issue, loan to value at issue, and income documentation criteria. Mortgage pools are evaluated for current and expected levels of delinquencies and foreclosures, based on where they fall in the prescribed data set of FICO score, locations, LTV and documentation type, and a level of loss severity is assigned to each security based on its experience. The above-described historical data is used to develop current and expected measures of cumulative default rates as well as ultimate loss frequency and severity within the underlying mortgages. This reveals the expected future cash flows within the mortgage pool. The data described above is then input to an industry recognized model to assess the behavior of the particular security tranche owned by the Company. Significant inputs in this process include the structure of any subordination structures, if applicable, and are dictated by the structure of each particular security as laid out in the offering documents. The forecasted cash flows from the mortgage pools are input through the security structuring model to derive expected cash flows for the specific security owned by the Company to determine if the future cash flows are expected to exceed the book value of the security. The values for the significant inputs are updated on a regular basis.

(continued) 10

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited) Continued

(3)	Loans. The components of loans are as follows (in thousands):

	At March 31,	At December 31,
	2015	2014

Residential real estate	$21,374	$21,276
Multi-family real estate	3,947	1,979
Commercial real estate	31,686	31,255
Land and construction	6,148	6,177
Commercial	18,343	17,180
Consumer	20	20

Total loans	81,518	77,887

Add (deduct):
Net deferred loan fees, costs and premiums	179	186
Allowance for loan losses	(2,248)	(2,244)

Loans, net	$79,449	$75,829

(continued) 11

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(3)	Loans, Continued. An analysis of the change in the allowance for loan losses follows (in thousands):

	Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Unallocated	Total

Three Months Ended March 31, 2015:
Beginning balance	$65	$2	$1,589	$99	$22	$—	$467	$2,244
Provision (credit) for loan losses	5	19	90	7	47	(4)	(164)	—
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—	4	—	4

Ending balance	$70	$21	$1,679	$106	$69	$—	$303	$2,248

Three Months Ended March 31, 2014:
Beginning balance	$49	$4	$934	$458	$61	$0	$705	$2,211
Provision (credit) for loan losses	4	3	259	11	26	(4)	(299)	—
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	4	—	4

Ending balance	$53	$7	$1,193	$469	$87	$0	$406	$2,215

At March 31, 2015:
Individually evaluated for impairment:
Recorded investment	$6,010	$—	$4,034	$—	$1,134	$—	$—	$11,178
Balance in allowance for loan losses	$—	$—	$—	$—	$—	$—	$—	$—

Collectively evaluated for impairment:
Recorded investment	$15,364	$3,947	$27,652	$6,148	$17,209	$20	$—	$70,340
Balance in allowance for loan losses	$70	$21	$1,679	$106	$69	$—	$303	$2,248

At December 31, 2014:
Individually evaluated for impairment:
Recorded investment	$4,838	$—	$4,096	$—	$1,151	$—	$—	$10,085
Balance in allowance for loan losses	$—	$—	$—	$—	$—	$—	$—	$—

Collectively evaluated for impairment:
Recorded investment	$16,438	$1,979	$27,159	$6,177	$16,029	$20	$—	$67,802
Balance in allowance for loan losses	$65	$2	$1,589	$99	$22	$—	$467	$2,244

(continued) 12

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(3)	Loans, Continued. The Company has divided the loan portfolio into six portfolio segments, each with different risk characteristics and methodologies for assessing risk. All loans are underwritten in accordance with written policies set forth and approved by the Board of Directors (“Board”). The portfolio segments identified by the Company are as follows:

Residential Real Estate, Multi-Family Real Estate, Commercial Real Estate, Land and Construction. Residential real estate loans are underwritten based on repayment capacity and source, value of the underlying property, credit history and stability. Multi-family real estate and commercial real estate loans are secured by the subject property and are underwritten based on among other factors, loan to value limits, cash flow coverage and general creditworthiness of the obligors. Land and construction loans to borrowers are to finance the construction of commercial and investment properties. These loans are categorized as construction loans during the construction period, later converting to commercial real estate loans after the construction is complete and amortization of the loan begins. Real estate development and construction loans are approved based on an analysis of the borrower and guarantor, the viability of the project and on an acceptable percentage of the appraised value of the property securing the loan. Real estate development and construction loan funds are disbursed periodically based on the percentage of construction completed. The Company carefully monitors these loans with on-site inspections and requires the receipt of lien waivers on funds advanced. Development and construction loans are typically secured by the properties under development or construction, and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely on the value of the underlying property, the Company considers the market conditions and feasibility of proposed projects, the financial condition and reputation of the borrower and guarantors, the amount of the borrower’s equity in the project, independent appraisals, costs estimates and pre-construction sale information. The Company also makes loans on occasion for the purchase of land for future development by the borrower. Land loans are extended for the future development for either commercial or investment use by the borrower. The Company carefully analyzes the intended use of the property and the viability thereof.

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

Consumer. Consumer loans are extended through an existing online consumer credit marketplace that brings together consumers in search of lower cost unsecured installment loans and investors to fund the loans. These loans are fully amortizing with terms of either 36 or 60 months. Risk is mitigated by the fact that the loans are of smaller individual amounts and reliance on sophisticated underwriting and pricing models. Consumer loans are also extended for various purposes, including purchases of automobiles, recreational vehicles, and boats, as well as home improvement loans, lines of credit, personal loans, and deposit account collateralized loans. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Loans to consumers are extended after a credit evaluation, including the creditworthiness of the borrower(s), the purpose of the credit, and the secondary source of repayment. Consumer loans are made at fixed and variable interest rates and may be made on terms of up to ten years.

(continued) 13

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited) Continued

(3)	Loans, Continued. The following summarizes the loan credit quality (in thousands):

	Pass	OLEM (Other Loans Especially Mentioned)	Sub-standard	Doubtful	Loss	Total
At March 31, 2015:
Residential real estate	$15,365	$—	$6,009	$—	$—	$21,374
Multi-family real estate	3,947	—	—	—	—	3,947
Commercial real estate	28,872	595	2,219	—	—	31,686
Land and construction	4,209	1,939	—	—	—	6,148
Commercial	14,144	—	4,199	—	—	18,343
Consumer	20	—	—	—	—	20

Total	$66,557	$2,534	$12,427	$—	$—	$81,518

At December 31, 2014:
Residential real estate	$15,170	$—	$6,106	$—	$—	$21,276
Multi-family real estate	1,979	—	—	—		1,979
Commercial real estate	28,391	602	2,262	—	—	31,255
Land and construction	4,232	1,945	—	—	—	6,177
Commercial	12,938	—	4,242	—	—	17,180
Consumer	20	—	—	—	—	20

Total	$62,730	$2,547	$12,610	$—	$—	$77,887

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

(continued) 14

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited) Continued

(3)	Loans, Continued. Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At March 31, 2015:
Residential real estate	$—	$—	$—	$—	$18,087	$3,287	$21,374
Multi-family real estate	—	—	—	—	3,947	—	3,947
Commercial real estate	—	—	—	—	30,661	1,025	31,686
Land and construction	—	—	—	—	6,148	—	6,148
Commercial	—	—	—	—	17,209	1,134	18,343
Consumer	—	—	—	—	20	—	20

Total	$—	$—	$—	$—	$76,072	$5,446	$81,518

At December 31, 2014:
Residential real estate	$—	$1,267	$—	$1,267	$17,910	$2,099	$21,276
Multi-family real estate	—	—	—	—	1,979	—	1,979
Commercial real estate	293	—	—	293	29,895	1,067	31,255
Land and construction	—	—	—	—	6,177	—	6,177
Commercial	—	—	—	—	16,029	1,151	17,180
Consumer	—	—	—	—	20	—	20

Total	$293	$1,267	$—	$1,560	$72,010	$4,317	$77,887

The following summarizes the amount of impaired loans (in thousands):

	At March 31, 2015			At December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Residential real estate	$6,010	$6,516	$—	$4,838	$5,345	$—
Commercial real estate	4,034	5,848	—	4,096	5,910	—
Commercial	1,134	1,376	—	1,151	1,392	—

Total	$11,178	$13,740	$—	$10,085	$12,647	$—

(continued) 15

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited) Continued

(3)	Loans, Continued. The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	For the Period Ended March 31,			For the Period Ended March 31,
	2015			2014
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received

Residential real estate	$5,622	$34	$84	$7,000	$49	$112
Commercial real estate	$4,066	$21	$63	$4,867	$21	$39
Commercial	$1,140	$—	$16	$1,205	$—	$16

Total	$10,828	$55	$163	$13,072	$70	$167

No loans have been determined to be troubled debt restructurings during the three months ended March 31, 2015 or 2014.

(4)	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2015 of the regulatory capital requirements and the Bank’s capital on a percentage basis:

	Bank	Consent Order Regulatory Requirement

Tier I capital to total average assets	6.92%	8.00%

Tier I capital to risk-weighted assets	9.14%

Common equity Tier I capital to risk-weighted assets	9.14%

Total capital to risk-weighted assests	10.40%	12.00%

At March 31, 2015, the Bank is adequately capitalized. As a result of the Consent Order discussed in Note 9, the Bank cannot be categorized higher than “adequately capitalized” until the Consent Order is lifted, even if its ratios were to exceed those required to be a “well capitalized” bank.

(5)	(Loss) Earnings Per Share. Basic (loss) earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. For 2015 basic and diluted loss per share is the same due to the net loss incurred by the Company. For 2014 basic and diluted earnings per share are the same because stock options outstanding during the period were not dilutive due to their exercise prices exceeding the fair value of the Company’s common stock during the period. (Loss) earnings per common share have been computed based on the following:

	Three Months Ended March 31,
	2015	2014
Weighted-average number of common shares outstanding used to calculate basic and diluted (loss) earnings per common share	9,463,365	8,020,427

(continued) 16

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited) Continued

(6)	Stock-Based Compensation. On December 27, 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan (“2011 Plan”). A total of 74,961 (adjusted for one-for-four reverse common stock split) shares of common stock are available to be issued under the 2011 Plan. Options, restricted stock, performance share awards and bonus share awards in lieu of obligations may be issued under the 2011 Plan. Both incentive stock options and nonqualified stock options can be granted under the 2011 Plan. The exercise price of the stock options cannot be less than the fair market value of the common stock on the date of grant. Options must be exercised within ten years of the date of grant. The Company’s prior plan was terminated on February 27, 2011. As of March 31, 2015, 475,039 (adjusted for one-for-four reverse common stock split) shares of common stock have been granted under the 2011 Plan as compensation to directors for services rendered. Fair value of the shares of common stock as of the dates of the grants totaled approximately $208,000 during the three month period ended March 31, 2015. Such amounts have been reflected as expense in the accompanying consolidated statements of operations. Activity in the prior plan is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding and exercisable at December 31, 2014 and March 31, 2015	1,444	145.12	.75 years	$—

(7)	Fair Value Measurements. Assets measured at fair value on a nonrecurring basis are as follows (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations
At March 31, 2015:
Residential real estate	$1,323	$—	$—	$1,323	$507	$—
Commercial real estate	2,878	—	—	2,878	3,269	—
Commercial	1,134	—	—	1,134	242	—

	$5,335	$—	$—	$5,335	$4,018	$—

Foreclosed real estate	$4,698	$—	$—	$4,698	$1,143	$—

At December 31, 2014:
Residential real estate	$1,387	$—	$—	$1,387	$507	$—
Commercial real estate	3,029	—	—	3,029	3,269	—
Commercial	1,151	—	—	1,151	242	—

	$5,567	$—	$—	$5,567	$4,018	$—

Foreclosed real estate	$4,880	$—	$—	$4,880	$1,143	$—

(continued) 17

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited) Continued

(8)	Fair Value of Financial Instruments. The estimated fair values and fair value measurement method with respect to the Company’s financial instruments were as follows (in thousands):

	At March 31, 2015			At December 31, 2014
	Carrying Amount	Fair Value	Level	Carrying Amount	Fair Value	Level

Financial assets:
Cash and cash equivalents	$12,790	$12,790	1	$12,074	$12,074	1
Securities available for sale	27,170	27,170	2	26,748	26,748	2
Loans	79,449	79,245	3	75,829	75,621	3
Federal Home Loan Bank stock	1,253	1,253	3	1,229	1,229	3
Accrued interest receivable	445	445	3	426	426	3

Financial liabilities:
Deposit liabilities	91,545	91,790	3	91,603	91,849	3
Federal Home Loan Bank advances	26,740	26,747	3	22,740	22,744	3
Junior subordinated debenture	5,155	4,828	3	5,155	4,828	3
Off-balance sheet financial instruments	—	—	3	—	—	3

Discussion regarding the assumptions used to compute the estimated fair values of financial instruments can be found in Note 1 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

(9)	Regulatory Matters. The Bank is subject to various regulatory capital requirements administered by the regulatory banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Effective April 16, 2010, the Bank consented to the issuance of a Consent Order by the FDIC and the OFR. Effective February 28, 2014, the Consent Order was amended (collectively, the “Consent Order”). Pursuant to the Consent Order, the Bank is subject to higher capital ratios. According to the Consent Order, the Bank is deemed to be “adequately capitalized” even if its capital ratios were to exceed those generally required to be a “well capitalized” bank. At March 31, 2015, the Bank is adequately capitalized.

(continued) 18

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited) Continued

(9)	Regulatory Matters, Continued. Effective January 1, 2015, the Bank became subject to new capital requirements set forth by federal banking regulations. These changes were designed to ensure capital positions remain strong during the events of economic downturns or unforeseen losses. The Company is exempt from consolidated capital requirements as the Federal Reserve Board amended its “small bank holding company” policy statement to generally exempt savings and loan holding companies with less than $1.0 billion in assets from capital requirements.

Under the new capital regulation for the Bank, the minimum capital ratios consist of a common equity tier 1 ratio of 4.5% of risk-weighted assets, a tier 1 capital of 6.0% of risk-weighted assets, a total capital ratio of 8.0% of risk-weighted assets, and a leverage ratio of 4.0%. Common equity tier 1 generally comprises of common stock, additional paid in capital, and retained income.

These new requirements create a new capital ratio for common equity Tier 1 capital and increase the Tier 1 capital ratio requirements. There were changes in the risk weight of certain assets to better reflect the risk associated with those assets, such as the risk weighting for non-performing loans and certain high volatility commercial real estate acquisitions, development and construction loans. The changes also include additional limitations to the inclusion of deferred tax assets in capital. The Bank made a one-time election to exclude accumulated other comprehensive income from regulatory capital in order to reduce the impact of market volatility on regulatory capital.

The following table shows the Bank’s capital amounts and ratios and regulatory thresholds at March 31, 2015 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions		Requirements of Consent Order
	Amount	%	Amount	%	Amount	%	Amount	%
As of March 31, 2015:
Total Capital to Risk-Weighted Assets	$9,920	10.40%	$7,630	8.00%	$9,530	10.00%	$11,440	12.00%
Tier I Capital to Risk-Weighted Assets	8,715	9.14	5,715	6.00	7,620	8.00	N/A	—
Common equity Tier I capital to Risk-Weighted Assets	8,715	9.14	4,291	4.50	6,198	6.50	N/A	—
Tier I Capital to Total Assets	8,715	6.92	5,040	4.00	6,290	5.00	10,070	8.00

As of December 31, 2014:
Total Capital to Risk-Weighted Assets	$9,757	10.67%	$7,320	8.00%	$9,145	10.00%	$10,970	12.00%
Tier I Capital to Risk-Weighted Assets	8,600	9.40	3,660	4.00	5,490	6.00	N/A	N/A
Tier I Capital to Total Assets	8,600	6.95	4,950	4.00	6,190	5.00	9,900	8.00

The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). On June 22, 2010, the Company entered into a written agreement with the Federal Reserve Bank of Atlanta (“Reserve Bank”) with respect to certain aspects of the operation and management of the Company (the “Written Agreement”).

The Written Agreement contains the following principal requirements:

•	The Board of the Company must take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to the Bank, including, but not limited to, taking steps to ensure that the Bank complies with the Consent Order entered into with the Florida Office of Financial Regulation (“OFR”) and the FDIC and any other supervisory action taken by the Bank’s state or federal regulator.

•	The Company may not declare or pay any dividends without prior Reserve Bank and Federal Reserve approval.

•	The Company may not, directly or indirectly, take dividends or any other form of payment representing a reduction in capital from the Bank without prior Reserve Bank approval.

•	The Company and its nonconsolidated subsidiary, OptimumBank Holdings Capital Trust I, may not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank and the Federal Reserve.

(continued) 19

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited) Continued

(9)	Regulatory Matters - Company, Continued

•	The Company and its nonconsolidated subsidiary, OptimumBank Holdings Capital Trust I, may not, directly or indirectly, incur, increase, or guarantee any debt or purchase or redeem any shares of its stock without the prior written approval of the Reserve Bank.

•	The Company must obtain prior written consent from the Reserve Bank before appointing any new director or senior executive officer, or changing the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, and must comply with the regulations applicable to indemnification and severance payments.

•	The Company must provide quarterly progress reports to the Reserve Bank, along with parent company only financial statements.

Effective April 16, 2010, the Bank consented to the issuance of a Consent Order by the FDIC and the OFR. Effective February 28, 2014, the Consent Order was amended (collectively, the “Consent Order”)

The Consent Order represents an agreement among the Bank, the FDIC and the OFR as to areas of the Bank’s operations that warrant improvement and presents a plan for making those improvements. The Consent Order imposes no fines or penalties on the Bank. The Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and the OFR.

The Consent Order as amended contains the following principal requirements:

•	The Board of the Bank is required to increase its participation in the affairs of the Bank, assuming full responsibility for the approval of sound policies and objectives and for the supervision of all of the Bank’s activities, consistent with the role and expertise commonly expected for directors of banks of comparable size.

•	The Bank is required to have and retain qualified and appropriately experienced senior management, including a chief executive officer, a chief lending officer and a chief operating officer, who are given the authority to implement the provisions of the Consent Order.

•	Any proposed changes in the Bank’s Board of Directors or senior executive officers are subject to the prior consent of the FDIC and the OFR.

•	The Bank is required to maintain both a fully funded allowance for loan and lease losses satisfactory to the FDIC and the OFR and a minimum Tier 1 leverage capital ratio of 8% and a total risk-based capital ratio of 12% for as long as the Consent Order remains in effect.

•	The Bank shall develop, adopt and implement a written plan to ensure that the Bank is in compliance with the provisions of Section 658.33(2), Florida Statutes. Such plan must address how the Bank will ensure that at least three-fifths of the members of the Bank’s Board are current residents of the State of Florida and were residents of the State of Florida for one year preceding their election to the Board, and that at least three-fifths of the members of the Bank’s Board maintain their residence in the State of Florida for so long as they continue as members of the Board.

•	The Bank shall develop, adopt, and implement a written policy satisfactory to the Supervisory Authorities which shall govern the relationship between the Bank and its holding company and affiliates.

•	The Bank shall retain a bank consultant who will develop a written analysis and assessment of the Bank’s Board and management needs for the purpose of providing qualified management for the Bank.

(continued) 20

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited) Continued

(9)	Regulatory Matters - Bank, Continued.

•	The Bank shall submit a written plan to the Supervisory Authorities to reduce the remaining assets classified “Doubtful” and “Substandard” in the 2013 Report or any future regulatory examination report.

•	The Bank shall perform a risk segmentation analysis and shall develop and submit for review a revised written plan for systematically reducing and monitoring the Bank’s Commercial Real Estate Loans concentration of credit.

•	The Bank shall not extend, directly or indirectly, any additional credit to, or for the benefit of, any borrower who has a loan or other extension of credit from the Bank that has been charged-off or classified, in whole or in part, “Loss” or “Doubtful” and is uncollected.

•	The Bank shall not extend, directly or indirectly, any additional credit to, or for the benefit of, any borrower who has a loan or other extension of credit from the Bank that has been classified, in whole or part, “Substandard.”

•	The Bank shall revise its internal loan review and grading system.

•	The Board shall review, revise, and implement its written lending and collection policy to provide effective guidance and control over the Bank’s lending and credit administration functions.

•	The Bank shall prepare and submit to the Supervisory Authorities an acceptable written business/strategic plan covering the overall operation of the Bank.

•	The Bank shall implement a written plan to improve liquidity, contingency funding, interest rate risk and asset liability management.

•	The Bank shall revise and implement a written policy for managing interest rate risk in a manner that is appropriate to the size of the Bank and the complexity of its assets.

•	The Bank shall not accept, renew, or rollover any brokered deposit.

•	The Bank shall not declare or pay dividends, pay bonuses, or make any other form of payment outside the ordinary course of business resulting in a reduction of capital, without the prior written approval of the Supervisory Authorities.

•	The Bank shall notify the Supervisory Authorities at least sixty days prior to undertaking asset growth that exceeds 10% or more per annum or initiating material changes in asset or liability composition.

•	The Bank shall furnish written progress reports to the Supervisory Authorities within forty-five days from the end of each quarter, detailing the form and manner of any actions taken to secure compliance with this Consent Order.

The Bank is in process of implementing comprehensive policies and plans to address all of the requirements of the Consent Order and has incorporated recommendations from the FDIC and OFR into these policies and plans. However, at March 31, 2014, the Bank was not in compliance with the minimum Tier 1 leverage capital ratio of 8% and a total risk-based capital ratio of 12%.

(continued) 21

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(10)	Junior Subordinated Debenture.

On September 30, 2004, the Company issued a $5,155,000 junior subordinated debenture to an unconsolidated subsidiary. The debenture has a term of thirty years. The interest rate was fixed at 6.4% for the first five years, and thereafter, the coupon rate floats quarterly at the three-month LIBOR rate plus 2.45% (3.01% at March 31, 2015). The junior subordinated debenture, due in 2034, is redeemable in certain circumstances after October 2009. The terms of the debenture agreement allow the Company to defer payments of interest on the debenture by extending the interest payment period at any time during the term of the debenture for up to twenty consecutive quarterly periods. The Company exercised its right to defer payment of interest on the debenture. Interest payments deferred as of March 31, 2015 totaled $832,000. The Company has deferred interest payments with respect to its junior subordinated debenture for the maximum allowable twenty consecutive quarterly payments. As discussed in note 9 the Company is not able to make these interest payments without the prior approval of the Federal Reserve Bank of Atlanta. Regulatory approval to pay said accrued and unpaid interest has been denied. The holder of the Junior Subordinated Debenture can accelerate the $5,155,000 principal balance due at March 31, 2015 as a result of this technical default. A Director of the Company has agreed to purchase the Debenture and has agreed to provide a forbearance of the payment to the Company upon consummation of the purchase. Although the agreed upon purchase price for the Debenture has been tendered, the Trustee of the Debenture (the “Trustee”) has received conflicting direction and therefore on December 11, 2014, the Trustee commenced an Action for Interpleader in the United States District Court for the Southern District of New York (the “Debenture Litigation”). Based upon the underlying Debenture documents, Management does not believe the Trustee will call a Default at this time, absent a ruling by the Court in the Debenture Litigation. Due to the Debenture Litigation, and based on the advice of legal counsel, it is not possible for the Company to determine when or whether the purchase will be consummated. Therefore, the Company is continuing to pursue regulatory approval for the interest payment and other mechanisms for paying the accrued interest.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto presented elsewhere in this report. For additional information, refer to the financial statements and footnotes for the year ended December 31, 2014 in the Annual Report on Form 10-K.

Regulatory Enforcement Actions

Bank Consent Order. Effective April 16, 2010, the Bank consented to the issuance of a Consent Order by the FDIC and the OFR. Effective February 28, 2014, the Consent Order was amended (collectively, the “Consent Order”). The Consent Order covers areas of the Bank’s operations that warrant improvement and imposes various requirements and restrictions designed to address these areas, including the requirement to maintain certain minimum capital ratios. A detailed discussion of the Consent Order is contained in Footnote 9 to the condensed consolidated financial statements contained in this report. Management believes that the Bank is currently in substantial compliance with all the requirements of the Consent Order except for the following requirement:

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

Capital Levels

Quantitative measures established by regulation and by the Consent Order to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. As of March 31, 2015, the Bank did not meet the minimum applicable capital adequacy requirements. See “Supervision and Regulation – Bank Regulation – Capital Adequacy Requirements” with respect to the required Tier 1 capital to total assets ratios of 8%.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

The Bank’s actual and required minimum capital ratios were as follows (in thousands):

Regulatory Capital Requirements

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions		Requirements of Consent Order
	Amount	%	Amount	%	Amount	%	Amount	%
As of March 31, 2015:
Total Capital to Risk- Weighted Assets	$9,920	10.40%	$7,630	8.00%	$9,530	10.00%	$11,440	12.00%
Tier I Capital to Risk- Weighted Assets	8,715	9.14	5,715	6.00	7,620	8.00	N/A	N/A
Common equity Tier I capital to Risk-Weighted Assets	8,715	9.14	4,291	4.50	6,198	6.50	N/A	N/A
Tier I Capital to Total Assets	8,715	6.92	5,040	4.00	6,290	5.00	10,070	8.00

As of December 31, 2014:
Total Capital to Risk- Weighted Assets	$9,757	10.67%	$7,320	8.00%	$9,145	10.00%	$10,970	12.00%
Tier I Capital to Risk- Weighted Assets	8,600	9.40	3,660	4.00	5,490	6.00	N/A	N/A
Tier I Capital to Total Assets	8,600	6.95	4,950	4.00	6,190	5.00	9,900	8.00

Financial Condition at March 31, 2015 and December 31, 2014

Overview

The Bank’s total assets increased by $4.6 million to $129.1 million at March 31, 2015, from $124.5 million at December 31, 2014, due to an increase of $3.6 million in net loans and a $0.7 million increase in cash. Total stockholders’ equity increased $0.1 million to $3.1 million at March 31, 2015 from $3.0 at December 31, 2014, due to ($182,000) net loss, offset by an unrealized OCI gain of $123,000 and $208,000 of common stock issued as compensation to directors for the three month period ended March 31, 2015.

The following table shows selected information for the periods ended or at the dates indicated:

	Three Months	Three Months	Year
	Ended	Ended	Ended
	March 31,	March 31,	December 31,
	2015	2014	2014

Average equity as a percentage of average assets	2.41%	0.21%	1.46%

Equity to total assets at end of period	2.42%	0.34%	2.39%

Return on average assets (1)	(.58)%	1.02%	1.26%

Return on average equity (1)	(24.02)%	481.75%	86.15%

Noninterest expenses to average assets (1)	3.61%	2.39%	2.68%

____________________
(1) Annualized for the three months ended March 31, 2015 and 2014.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

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

In addition to obtaining funds from depositors, we may borrow funds from other financial institutions. At March 31, 2015, the Bank had outstanding borrowings of $26.7 million, against its $31.7 million in established borrowing capacity with the FHLB. The Bank’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. In 2010, the Bank obtained an available discount window credit line with the Federal Reserve Bank, currently $1.8 million. The Federal Reserve Bank line is subject to collateral requirements and must be repaid within 90 days; each advance is subject to prior Federal Reserve Bank consent. The Bank also has a $2.5 million line of credit with SunTrust and $1 million line of credit with Independent Bankers Bank. We measure and monitor our liquidity daily and believe our liquidity sources are adequate to meet our operating needs.

The Company, on an unconsolidated basis, typically relies on dividends from the Bank to fund its operating expenses, primarily expenses of being publicly held, and to make interest payments on its outstanding trust preferred securities. Under the Written Agreement, the Bank is currently unable to pay dividends without prior regulatory approval. In addition, under the Written Agreement, we may not pay interest payments on the trust preferred securities or dividends on our common stock, incur any additional indebtedness at the holding company level, or redeem our common stock without the prior regulatory approval of the Federal Reserve Bank. Since January 2010, we have deferred interest payments on our trust preferred securities.

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

The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. As of March 31, 2015, the Company had commitments to extend credit totaling $4.5 million.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

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

	Three Months Ended March 31,
	2015			2014
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans	$79,094	$887	4.49%	$80,678	$973	4.82%
Securities	27,963	162	2.32	29,284	249	3.40
Other (1)	1,849	18	3.89	6,569	13	0.79

Total interest-earning assets/interest income	108,906	1,067	3.92	116,531	1,235	4.24

Cash and due from banks	10,796			2,976
Premises and equipment	2,824			2,886
Other	3,332			7,231

Total assets	$125,858			$129,624

Interest-bearing liabilities:
Savings, NOW and money-market deposits	25,017	31	0.50	30,685	40	0.52
Time deposits	58,500	124	0.85	64,983	145	0.89
Borrowings (2)	27,939	57	0.82	27,895	61	0.87

Total interest-bearing liabilities/interest expense	111,456	212	0.76	123,563	246	0.80

Noninterest-bearing demand deposits	9,155			3,573
Other liabilities	2,216			2,214
Stockholders’ equity	3,031			274

Total liabilities and stockholders’ equity	$125,858			$129,624

Net interest income		$855			$989

Interest rate spread (3)			3.16%			3.44%

Net interest margin (4)			3.14%			3.39%

Ratio of average interest-earning assets to average interest-bearing liabilities	0.98			0.94

___________________

(1)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances and junior subordinated debenture.
(3)	Interest rate spread represents the difference between average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

Comparison of the Three-Month Periods Ended March 31, 2015 and 2014

General. Net loss for the three months ended March 31, 2015, was ($182,000) or $(.02) per basic and diluted share compared to a net earnings of $330,000 or $.04 per basic and diluted share for the period ended March 31, 2014. This decrease in the Company’s earnings was primarily due to a $.4 million increase in noninterest expenses and a $.1 million decrease in net interest income.

Interest Income. Interest income decreased to $1.1 million for the three months ended March 31, 2015 from $1.2 million for the three months ended March 31, 2014.

Interest Expense. Interest expense on deposits remained flat at $0.2 million for the three months ended March 31, 2015 compared to the prior period.

Provision for Loan Losses. The provision for loan losses for the three months ended March 31, 2015, was $0.0 compared to $0.0 for the same period in 2014. The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio at March 31, 2015. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $2.2 million or 2.76% of loans outstanding at March 31, 2015, compared to $2.2 million, or 2.88% of loans outstanding at December 31, 2014. Management believes the balance in the allowance for loan losses at March 31, 2015 is adequate.

Noninterest Income. Total noninterest income decreased to $100,000 for the three months ended March 31, 2015, from $117,000 for the three months ended March 31, 2014.

Noninterest Expenses. Total noninterest expenses increased to $1.1 million for the three months ended March 31, 2015 compared to $0.8 million for the three months ended March 31, 2014, primarily due to an increase of $468,000 in foreclosed real estate expenses due to recoveries in 2014.

Item 4. Controls and Procedures

The Company’s management evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report, and, based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Non-Employee Director Share Issuances

On March 31, 2015, the Company allocated 9,355 shares of its common stock to the Company’s non-employee directors under the Company’s 2011 Equity Incentive Plan and the Company’s Non-Employee Director Compensation Plan (the “Director Compensation Plan”) for attendance fees at board meetings of the Company during the first quarter of 2015. Under the Director Compensation Plan, which became effective on January 1, 2012, fees for attendance at board and committee meetings are payable 75% in shares of common stock and 25% in cash on a quarterly basis. The shares were issued at the price of $.89, the fair market value of the shares on the date of issuance. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

During the quarter ended March 31, 2015, the Company allocated 222,223 shares to Moishe Gubin as compensation at the price of $.90 per share, the fair market value of the shares on the date of issuance.

Item 6. Exhibits

The exhibits contained in the Exhibit Index following the signature page are filed with or incorporated by reference into this report.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date:	May 14, 2015	By:	/s/ Thomas Procelli
Thomas Procelli,
Principal Executive Officer and Principal
Financial Officer

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference from Annual Report on Form 10-K filed with the SEC on March 30, 2012)

4.1	Bylaws (incorporated by reference from Current Report on Form 8-K filed with the SEC on May 11, 2004)

4.2	Form of stock certificate (incorporated by reference from Quarterly Report on Form 10-QSB filed with the SEC on August 12, 2004)

4.3	Form of Registration Rights Agreement between OptimumBank Holdings, Inc. and Investors (incorporated by reference from Current Report on Form 8-K filed with the SEC on October 31, 2011)

4.4	The Company has outstanding certain long-term debt. None of such debt exceeds ten percent of the Company’s total assets; therefore, copies of the constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the SEC upon request.

10.1	OptimumBank Holdings, Inc. Non-Employee Director Compensation Plan (incorporated by reference from Annual Report on Form 10-K filed with the SEC on March 30, 2012)

10.2	Amended and Restated Stock Purchase Agreement, dated as of December 5 2011, between OptimumBank Holdings, Inc. and Moishe Gubin (incorporated by reference from Annual Report on Form 10-K filed with the SEC on March 30, 2012)

10.3	First Amendment dated June 29, 2012 to Amended and Restated Stock Purchase Agreement between OptimumBank Holdings, Inc. and Moishe Gubin dated December 5, 2011 (incorporated by reference from Current Report on Form 8-K filed with the SEC on July 6, 2012)

10.4	Second First Amendment dated October 25, 2012 to Amended and Restated Stock Purchase Agreement between OptimumBank Holdings, Inc. and Moishe Gubin dated December 5, 2011

31.1	Certification of Principal Executive and Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Principal Executive and Principal Financial Officer under 18 U.S.C. Section 1350

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

