Form 10-Q
period 2015-06-30
OptimumBank Holdings, Inc.
filed 2015-08-14
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,545,679 shares of Common Stock, $.01 par value, issued and outstanding as of August 14, 2015; 2 shares of Preferred Stock, no par value, issued and outstanding as of August 14, 2015.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

Condensed Consolidated Balance Sheets

 (Dollars in thousands, except per share amounts)

	June 30,	December 31,
Assets	2015	2014
	(Unaudited)

Cash and due from banks	$14,216	$11,601
Interest-bearing deposits with banks	848	473

Total cash and cash equivalents	15,064	12,074

Securities available for sale	25,513	26,748
Loans, net of allowance for loan losses of $2,179 and $2,244	82,659	75,829
Federal Home Loan Bank stock	1,083	1,229
Premises and equipment, net	2,765	2,836
Foreclosed real estate, net	4,270	4,880
Accrued interest receivable	436	426
Other assets	861	508

Total assets	$132,651	$124,530

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	$14,428	$9,195
Savings, NOW and money-market deposits	24,649	24,344
Time deposits	59,644	58,064

Total deposits	98,721	91,603

Federal Home Loan Bank advances	22,740	22,740
Junior subordinated debenture	5,155	5,155
Advanced payment by borrowers for taxes and insurance	623	241
Official checks	792	219
Other liabilities	1,664	1,593

Total liabilities	129,695	121,551

Stockholders’ equity:
Preferred stock, no par value; 6,000,000 shares authorized, 2 shares issued and outstanding in 2015	—	—
Common stock, $.01 par value; 50,000,000 shares authorized 9,545,679 and 9,305,236 shares issued and outstanding in 2015 and 2014	95	93
Additional paid-in capital	33,226	32,961
Accumulated deficit	(30,333)	(30,158)
Accumulated other comprehensive (loss) income	(32)	83

Total stockholders’ equity	2,956	2,979

Total liabilities and stockholders’ equity	$132,651	$124,530

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Interest income:
Loans	$967	$1,525	$1,854	$2,498
Securities	145	277	307	526
Other	20	14	38	27

Total interest income	1,132	1,816	2,199	3,051

Interest expense:
Deposits	162	173	316	358
Borrowings	59	62	116	122

Total interest expense	221	235	432	480

Net interest income	911	1,581	1,767	2,571

Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	911	1,581	1,767	2,571

Noninterest income:
Service charges and fees	14	66	30	82
Loan costs recovery	—	470	—	470
Other	86	12	170	112

Total noninterest income	100	548	200	664

Noninterest expenses:
Salaries and employee benefits	475	496	941	1,020
Occupancy and equipment	122	124	247	253
Data processing	68	79	140	160
Professional fees	151	236	252	345
Insurance	29	36	59	71
Foreclosed real estate	27	(360)	46	(799)
Regulatory assessment	78	111	147	217
Other	55	64	311	295

Total noninterest expenses	1,005	786	2,143	1,562

Net earnings (loss)	$6	$1,343	$(176)	$1,673

Net earnings (loss) per share-
Basic and diluted	$—	$.16	$(.02)	$.21

Dividends per share	$—	$—	$—	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

 (In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net earnings (loss)	$6	$1,343	$(176)	$1,673

Other comprehensive (loss) income -
Unrealized (loss) gain on securities available for sale:
Unrealized (loss) gain arising during the period	(381)	202	(183)	405

Deferred income taxes (benefit) on above change	(143)	76	(69)	154

Total other comprehensive (loss) income	(238)	126	(114)	251

Comprehensive (loss) income	$(232)	$1,469	$(290)	$1,924

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2015 and 2014

 (Dollars in thousands)

							Accumulated	Total
		Common Stock		Preferred Stock	Additional Paid-In	Accumulated	Other Comprehensive	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	(Deficit)

Balance at December 31, 2013	8,011,077	$80	—	$—	$31,463	$(31,763)	$4	$(216)

Proceeds from sale of common stock (unaudited)	41,000	—	—	—	51	—	—	51

Common stock issued as compensation to directors (unaudited)	182,741	2	—	—	218	—	—	220

Net earnings for the six months ended June 30, 2014 (unaudited)	—	—	—	—	—	1,673	—	1,673

Net change in unrealized gain on securities available for sale (unaudited)	—	—	—	—	—	—	251	251

Balance at June 30, 2014 (unaudited)	8,234,818	$82	—	$—	$31,732	$(30,090)	$255	$1,979

Balance at December 31, 2014	9,305,236	93	—	—	32,961	(30,158)	83	2,979

Proceeds from sale of preferred stock (unaudited)	—	—	2	—	50	—	—	50

Common stock issued as compensation to directors (unaudited)	240,443	2	—	—	215	—	—	217

Net loss for the six months ended June 30, 2015 (unaudited)	—	—	—	—	—	(176)	—	(176)

Net change in unrealized gain on securities available for sale (unaudited)	—	—	—	—	—	—	(114)	(114)

Balance at June 30, 2015 (unaudited)	9,545,679	$95	2	$—	$33,226	$(30,334)	$(31)	$2,956

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

 (In thousands)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net (loss) earnings	$(176)	$1,673
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	81	91
Provision for loan losses	—	—
Gain on sale of securities available for sale	(32)	—
Net amortization of fees, premiums and discounts	140	336
Common stock issued as compensation to directors	217	220
Increase in other assets	(284)	(101)
Gain on sale of foreclosed real estate	—	(809)
Provision for losses on foreclosed real estate	—	159
(Increase) decrease in accrued interest receivable	(10)	22
Increase (decrease) in official checks and other liabilities	644	(54)

Net cash provided by operating activities	580	1,537

Cash flows from investing activities:
Purchase of securities available for sale	(3,236)	(12,182)
Principal repayments of securities available for sale	2,225	1,882
Net (increase) decrease in loans	(6,861)	6,850
Proceeds from sale of securities available for sale	1,986	—
Purchase of premises and equipment	(10)	(54)
Proceeds from sale of foreclosed real estate, net	610	3,966
Redemption of Federal Home Loan Bank stock	146	57

Net cash (used in) provided by investing activities	(5,140)	519

Cash flows from financing activities:
Net increase (decrease) in deposits	7,118	(2,829)
Net increase in advance payments by borrowers for taxes and insurance	382	269
Proceeds from sale of common stock	—	51
Proceeds from sale of preferred stock	50	—

Net cash provided by (used in) financing activities	7,550	(2,509)

Net increase (decrease) in cash and cash equivalents	2,990	(453)

Cash and cash equivalents at beginning of the period	12,074	13,881

Cash and cash equivalents at end of the period	$15,064	$13,428

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

 (In thousands)

	Six Months Ended
	June 30,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$356	$402
Income Taxes	$—	$—
Noncash investing and financing activities:
Change in accumulated other comprehensive income, net change in unrealized gain on securities available for sale	$(114)	$251

Loans transferred to foreclosed real estate	$—	$551

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General. OptimumBank Holdings, Inc. (the “Holding Company”) is a one-bank holding company and owns 100% of OptimumBank (the “Bank”), a Florida-chartered commercial bank. The Bank’s wholly-owned subsidiaries are OB Real Estate Management, LLC, OB Real Estate Holdings, LLC and OB Real Estate Holding 1503, LLC, all of which were formed in 2009; OB Real Estate Holdings 1645 formed in 2010; OB Real Estate Holdings Northwood formed in 2011; OB Real Estate Holdings 1692 and OB Real Estate Holdings 1704 formed in 2012 and OB Real Estate Holdings 1501 formed in 2014 (the “Real Estate Holding Subsidiaries”). The Holding Company’s only business is the operation of the Bank and its subsidiaries (collectively, the “Company”). The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of commercial banking services to individual and corporate customers through its three banking offices located in Broward County, Florida. The Real Estate Holding Subsidiaries are primarily engaged in holding and disposing of foreclosed real estate. OB Real Estate Management, LLC, OB Real Estate Holdings, LLC and OB Real Estate Holdings 1503, LLC had no activity in 2015 or 2014.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2015, and the results of operations and cash flows for the three and six-month periods ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

Going Concern Status. The Company is in technical default with respect to its $5,155,000 Junior Subordinated Debenture (“Debenture”). The holders of the debenture could demand payment of the $5,155,000 principal balance plus accrued and unpaid interest totaling $872,000 at June 30, 2015. No adjustments to the accompanying consolidated financial statements have been made as a result of this uncertainty. Management’s plans with regard to this matter are as follows: A Director of the Company has agreed to purchase the Debenture and has agreed to provide a forbearance of the payment to the Company upon consummation of the purchase. Although the agreed upon purchase price for the Debenture has been tendered, the Trustee of the Debenture (the “Trustee”) has received conflicting direction and therefore on December 11, 2014, the Trustee commenced an Action for Interpleader in the United States District Court for the Southern District of New York (the “Debenture Litigation”). Based upon the underlying Debenture documents, Management does not believe the Trustee will call a Default at this time, absent a ruling by the Court in the Debenture Litigation.

Comprehensive (Loss) Income. Generally accepted accounting principles generally require that recognized revenue, expenses, gains and losses be included in net earnings (loss). Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, such items along with net earnings (loss), are components of comprehensive (loss) income. The only component of other comprehensive (loss) income is the net change in the unrealized gain on the securities available for sale.

Income Taxes. The Company assessed its earnings history and trends and estimates of future earnings, and determined that the deferred tax asset could not be realized as of June 30, 2015. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

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

Recent Regulatory Developments.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities. Securities have been classified according to management’s intent. The carrying amount of securities and approximate fair values are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At June 30, 2015:
Securities Available for Sale-
Mortgage-backed securities	$11,689	$39	$(50)	$11,678
U.S. Government and agency securities	13,875	31	(71)	13,835

Total	$25,564	$70	$(121)	$25,513

At December 31, 2014:
Securities Available for Sale-
Mortgage-backed securities	$14,621	$164	$(25)	$14,760
U.S. Government and agency securities	11,995	33	(40)	11,988

Total	$26,616	$197	$(65)	$26,748

Gross proceeds received with respect to the sale of securities available for sale were $1,986,000 during the six month period ended June 30, 2015. Gross gains of $32,000 were recognized in connection with these sales.

The amortized cost and carrying value of securities at June 30, 2015 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without cost of prepayment penalties. Securities not due at a single maturity date are shown separately (in thousands):

	Securities Available for Sale
	Amortized Cost	Fair Value

Due in ten years or more	$13,875	$13,835
Mortgage-backed securities	11,689	11,678
	$25,564	$25,513

Securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	At June 30, 2015
	Over Twelve Months		Less Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

Securities Available for Sale:
Mortgage-backed securities	$(47)	$2,348	$(3)	$1,743
U.S. Government and agency securities	—	—	(71)	7,720
	$(47)	$2,348	$(74)	$9,463

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities, Continued.

	At December 31, 2014
	Over Twelve Months		Less Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

Securities Available for Sale:
Mortgage-backed securities	$(25)	$2,553	$—	$—
U.S. Government and agency securities	—	—	(40)	6,402
	$(25)	$2,553	$(40)	$6,402

At June 30, 2015, the unrealized losses on thirteen investment securities were caused by market conditions. It is expected that the securities would not be settled at a price less than the book value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans. The components of loans are as follows (in thousands):

	At June 30,	At December 31,
	2015	2014

Residential real estate	$20,919	$21,276
Multi-family real estate	3,747	1,979
Commercial real estate	31,945	31,255
Land and construction	5,307	6,177
Commercial	20,128	17,180
Consumer	2,620	20

Total loans	84,666	77,887

Add (deduct):
Net deferred loan fees, costs and premiums	172	186
Allowance for loan losses	(2,179)	(2,244)

Loans, net	$82,659	$75,829

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. An analysis of the change in the allowance for loan losses follows (in thousands):

	Residential	Multi-Family	Commercial	Land
	Real	Real	Real	and
	Estate	Estate	Estate	Construction	Commercial	Consumer	Unallocated	Total

Three Months Ended June 30, 2015:
Beginning balance	$70	$21	$1,679	$106	$69	$—	$303	$2,248
Provision (credit) for loan losses	49	3	(314)	(72)	29	145	160	—
Charge-offs	(71)	—	—	—	—	—	—	(71)
Recoveries	—	—	—	—	—	2	—	2

Ending balance	$48	$24	$1,365	$34	$98	$147	$463	$2,179

Six Months Ended June 30, 2015:
Beginning balance	$65	$2	$1,589	$99	$22	$—	$467	$2,244
Provision (credit) for loan losses	54	22	(224)	(65)	76	141	(4)	0
Charge-offs	(71)	—	—	—	—	—	—	(71)
Recoveries	—	—	—	—	—	6	—	6

Ending balance	$48	$24	$1,365	$34	$98	$147	$463	$2,179

Three Months Ended June 30, 2014:
Beginning balance	$51	$6	$1,111	$451	$80	$—	$514	$2,213
Provision (credit) for loan losses	(16)	—	158	(19)	(14)	(3)	(106)	—
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	20	1	1	—	—	3	—	25

Ending balance	$55	$7	$1,270	$432	$66	$—	$408	$2,238

Six Months Ended June 30, 2014:
Beginning balance	$49	$4	$934	$459	$61	$—	$704	$2,211
Provision (credit) for loan losses	(14)	2	336	(27)	5	(6)	(296)	—
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	20	1	—	—	—	6	—	27

Ending balance	$55	$7	$1,270	$432	$66	$—	$408	$2,238

At June 30, 2015:
Individually evaluated for impairment:
Recorded investment	$5,862	$—	$3,978	$—	$1,118	$—	$—	$10,958
Balance in allowance for loan losses	$—	$—	$—	$—	$—	$—	$—	$—

Collectively evaluated for impairment:
Recorded investment	$15,057	$3,747	$27,967	$5,307	$19,010	$2,620	$—	$73,708
Balance in allowance for loan losses	$48	$24	$1,365	$34	$98	$147	$463	$2,179

At December 31, 2014:
Individually evaluated for impairment:
Recorded investment	$4,838	$—	$4,096	$—	$1,151	$—	$—	$10,085
Balance in allowance for loan losses	$—	$—	$—	$—	$—	$—	$—	$—

Collectively evaluated for impairment:
Recorded investment	$16,438	$1,979	$27,159	$6,177	$16,029	$20	$—	$67,802
Balance in allowance for loan losses	$65	$2	$1,589	$99	$22	$—	$467	$2,244

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. The Company has divided the loan portfolio into six portfolio segments, each with different risk characteristics and methodologies for assessing risk. All loans are underwritten in accordance with written policies set forth and approved by the Board of Directors (“Board”). The portfolio segments identified by the Company are as follows:

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. The following summarizes the loan credit quality (in thousands):

	Pass	OLEM (Other Loans Especially Mentioned)	Sub- standard	Doubtful	Loss	Total
At June 30, 2015:
Residential real estate	$15,057	$—	$5,862	$—	$—	$20,919
Multi-family real estate	3,747	—	—	—	—	3,747
Commercial real estate	29,173	588	2,184	—	—	31,945
Land and construction	5,261	46	—	—	—	5,307
Commercial	15,954	—	4,174	—	—	20,128
Consumer	2,620	—	—	—	—	2,620

Total	$71,812	$634	$12,220	$—	$—	$84,666

At December 31, 2014:
Residential real estate	$15,170	$—	$6,106	$—	$—	$21,276
Multi-family real estate	1,979	—	—	—		1,979
Commercial real estate	28,391	602	2,262	—	—	31,255
Land and construction	4,232	1,945	—	—	—	6,177
Commercial	12,938	—	4,242	—	—	17,180
Consumer	20	—	—	—	—	20

Total	$62,730	$2,547	$12,610	$—	$—	$77,887

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At June 30, 2015:
Residential real estate	$—	$—	$—	$—	$17,764	$3,155	$20,919
Multi-family real estate	—	—	—	—	3,747	—	3,747
Commercial real estate	—	—	—	—	29,761	2,184	31,945
Land and construction	—	—	—	—	5,307	—	5,307
Commercial	—	—	—	—	19,010	1,118	20,128
Consumer	—	—	—	—	2,620	—	2,620

Total	$—	$—	$—	$—	$78,209	$6,457	$84,666

At December 31, 2014:
Residential real estate	$—	$1,267	$—	$1,267	$17,910	$2,099	$21,276
Multi-family real estate	—	—	—	—	1,979	—	1,979
Commercial real estate	293	—	—	293	29,895	1,067	31,255
Land and construction	—	—	—	—	6,177	—	6,177
Commercial	—	—	—	—	16,029	1,151	17,180
Consumer	—	—	—	—	20	—	20

Total	$293	$1,267	$—	$1,560	$72,010	$4,317	$77,887

The following summarizes the amount of impaired loans (in thousands):

	At June 30, 2015			At December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Residential real estate	$5,862	$6,441	$—	$4,838	$5,345	$—
Commercial real estate	3,978	5,792	—	4,096	5,910	—
Commercial	1,118	1,359	—	1,151	1,392	—

Total	$10,958	$13,592	$—	$10,085	$12,647	$—

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Three Months Ended June 30,
	2015			2014
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received

Residential real estate	$5,937	$—	$35	$6,914	$302	$80
Commercial real estate	$3,997	$—	$36	$6,066	$116	$54
Commercial	$1,123	$—	$16	$1,202	$—	$16

Total	$11,057	$—	$87	$14,182	$418	$150

	Six Months Ended June 30,
	2015			2014
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received

Residential real estate	$5,780	$34	$118	$6,959	$351	$198
Commercial real estate	$4,032	$21	$98	$4,756	$138	$76
Commercial	$1,131	$—	$33	$1,313	$—	$33

Total	$10,943	$55	$249	$13,028	$489	$307

No loans have been determined to be troubled debt restructurings during the six months ended June 30, 2015 or 2014.

(4)	Earnings (Loss) Per Share. Basic earnings (loss) per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. For the six months ended June 30, 2015 basic and diluted loss per share is the same due to the net loss incurred by the Company. For 2014 and for the three months ended June 30, 2015 basic and diluted earnings per share are the same because stock options outstanding during the period were not dilutive due to their exercise prices exceeding the fair value of the Company’s common stock during the period. Earnings (loss) per common share have been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted-average number of common shares outstanding used to calculate basic and diluted earnings (loss) per common share	9,536,912	8,222,926	9,500,342	8,121,677

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Stock-Based Compensation. On December 27, 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan (“2011 Plan”). A total of 66,096 (adjusted for one-for-four reverse common stock split) shares of common stock are available to be issued under the 2011 Plan. Options, restricted stock, performance share awards and bonus share awards in lieu of obligations may be issued under the 2011 Plan. Both incentive stock options and nonqualified stock options can be granted under the 2011 Plan. The exercise price of the stock options cannot be less than the fair market value of the common stock on the date of grant. Options must be exercised within ten years of the date of grant. As of June 30, 2015, 483,904 (adjusted for one-for-four reverse common stock split) shares of common stock have been granted under the 2011 Plan as compensation to directors for services rendered. Fair value of the shares of common stock as of the dates of the grants totaled approximately $220,000 and $217,000 during the six month periods ended June 30, 2015 and 2014, respectfully. Such amounts have been reflected as expense in the accompanying consolidated statements of operations. Activity in the prior plan is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding and exercisable at December 31, 2014 and June 30, 2015	1,444	145.12	.50 years	$—

(6)	Fair Value Measurements. Assets measured at fair value on a nonrecurring basis are as follows (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations
At June 30, 2015:
Residential real estate	$2,475	$—	$—	$2,475	$578	$71
Commercial real estate	2,828	—	—	2,828	3,269	—
Commercial	1,118	—	—	1,118	242	—

	$6,421	$—	$—	$6,421	$4,089	$71

Foreclosed real estate	$4,270	$—	$—	$4,270	$1,148	$5

At December 31, 2014:
Residential real estate	$1,387	$—	$—	$1,387	$507	$—
Commercial real estate	3,029	—	—	3,029	3,269	—
Commercial	1,151	—	—	1,151	242	—

	$5,567	$—	$—	$5,567	$4,018	$—

Foreclosed real estate	$4,880	$—	$—	$4,880	$1,143	$—

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(7)	Fair Value of Financial Instruments. The estimated fair values and fair value measurement method with respect to the Company’s financial instruments were as follows (in thousands):

	At June 30, 2015			At December 31, 2014
	Carrying Amount	Fair Value	Level	Carrying Amount	Fair Value	Level

Financial assets:
Cash and cash equivalents	$15,064	$15,064	1	$12,074	$12,074	1
Securities available for sale	25,513	25,513	2	26,748	26,748	2
Loans	82,659	82,489	3	75,829	75,621	3
Federal Home Loan Bank stock	1,083	1,083	3	1,229	1,229	3
Accrued interest receivable	436	436	3	426	426	3

Financial liabilities:
Deposit liabilities	98,721	98,966	3	91,603	91,849	3
Federal Home Loan Bank advances	22,740	22,753	3	22,740	22,744	3
Junior subordinated debenture	5,155	4,828	3	5,155	4,828	3
Off-balance sheet financial instruments	—	—	3	—	—	3

Discussion regarding the assumptions used to compute the estimated fair values of financial instruments can be found in Note 1 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

(8)	Regulatory Matters. The Bank is subject to various regulatory capital requirements administered by the regulatory banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Effective April 16, 2010, the Bank consented to the issuance of a Consent Order by the FDIC and the OFR. Effective February 28, 2014, the Consent Order was amended (collectively, the “Consent Order”). Pursuant to the Consent Order, the Bank is subject to higher capital ratios. According to the Consent Order, the Bank is deemed to be “adequately capitalized” even if its capital ratios were to exceed those generally required to be a “well capitalized” bank. At June 30, 2015, the Bank is adequately capitalized.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(8)

Regulatory Matters, Continued.  Effective January 1, 2015, the Bank became subject to new capital requirements set forth by federal banking regulations. These changes were designed to ensure capital positions remain strong during the events of economic downturns or unforeseen losses. The Company is exempt from consolidated capital requirements as the Federal Reserve Board amended its “small bank holding company” policy statement to generally exempt bank holding companies with less than $1.0 billion in assets from capital requirements.

Under the new capital regulation for the Bank, the minimum capital ratios consist of a common equity tier 1 ratio of 4.5% of risk-weighted assets, a tier 1 capital of 6.0% of risk-weighted assets, a total capital ratio of 8.0% of risk-weighted assets, and a leverage ratio of 4.0%. Common equity tier 1 is generally comprised of common stock, additional paid in capital, and retained earnings.

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

The following table shows the Bank’s capital amounts and ratios and regulatory thresholds at June 30, 2015 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions		Requirements of Consent Order
	Amount	%	Amount	%	Amount	%	Amount	%
As of June 30, 2015:
Total Capital to Risk-Weighted Assets	$10,098	10.35%	$7,805	8.00%	$9,760	10.00%	$11,710	12.00%
Tier I Capital to Risk-Weighted Assets	8,867	9.09	3,900	4.00	5,850	6.00	N/A	N/A
Common equity Tier I Capital to Risk-Weighted Assets	8,867	9.09	3,900	4.00	5,850	6.00	N/A	N/A
Tier I Capital to Total Assets	8,867	6.89	5,150	4.00	6,430	5.00	10,290	8.00

As of December 31, 2014:
Total Capital to Risk-Weighted Assets	$9,757	10.67%	$7,320	8.00%	$9,145	10.00%	$10,970	12.00%
Tier I Capital to Risk-Weighted Assets	8,600	9.40	3,660	4.00	5,490	6.00	N/A	N/A
Tier I Capital to Total Assets	8,600	6.95	4,950	4.00	6,190	5.00	9,900	8.00

The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). On June 22, 2010, the Company entered into a written agreement with the Federal Reserve Bank of Atlanta (“Reserve Bank”) with respect to certain aspects of the operation and management of the Company (the “Written Agreement”).

The Written Agreement contains the following principal requirements:

•	The Board of the Company must take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to the Bank, including, but not limited to, taking steps to ensure that the Bank complies with the Consent Order entered into with the Florida Office of Financial Regulation (“OFR”) and the FDIC and any other supervisory action taken by the Bank’s state or federal regulator.

•	The Company may not declare or pay any dividends without prior Reserve Bank and Federal Reserve approval.

•	The Company may not, directly or indirectly, take dividends or any other form of payment representing a reduction in capital from the Bank without prior Reserve Bank approval.

•	The Company and its nonconsolidated subsidiary, OptimumBank Holdings Capital Trust I, may not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank and the Federal Reserve.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(8)	Regulatory Matters - Company, Continued

•	The Company and its nonconsolidated subsidiary, OptimumBank Holdings Capital Trust I, may not, directly or indirectly, incur, increase, or guarantee any debt or purchase or redeem any shares of its stock without the prior written approval of the Reserve Bank.

•	The Company must obtain prior written consent from the Reserve Bank before appointing any new director or senior executive officer, or changing the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, and must comply with the regulations applicable to indemnification and severance payments.

•	The Company must provide quarterly progress reports to the Reserve Bank, along with parent company only financial statements.

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

The Consent Order as amended contains the following principal requirements:

•	The Board of the Bank is required to increase its participation in the affairs of the Bank, assuming full responsibility for the approval of sound policies and objectives and for the supervision of all of the Bank’s activities, consistent with the role and expertise commonly expected for directors of banks of comparable size.

•	The Bank is required to have and retain qualified and appropriately experienced senior management, including a chief executive officer, a chief lending officer and a chief operating officer, who are given the authority to implement the provisions of the Consent Order.

•	Any proposed changes in the Bank’s Board of Directors or senior executive officers are subject to the prior consent of the FDIC and the OFR.

•	The Bank is required to maintain both a fully funded allowance for loan and lease losses satisfactory to the FDIC and the OFR and a minimum Tier 1 leverage capital ratio of 8% and a total risk-based capital ratio of 12% for as long as the Consent Order remains in effect.

•	The Bank shall develop, adopt and implement a written plan to ensure that the Bank is in compliance with the provisions of Section 658.33(2), Florida Statutes. Such plan must address how the Bank will ensure that at least three-fifths of the members of the Bank’s Board are current residents of the State of Florida and were residents of the State of Florida for one year preceding their election to the Board, and that at least three-fifths of the members of the Bank’s Board maintain their residence in the State of Florida for so long as they continue as members of the Board.

•	The Bank shall develop, adopt, and implement a written policy satisfactory to the Supervisory Authorities which shall govern the relationship between the Bank and its holding company and affiliates.

•	The Bank shall retain a bank consultant who will develop a written analysis and assessment of the Bank’s Board and management needs for the purpose of providing qualified management for the Bank.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(8)	Regulatory Matters - Bank, Continued.

•	The Bank shall submit a written plan to the Supervisory Authorities to reduce the remaining assets classified “Doubtful” and “Substandard” in the 2013 Report or any future regulatory examination report.

•	The Bank shall perform a risk segmentation analysis and shall develop and submit for review a revised written plan for systematically reducing and monitoring the Bank’s Commercial Real Estate Loans concentration of credit.

•	The Bank shall not extend, directly or indirectly, any additional credit to, or for the benefit of, any borrower who has a loan or other extension of credit from the Bank that has been charged-off or classified, in whole or in part, “Loss” or “Doubtful” and is uncollected.

•	The Bank shall not extend, directly or indirectly, any additional credit to, or for the benefit of, any borrower who has a loan or other extension of credit from the Bank that has been classified, in whole or part, “Substandard.”

•	The Bank shall revise its internal loan review and grading system.

•	The Board shall review, revise, and implement its written lending and collection policy to provide effective guidance and control over the Bank’s lending and credit administration functions.

•	The Bank shall prepare and submit to the Supervisory Authorities an acceptable written business/strategic plan covering the overall operation of the Bank.

•	The Bank shall implement a written plan to improve liquidity, contingency funding, interest rate risk and asset liability management.

•	The Bank shall revise and implement a written policy for managing interest rate risk in a manner that is appropriate to the size of the Bank and the complexity of its assets.

•	The Bank shall not accept, renew, or rollover any brokered deposit.

•	The Bank shall not declare or pay dividends, pay bonuses, or make any other form of payment outside the ordinary course of business resulting in a reduction of capital, without the prior written approval of the Supervisory Authorities.

•	The Bank shall notify the Supervisory Authorities at least sixty days prior to undertaking asset growth that exceeds 10% or more per annum or initiating material changes in asset or liability composition.

•	The Bank shall furnish written progress reports to the Supervisory Authorities within forty-five days from the end of each quarter, detailing the form and manner of any actions taken to secure compliance with this Consent Order.

The Bank is in process of implementing comprehensive policies and plans to address all of the requirements of the Consent Order and has incorporated recommendations from the FDIC and OFR into these policies and plans. However, at June 30, 2015, the Bank was not in compliance with the minimum Tier 1 leverage capital ratio of 8% and a total risk-based capital ratio of 12%.

As part of a routine examination by the FDIC and Florida Office of Financial Regulation, material weaknesses in the Bank's Bank Secrecy Act ("BSA")/Anti-Money Laundering Program were noted. Accordingly, on July 27, 2015, the Bank entered into a BSA Memorandum of Understanding ("MOU") with the regulators regarding corrective measures. No fine was imposed in connection with the MOU.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(9)	Junior Subordinated Debenture.

On September 30, 2004, the Company issued a $5,155,000 junior subordinated debenture to an unconsolidated subsidiary. The debenture has a term of thirty years. The interest rate was fixed at 6.4% for the first five years, and thereafter, the coupon rate floats quarterly at the three-month LIBOR rate plus 2.45% (2.73% at June 30, 2015). The junior subordinated debenture, due in 2034, is redeemable in certain circumstances after October 2009. The terms of the debenture agreement allow the Company to defer payments of interest on the debenture by extending the interest payment period at any time during the term of the debenture for up to twenty consecutive quarterly periods. The Company exercised its right to defer payment of interest on the debenture. Interest payments deferred as of June 30, 2015 totaled $872,000. The Company has deferred interest payments with respect to its junior subordinated debenture for the maximum allowable twenty consecutive quarterly payments. As discussed in note 9 the Company is not able to make these interest payments without the prior approval of the Federal Reserve Bank of Atlanta. Regulatory approval to pay said accrued and unpaid interest has been denied. The holder of the Junior Subordinated Debenture can accelerate the $5,155,000 principal balance due at June 30, 2015 as a result of this technical default. A Director of the Company has agreed to purchase the Debenture and has agreed to provide a forbearance of the payment to the Company upon consummation of the purchase. Although the agreed upon purchase price for the Debenture has been tendered, the Trustee of the Debenture (the “Trustee”) has received conflicting direction and therefore on December 11, 2014, the Trustee commenced an Action for Interpleader in the United States District Court for the Southern District of New York (the “Debenture Litigation”). Based upon the underlying Debenture documents, Management does not believe the Trustee will call a Default at this time, absent a ruling by the Court in the Debenture Litigation. Due to the Debenture Litigation, and based on the advice of legal counsel, it is not possible for the Company to determine when or whether the purchase will be consummated. Therefore, the Company is continuing to pursue regulatory approval for the interest payment and other mechanisms for paying the accrued interest.

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

In addition to obtaining funds from depositors, we may borrow funds from other financial institutions. At June 30, 2015, the Bank had outstanding borrowings of $22.8 million, against its $31.7 million in established borrowing capacity with the FHLB. The Bank’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. In 2010, the Bank obtained an available discount window credit line with the Federal Reserve Bank, currently $0.6 million. The Federal Reserve Bank line is subject to collateral requirements and must be repaid within 90 days; each advance is subject to prior Federal Reserve Bank consent. The Bank also has a $2.5 million line of credit with SunTrust and $0.6 million line of credit with ServisFirst Bank. Each advance is subject to prior consent. We measure and monitor our liquidity daily and believe our liquidity sources are adequate to meet our operating needs.

The Company, on an unconsolidated basis, typically relies on dividends from the Bank to fund its operating expenses, primarily expenses of being publicly held, and to make interest payments on its outstanding trust preferred securities. Under the Written Agreement, the Bank is currently unable to pay dividends without prior regulatory approval. Consequently, the Company is relying upon investors to fund its operating expenses. In addition, under the Written Agreement, we may not pay interest payments on the trust preferred securities or dividends on our common stock, incur any additional indebtedness at the holding company level, or redeem our common stock without the prior regulatory approval of the Federal Reserve Bank. Since January 2010, we have deferred interest payments on our trust preferred securities.

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

The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. As of June 30, 2015, the Company had commitments to extend credit totaling $2.2 million.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

Comparison of the Three-Month Periods Ended June 30, 2015 and 2014

General. Net earnings for the three months ended June 30, 2015, was $6,000 or $.00 per basic and diluted share compared to a net earnings of $1.3 million or $.16 per basic and diluted share for the period ended June 30, 2014. This decrease in net earnings was partially due to a $0.6 million decrease in loan interest income due to interest income recognized with respect to 2 loans which were on nonaccrual and were repaid by the borrowers in 2014 and a $0.2 million increase in noninterest expenses partially due to income received from the sale of foreclosed real estate in 2014 and a $470,000 loan cost recovery recognized in the 2014 period.

Interest Income. Interest income decreased to $1.1 million for the three months ended June 30, 2015 from $1.8 million for the three months ended June 30, 2014 due to interest income recognized with respect to 2 loans which were on nonaccrual and were repaid by the borrowers in 2014.

Interest Expense. Interest expense remained at $0.2 million for the three months ended June 30, 2015 from $0.2 million for the three months ended June 30, 2014.

Provision for Loan Losses. The provision for the three months ended June 30, 2015, was $0 compared to $0 for the same period in 2014. The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio at June 30, 2015. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $2.2 million or 2.6% of loans outstanding at June 30, 2015, compared to $2.2 million, or 2.9% of loans outstanding at December 31, 2014. Management believes the balance in the allowance for loan losses at June 30, 2015 is adequate.

Noninterest Income. Total noninterest income decreased to $100,000 from $548,000 for the three months ended June 30, 2015, compared to the three months ended June 30, 2014 primarily as a result of a loan cost recovery of $500,000 in 2014.

Noninterest Expenses. Total noninterest expenses increased to $1.0 million for the three months ended June 30, 2015 compared to $0.8 million for the three months ended June 30, 2014, primarily due to a normalization of the non-interest expense compared to a decrease caused by a onetime event related to expenses in foreclosed real estate in 2014.

 Comparison of the Six-Month Periods Ended June 30, 2015 and 2014

General. Net loss for the six months ended June 30, 2015, was $176,000 million or $(.02) loss per basic and diluted share compared to net earnings of $1.7 million or $.21 earnings per basic and diluted share for the period ended June 30, 2014. This decrease in net earnings was partially due to a $0.6 million decrease in loan interest income due to interest income recognized with respect to 2 loans which were on nonaccrual and were repaid by the borrowers in 2014 and a $0.6 million increase in noninterest expenses partially due to income received from the sale of foreclosed real estate in 2014 and a $470,000 loan cost recovery recognized in the 2014 period.

Interest Income. Interest income decreased to $2.2 million for the six months ended June 30, 2015 from $3.1 million for the six months ended June 30, 2014, primarily due to interest income recognized with respect to 2 loans which were on nonaccrual and were repaid by the borrowers in 2014.

Interest Expense. Interest expense on deposits and borrowings decreased to $0.4 million for the six months ended June 30, 2015 from $0.5 million for the six months ended June 30, 2014. Interest expense decreased primarily due to a decrease in the average balance in time deposits and the average yield paid on all deposits during 2015.

Provision for Loan Losses. The provision for the six months ended June 30, 2015, was $0 compared to $0 for the same period in 2014. The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio at June 30, 2014. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $2.2 million or 2.6% of loans outstanding at June 30, 2015, compared to $2.2 million, or 2.9% of loans outstanding at December 31, 2014. Management believes the balance in the allowance for loan losses at June 30, 2015 is adequate.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

Noninterest Income. Total noninterest income decreased to $200,000 from $664,000 for the six months ended June 30, 2015, compared to the six months ended June 30, 2014 primarily as a result of a loan cost recovery of $500,000 in 2014.

Noninterest Expenses. Total noninterest expenses increased to $2.1 million for the six months ended June 30, 2015 compared to $1.6 million for the six months ended June 30, 2014, primarily due to a normalization of the non-interest expense compared to a decrease caused by a onetime event related to expense in foreclosed real estate in 2014.

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

	Three Months Ended June 30,
	2015			2014
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$83,361	$967	4.64%	$76,853	$1,525	7.94%
Securities	26,751	145	2.17	34,134	277	3.25
Other (1)	1,960	20	4.08	5,998	14	0.93

Total interest-earning assets/interest income	112,072	1,132	4.04	116,985	1,816	6.21

Cash and due from banks	6,729			5,874
Premise and equipment	2,792			2,866
Other	7,063			4,691

Total assets	$128,656			$130,416

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$25,080	31	0.49	$30,195	38	0.50
Time deposits	60,555	131	0.87	64,429	135	0.84
Borrowings (2)	28,159	59	0.84	27,895	62	0.89

Total interest-bearing liabilities/ interest expense	113,794	221	0.78	122,519	235	0.77

Noninterest-bearing demand deposits	9,348			4,386
Other liabilities	2,450			2,433
Stockholders’ equity	3,064			1,078

Total liabilities and stockholders’ equity	$128,656			$130,416

Net interest income		$911			$1,581

Interest-rate spread (3)			3.26%			5.44%

Net interest margin (4)			3.25%			5.41%

Ratio of average interest-earning assets to average interest-bearing liabilities	0.98			0.95

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

	Six Months Ended June 30,
	2015			2014
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
			($ in thousands)
Interest-earning assets:
Loans	$81,228	$1,854	4.56%	$78,766	$2,498	6.34%
Securities	27,357	307	2.24	31,709	526	3.32
Other (1)	1,905	38	3.99	6,284	27	0.86

Total interest-earning assets/interest income	110,490	2,199	3.98	116,759	3,051	5.23

Cash and due from banks	8,763			4,425
Premise and equipment	2,808			2,876
Other	5,196			5,960

Total assets	$127,257			$130,020

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$25,049	62	0.50	$30,440	77	0.51
Time deposits	59,528	254	0.86	64,706	281	0.87
Borrowings (2)	28,049	116	0.83	27,895	122	0.88

Total interest-bearing liabilities/ interest expense	112,626	432	0.77	123,041	480	0.78

Noninterest-bearing demand deposits	9,252			3,980
Other liabilities	2,333			2,323
Stockholders’ equity	3,048			676

Total liabilities and stockholders’ equity	$127,257			$130,020

Net interest income		$1,767			$2,571

Interest-rate spread (3)			3.21%			4.45%

Net interest margin (4)			3.20%			4.40%

Ratio of average interest-earning assets to average interest-bearing liabilities	0.98			0.95

(1)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and junior subordinated debenture.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

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

BSA Memorandum of Understanding. As part of a routine examination by the FDIC and Florida Office of Financial Regulation, material weaknesses in the Bank's Bank Secrecy Act ("BSA")/Anti-Money Laundering Program were noted. Accordingly, on July 27, 2015, the Bank entered into a BSA Memorandum of Understanding ("MOU") with the regulators regarding corrective measures. No fine was imposed in connection with the MOU.

Capital Levels

Quantitative measures established by regulation and by the Consent Order to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. As of June 30, 2015, the Bank did not meet the minimum applicable capital adequacy requirements. See “Supervision and Regulation – Bank Regulation – Capital Adequacy Requirements” with respect to the required Tier 1 capital to total assets ratios of 8%.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

The Bank’s actual and required minimum capital ratios were as follows (in thousands):

Regulatory Capital Requirements

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions		Requirements of Consent Order
	Amount	%	Amount	%	Amount	%	Amount	%
As of June 30, 2015:
Total Capital to Risk- Weighted Assets	$10,098	10.35%	$7,805	8.00%	$9,760	10.00%	$11,710	12.00%
Tier I Capital to Risk- Weighted Assets	8,867	9.09	3,900	4.00	5,850	6.00	N/A	N/A
Common equity Tier I Capital to Risk-Weighted Assets	8,867	9.09	3,900	4.00	5,850	6.00	N/A	N/A
Tier I Capital to Total Assets	8,867	6.89	5,150	4.00	6,430	5.00	10,290	8.00

As of December 31, 2014:
Total Capital to Risk- Weighted Assets	$9,757	10.67%	$7,320	8.00%	$9,145	10.00%	$10,970	12.00%
Tier I Capital to Risk- Weighted Assets	8,600	9.40	3,660	4.00	5,490	6.00	N/A	N/A
Tier I Capital to Total Assets	8,600	6.95	4,950	4.00	6,190	5.00	9,900	8.00

Financial Condition at June 30, 2015 and December 31, 2014

Overview

The Company’s total assets increased by $8.1 million to $132.7 million at June 30, 2015, from $124.5 million at December 31, 2014, due to an increase of $6.8 million in net loans and a $3.0 million increase in cash. Total deposits increased by $7.1 million from $91.6 million at December 31, 2014 to $98.7 million at June 30, 2015.

The following table shows selected information for the periods ended or at the dates indicated:

	Six Months	Six Months	Year
	Ended	Ended	Ended
	June 30,	June 30,	December 31,
	2015	2014	2014

Average equity as a percentage of average assets	2.40%	0.52%	1.46%

Equity to total assets at end of period	2.23%	1.54%	2.39%

Return on average assets (1)	(.28)%	2.57%	1.26%

Return on average equity (1)	(11.55)%	494.97%	86.15%

Noninterest expenses to average assets (1)	3.37%	2.40%	2.68%

________________

(1) Annualized for the six months ended June 30, 2015 and 2014.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Item 3. Controls and Procedures

The Company’s management evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report, and, based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Unregistered Sales of Equity Securities and Use of Proceeds

Non-Employee Director Share Issuances

On June 30, 2015, the Company allocated 8,865 shares of its common stock to the Company’s non-employee directors under the Company’s 2011 Equity Incentive Plan and the Company’s Non-Employee Director Compensation Plan (the “Director Compensation Plan”) for attendance fees at board meetings of the Company during the first quarter of 2015. Under the Director Compensation Plan, which became effective on January 1, 2012, fees for attendance at board and committee meetings are payable 75% in shares of common stock and 25% in cash on a quarterly basis. The shares were issued at the price of $0.99, the fair market value of the shares on the date of issuance. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 2. Exhibits

The exhibits contained in the Exhibit Index following the signature page are filed with or incorporated by reference into this report.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date:	August 14, 2015	By:	/s/ Thomas Procelli
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

