Form 10-Q
period 2015-09-30
OptimumBank Holdings, Inc.
filed 2015-11-13
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,593,859 shares of Common Stock, $.01 par value, issued and outstanding as of November 13, 2015; 3 shares of Preferred Stock, no par value, issued and outstanding as of November 13, 2015.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

Condensed Consolidated Balance Sheets

 (Dollars in thousands, except per share amounts)

	September 30,	December 31,
Assets	2015	2014
	(Unaudited)

Cash and due from banks	$7,963	$11,601
Interest-bearing deposits with banks	317	473

Total cash and cash equivalents	8,280	12,074

Securities available for sale	25,654	26,748
Loans, net of allowance for loan losses of $1,987 and $2,244	77,050	75,829
Federal Home Loan Bank stock	870	1,229
Premises and equipment, net	2,739	2,836
Foreclosed real estate, net	3,990	4,880
Accrued interest receivable	445	426
Other assets	579	508

Total assets	$119,607	$124,530

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	$5,735	$9,195
Savings, NOW and money-market deposits	24,656	24,344
Time deposits	62,413	58,064

Total deposits	92,804	91,603

Federal Home Loan Bank advances	16,000	22,740
Junior subordinated debenture	5,155	5,155
Advanced payment by borrowers for taxes and insurance	656	241
Official checks	339	219
Other liabilities	1,474	1,593

Total liabilities	116,428	121,551

Stockholders’ equity:
Preferred stock, no par value; 6,000,000 shares authorized, 3 shares issued and outstanding in 2015	—	—
Common stock, $.01 par value; 50,000,000 shares authorized 9,593,859 and 9,305,236 shares issued and outstanding in 2015 and 2014	95	93
Additional paid-in capital	33,293	32,961
Accumulated deficit	(30,288)	(30,158)
Accumulated other comprehensive income	79	83

Total stockholders’ equity	3,179	2,979

Total liabilities and stockholders’ equity	$119,607	$124,530

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Interest income:
Loans	$974	$951	$2,828	$3,449
Securities	148	250	455	776
Other	20	26	58	53

Total interest income	1,142	1,227	3,341	4,278

Interest expense:
Deposits	162	154	479	512
Borrowings	60	63	176	185

Total interest expense	222	217	655	697

Net interest income	920	1,010	2,686	3,581

Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	920	1,010	2,686	3,581

Noninterest income:
Service charges and fees	61	18	91	104
Gain on sale of securities	28	—	60	—
Other	83	2	221	110

Total noninterest income	172	20	372	214

Noninterest expenses:
Salaries and employee benefits	460	485	1,402	1,505
Occupancy and equipment	118	131	365	384
Data processing	84	73	224	234
Professional fees	171	205	423	549
Insurance	29	36	88	107
Foreclosed real estate	358	47	404	(752)
Regulatory assessment	78	91	225	308
Other	68	41	377	(134)

Total noninterest expenses	1,366	1,109	3,508	2,201

(Loss) earnings before tax benefit	(274)	(79)	(450)	1,594

Income tax benefit	(320)	—	(320)	—

Net earnings (loss)	$46	$(79)	$(130)	$1,594

Net earnings (loss) per share:
Basic and diluted	$.01	$(.01)	$(.01)	$.19

Dividends per share	$—	$—	$—	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net earnings (loss)	$46	$(79)	$(130)	$1,594

Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale:
Unrealized gain (loss) arising during the period	178	(57)	(7)	314

Deferred income taxes (benefit) on above change	67	—	(3)	120

Total other comprehensive income (loss)	111	(57)	(4)	194

Comprehensive income (loss)	$157	$(136)	$(134)	$1,788

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2015 and 2014

(Dollars in thousands)

	Common Stock	Preferred Stock	Additional Paid-In	Accumulated	Other Comprehensive	Stockholders’ Equity	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	(Deficit)

Balance at December 31, 2013	8,011,077	$80	—	$—	$31,463	$(31,763)	$4	$(216)

Proceeds from sale of common stock (unaudited)	1,092,719	10	—	—	1,259	—	—	1,269

Common stock issued as compensation to directors (unaudited)	192,176	3	—	—	230	—	—	233

Net earnings for the nine months ended September 30, 2014 (unaudited)	—	—	—	—	—	$1,594	—	$1,594

Net change in unrealized gain on securities available for sale (unaudited)	—	—	—	—	—	—	194	194

Balance at September 30, 2014 (unaudited)	9,295,972	$93	—	$—	$32,952	$(30,169)	$198	$3,074

Balance at December 31, 2014	9,305,236	93	—	$—	$32,961	$(30,158)	$83	$2,979

Proceeds from sale of common stock (unaudited)	37,500	—	—	—	30	—	—	30

Proceeds from sale of preferred stock (unaudited)	—	—	3	—	75	—	—	75

Common stock issued as compensation to directors (unaudited)	251,123	2	—	—	227	—	—	229

Net loss for the nine months ended September 30, 2015 (unaudited)	—	—	—	—	—	(130)	—	(130)

Net change in unrealized gain on securities available for sale (unaudited)	—	—	—	—	—	—	(4)	(4)

Balance at September 30, 2015 (unaudited)	9,593,859	$95	3	$—	$33,293	$(30,288)	$79	$3,179

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net (loss) earnings	$(130)	$1,594
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	120	134
Gain on sale of securities	(60)	—
Common stock issued as compensation to directors	229	233
Net amortization of fees, premiums and discounts	483	345
(Increase) decrease in other assets	(68)	64
Gain on sale of foreclosed real estate	—	(809)
Provision for losses on foreclosed real estate	—	9
Write-down of foreclosed real estate	280	150
(Increase) decrease in accrued interest receivable	(19)	49
Increase (decrease) in official checks and other liabilities	1	(327)

Net cash provided by operating activities	836	1,442

Cash flows from investing activities:
Principal repayments and maturity of securities available for sale	3,462	6,746
Proceeds from sale of securities available for sale	8,255	—
Purchase of securities available for sale	(11,053)	(12,273)
Net (increase) decrease in loans	(1,221)	2,791
Purchase of premises and equipment	(23)	(75)
Proceeds from sale of foreclosed real estate, net	610	3,966
Redemption of Federal Home Loan Bank stock	359	57

Net cash provided by investing activities	389	1,212

Cash flows from financing activities:
Net increase (decrease) in deposits	1,201	(9,569)
Increase in advance payments by borrowers for taxes and insurance	415	534
Repayment of Federal Home Loan Bank advances	(6,740)	—
Proceeds from sale of common stock	30	1,269
Proceeds from sale of preferred stock	75	—

Net cash used in financing activities	(5,019)	(7,766)

Net decrease in cash and cash equivalents	(3,794)	(5,112)

Cash and cash equivalents at beginning of the period	12,074	13,881

Cash and cash equivalents at end of the period	$8,280	$8,769

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

 (In thousands)

	Nine Months Ended
	September 30,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$537	$580
Income Taxes	$—	$—
Noncash investing and financing activities:
Change in accumulated other comprehensive income, net change in unrealized gain on securities available for sale	$(4)	$194

Loans transferred to foreclosed real estate	$—	$733

See Accompanying Notes to Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	General. OptimumBank Holdings, Inc. (the “Holding Company”) is a one-bank holding company and owns 100% of OptimumBank (the “Bank”), a Florida-chartered commercial bank. The Bank’s wholly-owned subsidiaries are OB Real Estate Management, LLC, OB Real Estate Holdings, LLC and OB Real Estate Holding 1503, LLC, all of which were formed in 2009; OB Real Estate Holdings 1645 formed in 2010; OB Real Estate Holdings Northwood formed in 2011; OB Real Estate Holdings 1692 and OB Real Estate Holdings 1704 formed in 2012, OB Real Estate Holdings 1501 formed in 2014, OB Real Estate Holdings 1518, LLC and OB Real Estate Holdings 1676 formed in 2015 (collectively, the “Real Estate Holding Subsidiaries”). The Holding Company’s only business is the operation of the Bank and its subsidiaries (collectively, the “Company”). The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of commercial banking services to individual and corporate customers through its three banking offices located in Broward County, Florida. The Real Estate Holding Subsidiaries are primarily engaged in holding and disposing of foreclosed real estate. OB Real Estate Management, LLC, OB Real Estate Holdings, LLC and OB Real Estate Holdings 1503, LLC had no activity in 2015 or 2014.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2015, and the results of operations and cash flows for the three and nine-month periods ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.

Going Concern Status. The Company is in technical default with respect to its $5,155,000 Junior Subordinated Debenture (“Debenture”). The holders of the debenture could demand payment of the $5,155,000 principal balance plus accrued and unpaid interest totaling $913,000 at September 30, 2015. No adjustments to the accompanying consolidated financial statements have been made as a result of this uncertainty. Management’s plans with regard to this matter are as follows: A Director of the Company had agreed to purchase the Debenture and had agreed to provide a forbearance of the payment to the Company upon consummation of the purchase. Although the agreed upon purchase price for the Debenture had been tendered, the Trustee of the Debenture (the “Trustee”) had received conflicting direction and therefore on December 11, 2014, the Trustee commenced an Action for Interpleader in the United States District Court for the Southern District of New York (the “Debenture Litigation”). On August 31, 2015, the court held that the Trustee could not sell the Debenture to the Director because certain conditions and requirements set forth in the indenture for the Trust had not been fulfilled. The Director intends to continue his efforts to acquire the Debenture. Based upon the underlying Debenture documents, Management does not believe the Trustee will call a Default at this time. The Company is continuing to pursue regulatory approval for the interest payment and other mechanisms for paying the accrued interest such as raising additional capital.

Comprehensive Income (Loss). Generally accepted accounting principles generally require that recognized revenue, expenses, gains and losses be included in net earnings (loss). Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, such items along with net earnings (loss), are components of comprehensive income (loss). The only component of other comprehensive income (loss) is the net change in the unrealized gain (loss) on the securities available for sale.

Income Taxes. The Company assessed its earnings history and trends and estimates of future earnings, and determined that the deferred tax asset could not be realized as of September 30, 2015. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities. Securities have been classified according to management’s intent. The carrying amount of securities and approximate fair values are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At September 30, 2015:
Securities Available for Sale:
Mortgage-backed securities	$8,991	$71	$(22)	$9,040
U.S. Government and agency securities	16,536	95	(17)	16,614

Total	$25,527	$166	$(39)	$25,654

At December 31, 2014:
Securities Available for Sale:
Mortgage-backed securities	$14,621	$164	$(25)	$14,760
U.S. Government and agency securities	11,995	33	(40)	11,988

Total	$26,616	$197	$(65)	$26,748

Gross proceeds received with respect to the sale of securities available for sale were $8,255,000 during the nine month period ended September 30, 2015. Gross gains and losses of $87,000 and $27,000 were recognized in connection with these sales during the nine months ended September 30, 2015.

The amortized cost and carrying value of securities at September 30, 2015 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without cost of prepayment penalties. Securities not due at a single maturity date are shown separately (in thousands):

	Securities Available for Sale
	Amortized Cost	Fair Value

Due in ten years or more	$16,536	$16,614
Mortgage-backed securities	8,991	9,040
	$25,527	$25,654

Securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	At September 30, 2015
	Over Twelve Months		Less Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

Securities Available for Sale:
Mortgage-backed securities	$(22)	$2,272	$—	$—
U.S. Government and agency securities	—	—	(17)	3,045
	$(22)	$2,272	$(17)	$3,045

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(2)	Securities, Continued.

	At December 31, 2014
	Over Twelve Months		Less Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

Securities Available for Sale:
Mortgage-backed securities	$(25)	$2,553	$—	$—
U.S. Government and agency securities	—	—	(40)	6,402
	$(25)	$2,553	$(40)	$6,402

At September 30, 2015, the unrealized losses on 6 investment securities were caused by market conditions. It is expected that the securities would not be settled at a price less than the book value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans. The components of loans are as follows (in thousands):

	At September 30,	At December 31,
	2015	2014

Residential real estate	$18,179	$21,276
Multi-family real estate	3,718	1,979
Commercial real estate	29,916	31,255
Land and construction	5,283	6,177
Commercial	18,843	17,180
Consumer	2,952	20

Total loans	78,891	77,887

Add (deduct):
Net deferred loan fees, costs and premiums	146	186
Allowance for loan losses	(1,987)	(2,244)

Loans, net	$77,050	$75,829

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. An analysis of the change in the allowance for loan losses follows (in thousands):

	Residential	Multi-Family	Commercial	Land
	Real	Real	Real	and
	Estate	Estate	Estate	Construction	Commercial	Consumer	Unallocated	Total

Three Months Ended September 30, 2015:
Beginning balance	$48	$24	$1,365	$34	$98	$147	$463	$2,179
Provision (credit) for loan losses	181	(13)	(140)	14	(48)	16	(10)	—
Charge-offs	(195)	—	—	—	—	—	—	(195)
Recoveries	—	—	—	—	—	3	—	3

Ending balance	$34	$11	$1,225	$48	$50	$166	$453	$1,987

Nine Months Ended September 30, 2015:
Beginning balance	$65	$2	$1,589	$99	$22	$0	$467	$2,244
Provision (credit) for loan losses	236	9	(364)	(51)	28	156	(14)	—
Charge-offs	(267)	—	—	—	—	—	—	(267)
Recoveries	—	—	—	—	—	10	—	10

Ending balance	$34	$11	$1,225	$48	$50	$166	$453	$1,987

Three Months Ended September 30, 2014:
Beginning balance	$55	$7	$1,270	$432	$66	$—	$408	$2,238
Provision (credit) for loan losses	(42)	(4)	331	(368)	(57)	(3)	143	—
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	3	—	3

Ending balance	$13	$3	$1,601	$64	$9	$—	$551	$2,241

Nine Months Ended September 30, 2014:
Beginning balance	$49	$4	$934	$458	$61	$—	$705	$2,211
Provision (credit) for loan losses	(56)	(1)	667	(394)	(52)	(10)	(154)	—
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	20	—	—	—	—	10	—	30

Ending balance	$13	$3	$1,601	$64	$9	$—	$551	$2,241

At September 30, 2015:
Individually evaluated for impairment:
Recorded investment	$2,915	$—	$2,153	$—	$2,136	$—	$—	$7,204
Balance in allowance for loan losses	$—	$—	$—	$—	$14	$—	$—	$14

Collectively evaluated for impairment:
Recorded investment	$15,264	$3,718	$27,763	$5,283	$16,804	$2,952	$—	$71,784
Balance in allowance for loan losses	$34	$11	$1,225	$48	$36	$166	$453	$1,973

At December 31, 2014:
Individually evaluated for impairment:
Recorded investment	$4,838	$—	$4,096	$—	$1,151	$—	$—	$10,085
Balance in allowance for loan losses	$—	$—	$—	$—	$—	$—	$—	$—

Collectively evaluated for impairment:
Recorded investment	$16,438	$1,979	$27,159	$6,177	$16,029	$20	$—	$67,802
Balance in allowance for loan losses	$65	$2	$1,589	$99	$22	$—	$467	$2,244

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. The Company has divided the loan portfolio into six portfolio segments, each with different risk characteristics and methodologies for assessing risk. All loans are underwritten in accordance with written policies set forth and approved by the Board of Directors (“Board”). The portfolio segments identified by the Company are as follows:

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. The following summarizes the loan credit quality (in thousands):

	Pass	OLEM (Other Loans Especially Mentioned)	Sub- standard	Doubtful	Loss	Total
At September 30, 2015:
Residential real estate	$15,263	$350	$2,566	$—	$—	$18,179
Multi-family real estate	3,718	—	—	—	—	3,718
Commercial real estate	27,182	580	2,154	—	—	29,916
Land and construction	5,236	47	—	—	—	5,283
Commercial	14,789	—	4,054	—	—	18,843
Consumer	2,952	—	—	—	—	2,952

Total	$69,140	$977	$8,774	$—	$—	$78,891

At December 31, 2014:
Residential real estate	$15,170	$—	$6,106	$—	$—	$21,276
Multi-family real estate	1,979	—	—	—		1,979
Commercial real estate	28,391	602	2,262	—	—	31,255
Land and construction	4,232	1,945	—	—	—	6,177
Commercial	12,938	—	4,242	—	—	17,180
Consumer	20	—	—	—	—	20

Total	$62,730	$2,547	$12,610	$—	$—	$77,887

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due		Total Past Due	Current	Nonaccrual Loans	Total Loans
At September 30, 2015:
Residential real estate	$—	$—		$—	$—	$15,613	$2,566	$18,179
Multi-family real estate	—	—		—	—	3,718	—	3,718
Commercial real estate	1,386	—		—	1,386	26,377	2,153	29,916
Land and construction	—	—		—	—	5,283	—	5,283
Commercial	—	—		—	—	17,742	1,101	18,843
Consumer	—	—		—	—	2,952	—	2,952

Total	$1,386	$—	$		$1,386	$71,685	$5,820	$78,891

At December 31, 2014:
Residential real estate	$—	$1,267		$—	$1,267	$17,910	$2,099	$21,276
Multi-family real estate	—	—		—	—	1,979	—	1,979
Commercial real estate	293	—		—	293	29,895	1,067	31,255
Land and construction	—	—		—	—	6,177	—	6,177
Commercial	—	—		—	—	16,029	1,151	17,180
Consumer	—	—		—	—	20	—	20

Total	$293	$1,267		$—	$1,560	$72,010	$4,317	$77,887

The following summarizes the amount of impaired loans (in thousands):

	At September 30, 2015			At December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Residential real estate	$2,915	$3,689	$—	$4,838	$5,345	$—
Commercial real estate	2,153	3,967	—	4,096	5,910	—
Commercial	1,101	1,343	—	1,151	1,392	—

With an allowance recorded:
Commercial	$1,035	$1,048	$14

Total:
Residential real estate	$2,915	$3,689	$—
Commercial real estate	$2,153	$3,967	$—
Commercial	$2,136	$2,391	$14

Total	$7,204	$10,047	$14

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(3)	Loans, Continued. The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Three Months Ended September 30,
	2015			2014
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received

Residential real estate	$4,532	$35	$58	$4,914	$35	$62
Commercial real estate	$3,792	$18	$49	$5,534	$58	$81
Commercial	$1,106	$—	$16	$1,173	$—	$16

Total	$9,430	$53	$123	$11,621	$93	$159

	Nine Months Ended September 30,
	2015			2014
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received

Residential real estate	$5,367	$104	$211	$6,334	$386	$259
Commercial real estate	$3,951	$57	$166	$4,544	$196	$140
Commercial	$1,123	$—	$49	$1,344	$—	$49

Total	$10,441	$161	$426	$12,222	$582	$448

No loans have been determined to be troubled debt restructurings during the nine months ended September 30, 2015 or 2014.

(4)	Earnings (Loss) Per Share. Basic earnings (loss) per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. For the nine months ended September 30, 2015 and three months ended September 30, 2014 basic and diluted loss per share is the same due to the net loss incurred by the Company. For the nine months ended September 30, 2014 and for the three months ended September 30, 2015 basic and diluted earnings per share are the same because stock options outstanding during the period were not dilutive due to their exercise prices exceeding the fair value of the Company’s common stock during the period. Earnings (loss) per common share have been computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted-average number of common shares outstanding used to calculate basic and diluted earnings (loss) per common share	9,558,024	9,152,860	9,519,779	8,470,459

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(5)	Stock-Based Compensation. On December 27, 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan (“2011 Plan”). A total of 66,096 (adjusted for one-for-four reverse common stock split) shares of common stock are available to be issued under the 2011 Plan. Options, restricted stock, performance share awards and bonus share awards in lieu of obligations may be issued under the 2011 Plan. Both incentive stock options and nonqualified stock options can be granted under the 2011 Plan. The exercise price of the stock options cannot be less than the fair market value of the common stock on the date of grant. Options must be exercised within ten years of the date of grant. As of September 30, 2015 494,584 (adjusted for one-for-four reverse common stock split) shares of common stock have been granted under the 2011 Plan as compensation to directors for services rendered. Fair value of the shares of common stock as of the dates of the grants totaled approximately $229,000 and $233,000 during the nine month periods ended September 30, 2015 and 2014, respectively. Such amounts have been reflected as expense in the accompanying consolidated statements of operations. Activity in the prior plan is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding and exercisable at December 31, 2014 and September 30, 2015	1,444	$145.12	.25 years	—

(6)	Fair Value Measurements. Assets measured at fair value on a nonrecurring basis are as follows (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations During the Period
At September 30, 2015:
Residential real estate	$2,252	$—	$—	$2,252	$774	$236
Commercial real estate	1,009	—	—	1,009	1,814	—
Commercial	2,136	—	—	2,136	255	—

	$5,397	$—	$—	$5,397	$2,843	$236

Foreclosed real estate	$3,990	$—	$—	$3,990	$1,403	$280

At December 31, 2014:
Residential real estate	$1,387	$—	$—	$1,387	$507	$—
Commercial real estate	3,029	—	—	3,029	3,269	—
Commercial	1,151	—	—	1,151	242	—

	$5,567	$—	$—	$5,567	$4,018	$—

Foreclosed real estate	$4,880	$—	$—	$4,880	$1,143	$150

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(7)	Fair Value of Financial Instruments. The estimated fair values and fair value measurement method with respect to the Company’s financial instruments were as follows (in thousands):

	At September 30, 2015				At December 31, 2014
	Carrying Amount	Fair Value		Level	Carrying Amount	Fair Value		Level

Financial assets:
Cash and cash equivalents	$8,280	$8,280		1	$12,074	$12,074		1
Securities available for sale	25,654	25,654		2	26,748	26,748		2
Loans	77,050	76,977		3	75,829	75,621		3
Federal Home Loan Bank stock	870	870		3	1,229	1,229		3
Accrued interest receivable	445	445		3	426	426		3

Financial liabilities:
Deposit liabilities	92,804	93,067		3	91,603	91,849		3
Federal Home Loan Bank advances	16,000	16,012		3	22,740	22,744		3
Junior subordinated debenture	5,155	NA	(1)	3	5,155	NA	(1)	3
Off-balance sheet financial instruments	—	—		3	—	—		3

___________

(1) The Company is unable to determine value based on the significant unobservable inputs required in the calculation. Refer to Note 9 for further information.

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

Effective April 16, 2010, the Bank consented to the issuance of a Consent Order by the FDIC and the OFR. Effective February 28, 2014, the Consent Order was amended (collectively, the “Consent Order”). Pursuant to the Consent Order, the Bank is subject to higher capital ratios. According to the Consent Order, the Bank is deemed to be “adequately capitalized” even if its capital ratios were to exceed those generally required to be a “well capitalized” bank. At September 30, 2015, the Bank is adequately capitalized.

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

The following table shows the Bank’s capital amounts and ratios and regulatory thresholds at September 30, 2015 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions		Requirements of Consent Order
	Amount	%	Amount	%	Amount	%	Amount	%
As of September 30, 2015:
Total Capital to Risk-Weighted Assets	$10,163	11.35%	$7,165	8.00%	$8,956	10.00%	$10,747	12.00%
Tier I Capital to Risk-Weighted Assets	9,033	10.09	3,582	4.00	5,374	6.00	N/A	N/A
Common equity Tier I Capital to Risk-Weighted Assets	9,033	10.09	3,582	4.00	5,374	6.00	N/A	N/A
Tier I Capital to Total Assets	9,033	7.26	4,977	4.00	6,211	5.00	9,954	8.00

As of December 31, 2014:
Total Capital to Risk-Weighted Assets	$9,757	10.67%	$7,320	8.00%	$9,145	10.00%	$10,970	12.00%
Tier I Capital to Risk-Weighted Assets	8,600	9.40	3,660	4.00	5,490	6.00	N/A	N/A
Tier I Capital to Total Assets	8,600	6.95	4,950	4.00	6,190	5.00	9,900	8.00

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

The Bank is in process of implementing comprehensive policies and plans to address all of the requirements of the Consent Order and has incorporated recommendations from the FDIC and OFR into these policies and plans. However, at September 30, 2015, the Bank was not in compliance with the minimum Tier 1 leverage capital ratio of 8% and a total risk-based capital ratio of 12%.

As part of a routine examination by the FDIC and OFR, material weaknesses in the Bank’s Bank Secrecy Act (“BSA”)/Anti-Money Laundering Program were noted. Accordingly, on July 27, 2015, the Bank entered into a BSA Memorandum of Understanding (“MOU”) with the regulators regarding corrective measures. No fine was imposed in connection with the MOU.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

(9)	Junior Subordinated Debenture.

On September 30, 2004, the Company issued a $5,155,000 junior subordinated debenture to an unconsolidated subsidiary. The debenture has a term of thirty years. The interest rate was fixed at 6.4% for the first five years, and thereafter, the coupon rate floats quarterly at the three-month LIBOR rate plus 2.45% (2.78% at September 30, 2015). The junior subordinated debenture, due in 2034, is redeemable in certain circumstances after October 2009. The terms of the debenture agreement allow the Company to defer payments of interest on the debenture by extending the interest payment period at any time during the term of the debenture for up to twenty consecutive quarterly periods. The Company exercised its right to defer payment of interest on the debenture. Interest payments deferred as of September 30, 2015 totaled $913,000. The Company has deferred interest payments with respect to its junior subordinated debenture for the maximum allowable twenty consecutive quarterly payments. As discussed in note 8 the Company is not able to make these interest payments without the prior approval of the Federal Reserve Bank of Atlanta. Regulatory approval to pay said accrued and unpaid interest has been denied. The holder of the Junior Subordinated Debenture can accelerate the $5,155,000 principal balance due at September 30, 2015 as a result of this technical default. A Director of the Company had agreed to purchase the Debenture and had agreed to provide a forbearance of the payment to the Company upon consummation of the purchase. Although the agreed upon purchase price for the Debenture had been tendered, the Trustee of the Debenture (the “Trustee”) had received conflicting direction and therefore on December 11, 2014, the Trustee commenced an Action for Interpleader in the United States District Court for the Southern District of New York (the “Debenture Litigation”). On August 31, 2015 the court held that the Trustee could not sell the Debenture to the Director because certain conditions and requirements set forth in the indenture for the Trust had not been fulfilled. The Director intends to continue his efforts to acquire the Debenture. Based upon the underlying Debenture documents, Management does not believe the Trustee will call a Default at this time. Based on the advice of legal counsel, it is not possible for the Company to determine when or whether the purchase will be consummated. Therefore, the Company is continuing to pursue regulatory approval for the interest payment and other mechanisms for paying the accrued interest. A second purchase offer was made in the third quarter and is awaiting response from the Trustee. No response has been received to date from the Trustee.

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

Deposits are the Bank’s primary source of funds. In order to increase its core deposits, the Bank has priced its deposit rates competitively. The Bank will adjust rates on its deposits to attract or retain deposits as needed. Under the Consent Order, the interest rate that the Bank pays on its market area deposits is restricted. It is possible that the Bank could experience a decrease in deposit inflows, or the migration of current deposits to competitor institutions, if other institutions offer higher interest rates than those permitted to be offered by the Bank. Despite these yield limitations, Management believes that it has the ability to adjust rates on the deposits to attract or retain deposits as needed.

In addition to obtaining funds from depositors, the Bank may borrow funds from other financial institutions. At September 30, 2015, the Bank had outstanding borrowings of $16.0 million, against its $31.7 million in established borrowing capacity with the FHLB. The Bank’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. In 2010, the Bank obtained an available discount window credit line with the Federal Reserve Bank, currently $0.6 million. The Federal Reserve Bank line is subject to collateral requirements and must be repaid within 90 days; each advance is subject to prior Federal Reserve Bank consent. The Bank also has a $2.5 million line of credit with SunTrust and $0.6 million line of credit with ServisFirst Bank. Each advance is subject to prior consent. Management measures and monitors liquidity daily and believes the Bank’s liquidity sources are adequate to meet its operating needs.

Management conducts a quarterly stress test of the Bank’s liquidity to test various scenarios of potential deposit run-off. The Bank, due to its liquid government guaranteed investment portfolio, has adequate liquidity to meet its needs.

The Company, on an unconsolidated basis, typically relies on dividends from the Bank to fund its operating expenses, primarily expenses of being publicly held, and to make interest payments on its outstanding trust preferred securities. Under the Written Agreement, the Bank is currently unable to pay dividends without prior regulatory approval. Consequently, the Company is relying upon investors to fund its operating expenses. In addition, under the Written Agreement, the Company may not pay interest payments on the trust preferred securities or dividends on common stock, incur any additional indebtedness at the holding company level, or redeem its common stock without the prior regulatory approval of the Federal Reserve Bank. Since January 2010, the Company has deferred interest payments on its trust preferred securities.

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

The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. As of September 30, 2015, the Company had commitments to extend credit totaling $2.6 million.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

Comparison of the Three-Month Periods Ended September 30, 2015 and 2014

General. Net earnings for the three months ended September 30, 2015, was $46,000 or $0.01 per basic and diluted share compared to a net loss of ($79,000) or $(.01) per basic and diluted share for the period ended September 30, 2014. This increase in net earnings was partially due to a $.3 million resolution of a tax dispute with the IRS in the Company’s favor.

Interest Income. Interest income decreased to $1.1 million for the three months ended September 30, 2015 from $1.2 million for the three months ended September 30, 2014 due to interest income recognized with respect to 2 loans which were on nonaccrual and were repaid by the borrowers in 2014.

Interest Expense. Interest expense remained at $0.2 million for the three months ended September 30, 2015 and 2014.

Provision for Loan Losses. The provision for the three months ended September 30, 2015, was $0 compared to $0 for the same period in 2014. The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio at September 30, 2015. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by the Company, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the estimated collectability of the loan portfolio. The allowance for loan losses totaled $2.0 million or 2.5% of gross loans outstanding at September 30, 2015, compared to $2.2 million, or 2.9% of gross loans outstanding at December 31, 2014. Management believes the balance in the allowance for loan losses at September 30, 2015 is adequate.

Noninterest Income. Total noninterest income increased to $172,000 from $20,000 for the three months ended September 30, 2015, compared to the three months ended September 30, 2014 primarily as a result of loan extension fees in 2015.

Noninterest Expenses. Total noninterest expenses increased to $1.4 million for the three months ended September 30, 2015 compared to $1.1 million for the three months ended September 30, 2014, primarily due to foreclosed real estate expenses in 2015.

Income Tax Benefit. The income tax benefit resulted from the favorable settlement of a dispute with the IRS related to certain of the Company’s Federal income tax returns.

Comparison of the Nine-Month Periods Ended September 30, 2015 and 2014

General. Net loss for the nine months ended September 30, 2015, was $0.1 million or $(.01) loss per basic and diluted share compared to net earnings of $1.6 million or $.19 earnings per basic and diluted share for the period ended September 30, 2014. This decrease in net earnings was due to a $.9 million decrease in net interest income and a $1.3 million increase in noninterest expenses. The decrease in net interest income related to two loans that were on nonaccrual and were repaid by the borrowers during the 2014 period. The increase in noninterest expenses resulted from one-time events related to recovery of loan costs during the 2014 period.

Interest Income. Interest income decreased to $3.3 million for the nine months ended September 30, 2015 from $4.3 million for the nine months ended September 30, 2014, primarily due to interest income recognized with respect to     loans which were on nonaccrual and were repaid by the borrowers in 2014.

Interest Expense. Interest expense on deposits and borrowings remained consistent at $0.7 million for the nine months ended September 30, 2015 and 2014.

Provision for Loan Losses. The provision for the nine months ended September 30, 2015, was $0 compared to $0 for the same period in 2014. The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio at September 30, 2014. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by the Company, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the estimated collectability of the loan portfolio. The allowance for loan losses totaled $2.0 million or 2.5% of gross loans outstanding at September 30, 2015, compared to $2.2 million, or 2.9% of gross loans outstanding at December 31, 2014. Management believes the balance in the allowance for loan losses at September 30, 2015 is adequate.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

Noninterest Income. Total noninterest income increased to $372,000 from $214,000 for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014 primarily as a result of loan extension fees and securities gains in 2015.

Noninterest Expenses. Total noninterest expenses increased to $3.5 million for the nine months ended September 30, 2015 compared to $2.2 million for the nine months ended September 30, 2014, primarily due to a normalization of the non-interest expense compared to a decrease caused by a onetime event related to expense in foreclosed real estate in 2014.

Income Tax Benefit. The income tax benefit resulted from the favorable settlement of a dispute with the IRS related to certain of the Company’s Federal income tax returns.

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

	Three Months Ended September 30,
	2015			2014
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$81,570	$974	4.78%	$76,552	$951	4.97%
Securities	25,804	148	2.29	32,121	250	3.11
Other (1)	994	20	0.80	4,980	26	2.09

Total interest-earning assets/interest income	108,368	1,142	4.22	113,653	1,227	4.32

Cash and due from banks	10,242			6,591
Premise and equipment	2,768			2,843
Other	3,047			4,508

Total assets	$124,425			$127,595

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$24,521	31	0.51	$27,802	35	0.50
Time deposits	61,836	131	0.85	58,761	119	0.81
Borrowings (2)	20,331	60	1.81	27,895	63	0.90

Total interest-bearing liabilities/interest expense	106,688	222	0.83	114,458	217	0.76

Noninterest-bearing demand deposits	7,219			6,295
Other liabilities	7,473			3,817
Stockholders’ equity	3,045			3,025

Total liabilities and stockholders’ equity	$124,425			$127,595

Net interest income		$920			$1,010

Interest-rate spread (3)			3.39%			3.56%

Net interest margin (4)			3.40%			3.55%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.02			0.99

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

	Nine Months Ended September 30,
	2015			2014
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
			($ in thousands)
Interest-earning assets:
Loans	$81,342	$2,828	4.64%	$78,028	$3,449	5.89%
Securities	26,839	455	2.26	31,846	776	3.25
Other (1)	1,601	58	4.83	5,849	53	1.21

Total interest-earning assets/interest income	109,782	3,341	4.06	115,723	4,278	4.93

Cash and due from banks	9,256			5,147
Premise and equipment	2,795			2,865
Other	4,480			5,477

Total assets	$126,313			$129,212

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$24,874	93	0.50	$29,561	113	0.51
Time deposits	60,295	386	0.85	62,724	399	0.85
Borrowings (2)	25,476	176	0.92	27,895	185	0.89

Total interest-bearing liabilities/interest expense	110,645	655	.79	120,180	697	0.77

Noninterest-bearing demand deposits	8,574			4,752
Other liabilities	4,047			2,821
Stockholders’ equity	3,047			1,459

Total liabilities and stockholders’ equity	$126,313			$129,212

Net interest income		$2,686			$3,581

Interest-rate spread (3)			3.27%			4.16%

Net interest margin (4)			3.26%			4.12%

Ratio of average interest-earning assets to average interest-bearing liabilities	0.99			0.96

(1)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances and junior subordinated debenture.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

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

BSA Memorandum of Understanding. As part of a routine examination by the FDIC and Florida Office of Financial Regulation, material weaknesses in the Bank’s Bank Secrecy Act (“BSA”)/Anti-Money Laundering Program were noted. Accordingly, on July 27, 2015, the Bank entered into a BSA Memorandum of Understanding (“MOU”) with the regulators regarding corrective measures. No fine was imposed in connection with the MOU.

Capital Levels

Quantitative measures established by regulation and by the Consent Order to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. As of September 30, 2015, the Bank did not meet the minimum applicable capital adequacy requirements. See “Supervision and Regulation – Bank Regulation – Capital Adequacy Requirements” with respect to the required Tier 1 capital to total assets ratios of 8%.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

The Bank’s actual and required minimum capital ratios were as follows (in thousands):

Regulatory Capital Requirements

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions		Requirements of Consent Order
	Amount	%	Amount	%	Amount	%	Amount	%
As of September 30, 2015:
Total Capital to Risk- Weighted Assets	$10,163	11.36%	$7,157	8.00%	$8,946	10.00%	$10,735	12.00%
Tier I Capital to Risk- Weighted Assets	9,033	10.10	3,578	4.00	5,368	6.00	N/A	N/A
Common equity Tier I Capital to Risk-Weighted Assets	9,033	10.10	3,578	4.00	5,368	6.00	N/A	N/A
Tier I Capital to Total Assets	9,033	7.26	4,977	4.00	6,221	5.00	9,954	8.00

As of December 31, 2014:
Total Capital to Risk- Weighted Assets	$9,757	10.67%	$7,320	8.00%	$9,145	10.00%	$10,970	12.00%
Tier I Capital to Risk- Weighted Assets	8,600	9.40	3,660	4.00	5,490	6.00	N/A	N/A
Tier I Capital to Total Assets	8,600	6.95	4,950	4.00	6,190	5.00	9,900	8.00

Financial Condition at September 30, 2015 and December 31, 2014

Overview

The Company’s total assets decreased by $4.9 million to $119.6 million at September 30, 2015, from $124.5 million at December 31, 2014, due to a decrease of $3.8 million in cash. Total deposits increased by $1.2 million from $91.6 million at December 31, 2014 to $92.8 million at September 30, 2015.

The following table shows selected information for the periods ended or at the dates indicated:

	Nine Months	Nine Months	Year
	Ended	Ended	Ended
	September 30,	September 30,	December 31,
	2015	2014	2014

Average equity as a percentage of average assets	2.41%	1.13%	1.46%

Equity to total assets at end of period	2.66%	2.50%	2.39%

Return on average assets (1)	(0.14)%	1.64%	1.26%

Return on average equity (1)	(5.69)%	145.65%	86.15%

Noninterest expenses to average assets (1)	3.70%	2.27%	2.68%

________________

(1) Annualized for the nine months ended September 30, 2015 and 2014.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Item 3. Controls and Procedures

The Company’s management evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report, and, based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Unregistered Sales of Equity Securities and Use of Proceeds

Non-Employee Director Share Issuances

On September 30, 2015, the Company allocated 10,680 shares of its common stock to the Company’s non-employee directors under the Company’s 2011 Equity Incentive Plan and the Company’s Non-Employee Director Compensation Plan (the “Director Compensation Plan”) for attendance fees at board meetings of the Company during the third quarter of 2015. Under the Director Compensation Plan, which became effective on January 1, 2012, fees for attendance at board and committee meetings are payable 75% in shares of common stock and 25% in cash on a quarterly basis. The shares were issued at the price of $1.07, the fair market value of the shares on the date of issuance. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 2. Exhibits

The exhibits contained in the Exhibit Index following the signature page are filed with or incorporated by reference into this report.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date:	November 13, 2015	By:	/s/ Joel Klein
Joel Klein,
Chairman of Audit Committee

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

