Form 10-K
period 2015-12-31
OptimumBank Holdings, Inc.
filed 2016-03-25
CIK 1288855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐   No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (6,519,694 shares) on December 31, 2015, was approximately $6,454,497, computed by reference to the closing market price at $0.99 per share as of June 30, 2015. For purposes of this information, the outstanding shares of common stock owned by directors and executive officers of the registrant were deemed to be shares of common stock held by affiliates.

The number of shares of common stock, par value $0.01 per share, of the registrant outstanding as of March 15, 2016 was 962,886 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2016, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the issuer’s fiscal year end are incorporated by reference into Part III, Items 10 through 14, of this Annual Report on Form 10-K.

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

General

OptimumBank Holdings, Inc. is a Florida corporation (the “Company”) formed in 2004 as a bank holding company for OptimumBank (the “Bank”). The Company’s only business is the ownership and operation of the Bank and its Bank’s subsidiaries. The Bank is a Florida state chartered bank established in 2000, with deposits insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of community banking services to individual and corporate customers through its three banking offices located in Broward County, Florida. The Bank has 8 wholly-owned subsidiaries primarily engaged in holding and disposing of foreclosed real estate and one subsidiary primarily engaged in managing foreclosed real estate.

The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). OptimumBank is subject to the supervision and regulation of the State of Florida Office of Financial Regulation (“OFR”) and the FDIC. OptimumBank is a member of the Federal Home Loan Bank of Atlanta.

At December 31, 2015, the Company had total assets of $127.5 million, net loans of $82.6 million, total deposits of $97.6 million and stockholders’ equity of $3.0 million. During 2015, the Company lost $163,000.

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

At December 31, 2015, the Bank had a Tier 1 leverage ratio of 7.59%, and a total risk-based capital ratio of 11.40%. At December 31, 2015, the Bank would have needed approximately $541,000 in additional capital in order to comply with the total risk-based capital ratio requirement of the Consent Order. Additional information on the Bank’s capital adequacy is contained in “Item 7- Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

The Company is in technical default with respect to its $5,155,000 Junior Subordinated Debenture (“Debenture”). The holders of the debenture could demand payment of the $5,155,000 principal balance plus accrued and unpaid interest totaling $955,000 at December 31, 2015. No adjustments to the accompanying consolidated financial statements have been made as a result of this uncertainty. Management’s plans with regard to this matter are as follows: A director of the Company has agreed to purchase the Debenture and has agreed to provide a forbearance of the payment to the Company upon consummation of the purchase. Although the agreed upon purchase price for the Debenture has been tendered, the Trustee of the Debenture (the “Trustee”) has received conflicting direction and therefore on December 11, 2014, the Trustee commenced an Action for Interpleader in the United States District Court for the Southern District of New York (the “Debenture Litigation”). On August 31, 2015, the court held that theTrustee could not sell the Debenture to the Director because certain conditions and requirements set forth in the indenture for the Trust had not been fulfilled. The Director intends to continue his efforts to acquire the Debenture. Based upon the underlying Debenture documents, Management does not believe the Trustee will call a Default at this time. The Company is continuing to pursue regulatory approval for the interest payment and other mechanisms for paying the accrued interest such as raising additional capital.

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

Lending Activities

The Bank offers real estate, commercial and consumer loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in its market area. The Bank’s market area consists of the tri-county area of Broward, Miami-Dade and Palm Beach counties. The Bank’s net loans at December 31, 2015 were $82.6 million, or 64.8% of total assets. The interest rates charged on loans varied with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. The Bank has no foreign loans.

The Bank’s loan portfolio is concentrated in two major areas: residential and commercial real estate loans. As of December 31, 2015, 73.4% of the loan portfolio consisted of loans secured by mortgages on real estate, of which approximately 28.6% of the total loan portfolio was secured by one-to-four family residential properties. The real estate loans are located primarily in the tri-county market area.

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

Loan originations are derived primarily from director and employee referrals, existing customers, and direct marketing. Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions including interest rates, and risks inherent in dealing with individual borrowers. A significant portion of the Bank’s portfolio is collateralized by real estate in South Florida, which is susceptible to local economic downturns. The Bank attempts to minimize credit losses through various means. On larger credits, it relies on the cash flow and assets of a debtor as the source of repayment as well as the value of the underlying collateral. The Bank also generally limits its loans to up to 80% of the value of the underlying real estate collateral. The Bank generally charges a prepayment penalty if a loan is repaid within the first two to three years of origination to recover any costs it paid for the origination of the loan.

Deposit Activities

Deposits are the major source of the Bank’s funds for lending and other investment activities. The Bank considers the majority of its regular savings, demand, NOW, money market deposit accounts and CD’s under $100,000 to be core deposits. These accounts comprised approximately 67.0% of the Bank’s total deposits at December 31, 2015. Approximately 65.7% of the deposits at December 31, 2015 were certificates of deposit. Generally, the Bank attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 and over made up approximately 33.0% of the Bank’s total deposits at December 31, 2015. Although these large deposits are not traditionally considered core deposits, the majority of these deposits have served as a stable source of funds in the Bank’s targeted market. The majority of the deposits are generated from Broward County.

Investments

The Bank’s investment securities portfolio was approximately $25.7 million and $26.7 million at December 31, 2015 and 2014, respectively, representing 20.2% and 21.5% of its total assets. At December 31, 2015, approximately 97% of this portfolio was invested in asset-backed securities. Mortgage backed securities generally have a shorter life than the stated maturity. The Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at minimal risk levels while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits.

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

Employees

As of December 31, 2015, the Bank had seventeen full-time employees, including executive officers. These employees are not represented by a collective bargaining unit. The Bank considers its relations with employees good.

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

The following table shows the Bank’s capital amounts and ratios and regulatory thresholds at December 31, 2015 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions		Requirements of Consent Order
	Amount	%	Amount	%	Amount	%	Amount	%
As of December 31, 2015:
Total Capital to Risk-Weighted Assets	$10,319	11.40	$7,240	8.0	$9,050	10.0	$10,860	12.0
Tier I Capital to Risk-Weighted Assets	9,173	10.14	5,430	6.0	7,240	8.0	N/A	N/A
Common Equity Tier I Capital to Risk-Weighted Assets	9,173	10.14	4,073	4.0	5,883	6.50	N/A	N/A
Tier I Capital to Total Assets	9,173	7.59	4,836	4.0	6,045	5.0	9,672	8.0

As of December 31, 2014:
Total Capital to Risk-Weighted Assets	$9,757	10.67%	$7,320	8.00%	$9,145	10.00%	$10,970	12.00%
Tier I Capital to Risk-Weighted Assets	8,600	9.40	3,660	4.00	5,490	6.00	N/A	N/A
Tier I Capital to Total Assets	8,600	6.95	4,950	4.00	6,190	5.00	9,900	8.00

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

The Bank is in process of implementing comprehensive policies and plans to address all of the requirements of the Consent Order and has incorporated recommendations from the FDIC and OFR into these policies and plans. However, at December 31, 2015, the Bank was not in compliance with the minimum Tier 1 leverage capital ratio of 8% and a total risk-based capital ratio of 12%.

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

Capital Adequacy Requirements. Banks are required to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders’ equity (excluding the unrealized gain (loss) on available-for-sale securities), trust preferred securities subject to certain limitations, and minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses except for certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. At December 31, 2015, the Bank’s Tier 1 and total risk-based capital ratios were 10.14% and 11.40%, respectively.

Banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 4%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. At December 31, 2015, the Bank’s leverage ratio was 7.59%.

The Consent Order imposes higher capital requirements on OptimumBank. Under the Consent Order, OptimumBank must maintain a Tier 1 Leverage Ratio of 8.0%, and a total risk based capital ratio of 12.0%. With a Tier 1 Leverage ratio of 7.59% and a Total Risk Based Capital Ratio of 11.40% at December 31, 2015, the Bank did not meet the total risk-based capital ratio as required by the Consent Order.

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

As of December 31, 2015, OptimumBank met the FDIC definition of an “adequately capitalized” institution.

For additional information regarding OptimumBank’s capital ratios and requirements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Capital Adequacy.”

Dividends. The Company’s ability to pay dividends is substantially dependent on the ability of OptimumBank to pay dividends to the Company. As a state chartered bank, OptimumBank is subject to dividend restrictions set by Florida law and the FDIC. Except with the prior approval of the Florida OFR, all dividends of any Florida bank must be paid out of retained net profits from the current period and the previous two years, after deducting expenses, including losses and bad debts. Under the Federal Deposit Insurance Act, an FDIC-insured institution may not pay any dividend if payment would cause it to become undercapitalized or while it is undercapitalized. The FDIC and the Florida OFR also have the general authority to limit the dividend payment by banks if such payment may be deemed to constitute an unsafe and unsound practice. The Bank’s ability to pay dividends is further restricted under the Consent Order and the Company’s ability to pay dividends is also restricted under its Written Agreement with the Federal Reserve. At December 31, 2015, the Bank and Company could not pay cash dividends.

Loans to One Borrower. Florida law generally allows a state bank such as OptimumBank to extend credit to any one borrower (and certain related entities of such borrower) in an amount up to 25% of its capital accounts, provided that the unsecured portion may not exceed 15% of the capital accounts of the bank. Based upon OptimumBank’s capital, the maximum loan OptimumBank is currently permitted to make is approximately $2.3 million, provided the unsecured portion does not exceed approximately $1.4 million.

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

Item 2. Properties

The following table sets forth information with respect to the Bank’s main office and branch offices as of December 31, 2015.

Location	Year Facility Opened	Facility Status

Executive Office and Ft. Lauderdale Branch:	2004	Owned

2477 East Commercial Boulevard Fort Lauderdale, Florida 33308

Plantation Branch Office:	2000	Owned

10197 Cleary Boulevard Plantation, Florida 33324

Deerfield Beach Branch Office:	2004	Leased (1)

2215 West Hillsboro Boulevard Deerfield Beach, Florida 33442

(1) At December 31, 2015, the future minimum lease payments are approximately as follows (in thousands):

Year Ending December 31,	Amount

2016	60
2017	55
Total	$115

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

Year	Quarter	High (1)	Low(1)

2014	First	$18.00	$10.40
	Second	$14.30	$11.00
	Third	$16.00	$12.00
	Fourth	$13.40	$5.70

2015	First	$11.00	$8.90
	Second	$19.00	$9.00
	Third	$23.10	$8.50
	Fourth	$10.60	$3.70

(1) Reflects the 10 for 1 reverse common stock split effective January 11, 2016

The Company had approximately 797 holders registered or in street names as of December 31, 2015.

During 2015, the Company sold 37,500 shares of the Company’s common stock at a price of $0.80 per share to accredited investors. (Pursuant to Company’s stockholder approved 2011 Equity Incentive Plan (“2011 Plan”), during 2015, the Company also issued 63,904 shares of the Company’s common stock to five directors. The shares had a value ranging from $0.37 to $1.07 per share.)

At December 31, 2015, the Bank and Company could not pay cash dividends and the Company does not anticipate that it will pay dividends on its common stock in the foreseeable future. Banking regulations place certain restrictions on dividends and loans or advances made by the Bank to the Company. The amount of cash dividends that may be paid by the Bank to the Company is based on the Bank’s net earnings of the current year combined with the Bank’s retained earnings of the preceding two years, as defined by state banking regulations. However, for any dividend declaration, the Company must consider additional factors such as the amount of current period net earnings, liquidity, asset quality, capital adequacy and economic conditions. It is likely that these factors would further limit the amount of dividends which the Company could declare. Furthermore, the Bank’s ability to pay dividends is restricted under the Consent Order issued by the FDIC and Florida Office of Financial Regulation and banking laws. The Company’s ability to pay dividends is also restricted under its Written Agreement with the Federal Reserve.

Item 6. Selected Financial Data

At December 31, or for the Year Then Ended

(Dollars in thousands, except per share figures)

	2015	2014	2013	2012	2011
At Year End:
Cash and cash equivalents	$10,365	12,074	13,881	23,611	22,776
Security available for sale	25,749	26,748	22,990	18,648	28,907
Loans, net	82,573	75,829	79,249	85,209	89,217
All other assets	8,791	9,879	12,663	16,275	13,572

Total assets	$127,478	124,530	128,783	143,743	154,472

Deposit accounts	97,571	91,603	98,692	101,611	107,895
Federal Home Loan Bank advances	20,000	22,740	22,740	27,700	31,700
Junior subordinated debenture	5,155	5,155	5,155	5,155	5,155
All other liabilities	1,785	2,053	2,412	2,367	2,936
Stockholders’ equity (deficit)	2,967	2,979	(216)	6,910	6,786

Total liabilities and stockholders’ equity (deficit)	$127,478	124,530	128,783	143,743	154,472

15

	2015	2014	2013	2012	2011
For the Year:
Total interest income	4,534	5,392	5,280	5,162	6,422
Total interest expense	884	911	1,919	2,581	3,427

Net interest income	3,650	4,481	3,361	2,581	2,995
Provision (credit) for loan losses	—	—	2,194	1,653	(149)

Net interest income after provision (credit) for loan losses	3,650	4,481	1,167	928	3,144
Noninterest income	412	572	144	258	379
Noninterest expenses	4,545	3,448	8,066	5,883	7,229

(Loss) earnings before income taxes (benefit)	(483)	1,605	(6,755)	(4,697)	(3,706)
Income taxes (benefit)	(320)	0	320	0	41

Net (loss) earnings	$(163)	1,605	(7,075)	(4,697)	(3,747)

Net (loss) earningsper share, basic (1)	$(.17)	1.85	(8.94)	(6.87)	(32.80)

Net (loss) earnings loss per share, diluted (1)	$(.17)	1.85	(8.94)	(6.87)	(32.80)

Weighted-average number of shares outstanding, basic (1)	953,855	867,789	791,358	684,067	114,408

Weighted-average number of shares outstanding, diluted (1)	953,855	867,789	791,358	684,067	114,408

Ratios and Other Data:

	2015	2014	2013	2012	2011

Return on average assets	(.13)%	1.3%	(5.3)%	(3.1)%	(2.1)%
Return on average equity	(5.33)%	86.2%	(216.8)%	(60.3)%	(204.0)%
Average equity to average assets	2.5%	1.5%	2.4%	5.2%	1.0%
Dividend payout ratio	—%	—%	—%	—%	—%
Net interest margin during the year	3.4%	3.9%	2.9%	1.9%	1.8%
Interest-rate differential during the year	3.3%	4.0%	3.0%	2.5%	1.8%
Net yield on average interest-earning assets	4.2%	4.7%	4.5%	3.9%	3.8%
Noninterest expenses to average assets	3.6%	2.7%	5.8%	3.6%	4.1%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.07	0.97	.95	1.1	1.0
Nonperforming loans and foreclosed assets as a percentage of total assets at end of year	6.5%	12.1%	12.7%	19.5%	23.0%
Allowance for loan losses as a percentage of total loans at end of year	2.7%	2.9%	2.7%	2.8%	2.6%
Total number of banking offices	3	3	3	3	3
Total shares outstanding at end of year (1)	962,886	930,524	801,108	787,780	560,278
Book value per share at end of year (1)	$3.08	$3.20	$(0.27)	$8.77	$12.11

(1)	All share and per share amounts have been adjusted to reflect the 1-for-4 reverse stock split declared in 2013 and 1 for 10 reverse common stock split effective January 11, 2016.

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

During the years ended December 31, 2015 and 2014, the Company assessed its earnings history and trend over the past year and its estimate of future earnings, and determined that it was more likely than not that the deferred tax assets would not be realized in the near term. Accordingly, a valuation allowance was recorded and maintained against the net deferred tax asset for the amount not expected to be realized in the future

The allowance for loan losses is also discussed as part of “Loan Portfolio, Asset Quality and Allowance for Loan Losses” and in Note 3 of Notes to the Consolidated Financial Statements. The Company’s significant accounting policies are discussed in Note 1 of Notes to the Consolidated Financial Statements.

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

Loan Portfolio, Asset Quality and Allowance for Loan Losses

The Bank’s primary business is making business loans. This activity may subject the Bank to potential loan losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond its control. The combination of stronger U.S. growth, the consumer boost from sharply lower crude oil prices and the aggressive monetary easing and weaker currencies outside of the United States should support improving conditions. With most of the Bank’s loans concentrated in south Florida, the decline in local economic conditions had previously adversely affected the values of the Bank’s real estate collateral, but these trends are reversing and are shown in the improvement in the Bank’s impaired loans and improved asset quality. As of December 31, 2015, the Bank’s impaired loans were approximately $5.3 million, or 6.5% of the net loan portfolio. All of these loans are on our books for at least 90 percent of appraised value. Impaired loans and real estate owned was approximately $9.4 million as of this same date, or 7.4% of total assets.

The following table sets forth the composition of the Bank’s loan portfolio:

	At December 31,
	2015		2014		2013
	Amount	% of Total	Amount	% of Total	Amount	Total
	(dollars in thousands)

Residential real estate	$16,024	18.92%	$21,276	27.32%	$26,468	32.64%
Multi-family real estate	3,697	4.36	1,979	2.54	3,605	4.44
Commercial real estate	29,029	34.27	31,255	40.12	27,883	34.40
Land and construction	5,258	6.21	6,177	7.93	6,459	7.97
Commercial	27,691	32.69	17,180	22.06	16,584	20.45
Consumer	3,015	3.55	20	.03	81	.10

Total loans	84,714	100.00%	77,887	100.00%	81,080	100.00%

Add (deduct):
Net deferred loan costs and premiums	154		186		380
Allowance for loan losses	(2,295)		(2,244)		(2,211)

Loans, net	$82,573		$75,829		$79,249

	At December 31,
	2012		2011
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)

Residential real estate	$30,064	34.32%	$31,142	34.03%
Multi-family real estate	3,916	4.47	4,109	4.49
Commercial real estate	39,126	44.66	44,312	48.42
Land and construction	7,276	8.30	11,783	12.87
Commercial	7,158	8.17	—	—
Consumer	70	.08	175	.19

Total loans	87,610	100.00%	91,521	100.00%

Add (deduct):
Allowance for loan losses	(2,459)		(2,349)
Net deferred loan costs and premiums	58		45

Loans, net	$85,209		$89,217

The following table sets forth the activity in the allowance for loan losses (in thousands):

	Year Ended December 31,
	2015	2014	2013	2012	2011

Beginning balance	$2,244	$2,211	$2,459	$2,349	$3,703
Provision (credit) for loan losses	—	—	2,194	1,653	(149)
Loans charged off	(289)	—	(2,959)	(1,848)	(1,739)
Recoveries	340	33	517	305	534

Ending balance	$2,295	$2,244	$2,211	$2,459	$2,349

The allowance for loan losses represents management’s estimate of probable incurred losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The allowance for loan losses represented 2.71% and 2.88% of the total loans outstanding at December 31, 2015 and 2014, respectively.

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

The following table sets forth the Bank’s allowance for loan losses by loan type (dollars in thousands):

	At December 31,
	2015		2014		2013
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans

Residential real estate	$116	18.92%	$65	27.32%	$49	32.64%
Multi-family real estate	26	4.36	2	2.54	4	4.44
Commercial real estate	1,010	34.27	1,589	40.12	934	34.40
Land and construction	77	6.21	99	7.93	458	7.97
Commercial	154	32.69	22	22.06	61	20.45
Consumer	151	3.55	—	.03	—	.10
Unallocated	761	—	467	—	705	—

Total allowance for loan losses	$2,295	100.00%	$2,244	100.00%	$2,211	100.00%

Allowance for loan losses as a percentage of total loans outstanding		2.71%		2.88%		2.73%

	At December 31,
	2012		2011
	Amount	% of Total Loans	Amount	% of Total Loans

Residential real estate	$434	34.32%	$566	34.03%
Multi-family real estate	267	4.47	247	4.49
Commercial real estate	1,372	44.66	1,334	48.42
Land and construction	166	8.30	187	12.87
Commercial	216	8.17	—	—
Consumer	4	.08	15	.19

Total allowance for loan losses	$2,459	100.00%	$2,349	100.00%

Allowance for loan losses as a percentage of total loans outstanding		2.81%		2.57%

The following summarizes impaired loans (in thousands):

	December 31, 2015			At December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Residential real estate	$1,071	$1,196	$—	$4,838	$5,345	$—
Commercial real estate	2,147	3,960	—	4,096	5,910	—
Commercial	1,085	1,326	—	1,151	1,392	—
With an allowance recorded:
Commercial real estate	1,041	1,041	13	—	—	—

Total:
Residential real estate	$1,071	$1,196	$—	$4,838	$5,345	$—
Commercial real estate	$2,147	$3,960	$—	$4,096	$5,910	$—
Commercial	$2,126	$2,367	13	1,151	$1,392	—

Total	$5,344	$7,523	$13	$10,085	$12,647	$—

During 2015, 2014 and 2013, the average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013

Average investment in impaired loans	$9,433	$11,531	$17,859
Interest income recognized on impaired loans	$250	$674	$596
Interest income received on a cash basis on impaired loans	$492	$587	$1,183

Liquidity and Capital Resources

Liquidity represents an institution’s ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. The Bank’s ability to respond to the needs of depositors and borrowers and to benefit from investment opportunities is facilitated through liquidity management.

The Bank’s primary sources of cash during the year ended December 31, 2015, were from principal repayments of securities available for sale of $4.0 million, proceeds from sale of securities available for sale of $8.5 million, and proceeds from net deposit growth $6.0 million. Cash was used primarily to increase $7.8 million of loans, and purchase $12.3 million in securities. In order to increase its core deposits, the Bank has priced its deposit rates competitively. The Bank will adjust rates on its deposits to attract or retain deposits as needed. The Bank obtains funds primarily from depositors in its market area.

In addition to obtaining funds from depositors, the Bank may borrow funds from other financial institutions. OptimumBank is a member of the Federal Home Loan Bank of Atlanta, which allows it to borrow funds under a pre-arranged line of credit equal to $31.7 million. As of December 31, 2015, the Bank had $20.0 million in borrowings outstanding from the Federal Home Loan Bank of Atlanta to facilitate loan fundings and manage its asset and liability structure. The Bank has established a line of credit for $2.5 million with SunTrust, $.6 million with Servis First Bank, and $.6 million with the Federal Reserve.

Securities

The Bank’s securities portfolio is comprised primarily of mortgage-backed securities and an asset-backed security. The securities portfolio is categorized as either “held to maturity” or “available for sale.” Securities held to maturity represent those securities which the Company has the positive intent and ability to hold to maturity. These securities are carried at amortized cost. Securities available for sale represent those investments which may be sold for various reasons including changes in interest rates and liquidity considerations. These securities are reported at fair market value and unrealized gains and losses are excluded from earnings and reported in other comprehensive income.

The following table sets forth the amortized cost and fair value of the Bank’s securities portfolio (in thousands):

	Amortized Cost	Fair Value
At December 31, 2015:
Securities available for sale:
Mortgage-backed securities	$10,107	$10,086
Collateralized mortgage obligations	15,223	15,017
SBA Pool Security	644	646
	$25,974	$25,749

At December 31, 2014:
Securities available for sale:
Mortgage-backed securities	$14,621	$14,760
Collateralized mortgage obligations	11,260	11,242
SBA Pool Securities	735	746

	$26,616	$26,748

The following table sets forth, by maturity distribution, certain information pertaining to the securities portfolio (dollars in thousands):

	After Five Years Through Ten Years	After Ten Years	Total	Yield
At December 31, 2015:
Mortgage-backed securities	$—	$10,107	$10,107	2.50
Collateralized debt obligations		15,223	15,223	2.17
SBA Pool Security	—	644	644	3.00

	$—	$25,974	$25,974

At December 31, 2014:
Mortgage-backed securities	$—	$14,621	$14,621	2.60
Collateralized mortgage obligation	—	11,260	11,260	2.83
SBA Pool Security		735	735	3.00

	$—	$26,616	$26,616

Regulatory Capital Adequacy

Failure to meet minimum capital requirements can result in certain mandatory and, possibly, additional discretionary actions by federal and state regulators that, if undertaken, could have a direct material effect on the Bank’s and Company’s financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. In addition, the Consent Order imposes increased minimum capital requirements on the Bank.

Quantitative measures established by regulation and by the Consent Order to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. As of December 31, 2015, the Bank did not meet the minimum applicable capital adequacy requirements. See “Supervision and Regulation – Bank Regulation- Capital Adequacy Requirements” with respect to the required Tier 1 capital to total assets ratios of 8%.

The Bank’s actual and required minimum capital ratios were as follows (in thousands):

Regulatory Capital Requirements

			For Capital		Minimum To Be Well Capitalized Under Prompt Corrective		Requirements of
	Actual		Adequacy Purposes		Action Provisions		Consent Order
	Amount	%	Amount	%	Amount	%	Amount	%
As of December 31, 2015:
Total Capital to Risk- Weighted Assets	$10,319	11.40	$7,240	8.0	$9,050	10.0	$10,860	12.0
Tier I Capital to Risk- Weighted Assets	9,173	10.14	5,430	6.0	7,240	8.0
Common Equity Tier 1 Capital to Risk Weighted Assets	9,173	10.14	4,073	4.5	5,883	6.50
Tier I Capital to Total Assets	9,173	7.59	4,836	4.0	6,045	5.0	9,672	8.0

As of December 31, 2014:
Total Capital to Risk- Weighted Assets	$9,757	10.67	$7,320	8.00	$9,145	10.00	$10,970	12.00
Tier I Capital to Risk- Weighted Assets	8,600	9.40	3,660	4.00	5,490	6.00	N/A	N/A
Tier I Capital to Total Assets	8,600	6.95	4,950	4.00	6,190	5.00	9,900	8.00

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

The following table sets forth certain information related to the Bank’s interest-earning assets and interest-bearing liabilities at December 31, 2015, that are estimated to mature or are scheduled to reprice within the period shown (dollars in thousands):

Gap Maturity / Repricing Schedule

	One Year or Less	More than One Year and Less than Five Years	More than Five Years and Less than Fifteen Years	Over Fifteen Years	Total
Loans (1):
Residential real estate loans	$9,728	$3,756	$—	$2,540	$16,024
Multi-family real estate loans	949	1,114	1,635	—	3,698
Commercial real estate loans	8,143	20,886	—	—	29,029
Land and construction	5,258	0	—	—	5,258
Commercial	26,339	1,352	—	—	27,691
Consumer	3,015	0	—	—	3,015

Total loans	53,432	27,108	1,635	2,540	84,715

Securities (2)	—	—	3,046	22,703	25,749
Federal Home Loan Bank stock	966	—	—	—	966

Total rate-sensitive assets	54,398	27,108	4,681	25,243	111,430

Deposit accounts (3):
Money-market deposits	20,776	—	—	—	20,776
Interest-bearing checking deposits	2,615	—	—	—	2,615
Savings deposits	643	—	—	—	643
Time deposits	49,684	14,375	—	—	64,059

Total deposits	73,718	14,375	—	—	88,093

Federal Home Loan Bank advances	20,000	—	—	—	20,000
Junior subordinated debenture	—	—	—	5,155	5,155

Total rate-sensitive liabilities	93,718	14,375	—	5,155	113,248

GAP (repricing differences)	$(39,320)	$12,733	$4,681	$20,088	$(1,818)

Cumulative GAP	$(39,320)	$(26,587)	$(21,906)	$(1,818)	$(1,818)

Cumulative GAP/total assets	(30.84)%	(20.86)%	(17.18)%	(1.43)%

(1)	In preparing the table above, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayment, according to their maturities.

(2)	Securities are scheduled through the repricing date.

(3)	Money-market, interest-bearing checking and savings deposits are regarded as readily accessible withdrawable accounts. All other time deposits are scheduled through the maturity dates.

The following table sets forth loan maturities by type of loan at December 31, 2015 (in thousands):

	One Year or Less	After One But Within Five Years	After Five Years	Total

Residential real estate	$748	$1,201	$14,075	$16,024
Multi-family real estate	—	518	3,179	3,697
Commercial real estate	3,357	16,305	9,367	29,029
Land and construction	—	2,839	2,419	5,258
Commercial	11,156	8,300	8,235	27,691
Consumer	6	3,009	—	3,015

Total	$15,267	$32,172	$37,275	$84,714

The following table sets forth the maturity or repricing of loans by interest type at December 31, 2015 (in thousands):

	One Year or Less	After One But Within Five Years	After Five Years	Total

Fixed interest rate	$2,159	$18,404	$4,175	$24,738
Variable interest rate	51,273	8,703	—	59,976

Total	$53,432	$27,107	$4,175	$84,714

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

As of December 31, 2015, commitments to extend credit totaled $4,343,000.

The following is a summary of the Bank’s contractual obligations, including certain on-balance sheet obligations, at December 31, 2015 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Federal Home Loan Bank advances	$20,000	$20,000	$—	$—	$—
Junior subordinated debenture	5,155	—	—	—	5,155
Operating leases	115	60	55	—	—

Total	$25,270	$20,060	$55	$—	$5,155

Deposits

Deposits traditionally are the primary source of funds for the Bank’s use in lending, making investments and meeting liquidity demands. The Bank has focused on raising time deposits primarily within its market area, which is the tri-county area of Broward, Miami-Dade and Palm Beach counties. However, the Bank offers a variety of deposit products, which are promoted within its market area. Net deposits increased $6.0 million in 2015 and decreased $7.1 million in 2014.

The following table displays the distribution of the Bank’s deposits at December 31, 2015, 2014 and 2013 (dollars in thousands):

	2015		2014
	Amount	% of Deposits	Amount	% of Deposits
Noninterest-bearing demand deposits	$9,478	9.71	$9,195	10.04
Interest-bearing demand deposits	2,615	2.68	1,768	1.93
Money-market deposits	20,776	21.29	21,971	23.99
Savings	643	0.66	605	0.66

Subtotal	33,512	34.34%	33,539	36.62%

Time deposits:
0.00% – 0.99%	$48,196	49.40	$49,950	54.53
1.00% – 1.99%	15,727	16.12	6,021	6.57
2.00% – 2.99%	136	0.14	2,093	2.28
3.00% – 3.99%	—	—	—	—

Total time deposits (1)	64,059	65.66	58,064	63.38

Total deposits	$97,571	100.00%	$91,603	100.00%

(1) Included are Individual Retirement Accounts (IRA’s) totaling $3,069,000 and $5,565,000 at December 31, 2015 and 2014, respectively, all of which are in the form of time deposits.

Deposits of $100,000 or more, or Jumbo Time Deposits, are generally considered a more unpredictable source of funds. The following table sets forth the Bank’s maturity distribution of deposits of $100,000 or more at December 31, 2015 and 2014 (in thousands):

	At December 31,
	2015	2014

Due three months or less	$9,299	$2,517
Due more than three months to six months	11,949	3,626
More than six months to one year	28,436	5,451
One to five years	14,375	6,707

Total	$64,059	$18,301

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

	Years Ended December 31,
	2015			2014			2013
		Interest	Average		Interest	Average		Interest	Average
	Average	And	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans	$80,691	3,865	4.79%	$77,703	4,366	5.62%	$85,145	4,433	5.21%
Securities	26,490	597	2.25	30,082	959	3.11	20,951	783	3.74
Other interest-earning assets (1)	1,273	72	5.66	6,165	67	1.23	11,482	64	0.55

Total interest-earning assets/interest income	108,454	4,534	4.18%	113,950	5,392	4.73	117,578	5,280	4.49

Cash and due from banks	9,483			5,996			4,831
Premises and equipment	3,744			2,859			2,922
Other assets	3,278			5,028			8,465

Total assets	$124,959			$127,833			$133,796

Interest-bearing liabilities:
Savings, NOW and money-market deposits	19,314	124	0.64	28,680	146	0.51	32,706	188	0.59
Time deposits	59,158	524	0.89	60,991	516	0.85	61,855	654	1.06
Borrowings (4)	23,158	236	1.02	28,004	249	0.89	29,727	1,077	3.62

Total interest-bearing liabilities/interest expense	101,630	884	0.87	117,675	911	0.77	124,288	1,919	1.54

Noninterest-bearing demand deposits	8,497			5,543			3,387
Other liabilities	11,771			2,340			2,857
Stockholders’ equity	3,061			2,275			3,264

Total liabilities and stockholders’ equity	$124,959			$127,833			$133,796

Net interest income		3,650			4,481			$3,361

Interest rate spread (2)			3.31			3.96			2.95%

Net interest margin (3)			3.37			3.93			2.86%

Ratio of average interest-earning assets to average interest- bearing liabilities			1.07			0.97			0.95

(1)	Includes interest-earning deposits with banks, Federal funds sold and Federal Home Loan Bank stock dividends.
(2)	Interest rate spread represents the difference between average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.
(4)	Includes Federal Home Loan Bank advances, junior subordinated debenture and securities sold under an agreement to repurchase.

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

	Year Ended December 31, 2015 versus 2014 Increases (Decreases) Due to Change In:
	Rate	Volume	Rate/ Volume	Total
Interest-earning assets:
Loans	$(644)	$168	$(25)	$(501)
Securities	(264)	(134)	36	(362)
Other interest-earning assets	241	(52)	(185)	4

Total interest-earning assets	(667)	(18)	(174)	(859)

Interest-bearing liabilities:
Savings, NOW and money-market	38	(48)	(12)	(22)
Time deposits	24	(16)	(1)	7
Borrowings	36	(43)	(6)	(13)

Total interest-bearing liabilities	98	(107)	(19)	(28)

Net interest income	$(765)	$89	$(155)	$(831)

	Year Ended December 31, 2014 versus 2013 Increases (Decreases) Due to Change In:
	Rate	Volume	Rate/ Volume	Total
Interest-earning assets:
Loans	$349	$(388)	$(28)	$(67)
Securities	(132)	341	(33)	176
Other interest-earning assets	79	(5)	(71)	3

Total interest-earning assets	296	(52)	(132)	112

Interest-bearing liabilities:
Savings, NOW and money-market	(22)	(23)	3	(42)
Time deposits	(132)	(9)	3	(138)
Other	(811)	(63)	46	(828)

Total interest-bearing liabilities	(965)	(95)	52	(1,008)

Net interest income	$1,261	$43	$(184)	$1,120

Financial Condition as of December 31, 2015 Compared to December 31, 2014

The Company’s total assets increased by $3.0 million, to $127.5 million at December 31, 2015, from $124.5 million at December 31, 2014.

The Company currently needs to increase its capital in order for the Company and the Bank to comply with their capital requirements under the Consent Order and the Written Agreement.

At December 31, 2015, the Bank had a Tier 1 leverage ratio of 7.59%, and a total risk-based capital ratio of 11.40%, both of which were below the 8% and 12%, respectfully requirements of the Consent Order. At December 31, 2015, the Bank would have needed approximately $541,000 in additional capital in order to comply with the total risk-based capital ratio requirement of the Consent Order.

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

Results of Operations for Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

General. Net loss for the year ended December 31, 2015, was $163,000 or $(.17) per basic and diluted share compared to net income of $1.6 million or $1.85 earnings per basic and diluted share for the year ended December 31, 2014. This $1.8 million decrease in net earnings was primarily the result of the decrease in net interest income of $831,000 and increase in noninterest expenses of $1.1 million.

Interest income. Interest income decreased to $4.5 million for the year ended December 31, 2015 compared to $5.4 million for the year ended December 31, 2014. Interest on loans decreased by $500,000 due to a decrease in average balance and average yield in 2015 compared to 2014. Interest on securities decreased by $400,000 due to a decrease in average balance of securities in 2015 compared to 2014, and by a decrease in average yield earned in 2015 compared to 2014.

Interest expense. Interest expense on deposits was $648,000 in the year ended December 31, 2015 compared to $662,000 in the year ended December 31, 2014. Interest expense on borrowings was $236,000 in the year ended December 31, 2015 compared to $249,000 in the year ended December 31, 2014.

Provision for Loan Losses. There was no provision for loan losses recorded for the years ended December 31, 2015 and 2014. The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the loan portfolio at December 31, 2015. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by it, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to its market areas, and other qualitative factors related to the estimated collectability of its loan portfolio. The allowance for loan losses totaled $2.3 million or 2.71% of loans outstanding at December 31, 2015, compared to $2.2 million or 2.88% of loans outstanding at December 31, 2014. Management believes the balance in the allowance for loan losses at December 31, 2015 is adequate.

Noninterest Income. Total noninterest income decreased to $412,000 for the year ended December 31, 2015, from $572,000 for the year ended December 31, 2014.

Noninterest Expenses. Total noninterest expenses increased by $1.1 million, to $4.5 million for the year ended December 31, 2015 from $3.4 million for the year ended December 31, 2014, primarily due to a non-recurring gain on sale of foreclosed real estate of $0.8 million in 2014.

Income Taxes. Income taxes (benefit) for the years ended December 31, 2015 and 2014 were ($320,000) and $0, respectively. Income tax benefit for 2015 results from the closure with no adjustment with respect to the Internal Revenue Service examination of the Bank’s 2010 and 2009 income tax returns.

Results of Operations for Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

General. Net loss for the year ended December 31, 2014, was $7.1 million or $(.89) per basic and diluted share compared to a loss of $4.7 million or $(.69) per basic and diluted share for the year ended December 31, 2013. This $2.4 million increase in the Company’s net loss was primarily due to a $1.5 million loss on early extinguishment of FHLB debt, as well as increases in foreclosed real estate expenses and provision for loan losses.

Interest Income. Interest income increased to $5.3 million for the year ended December 31, 2014 compared to $5.2 million for the year ended December 31, 2013. Interest income on loans increased by $0.4 million. Interest on securities decreased by $0.2 million.

Interest Expense. Interest expense on deposit accounts decreased to $0.8 million for the year ended December 31, 2014, from $1.1 million for the year ended December 31, 2013. Interest expense on deposits decreased primarily because of a decrease in the average yield paid in 2013 and a decrease in the average balance of deposits. Interest expense on borrowings decreased by $.4 million for the year ended December 31, 2014 from $1.5 million for the year ended December 31, 2013.

Provision for Loan Losses. The provision for loan losses for the year ended December 31, 2014, was $2.2 million compared to $1.7 million for the same period in 2013. The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the loan portfolio at December 31, 2013. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by it, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to its market areas, and other qualitative factors related to the estimated collectability of its loan portfolio. The allowance for loan losses totaled $2.2 million or 2.73% of loans outstanding at December 31, 2014, compared to $2.5 million or 2.81% of loans outstanding at December 31, 2013. The decrease in the allowance was due to the use of specific reserves for charge-offs of loans deemed uncollectible. Management believes the balance in the allowance for loan losses at December 31, 2014 is adequate.

Noninterest Income. Total noninterest income decreased to $0.1 million for the year ended December 31, 2014, from $0.3 million for the year ended December 31, 2013.

Noninterest Expenses. Total noninterest expenses increased by $2.2 million, to $7.7 million for the year ended December 31, 2014 from $5.5 million for the year ended December 31, 2013, primarily due to loss on early extinguishment of Federal Home Loan Bank advances in order to replace longer term higher yielding advances with shorter term lower yielding advances as well as an increase in foreclosed real estate expenses.

Income Taxes. Income taxes for the years ended December 31, 2014 and 2013 were $320,000 and $0, respectively. The income tax expense for 2014 relates to an Internal Revenue Service audit regarding the Bank’s 2009 income tax return.

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

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

OptimumBank Holdings, Inc.

Fort Lauderdale, Florida:

We have audited the accompanying consolidated balance sheets of OptimumBank Holdings, Inc. and Subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in notes 1, 7 and 13 to the consolidated financial statements, the Company is in technical default with respect to its Junior Subordinated Debenture (“Debt Securities”). The holders of the Debt Securities could demand immediate payment of the outstanding debt of $5,155,000 and accrued and unpaid interest, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HACKER, JOHNSON & SMITH PA

Fort Lauderdale, Florida

March 18, 2016

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

	December 31,
	2015	2014
Assets:
Cash and due from banks	$10,162	$11,601
Interest-bearing deposits with banks	203	473
Total cash and cash equivalents	10,365	12,074
Securities available for sale	25,749	26,748
Loans, net of allowance for loan losses of $2,295 and $2,244	82,573	75,829
Federal Home Loan Bank stock	966	1,229
Premises and equipment, net	2,703	2,836
Foreclosed real estate, net	4,029	4,880
Accrued interest receivable	462	426
Other assets	631	508

Total assets	$127,478	$124,530
Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	9,478	9,195
Savings, NOW and money-market deposits	24,034	24,344
Time deposits	64,059	58,064

Total deposits	97,571	91,603

Federal Home Loan Bank advances	20,000	22,740
Junior subordinated debenture	5,155	5,155
Advanced payment by borrowers for taxes and insurance	251	241
Official checks	130	219
Other liabilities	1,404	1,593

Total liabilities	124,511	121,551
Commitments and contingencies (Notes 1, 4, 8, 13 and 15)

Stockholders’ equity
Preferred stock, no par value; 6,000,000 shares authorized, 4 shares issued and outstanding in 2015	—	—
Common stock, $.01 par value; 50,000,000 shares authorized, 9,628,863 and 9,305,236 shares issued and outstanding in 2015 and 2014	96	93
Additional paid-in capital	33,330	32,961
Accumulated deficit	(30,321)	(30,158)
Accumulated other comprehensive (loss) income	(138)	83

Total stockholders’ equity	2,967	2,979
Total liabilities and stockholders’ equity	$127,478	$124,530

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(In thousands, except share amounts)

	Year Ended December 31,
	2015	2014
Interest income:
Loans	$3,865	$4,366
Securities	597	959
Other	72	67

Total interest income	4,534	5,392

Interest expense:
Deposits	648	662
Borrowings	236	249

Total interest expense	884	911

Net interest income	3,650	4,481

Provision for loan losses	—	—

Net interest income after provision for loan losses	3,650	4,481

Noninterest income:
Service charges and fees	141	284
Other	211	152
Gain on sale of securities available for sale	60	136

Total noninterest income	412	572

Noninterest expenses:
Salaries and employee benefits	1,902	1,963
Occupancy and equipment	476	504
Data processing	298	307
Professional fees	594	862
Insurance	115	136
Foreclosed real estate expenses	412	(654)
Regulatory assessments	298	387
Other	450	(57)

Total noninterest expenses	4,545	3,448

(Loss) earnings before income tax benefit	(483)	1,605

Income tax benefit	(320)	—

Net (loss) earnings	$(163)	$1,605

Net (loss) earnings per share:
Basic	$(0.17)	$1.85

Diluted	$(0.17)	$1.85

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive (Loss) Income
(In thousands)

	Year Ended
	December 31,
	2015	2014

Net (loss) earnings	$(163)	$1,605

Other comprehensive (loss) income:
Unrealized (loss) gain on securities available for sale:
Unrealized (loss) gain arising during the year	(297)	264
Gain on sale of securities available for sale	(60)	(136)
Net change in unrealized holding (loss) gain	(357)	128

Deferred income taxes (benefit) on above change	(136)	49

Total other comprehensive (loss) income	(221)	79

Comprehensive (loss) income	$(384)	$1,684

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity (Deficit)

Years Ended December 31, 2015 and 2014

(Dollars in thousands)

							Accumulated
							Other
							Compre-	Total
					Additional		hensive	Stockholders’
	Preferred Stock		Common Stock		Paid-In	Accumulated	Income	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	(Deficit)

Balance at December 31, 2013	—	$—	8,011,077	$80	$31,463	$(31,763)	$4	$(216)

Proceeds from sale of common stock	—	—	1,092,719	13	1,259	—	—	1,272
Stock compensation	—	—	201,440	—	239	—	—	239
Net change in unrealized gain on securities available for sale	—	—	—	—	—	—	79	79
Net earnings	—	—	—	—	—	1,605	—	1,605
Balance at December 31, 2014	—	$—	9,305,236	$93	$32,961	$(30,158)	$83	$2,979
Proceeds from sale of preferred stock	4	—	—	—	100	—	—	100
Proceeds from sale of common stock	—	—	37,500		30	—	—	30
Stock compensation	—	—	286,127	3	239	—	—	242
Net change in unrealized gain on securities available for sale	—	—	—	—	—	—	(221)	(221)
Net loss	—	—	—	—	—	(163)	—	(163)
Balance at December 31, 2015	4	$—	9,628,863	$96	$33,330	$(30,321)	$(138)	$2,967

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2015	2014
Cash flows from operating activities:
Net (loss) earnings	$(163)	$1,605
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	157	176
Stock compensation	242	239
Net amortization of fees, premiums and discounts	540	338
Gain from sale of securities available for sale	(60)	(136)
(Increase) decrease in accrued interest receivable	(36)	70
Decrease (Increase) in other assets	13	6
Gain on sale of foreclosed real estate	(48)	(809)
Provision for losses on foreclosed real estate	260	99
Decrease in official checks and other Liabilities	(278)	(285)
Net cash provided by operating activities	627	1,303
Cash flows from investing activities:
Purchases of securities	(12,314)	(20,436)
Principal repayments and calls of securities	4,017	3,671
Proceeds from sale of securities	8,530	13,120
Net (increase) decrease in loans	(7,816)	2,476
Purchase of premises and equipment, net	(24)	(133)
Proceeds from sale of foreclosed real estate, net	1,679	4,116
Capital improvements on foreclosed real estate	(39)	—
Redemption (Purchase) of Federal Home Loan Bank stock	263	(33)
Net cash (used in) provided by investing activities	(5,704)	2,781
Cash flows from financing activities:
Proceeds from sale of preferred stock	100	—
Net increase (decrease) in deposits	5,968	(7,089)
Proceeds from sale of common stock	30	1,272
Repayments of Federal Home Loan Bank advances	(2,740)	—
Net increase (decrease) in advanced payment by borrowers for taxes and insurance	10	(74)
Net cash provided by (used in) financing activities	3,368	(5,891)
Decrease in cash and cash equivalents	(1,709)	(1,807)
Cash and cash equivalents at beginning of the year	12,074	13,881
Cash and cash equivalents at end of the year	$10,365	$12,074

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows, Continued

(In thousands)

	Year Ended December 31,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$723	$753
Income taxes	$—	$—
Noncash transactions:
Change in accumulated other comprehensive income, net change in unrealized (loss) gain on securities available for sale	$(221)	$79
Loans transferred to foreclosed real estate	$1,001	$733

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2015 and 2014 and the Years Then Ended

(1)  Summary of Significant Accounting Policies

Organization. OptimumBank Holdings, Inc. (the “Holding Company”) is a one-bank holding company and owns 100% of OptimumBank (the “Bank”), a state (Florida)-chartered commercial bank. The Bank’s wholly-owned subsidiaries are OB Real Estate Management, LLC, OB Real Estate Holdings, LLC and OB Real Estate Holdings 1503, LLC, all of which were formed in 2009; OB Real Estate Holdings Northwood formed in 2011; OB Real Estate Holdings 1692 and OB Real Estate Holdings 1704 formed in 2012, OB Real Estate Holdings 1518, LLC and OB Real Estate Holding 1676 formed in 2015, collectively, (the “Real Estate Holding Subsidiaries”). The Holding Company’s only business is the operation of the Bank and its subsidiaries (collectively, the “Company”). The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of community banking services to individual and corporate customers through its three banking offices located in Broward County, Florida. OB Real Estate Management, LLC is primarily engaged in managing foreclosed real estate. This subsidiary had no activity in 2015 and 2014. All other subsidiaries are primarily engaged in holding and disposing of foreclosed real estate.

Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Holding Company, the Bank and the Real Estate Holding Subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting practices of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the banking industry. The following summarizes the more significant of these policies and practices.

Going Concern Status. The Company is in technical default with respect to its $5,155,000 Junior Subordinated Debenture (“Debenture”). The holders of the debenture could demand payment of the $5,155,000 principal balance plus accrued and unpaid interest totaling $955,000 at December 31, 2015. No adjustments to the accompanying consolidated financial statements have been made as a result of this uncertainty. Management’s plans with regard to this matter are as follows: A Director of the Company has agreed to purchase the Debenture and has agreed to provide a forbearance of the payment to the Company upon consummation of the purchase. Although the agreed upon purchase price for the Debenture has been tendered, the Trustee of the Debenture (the “Trustee”) has received conflicting direction and therefore on December 11, 2014, the Trustee commenced an Action for Interpleader in the United States District Court for the Southern District of New York. On August 31, 2015, the court held that the Trustee could not sell the Debenture to the Director because certain conditions and requirements set forth in the indenture for the Trust had not been fulfilled. The Director intends to continue his efforts to acquire the Debenture. Based upon the underlying Debenture documents, Management does not believe the Trustee will call a Default at this time. The Company is continuing to pursue regulatory approval for the interest payment and other mechanisms for paying the accrued interest such as raising additional capital.

Use of Estimates. In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, and the deferred tax asset.

Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks and interest-bearing deposits, all of which have original maturities of ninety days or less.

The Company may be required by law or regulation to maintain cash reserves in the form of vault cash or in accounts with other banks. There were no reserve balances required at December 31, 2015 and 2014.

Securities. Securities may be classified as trading, held to maturity or available for sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in operations. Held to maturity securities are those which management has the positive intent and ability to hold to maturity and are reported at amortized cost. Available for sale securities consist of securities not classified as trading securities nor as held to maturity securities. Unrealized holding gains and losses on available for sale securities are reported as a net amount in accumulated other comprehensive income in stockholders’ equity until realized. Gains and losses on the sale of available for sale securities are determined using the specific-identification method. Premiums and discounts on securities are recognized in interest income using the interest method over the period to maturity.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies, continued

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

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. There were no changes in the Company’s accounting policies or methodology during the years ended December 31, 2015 and 2014.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies, continued

       Allowance for Loan Losses, Continued

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies, continued

       Income Taxes, Continued

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

Advertising. The Company expenses all media advertising as incurred. Media advertising expense included in other noninterest expenses in the accompanying consolidated statements of operations was approximately $6,100 and $5,400 during the years ended December 31, 2015 and 2014, respectively.

Stock Compensation Plan. The Company has adopted the fair value recognition method and expenses the fair value of any stock options as they vest. Under the fair value recognition method, the Company recognizes stock-based compensation in the accompanying consolidated statements of operations.

Reverse Common Stock Split. Effective January 11, 2016 each ten shares of the Company’s common stock were converted into one share of common stock. Earnings per share for 2015 and 2014 has been adjusted to reflect the 1-for-10 reverse common stock split.

(Loss) Earnings Per Share. Basic (loss) earnings per share is computed on the basis of the weighted-average number of common shares outstanding. In 2015, basic and diluted loss per share is the same due to the net loss incurred by the Company. For the year ended December 31, 2014 basic and diluted earnings per share are the same because stock options outstanding during the year were not dilutive due to their exercise prices exceeding the fair value of the Company’s common stock during the year. (Loss) earnings per common share has been computed based on the following:

	Year Ended December 31,
	2015	2014
Weighted-average number of common shares outstanding used to calculate basic and diluted (loss) earnings per common share	953,855	867,789

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies, continued

       Fair Value Measurements, Continued

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

Federal Home Loan Bank Advances. Fair values of Federal Home Loan Bank advances are estimated using discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowings.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies, continued

       Fair Values of Financial Instruments, Continued

Off-Balance-Sheet Financial Instruments. Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

Comprehensive (Loss) Income. GAAP generally requires that recognized revenue, expenses, gains and losses be included in net (loss) earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the consolidated balance sheets, such items along with net loss, are components of comprehensive (loss) income. The only component of other comprehensive (loss) income is the net change in the unrealized (loss) gains on the securities available for sale.

Recent Pronouncements. In January 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which is intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The ASU requires equity investments to be measured at fair value with changes in fair values recognized in net earnings, simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identity impairment and eliminates the requirement to disclose fair values, the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost. The ASU also clarifies that the Company should evaluate the need for a valuation allowance on a deferred tax asset related to available for-sale debt securities in combination with the Company’s other deferred tax assets. These amendments are effective for the Company beginning January 1, 2018. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842) which will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with term of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The new ASU will require both types ofleases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The ASU is effective for fiscal years beginning after December 15, 2018. The Company is in the process of determining the effect of the ASU on its consolidated balance sheets and statements of operations. Early application will be permitted.

(2)  Securities

Securities have been classified according to management’s intent. The carrying amount of securities and approximate fair values are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2015:
Securities Available for Sale-
Mortgage-backed securities	$10,107	$31	$(52)	$10,086
Collateralized mortgage obligations	15,223	21	(227)	15,017
SBA Pool Security	644	2	—	646

Total	$25,974	$54	$(279)	$25,749

At December 31, 2014:
Securities Available for Sale-
Mortgage-backed securities	$14,621	$164	$(25)	$14,760
Collateralized mortgage obligations	11,260	22	(40)	11,242
SBA Pool Security	735	11	—	746

Total	$26,616	$197	$(65)	$26,748

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(2)  Securities, continued

The following summarizes sales of securities (in thousands):

	Year Ended December 31,
	2015	2014

Proceeds from sales of securities	$8,530	$13,120

Gross gains from sale of securities	87	168
Gross losses from sale of securities	(27)	(32)

Net gain from sales of securities	$60	$136

Securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	At December 31, 2015
	Over Twelve Months		Less Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
Mortgage-backed securities	$—	$—	$(52)	$5,526
Collateralized mortgage obligations	—	—	(227)	11,783
	$—	$—	$(279)	$17,309

	At December 31, 2014
	Over Twelve Months		Less Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
Mortgage-backed securities	$(25)	$2,553	$—	$—
Collateralized mortgage obligations	—	—	(40)	6,402
	$(25)	$2,553	$(40)	$6,402

At December 31, 2015 and 2014, the unrealized losses on eighteen and ten investment securities, respectively were caused by market conditions. It is expected that the securities would not be settled at a price less than the book value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(2)  Securities, continued

Available-for-sale securities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements Using

	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2015:
Mortgage-backed securities	$10,086	$—	$10,086	$—
Collateralized mortgage obligations	15,017	—	15,017	—
SBA Pool Security	646	—	646	—

	$25,749	$—	$25,749	$—

At December 31, 2014:
Mortgage-backed securities	$14,760	$—	$14,760	$—
Collateralized mortgage obligations	11,242	—	11,242	—
SBA Pool Securities	746	—	746	—

	$26,748	$—	$26,748	$—

During the years ended December 31, 2015 and 2014, no securities were transferred in or out of Level 1, Level 2 or Level 3.

(3)  Loans

The components of loans are as follows (in thousands):

	At December 31,
	2015	2014

Residential real estate	$16,024	$21,276
Multi-family real estate	3,697	1,979
Commercial real estate	29,029	31,255
Land and construction	5,258	6,177
Commercial	27,691	17,180
Consumer	3,015	20

Total loans	84,714	77,887

Add (deduct):
Net deferred loan fees, costs and premiums	154	186
Allowance for loan losses	(2,295)	(2,244)

Loans, net	$82,573	$75,829

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3) Loans, continued

An analysis of the change in the allowance for loan losses for the years ended December 31, 2015 and 2014 follows (in thousands):

	Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Unallocated	Total
Year Ended December 31,
2015:
Beginning balance	$65	$2	$1,589	$99	$22	$—	$467	$2,244
(Credit) provision for loan losses	35	24	(579)	(44)	132	138	294	—
Charge-offs	(289)	—	—	—	—	—	—	(289)
Recoveries	305	—	—	22	—	13	—	340

Ending balance	$116	$26	$1,010	$77	$154	$151	$761	$2,295

Year Ended December 31, 2014:
Beginning balance	$49	$4	$934	$458	$61	$—	$705	$2,211
(Credit) provision for loan losses	(4)	(2)	655	(359)	(39)	(13)	(238)	—
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	20	—	—	—	—	13	—	33

Ending balance	$65	$2	$1,589	$99	$22	$—	$467	$2,244

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3) Loans, continued

The balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2015 and 2014 follows (in thousands):

	Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Unallocated	Total
At December 31,
2015:
Individually evaluated for impairment:
Recorded investment	$1,071	$—	$2,147	$—	$2,126	$—	$—	$5,344
Balance in allowance for loan losses	$—	$—	$—	$—	$13	$—	$—	$13

Collectively evaluated for impairment:
Recorded investment	$14,953	$3,697	$26,882	$5,258	$25,565	$3,015	$—	$79,370
Balance in allowance for loan losses	$116	$26	$1,010	$77	$141	$151	$761	$2,282

At December 31, 2014:
Individually evaluated for impairment:
Recorded investment	$4,838	$—	$4,096	$—	$1,151	$—	$—	$10,085
Balance in allowance for loan losses	$—	$—	$—	$—	$—	$—	$—	$—

Collectively evaluated for impairment:
Recorded investment	$16,438	$1,979	$27,159	$6,177	$16,029	$20	$—	$67,802
Balance in allowance for loan losses	$65	$2	$1,589	$99	$22	$—	$467	$2,244

The Company has divided the loan portfolio into six portfolio segments, each with different risk characteristics and methodologies for assessing risk. The portfolio segments identified by the Company are as follows:

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3) Loans, continued

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3) Loans, continued

The following summarizes the loan credit quality (in thousands):

	Pass	OLEM (Other Loans Especially Mentioned)	Substandard	Doubtful	Loss	Total
At December 31, 2015:
Residential real estate	$14,953	$—	$1,071	$—	$—	$16,024
Multi-family real estate	3,697	—	—	—	—	3,697
Commercial real estate	26,309	573	2,147	—	—	29,029
Land and construction	5,212	46	—	—	—	5,258
Commercial	23,711	—	3,980	—	—	27,691
Consumer	3,015	—	—	—	—	3,015

Total	$76,897	$619	$7,198	$—	$—	$84,714

At December 31, 2014:
Residential real estate	$15,170	$—	$6,106	$—	$—	$21,276
Multi-family real estate	1,979	—	—	—	—	1,979
Commercial real estate	28,391	602	2,262	—	—	31,255
Land and construction	4,232	1,945	—	—	—	6,177
Commercial	12,938	—	4,242	—	—	17,180
Consumer	20	—	—	—	—	20

Total	$62,730	$2,547	$12,610	$—	$—	$77,887

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3)  Loans, continued

Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At December 31, 2015:
Residential real estate	$—	$—	$—	$—	$14,953	$1,071	$16,024
Multi-family real estate	—	—	—	—	3,697	—	3,697
Commercial real estate	—	—	—	—	26,882	2,147	29,029
Land and construction	—	—	—	—	5,258	—	5,258
Commercial	—	—	—	—	26,606	1,085	27,691
Consumer	—	—	—	—	3,015	—	3,015

Total	$—	$—	$—	$—	$80,411	$4,303	$84,714

At December 31, 2014:
Residential real estate	$—	$1,267	$—	$1,267	$17,910	$2,099	$21,276
Multi-family real estate	—	—	—	—	1,979	—	1,979
Commercial real estate	293	—	—	293	29,895	1,067	31,255
Land and construction	—	—	—	—	6,177	—	6,177
Commercial	—	—	—	—	16,029	1,151	17,180
Consumer	—	—	—	—	20	—	20

Total	$293	$1,267	$—	$1,560	$72,010	$4,317	$77,887

The following summarizes the amount of impaired loans (in thousands):

	At December 31, 2015			At December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Residential real estate	$1,071	$1,196	$—	$4,838	$5,345	$—
Commercial real estate	2,147	3,960	—	4,096	5,910	—
Commercial	1,085	1,326	—	1,151	1,392	—

With an allowance recorded:
Commercial	$1,041	$1,041	$13	$—	$—	$—

Total:
Residential real estate	$1,071	$1,196	$—	$4,838	$5,345	$—
Commercial real estate	$2,147	$3,960	$—	$4,096	$5,910	$—
Commercial	$2,126	$2,367	$13	$1,151	$1,392	$—

Total	$5,344	$7,523	$13	$10,085	$12,647	$—

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3)  Loans, continued

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	For the Year Ended December 31,
	2015			2014
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received

Residential real estate	$4,473	$175	$236	$5,929	$421	$317
Commercial real estate	$3,496	$57	$172	$4,421	$253	$204
Commercial	$1,464	$18	$84	$1,181	$—	$66

Total	$9,433	$250	$492	$11,531	$674	$587

There were no loans determined to be troubled debt restructurings during the years ended December 31, 2015 and 2014.

(4)  Premises and Equipment

A summary of premises and equipment follows (in thousands):

	At December 31,
	2015	2014
Land	$1,171	$1,171
Buildings and improvements	2,053	2,053
Furniture, fixtures and equipment	1,190	1,372
Leasehold improvements	119	122

Total, at cost	4,533	4,718

Less accumulated depreciation and amortization	(1,830)	(1,882)

Premises and equipment, net	$2,703	$2,836

The Company currently leases one branch facility under operating lease. The lease contains renewal options and requires the Company to pay an allowable share of common area maintenance and real estate taxes. Rent expense under the operating lease during the years ended December 31, 2015 and 2014 was $64,100 and $81,100, respectively. At December 31, 2015, the future minimum lease payments are approximately as follows (in thousands):

Year Ending December 31,	Amount

2016	60
2017	55
Total	$115

(5)  Foreclosed Real Estate

Expenses (income) applicable to foreclosed real estate are as follows (in thousands):

	Year Ended December 31,
	2015	2014

Provision for losses on foreclosed real estate	$260	$99
Gain on sale of foreclosed real estate	(48)	(809)
Operating expenses	200	56

	$412	$(654)

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(5)  Foreclosed Real Estate, continued

At December 31, 2015 the valuation allowance with respect to foreclosed real estate was $260,000. There was no valuation allowance with respect to foreclosed real estate at December 31, 2014 or 2013.

(6)  Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $32.2 million and $18.3 million at December 31, 2015 and 2014, respectively.

A schedule of maturities of time deposits at December 31, 2015 follows (in thousands):

Year Ending December 31,	Amount

2015	$49,684
2016	12,121
2017	1,462
2018	561
2019	231

$64,059

(7)  Federal Home Loan Bank Advances and Junior Subordinated Debenture

The maturities and interest rates on the Federal Home Loan Bank (“FHLB”) advances were as follows (dollars in thousands)

Maturity
Year Ending	Interest	At December 31,
December 31,	Rate	2015	2014

2016	0.53	13,500	12,740
2016	0.59	6,500	10,000

		$20,000	$22,740

At December 31, 2015 and 2014, the FHLB advances were collateralized by $8.6 million and $13.2 million, respectively, of securities and by a lien on qualifying residential one-to-four family mortgage loans, commercial and multi-family real estate loans and second mortgage loans.

On September 30, 2004, the Company issued a $5,155,000 junior subordinated debenture to an unconsolidated subsidiary. The debenture has a term of thirty years. The interest rate was fixed at 6.4% for the first five years, and thereafter, the coupon rate floats quarterly at the three-month LIBOR rate plus 2.45% (2.68% at December 31, 2015). The junior subordinated debenture, due in 2034, is redeemable in certain circumstances. The terms of the debenture agreement allow the Company to defer payments of interest on the debenture by extending the interest payment period at any time during the term of the debenture for up to twenty consecutive quarterly periods. During 2014 and 2013, the Company exercised its right to defer payment of interest on the debenture. Interest payments deferred as of December 31, 2015 and 2014 totaled $955,000 and $793,000, respectively. The Company has deferred interest payments with respect to its junior subordinated debenture for the maximum allowable twenty consecutive quarterly payments. As discussed in note 13 the Company is not able to make these interest payments without the prior approval of the Federal Reserve Bank of Atlanta. Regulatory approval to pay said accrued and unpaid interest has been denied. The holder of the Junior Subordinated Debenture can accelerate the $5,155,000 principal balance due at December 31, 2015 as a result of this technical default. A Director of the Company has agreed to purchase the Debenture and has agreed to provide a forbearance of the payment to the Company upon consummation of the purchase. Although the agreed upon purchase price for the Debenture has been tendered, the Trustee has received conflicting direction and therefore on December 11, 2014, the Trustee commenced an Action for Interpleader in the United States District Court for the Southern District of New York.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(7)  Federal Home Loan Bank Advances and Junior Subordinated Debenture, continued

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

(8)  Financial Instruments

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	At December 31, 2015			At December 31, 2014
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$10,365	$10,365		$12,074	$12,074
Securities available for sale	25,749	25,749		26,748	26,748
Loans	82,573	82,429		75,829	75,621
Federal Home Loan Bank stock	966	966		1,229	1,229
Accrued interest receivable	462	462		426	426

Financial liabilities:
Deposit liabilities	97,571	97,837		91,603	91,849
Federal Home Loan Bank advances	20,000	20,000		22,740	22,744
Junior subordinated debenture	5,155	N/A	(1)	5,155	N/A	(1)
Off-balance sheet financial instruments	—	—		—	—

(1)	The Company is unable to determine value based on significant unobservable inputs required in the calculation. Refer to Note 7 for further information.

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

As of December 31, 2015, commitments to extend credit totaled $4.3 million.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(10) Income Taxes

Income tax benefit consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014
Current:
Federal	$(320)	$—
State	—	—

Total Current	(320)	—

Deferred:
Federal	(153)	530
State	(26)	91
Change in Valuation Allowance	179	(621)

Total Deferred	—	—

Total	$(320)	$—

The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows (dollars in thousands):

	Year Ended December 31,
	2015			2014
	Amount	% of Pretax Earnings		Amount	% of Pretax Loss

Income taxes (benefit) at statutory rate	$(164)	34%		$546	34.0%
Increase (decrease) resulting from:
State taxes, net of Federal tax benefit	(17)	3.5%		75	3.8%
Other permanent differences	2	(0.4%	)
Change in valuation allowance	179	(37.1%	)	(621)	(37.8)%
Uncertain tax position	(320)	66.3%		—	—
	$(320)	66.3%		$—	—%

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(10) Income Taxes, continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands).

	Year Ended December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$4,005	$3,917
Premises and equipment	52	66
Impaired securities	—	29
Foreclosed property expenses	849	764
Nonaccrual loan interest	399	345
Unrealized loss on available for sale securities	87	—
Other	82	79

Gross deferred tax assets	5,474	5,200
Less: Valuation allowance	5,240	5,061

Net deferred tax assets	234	139

Deferred tax liabilities:
Allowance for loan losses	(114)	(114)
Unrealized gain on available for sale securities	—	(50)
Loan costs	(37)	(25)
Total deferred tax liabilities	(151)	(189)
Net deferred tax asset (liability)	$83	$(50)

During the years ended December 31, 2015 and 2014, the Company assessed its earnings history and trend over the past year and its estimate of future earnings, and determined that it was more likely than not that the deferred tax assets would not be realized in the near term. Accordingly, a valuation allowance was recorded and maintained against the net deferred tax asset for the amount not expected to be realized in the future

At December 31, 2015, the Company had net operating loss carryforwards of approximately $10.7 million for Federal tax purposes and $10.5 million for Florida tax purposes available to offset future taxable income. These carryforwards will begin to expire in 2029. A portion of the Federal and Florida net operating losses are subject to Internal Revenue Code Section 382 limitations.

The Company files U.S. and Florida income tax returns. The Company is no longer subject to U.S. Federal or state income tax examinations by taxing authorities for years before 2012. The Company’s 2010 and 2009 Federal income tax returns were under examination by the Internal Revenue Service (“IRS”). In 2015 the IRS closed the examination with no adjustments for taxes due. In 2015, the Company reversed its reserve for unrecognized tax benefits related to these exams by recording an income tax benefit of $320,000.

The Company regularly reviews its tax positions in each significant taxing jurisdiction in the process of evaluating its unrecognized tax benefits. The Company makes adjustments to its unrecognized tax benefits when: (i) facts and circumstances regarding a tax position change, causing a change in management’s judgment regarding that tax position; (ii) a tax position is effectively settled with a tax authority at a differing amount; and/or (iii) the statute of limitations expires regarding a tax position. The Company does not expect to a change in unrecognized tax benefits in the next year.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(10) Income Taxes, continued

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2015	2014

Balance, beginning of year	$320	$320
Additions for tax positions related to current year	—	—
Additions for tax positions of prior years	—	—
Settlement due to exam closure	(320)	—

Balance, end of year	$—	$320

(11) Related Party Transactions

The Company has entered into transactions with its executive officers, directors and their affiliates in the ordinary course of business. There were loans to related parties at December 31, 2015 and 2014 of approximately $240,000 and $546,000, respectively. At December 31, 2015 and 2014, related parties had approximately $8,560,000 and $7,528,000, respectively, on deposit with the Company.

(12) Stock-Based Compensation

On December 27, 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan (“2011 Plan”). A total of 520,412 shares of common stock are available to be issued under the 2011 Plan. Options, restricted stock, performance share awards and bonus share awards in lieu of obligations may be issued under the 2011 Plan. Both incentive stock options and nonqualified stock options can be granted under the 2011 Plan. The exercise price of the stock options cannot be less than the fair market value of the common stock on the date of grant. Options must be exercised within ten years of the date of grant. The Company’s prior plan was terminated on February 27, 2011 and the 1,444 option outstanding under the prior plan were forfeited during the year ended December 31, 2015. As of December 31, 2015, 529,588 shares of common stock have been granted under the 2011 Plan as compensation to directors for services rendered. Fair value of the shares of common stock as of the dates of the grants totaled approximately $242,000 and $239,000 during the years ended December 31, 2015 and 2014, respectfully. Such amounts have been reflected as expense in the accompanying consolidated statements of operations.

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

Effective January 1, 2015, the Bank, became subject to the new Basel III capital level threshold requirements under the Prompt Corrective Action regulations with full compliance with all of the final rule’s requirements phased in over a multi-year schedule. These new regulations were designed to ensure that banks maintain strong capital positions even in the event of severe economic downturns or unforeseen losses.

Changes that could affect the Bank going forward include additional constraints on the inclusion of deferred tax assets in capital and increased risk weightings for nonperforming loans and acquisition/development loans in regulatory capital. Under the new regulations in the first quarter of 2015, the Bank elected an irreversible one-time opt-out to exclude accumulated other comprehensive loss from regulatory capital.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(13) Regulatory Matters, continued

As of December 31, 2015 and December 31, 2014, the Bank is subject to a Consent Order issued by the Federal Deposit Insurance Corporation and the State of Florida Office of Financial Regulation (“OFR”), and accordingly is deemed to be “adequately capitalized” even if its capital ratios were to exceed those generally required to be a “well capitalized” bank. An institution must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following tables. The Bank’s actual capital amounts and percentages are also presented in the table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions		Requirements of Consent Order
	Amount	%	Amount	%	Amount	%	Amount	%
As of December 31, 2015:
Total Capital to Risk-Weighted Assets	$10,319	11.40	$7,240	8.0	$9,050	10.0	$10,860	12.0
Tier I Capital to Risk-Weighted Assets	9,173	10.14	5,430	6.0	7,240	8.0	N/A	N/A
Common Equity Tier I Capital to Risk-Weighted Assets	9,173	10.14	4,073	4.50	5,883	6.50	N/A	N/A
Tier I Capital to Total Assets	9,173	7.59	4,836	4.0	6,045	5.0	9,672	8.0

As of December 31, 2014:
Total Capital to Risk-Weighted Assets	$9,757	10.67%	$7,320	8.00%	$9,145	10.00%	$10,970	12.00%
Tier I Capital to Risk-Weighted Assets	8,600	9.40	3,660	4.00	5,490	6.00	N/A	N/A
Tier I Capital to Total Assets	8,600	6.95	4,950	4.00	6,190	5.00	9,900	8.00

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(13) Regulatory Matters, continued

Regulatory Matters – Company, Continued

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(13) Regulatory Matters, continued

Regulatory Matters - Bank, Continued

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

The Bank is in process of implementing comprehensive policies and plans to address all of the requirements of the Consent Order and has incorporated recommendations from the FDIC and OFR into these policies and plans. However, at December 31, 2015, the Bank was not in compliance with the minimum Tier 1 leverage capital ratio of 8% and a total risk-based capital ratio of 12%.

(14) Dividends

The Company is limited in the amount of cash dividends that may be paid. Banking regulations place certain restrictions on dividends and loans or advances made by the Bank to the Holding Company. The amount of cash dividends that may be paid by the Bank to the Holding Company is based on the Bank’s net earnings of the current year combined with the Bank’s retained earnings of the preceding two years, as defined by state banking regulations. However, for any dividend declaration, the Company must consider additional factors such as the amount of current period net earnings, liquidity, asset quality, capital adequacy and economic conditions. It is likely that these factors would further limit the amount of dividends which the Company could declare. In addition, bank regulators have the authority to prohibit banks from paying dividends if they deem such payment to be an unsafe or unsound practice. At December 31, 2015, the Bank and Holding Company could not pay cash dividends (See Note 13).

(15) Contingencies

Various claims also arise from time to time in the normal course of business. In the opinion of management, none have occurred that will have a material effect on the Company’s consolidated financial statements.

(16) Retirement Plans

The Company has a 401(k) Profit Sharing plan covering all eligible employees who are over the age of twenty one and have completed one year of service.  The Company may make a matching contribution each year.  The Company did not make any matching contributions in connection with this plan during the year ended December 31, 2015 or 2014.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(17) Fair Value Measurement

Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan. Those impaired collateral-dependent loans which are measured at fair value or a nonrecurring basis are as follows (in thousands):

						Losses Recorded in Operations For the Year Ended December 31, 2015

	At December 31, 2015
	Fair Value	Level 1	Level 2	Level 3	Total Losses

Residential real estate	$423	$—	$—	$423	$125	$—
Commercial real estate	1,009	—	—	1,009	1,813	—
Commercial	1,085	—	—	1,085	242	—

	$2,517	$—	$—	$2,517	$2,180	$—

						Losses Recorded in Operations For the Year Ended December 31, 2014

	At December 31, 2014
	Fair Value	Level 1	Level 2	Level 3	Total Losses

Residential real estate	$1,387	$—	$—	$1,387	$507	$—
Commercial real estate	3,029	—	—	3,029	3,269	—
Commercial	1,151	—	—	1,151	242	—

	$5,567	$—	$—	$5,567	$4,018	$—

Foreclosed real estate is recorded at fair value less estimated costs to sell. Foreclosed real estate which is measured at fair value on a nonrecurring basis is as follows (in thousands):

	At Year End					Losses Recorded During the Year
	Fair Value	Level 1	Level 2	Level 3	Total Losses

At December 31, 2015	$4,029	$—	$—	$4,029	$1,403	$260

At December 31, 2014	$4,880	$—	$—	$4,880	$1,143	$—

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(18) Holding Company Financial Information

The Holding Company’s unconsolidated financial information as of December 31, 2015 and 2014 and for the years then ended follows (in thousands):

Condensed Balance Sheets

	At December 31,
	2015	2014
Assets

Cash	$13	$71
Investment in subsidiary	9,036	8,683
Other assets	180	180

Total assets	$9,229	$8,934

Liabilities and Stockholders’ Equity

Other liabilities	$1,107	$800
Junior subordinated debenture	5,155	5,155
Stockholders’ equity	2,967	2,979

Total liabilities and stockholders’ equity	$9,229	$8,934

Condensed Statements of Operations

	Year Ended December 31,
	2015	2014
Earnings of subsidiary	$532	$2,229
Interest expense	(162)	(155)
Other expense	(533)	(469)

Net (loss) earnings	$(163)	$1,605

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(18) Holding Company Financial Information, continued

Condensed Statements of Cash Flows

	Year Ended December 31,
	2015	2014
Cash flows from operating activities:
Net (loss) earnings	$(163)	$1,605
Adjustments to reconcile net (loss) earnings to net cash used in operating activities:
Stock compensation	242	239
Equity in undistributed earnings of subsidiary	(532)	(2,229)
Increase in other liabilities	307	136

Net cash used in operating activities	(146)	(249)

Cash flow from investing activities-
Investment in subsidiary	(42)	(988)

Cash flow from financing activities-
Proceeds from sale of common stock, net	30	1,272
Proceeds from sale of preferred stock	100
Net cash provided by financing activities	130	1,272
Net (decrease) increase in cash	(58)	35

Cash at beginning of the year	71	36

Cash at end of year	$13	$71

Noncash transaction-
Change in accumulated other comprehensive earnings of subsidiary, net change in unrealized (loss) gain on securities available for sale	$(221)	$79

(19) Subsequent Event— Amendment to Articles of Incorporation

The Company amended its articles of incorporation effective January 11, 2016 to reduce authorized shares of Common Stock to 5,000,000 and to affect a 1 for 10 reverse common stock split. (Loss) Earnings per share have been adjusted in the accompanying Consolidated Financial Statements and Footnotes to reflect the 1 for 10 reverse common stock split.

(20) Subsequent Event— Loan Loss Recovery.

On January 6, 2016, the Bank completed a sale of a judgment on a credit that resulted in a $1.8 million recovery of previously charged-off amounts to the Allowance for Loan and Lease Losses (ALLL). This increased the balance of the ALLL to approximately $4.1 million. On February 12, 2016, pursuant to the terms and requirements of the Consent Order, Management submitted a written request to the FDIC for a partial reversal of the ALLL. As of this date, no response from the FDIC has been received.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, the Company used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its evaluation under the framework in Internal Control-Integrated Framework, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2015.

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

(c) Changes in Internal Controls

The Company has made no significant changes in its internal controls over financial reporting during the quarter ended December 31, 2015 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

A list of the Company’s executive officers and biographical information about them and its directors will be included in the definitive Proxy Statement for its 2016 Annual Meeting of Stockholders to be held on May 3, 2016, which will be filed within 120 days of the end of its fiscal year ended December 31, 2015 (the “2015 Proxy Statement”) and is incorporated herein by reference. Information about its Audit Committee may be found in the Proxy Statement. That information is incorporated herein by reference.

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

The Bank had one compensation plan under which shares of its common stock were issuable at December 31, 2015. This plan is the 2012 Equity Compensation Plan, previously approved by its stockholders. The following table sets forth information as of December 31, 2015 with respect to the number of shares of the Company’s common stock issuable pursuant to this plan.

Equity Compensation Plan Information

The following table provides information generally as of December 31, 2015, regarding securities to be issued on exercise of stock options, and securities remaining available for issuance under the Company’s equity compensation plans that were in effect during fiscal 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	—	$—	520,412
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	520,412

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this 10-K report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lauderdale, State of Florida, on the 18th day of March, 2016.

OPTIMUMBANK HOLDINGS, INC.

/s/ Joel Klein
Joel Klein
Chairman of Audit Committee

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 18, 2016.

Signature	Title

/s/ Moishe Gubin	Director and Acting Chairman of the Board
Moishe Gubin

/s/ Joel Klein	Director and Chairman of Audit Committee
Joel Klein

