Form 10-K/A
period 2015-12-31
OptimumBank Holdings, Inc.
filed 2016-04-05
CIK 1288855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the "2015 10-K") of OptimumBank Holdings, Inc. is being filed for the sole purpose of correcting a clerical error in which an exhibit was incorrectly signed from the EDGAR filing of the 2015 10-K as originally filed on March 25, 2016.  This Amendment No. 1 contains currently signed Section 302 certification as Exhibit 31.1.

No attempt has been made in this Amendment No. 1 to modify or update the disclosures presented in the 2015 10-K as previously filed. This Amendment No. 1 does not reflect events occurring after the filing of the original 2015 10-K or modify or update those disclosures that may be affected by subsequent events.  Accordingly, this Amendment No. 1 should be read in conjunction with the 2015 10-K and the registrant’s other filings with the SEC.

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

64

EXHIBIT INDEX

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this 10-K report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lauderdale, State of Florida, on the 4th day of April, 2016.

OPTIMUMBANK HOLDINGS, INC.

/s/ Joel Klein
Joel Klein
Chairman of Audit Committee

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 4, 2016.

Signature	Title

/s/ Moishe Gubin	Director and Acting Chairman of the Board
Moishe Gubin

/s/ Joel Klein	Director and Chairman of Audit Committee
Joel Klein

65