Form 10-Q
period 2016-03-31
OptimumBank Holdings, Inc.
filed 2016-05-13
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

 or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,011,567 shares of Common Stock, $.01 par value, issued and outstanding as of May 13, 2016.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

Condensed Consolidated Balance Sheets

 (Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2016	2015
Assets:
Cash and due from banks	$11,722	$10,162
Interest-bearing deposits with banks	170	203
Total cash and cash equivalents	11,892	10,365
Securities available for sale	24,054	25,749
Loans, net of allowance for loan losses of $4,080 and $2,295	83,322	82,573
Federal Home Loan Bank stock	1,135	966
Premises and equipment, net	2,694	2,703
Foreclosed real estate, net	2,412	4,029
Accrued interest receivable	442	462
Other assets	643	631

Total assets	$126,594	$127,478
Liabilities and Stockholders’ Equity:

Liabilities:
Noninterest-bearing demand deposits	3,276	9,478
Savings, NOW and money-market deposits	23,852	24,034
Time deposits	65,414	64,059

Total deposits	92,542	97,571

Federal Home Loan Bank advances	23,750	20,000
Junior subordinated debenture	5,155	5,155
Advanced payment by borrowers for taxes and insurance	386	251
Official checks	201	130
Other liabilities	1,500	1,404

Total liabilities	123,534	124,511

Stockholders’ equity:
Preferred stock, no par value; 6,000,000 shares authorized, 4 shares issued and outstanding in 2016 and 2015	—	—
Common stock, $.01 par value; 5,000,000 shares authorized, 1,011,567 shares issued and outstanding in 2016 and 50,000,000 shares authorized, 9,628,863 shares issued and outstanding in 2015	10	96
Additional paid-in capital	33,627	33,330
Accumulated deficit	(30,597)	(30,321)
Accumulated other comprehensive income (loss)	20	(138)

Total stockholders’ equity	3,060	2,967
Total liabilities and stockholders’ equity	$126,594	$127,478

See accompanying notes to condensed consolidated financial statements

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2016	2015
Interest income:
Loans	$1,020	$887
Securities	126	162
Other	23	18

Total interest income	1,169	1,067

Interest expense:
Deposits	182	155
Borrowings	74	57

Total interest expense	256	212

Net interest income	913	855

Provision for loan losses	—	—

Net interest income after provision for loan losses	913	855

Noninterest income:
Service charges and fees	19	16
Other	28	84

Total noninterest income	47	100

Noninterest expenses:
Salaries and employee benefits	468	466
Professional fees	160	101
Occupancy and equipment	126	126
Data processing	87	71
Insurance	27	29
Foreclosed real estate, net	29	20
Regulatory assessment	73	69
Other	266	255

Total noninterest expenses	1,236	1,137

Net loss	$(276)	$(182)

Net loss per share:
Basic	$(.29)	$(.19)

Diluted	$(.29)	$(.19)

Dividends per share	$—	$—

See accompanying notes to condensed consolidated financial statements

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

 (In thousands)

	Three Months Ended March 31,
	2016	2015

Net loss	$(276)	$(182)

Other comprehensive income -
Unrealized gains on securities available for sale -
Unrealized gain arising during the period	253	197

Deferred income taxes on above change	95	74

Total other comprehensive income	158	123

Comprehensive loss	$(118)	$(59)

See accompanying notes to condensed consolidated financial statements

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2016 and 2015

 (Dollars in thousands)

							Accumulated
							Other
					Additional		Comprehensive	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Income	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Equity

Balance at December 31, 2014	—	$—	9,305,236	$93	$32,961	$(30,158)	$83	$2,979

Common stock issued as compensation to directors (unaudited)	—	—	231,578	2	206	—	—	208

Net loss for the three months ended March 31, 2015 (unaudited)	—	—	—	—	—	(182)	—	(182)

Net change in unrealized gain on securities available for sale, net of taxes (unaudited)	—	—	—	—	—	—	123	123

Balance at March 31, 2015 (unaudited)	—	$—	9,536,814	$95	$33,167	$(30,340)	$206	$3,128

Balance at December 31, 2015	4	$—	9,628,863	$96	$33,330	$(30,321)	$(138)	$2,967

Reverse common stock split (1-for-10) (unaudited)	—	—	(8,665,977)	(87)	87	—	—	—

Common stock issued as compensation to directors (unaudited)	—	—	48,681	1	210	—	—	211

Net loss for the three months ended March 31, 2016 (unaudited)	—	—	—	—	—	(276)	—	(276)

Net change in unrealized loss on securities available for sale, net of taxes (unaudited)	—	—	—	—	—	—	158	158

Balance at March 31, 2016 (unaudited)	4	$—	1,011,567	$10	$33,627	$(30,597)	$20	$3,060

See accompanying notes to condensed consolidated financial statements

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

 (In thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(276)	$(182)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	40	41
Gain on sale of securities	(28)	(32)
Net amortization of fees, premiums and discounts	72	96
Gain on sale of foreclosed real estate	—	(3)
Common stock issued as compensation	211	208
Decrease (increase) in accrued interest receivable	20	(19)
Increase in other assets	(99)	(71)
Increase in official checks and other liabilities	159	268

Net cash provided by operating activities	99	306

Cash flows from investing activities:
Purchases of securities	(5,915)	(3,235)
Principal repayments, sales and calls of securities	7,841	2,964
Net increase in loans	(771)	(3,638)
Purchases of premises and equipment	(31)	(6)
Purchase FHLB stock	(169)	(24)
Proceeds from sale of foreclosed real estate	1,617	185

Net cash provided by (used in) investing activities	2,572	(3,754)

Cash flows from financing activities:
Net decrease in deposits	(5,029)	(58)
Net increase in advanced payments by borrowers for taxes and insurance	135	222
Proceeds from FHLB Advances	3,750	4,000

Net cash (used in) provided by financing activities	(1,144)	4,164

Net increase in cash and cash equivalents	1,527	716

Cash and cash equivalents at beginning of the period	10,365	12,074

Cash and cash equivalents at end of the period	$11,892	$12,790

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

 (In thousands)

	Three Months Ended March 31,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$210	$176

Income taxes	$—	$—

Noncash transactions -
Change in accumulated other comprehensive income (loss), net change in unrealized gain (loss) on securities available for sale	$158	$123

See accompanying notes to condensed consolidated financial statements

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(1)	General. OptimumBank Holdings, Inc. (the “Holding Company”) is a one-bank holding company and owns 100% of OptimumBank (the “Bank”), a state (Florida)-chartered commercial bank. The Bank’s wholly-owned subsidiaries are OB Real Estate Management, LLC, OB Real Estate Holdings, LLC and OB Real Estate Holdings 1503, LLC, all of which were formed in 2009; OB Real Estate Holdings Northwood formed in 2011; OB Real Estate Holdings 1692 and OB Real Estate Holdings 1704 formed in 2012, OB Real Estate Holdings 1518, LLC and OB Real Estate Holding 1676 formed in 2015, collectively, (the “Real Estate Holding Subsidiaries”). The Holding Company’s only business is the operation of the Bank and its subsidiaries (collectively, the “Company”). The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of community banking services to individual and corporate customers through its three banking offices located in Broward County, Florida. OB Real Estate Management, LLC is primarily engaged in managing foreclosed real estate. This subsidiary had no activity in 2016 and 2015. All other subsidiaries are primarily engaged in holding and disposing of foreclosed real estate.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2016, and the results of operations and cash flows for the three-month periods ended March 31, 2016 and 2015. The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results to be expected for the full year.

Going Concern Status. The Company is in default with respect to its $5,155,000 Junior Subordinated Debenture (“Debenture”) due to its failure to make certain required interest payments under the Debenture. The Trustee of the Debenture (the “Trustee”) or the holders of the Debenture are entitled to accelerate the payment of the $5,155,000 principal balance plus accrued and unpaid interest totaling $1,001,000 at March 31, 2016. No adjustments to the accompanying consolidated financial statements have been made as a result of this uncertainty. Management’s plans with regard to this matter are as follows: A Director of the Company has offered to purchase the Debenture and this offer has been approved by certain equity owners of the Trust that holds the Debenture. The Director has also agreed to enter into a forbearance agreement with the Company with respect to payments due under the Debenture upon consummation of the Director’s purchase of the Debenture. Although the Director tendered the purchase price for the Debenture in 2014, the Trustee has received conflicting direction and therefore on December 11, 2014, the Trustee commenced an Action for Interpleader in the United States District Court for the Southern District of New York. On August 31, 2015, the court held that the Trustee could not sell the Debenture to the Director because certain conditions and requirements set forth in the indenture for the Trust had not been fulfilled. The Director has continued his efforts to acquire the Debenture. Based upon the underlying Debenture documents, to date the Trustee has not accelerated the outstanding balance of the Debenture. The Company continues to pursue mechanisms for paying the accrued interest, such as raising additional capital.

Comprehensive Loss. Generally accepted accounting principles generally require that recognized revenue, expenses, gains and losses be included in net loss. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the condensed consolidated balance sheet, such items along with net loss, are components of comprehensive loss. The only component of other comprehensive loss is the net change in the unrealized gain (loss) on the securities available for sale.

Income Taxes. The Company assessed its earnings history and trends and estimates of future earnings, and determined that the deferred tax asset could not be realized as of March 31, 2016. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(1)	General, Continued. In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842) which will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with term of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The new ASU will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The ASU is effective for fiscal years beginning after December 15, 2018. The Company is in the process of determining the effect of the ASU on its consolidated balance sheets and statements of operations. Early application will be permitted.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(2)	Securities. Securities have been classified according to management’s intent. The carrying amount of securities and approximate fair values are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At March 31, 2016:
Securities Available for Sale-
Mortgage-backed securities	$5,094	$19	$(9)	$5,104
Collateralized mortgage obligations	18,932	72	(54)	18,950

Total	$24,026	$91	$(63)	$24,054

At December 31, 2015:
Securities Available for Sale-
Mortgage-backed securities	$10,107	$31	$(52)	$10,086
Collateralized mortgage obligations	15,223	21	(227)	15,017
SBA Pool Security	644	2	—	646

Total	$25,974	$54	$(279)	$25,749

Gross proceeds received with respect to the sale of securities available for sale were $6,991,000 and $1,972,000 during the three month periods ended March 31, 2016 and 2015, respectively. Gross gains of $28,000 and $32,000 were recognized in connection with these sales in 2016 and 2015, respectively.

Securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	At March 31, 2016
	Over Twelve Months		Less Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

Securities Available for Sale:
Mortgage-backed securities	$0	$0	$(9)	$1,373
Collateralized mortgage obligations	—	—	(54)	6,793
	$0	$0	$(63)	$8,166

	At December 31, 2015
	Over Twelve Months				Less Than Twelve Months
	Gross Unrealized Losses		Fair Value		Gross Unrealized Losses	Fair Value

Securities Available for Sale:
Mortgage-backed securities		$—		$—	$(52)	$5,526
Collateralized mortgage obligations		—		—	(227)	11,783
	$		$		$(279)	$17,309

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(2)	Securities, Continued. At March 31, 2016, the unrealized losses on eight investment securities were caused by market conditions. It is expected that the securities would not be settled at a price less than the book value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. A security is impaired if the fair value is less than its carrying value at the financial statement date. When a security is impaired, the Company determines whether this impairment is temporary or other-than-temporary. In estimating other-than-temporary impairment (“OTTI”) losses, management assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in operations. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in operations is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Management utilizes cash flow models to segregate impairments to distinguish between impairment related to credit losses and impairment related to other factors. To assess for OTTI, management considers, among other things, (i) the severity and duration of the impairment; (ii) the ratings of the security; (iii) the overall transaction structure (the Company’s position within the structure, the aggregate, near-term financial performance of the underlying collateral, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, and discounted cash flows); and (iv) the timing and magnitude of a break in modeled cash flows.

In evaluating securities with unrealized losses, management utilizes various resources, including input from independent third-party firms to perform an analysis of expected future cash flows. The process begins with an assessment of the underlying collateral backing the mortgage pools. Management develops specific assumptions using as much market data as possible and includes internal estimates as well as estimates published by rating agencies and other third-party sources. The data for the individual borrowers in the underlying mortgage pools are generally segregated by state, FICO score at issue, loan to value at issue, and income documentation criteria. Mortgage pools are evaluated for current and expected levels of delinquencies and foreclosures, based on where they fall in the prescribed data set of FICO score, locations, LTV and documentation type, and a level of loss severity is assigned to each security based on its experience. The above-described historical data is used to develop current and expected measures of cumulative default rates as well as ultimate loss frequency and severity within the underlying mortgages. This reveals the expected future cash flows within the mortgage pool. The data described above is then input to an industry recognized model to assess the behavior of the particular security tranche owned by the Company. Significant inputs in this process include the structure of any subordination structures, if applicable, and are dictated by the structure of each particular security as laid out in the offering documents. The forecasted cash flows from the mortgage pools are input through the security structuring model to derive expected cash flows for the specific security owned by the Company to determine if the future cash flows are expected to exceed the book value of the security. The values for the significant inputs are updated on a regular basis.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(3)	Loans. The components of loans are as follows (in thousands):

	At March 31,	At December 31,
	2016	2015

Residential real estate	$25,533	$16,024
Multi-family real estate	4,214	3,697
Commercial real estate	29,488	29,029
Land and construction	5,232	5,258
Commercial	19,361	27,691
Consumer	2,924	3,015

Total loans	86,752	84,714

Add (deduct):
Net deferred loan fees, costs and premiums	650	154
Allowance for loan losses	(4,080)	(2,295)

Loans, net	$83,322	$82,573

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(3)	Loans, Continued. An analysis of the change in the allowance for loan losses follows (in thousands):

	Residential	Multi-Family	Commercial	Land
	Real	Real	Real	and
	Estate	Estate	Estate	Construction	Commercial	Consumer	Unallocated	Total

Three Months Ended March 31, 2016:
Beginning balance	$116	$26	$1,010	$77	$154	$151	$761	$2,295
Provision (credit) for loan losses	150	14	(1,706)	(2)	109	29	1,406	—
Charge-offs	—	—	—	—	—	(32)	—	(32)
Recoveries	—	—	1,808	6	—	3	—	1,817

Ending balance	$266	$40	$1,112	$81	$263	$151	$2,167	$4,080

Three Months Ended March 31, 2015:
Beginning balance	$65	$2	$1,589	$99	$22	$—	$467	$2,244
Provision (credit) for loan losses	5	19	90	7	47	(4)	(164)	—
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	4	—	4

Ending balance	$70	$21	$1,679	$106	$69	$—	$303	$2,248

At March 31, 2016:
Individually evaluated for impairment:
Recorded investment	$1,044	$—	$1,131	$—	$2,093	$—	$—	$4,268
Balance in allowance for loan losses	$—	$—	$358	$—	$10	$—	$—	$368

Collectively evaluated for impairment:
Recorded investment	$24,489	$4,214	$28,357	$5,232	$17,268	$2,924	$—	$82,484
Balance in allowance for loan losses	$266	$40	$754	$81	$253	$151	$2,167	$3,712

At December 31, 2015:
Individually evaluated for impairment:
Recorded investment	$1,071	$—	$2,147	$—	$2,126	$—	$—	$5,344
Balance in allowance for loan losses	$—	$—	$—	$—	$13	$—	$—	$13

Collectively evaluated for impairment:
Recorded investment	$14,953	$3,697	$26,882	$5,258	$25,565	$3,015	$—	$79,370
Balance in allowance for loan losses	$116	$26	$1,010	$77	$141	$151	$761	$2,282

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(3)	Loans, Continued. Residential Real Estate, Multi-Family Real Estate, Commercial Real Estate, Land and Construction. All loans are underwritten in accordance with policies set forth and approved by the Board of Directors (the “Board”), including repayment capacity and source, value of the underlying property, credit history and stability. Multi-family and commercial real estate loans are secured by the subject property and are underwritten based upon standards set forth in the policies approved by the Company’s Board. Such standards include, among other factors, loan to value limits, cash flow coverage and general creditworthiness of the obligors. Construction loans to borrowers finance the construction of owner occupied and leased properties. These loans are categorized as construction loans during the construction period, later converting to commercial or residential real estate loans after the construction is complete and amortization of the loan begins. Real estate development and construction loans are approved based on an analysis of the borrower and guarantor, the viability of the project and on an acceptable percentage of the appraised value of the property securing the loan. Real estate development and construction loan funds are disbursed periodically based on the percentage of construction completed. The Company carefully monitors these loans with on-site inspections and requires the receipt of lien waivers on funds advanced. Development and construction loans are typically secured by the properties under development or construction, and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely on the value of the underlying property, the Company considers the market conditions and feasibility of proposed projects, the financial condition and reputation of the borrower and guarantors, the amount of the borrower’s equity in the project, independent appraisals, cost estimates and pre-construction sales information. The Company also makes loans on occasion for the purchase of land for future development by the borrower. Land loans are extended for future development for either commercial or residential use by the borrower. The Company carefully analyzes the intended use of the property and the viability thereof.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(3)	Loans, Continued. The following summarizes the loan credit quality (in thousands):

		OLEM
		(Other
		Loans
		Especially	Sub-
	Pass	Mentioned)	standard	Doubtful	Loss	Total
At March 31, 2016:
Residential real estate	$24,489	$—	$1,044	$—	$—	$25,533
Multi-family real estate	4,214	—	—	—	—	4,214
Commercial real estate	27,793	564	1,131	—	—	29,488
Land and construction	5,186	46	—	—	—	5,232
Commercial	15,464	—	3,897	—	—	19,361
Consumer	2,924	—	—	—	—	2,924

Total	$80,070	$610	$6,072	$—	$—	$86,752

At December 31, 2015:
Residential real estate	$14,953	$—	$1,071	$—	$—	$16,024
Multi-family real estate	3,697	—	—	—	—	3,697
Commercial real estate	26,309	573	2,147	—	—	29,029
Land and construction	5,212	46	—	—	—	5,258
Commercial	23,711	—	3,980	—	—	27,691
Consumer	3,015	—	—	—	—	3,015

Total	$76,897	$619	$7,198	$—	$—	$84,714

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(3)	Loans, Continued. Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At March 31, 2016:
Residential real estate	$—	$—	$—	$—	$24,489	$1,044	$25,533
Multi-family real estate	—	—	—	—	4,214	—	4,214
Commercial real estate	—	—	—	—	28,357	1,131	29,488
Land and construction	—	—	—	—	5,232	—	5,232
Commercial	—	—	—	—	18,293	1,068	19,361
Consumer	—	—	32	32	2,892	—	2,924

Total	$—	$—	$32	$32	$83,477	$3,243	$86,752

At December 31, 2015:
Residential real estate	$—	$—	$—	$—	$14,953	$1,071	$16,024
Multi-family real estate	—	—	—	—	3,697	—	3,697
Commercial real estate	—	—	—	—	26,882	2,147	29,029
Land and construction	—	—	—	—	5,258	—	5,258
Commercial	—	—	—	—	26,606	1,085	27,691
Consumer	—	—	—	—	3,015	—	3,015

Total	$—	$—	$—	$—	$80,411	$4,303	$84,714

The following summarizes the amount of impaired loans (in thousands):

	At March 31, 2016			At December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Residential real estate	$1,044	$1,169	$—	$1,071	$1,196	$—
Commercial real estate	—	—	—	2,147	3,960	—
Commercial	1,068	1,310	—	1,085	1,326	—

With related allowance recorded:
Commercial real estate	$1,131	$1,131	358	—	—	—
Commercial	1,025	1,025	10	1,041	1,041	13

Total
Residential real estate	$1,044	$1,169	$—	$1,071	$1,196	$—
Commercial real estate	$1,131	$1,131	$358	$2,147	$3,960	$—
Commercial	$2,093	$2,335	$10	$2,126	$2,367	$13

Total	$4,268	$4,635	$368	$5,344	$7,523	$13

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(3)	Loans, Continued. The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	For the Period Ended March 31,			For the Period Ended March 31,
	2016			2015
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received

Residential real estate	$1,048	12	18	$5,622	$34	$84
Commercial real estate	$1,011	—	6	$4,066	$21	$63
Commercial	$2,089	13	30	$1,140	$—	$16

Total	$4,148	25	54	$10,828	$55	$163

No loans have been determined to be troubled debt restructurings during the three months ended March 31, 2016 or 2015.

(4)	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2016 of the regulatory capital requirements and the Bank’s capital on a percentage basis:

	Bank	Consent Order Regulatory Requirement

Tier I capital to total average assets	7.60%	8.00%

Tier I capital to risk-weighted assets	10.27%	N/A

Common equity Tier I capital to risk-weighted assets	10.27%	N/A

Total capital to risk-weighted assets	11.56%	12.00%

At March 31, 2016, the Bank is well-capitalized. As a result of the Consent Order discussed in Note 9, the Bank cannot be categorized higher than “adequately capitalized” until the Consent Order is lifted, even if its ratios were to exceed those required to be a “well capitalized” bank.

(5)	Loss Per Share. Basic loss per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. For 2016 and 2015 basic and diluted loss per share is the same due to the net loss incurred by the Company. Loss per common share have been computed based on the following (weighted-average number of common shares outstanding have been adjusted for the reverse stock split discussed in note 11):

	Three Months Ended March 31,
	2016	2015
Weighted-average number of common shares outstanding used to calculate basic and diluted loss per common share	963,673	946,337

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(6)	Stock-Based Compensation. On December 27, 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan (“2011 Plan”). A total of 105,000 shares (adjusted for the one-for-ten reverse stock split) have been reserved under this plan. Options, restricted stock, performance share awards and bonus share awards in lieu of obligations may be issued under the 2011 Plan. Both incentive stock options and nonqualified stock options can be granted under the 2011 Plan. The exercise price of the stock options cannot be less than the fair market value of the common stock on the date of grant. Options must be exercised within ten years of the date of grant.

As of March 31, 2016, only common stock has been issued as compensation to directors for services rendered under this plan. 48,681 and 23,157 shares of common stock (adjusted for one-for-ten reverse stock split) were issued for the periods ended March 31, 2016 and 2015, respectively. A total of $211,000 and $208,000 of compensation was recorded during 2016 and 2015 periods. At March 31, 2016 a total of 3,360 (adjusted for one-for-ten reverse stock split) shares remain available for grant. In May 2016, the Company increased the total number of shares available to be awarded from 105,000 shares to 210,000 shares.

(7)	Fair Value Measurements. Assets measured at fair value on a nonrecurring basis are as follows (in thousands):

						Losses
	Fair				Total	Recorded in
	Value	Level 1	Level 2	Level 3	Losses	Operations
At March 31, 2016:
Residential real estate	$410	$—	$—	$410	$125	$—
Commercial real estate	773	—	—	773	358	$358
Commercial	1,068	—	—	1,068	242	—

	$2,251	$—	$—	$2,251	$725	$358

Foreclosed real estate	$2,412	$—	$—	$2,412	$1,118	$—

At December 31, 2015:
Residential real estate	$423	$—	$—	$423	$125	$—
Commercial real estate	1,009	—	—	1,009	1,813	—
Commercial	1,085	—	—	1,085	242	—

	$2,517	$—	$—	$2,517	$2,180	$—

Foreclosed real estate	$4,029	$—	$—	$4,029	$1,403	$260

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(8)	Fair Value of Financial Instruments. The estimated fair values and fair value measurement method with respect to the Company’s financial instruments were as follows (in thousands):

	At March 31, 2016				At December 31, 2015
	Carrying Amount	Fair Value		Level	Carrying Amount	Fair Value		Level

Financial assets:
Cash and cash equivalents	$11,892	$11,892		1	$10,365	$10,365		1
Securities available for sale	24,054	24,054		2	25,749	25,749		2
Loans	83,322	83,426		3	82,573	82,429		3
Federal Home Loan Bank stock	1,135	1,135		3	966	966		3
Accrued interest receivable	442	442		3	462	462		3

Financial liabilities:
Deposit liabilities	92,542	92,825		3	97,571	97,837		3
Federal Home Loan Bank advances	23,750	23,777		3	20,000	20,000		3
Junior subordinated debenture	5,155	N/A	(1)	3	5,155	N/A	(1)	3
Off-balance sheet financial instruments	—	—		3	—	—		3

(1)	The Company is unable to determine value based on significant unobservable inputs required in the calculation. Refer to Note 10 for further information.

Discussion regarding the assumptions used to compute the estimated fair values of financial instruments can be found in Note 1 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(9)

Regulatory Matters, Continued.  As of March 31, 2016, the Bank is subject to a Consent Order issued by the Federal Deposit Insurance Corporation and the State of Florida Office of Financial Regulation (“OFR”), and accordingly is deemed to be “adequately capitalized” even if its capital ratios were to exceed those generally required to be a “well capitalized” bank. An institution must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following tables. The Bank’s actual capital amounts and percentages are also presented in the table (dollars in thousands):

The following table shows the Bank’s capital amounts and ratios and regulatory thresholds at March 31, 2016 and December 31, 2015 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions		Requirements of Consent Order
	Amount	%	Amount	%	Amount	%	Amount	%
As of March 31, 2016:
Total Capital to Risk-Weighted Assets	$10,387	11.56%	$7,185	8.00%	$8,982	10.00%	$10,778	12.00%
Tier I Capital to Risk-Weighted Assets	9,228	10.27	5,389	6.00	7,185	8.00	N/A	N/A
Common equity Tier I capital to Risk-Weighted Assets	9,228	10.27	4,042	4.50	5,838	6.50	N/A	N/A
Tier I Capital to Total Assets	9,228	7.60	4,856	4.00	6,070	5.00	9,712	8.00

As of December 31, 2015:
Total Capital to Risk-Weighted Assets	$10,319	11.40%	$7,240	8.0%	$9,050	10.0%	$10,860	12.0%
Tier I Capital to Risk-Weighted Assets	9,173	10.14	5,430	6.0	7,240	8.0	N/A	N/A
Common equity Tier I capital to Risk-Weighted Assets	9,173	10.14	4,073	4.50	5,883	6.50	N/A	N/A
Tier I Capital to Total Assets	9,173	7.59	4,836	4.0	6,045	5.0	9,672	8.0

Regulatory Matters – Company. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). On June 22, 2010, the Company entered into a written agreement with the Federal Reserve Bank of Atlanta (“Reserve Bank”) with respect to certain aspects of the operation and management of the Company (the “Written Agreement”). See Footnote 13 to the Consolidated Financial Statements included in the Company’s 2015 Form 10-K for a discussion of the Written Agreement.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(9)	Regulatory Matters – Bank. Effective April 16, 2010, the Bank consented to the issuance of a Consent Order by the FDIC and the OFR, also effective as of April 16, 2010. Effective February 28, 2014, the Consent Order was amended.

The Consent Order represents an agreement among the Bank, the FDIC and the OFR as to areas of the Bank’s operations that warrant improvement and presents a plan for making those improvements. The Consent Order imposes no fines or penalties on the Bank. The Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and the OFR. See Footnote 13 to the Consolidated Financial Statements included in the Company’s 2015 Form 10-K for a discussion of the Consent Order.

The Bank is in process of implementing comprehensive policies and plans to address all of the requirements of the Consent Order and has incorporated recommendations from the FDIC and OFR into these policies and plans. However, at March 31, 2016, the Bank was not in compliance with the minimum Tier 1 leverage capital ratio of 8% and a total risk-based capital ratio of 12%.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(10)	Junior Subordinated Debenture. On September 30, 2004, the Company issued a $5,155,000 junior subordinated debenture to an unconsolidated subsidiary. The debenture has a term of thirty years. The interest rate was fixed at 6.4% for the first five years, and thereafter, the coupon rate floats quarterly at the three-month LIBOR rate plus 2.45% (3.07% at March 31, 2016). The junior subordinated debenture, due in 2034, is redeemable in certain circumstances. The terms of the debenture agreement allow the Company to defer payments of interest on the debenture by extending the interest payment period at any time during the term of the debenture for up to twenty consecutive quarterly periods. During 2014 and 2013, the Company exercised its right to defer payment of interest on the debenture. Interest payments deferred as of March 31, 2016 totaled $1,001,000. The Company has deferred interest payments with respect to its junior subordinated debenture for the maximum allowable twenty consecutive quarterly payments. As discussed in note 9 the Company is not able to make these interest payments without the prior approval of the Federal Reserve Bank of Atlanta. Regulatory approval to pay accrued and unpaid interest has been denied. The holder of the Junior Subordinated Debenture can accelerate the $5,155,000 principal balance due at March 31, 2016 as a result of this default. A Director of the Company has offered to purchase the Debenture and this offer has been approved by certain equity owners of the Trust that holds the Debenture. The Director has also agreed to enter into a forbearance agreement with the Company with respect to payments due under the Debenture upon consummation of the Director’s purchase of the Debenture. Although the Director tendered the purchase price for the Debenture in 2014, the Trustee has received conflicting direction and therefore on December 11, 2014, the Trustee commenced an Action for Interpleader in the United States District Court for the Southern District of New York. On August 31, 2015, the court held that the Trustee could not sell the Debenture to the Director because certain conditions and requirements set forth in the indenture for the Trust had not been fulfilled. The Director has continued his efforts to acquire the Debenture. Based upon the underlying Debenture documents, to date the Trustee has not accelerated the outstanding balance of the Debenture. The Company continues to pursue mechanisms for paying the accrued interest, such as raising additional capital.

(11)	Reverse Common Stock Split. Effective January 11, 2016 each ten shares of the Company’s common stock were converted into one share of common stock. Loss per share for 2016 and 2015 has been adjusted to reflect the 1-for-10 reverse common stock split.

(12)	Loan Loss Recovery. On January 6, 2016, the Bank completed a sale of judgement on a credit that resulted in a $1.8 million recovery of previously charged-off amounts to the Allowance for Loan and Lease Losses (ALLL). This increases the balance of the ALLL to approximately $4.1 million. On February 12, 2016, pursuant to the terms and requirements of the Consent Order, Management submitted a written request to the FDIC for a partial reversal of the ALLL. As of this date, no response from the FDIC has been received.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto presented elsewhere in this report. For additional information, refer to the financial statements and footnotes for the year ended December 31, 2015 in the Annual Report on Form 10-K.

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

Capital Levels

Quantitative measures established by regulation and by the Consent Order to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. As of March 31, 2016, the Bank did not meet the minimum applicable capital adequacy requirements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

The Bank’s actual and required minimum capital ratios were as follows (in thousands):

Regulatory Capital Requirements

					Minimum
					To Be Well
					Capitalized Under
					Prompt
			For Capital		Corrective		Requirements of
	Actual		Adequacy Purposes		Action Provisions		Consent Order
	Amount	%	Amount	%	Amount	%	Amount	%
As of March 31, 2016:
Total Capital to Risk- Weighted Assets	$10,387	11.56%	$7,185	8.00%	$8,982	10.00%	$10,778	12.00%
Tier I Capital to Risk- Weighted Assets	9,228	10.27	5,389	6.00	7,185	8.00	N/A	N/A
Common equity Tier I capital to Risk-Weighted Assets	9,228	10.27	4,042	4.50	5,838	6.50	N/A	N/A
Tier I Capital to Total Assets	9,228	7.60	4,856	4.00	6,070	5.00	9,712	8.00

As of December 31, 2015:
Total Capital to Risk- Weighted Assets	$10,319	11.40%	$7,240	8.0%	$9,050	10.0%	$10,860	12.0%
Tier I Capital to Risk- Weighted Assets	9,173	10.14	5,430	6.0	7,240	8.0	N/A	N/A
Common equity Tier I capital to Risk-Weighted Assets	9,173	10.14	4,073	4.50	5,883	6.50	N/A	N/A
Tier I Capital to Total Assets	9,173	7.59	4,836	4.0	6,045	5.0	9,672	8.0

Financial Condition at March 31, 2016 and December 31, 2015

Overview

The Bank’s total assets decreased by $0.9 million to $126.6 million at March 31, 2016, from $127.5 million at December 31, 2015. Total stockholders’ equity increased $93,000 at March 31, 2016 from $3.0 at December 31, 2015, due to a $276,000 net loss, an unrealized OCI gain of $158,000 and $211,000 of common stock issued as compensation to directors for the three month period ended March 31, 2016.

The following table shows selected information for the periods ended or at the dates indicated:

	Three Months	Three Months	Year
	Ended	Ended	Ended
	March 31,	March 31,	December 31,
	2016	2015	2015

Average equity as a percentage of average assets	2.54%	2.41%	2.45%

Equity to total assets at end of period	2.42%	2.42%	2.33%

Return on average assets (1)	(0.91%)	(.58)%	(.13)%

Return on average equity (1)	(35.81%)	(24.02)%	(5.33)%

Noninterest expenses to average assets (1)	4.08%	3.61%	3.64%

____________________
(1) Annualized for the three months ended March 31, 2016 and 2015.

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

In addition to obtaining funds from depositors, we may borrow funds from other financial institutions. At March 31, 2016, the Bank had outstanding borrowings of $23.8 million, against its $31.7 million in established borrowing capacity with the FHLB. The Bank’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. In 2010, the Bank obtained an available discount window credit line with the Federal Reserve Bank, currently $700,000. The Federal Reserve Bank line is subject to collateral requirements and must be repaid within 90 days; each advance is subject to prior Federal Reserve Bank consent. The Bank also has a $2.5 million line of credit with SunTrust and $600,000 line of credit with Servis First Bank. We measure and monitor our liquidity daily and believe our liquidity sources are adequate to meet our operating needs.

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

The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. As of March 31, 2016, the Company had commitments to extend credit totaling $1.3 million.

Junior Subordinated Debenture

On September 30, 2004, the Company issued a $5,155,000 Junior Subordinated Debenture to an unconsolidated subsidiary. The debenture has a term of thirty years. The interest rate was fixed at 6.4% for the first five years, and thereafter, the coupon rate floats quarterly at the three-month LIBOR rate plus 2.45% (3.07% at March 31, 2016). The Junior Subordinated Debenture, due in 2034, is redeemable in certain circumstances. The terms of the debenture agreement allow the Company to defer payments of interest on the debenture by extending the interest payment period at any time during the term of the debenture for up to twenty consecutive quarterly periods. During 2014 and 2013, the Company exercised its right to defer payment of interest on the debenture. Interest payments deferred as of March 31, 2016 totaled $1,001,000. The Company has deferred interest payments with respect to its Junior Subordinated Debenture for the maximum allowable twenty consecutive quarterly payments. As discussed in note 9 the Company is not able to make these interest payments without the prior approval of the Federal Reserve Bank of Atlanta. Regulatory approval to pay accrued and unpaid interest has been denied. The holder of the Junior Subordinated Debenture can accelerate the $5,155,000 principal balance due at March 31, 2016 as a result of this default.

A Director of the Company has offered to purchase the Debenture and this offer has been approved by certain owners of the Trust that holds the Debenture. The Director has also agreed to enter into a forbearance agreement with the Company with respect to payments due under the Debenture upon consummation of the Director’s purchase of the Debenture. Although the Director tendered the purchase price for the Debenture in 2014, the Trustee has received conflicting direction and therefore on December 11, 2014, the Trustee commenced an Action for Interpleader in the United States District Court for the Southern District of New York. On August 31, 2015, the court held that the Trustee could not sell the Debenture to the Director because certain conditions and requirements set forth in the indenture for the Trust had not been fulfilled. The Director has continued his efforts to acquire the Debenture. The Company continues to pursue mechanisms for paying the accrued interest, such as raising additional capital.

In the event that the amounts due under the Debenture were accelerated, then the Trustee could undertake legal proceedings to obtain a judgment against the Company with respect to such amounts due under the Debenture. If this action were successful, then the Trustee could seek to effect a sale of the Bank in order to pay the amounts due under the Debenture.

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

	Three Months Ended March 31,
	2016			2015
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans	$82,358	1,020	4.95%	$79,094	$887	4.49%
Securities	23,963	126	2.10	27,963	162	2.32
Other (1)	10,743	23	0.86	1,849	18	3.89

Total interest-earning assets/interest income	117,064	1,169	3.99	108,906	1,067	3.92

Cash and due from banks	828			10,796
Premises and equipment	2,697			2,824
Other	808			3,332

Total assets	$121,397			$125,858

Interest-bearing liabilities:
Savings, NOW and money-market deposits	24,271	30	0.49	25,017	31	0.50
Time deposits	64,795	152	0.94	58,500	124	0.85
Borrowings (2)	18,706	74	1.58	27,939	57	0.82

Total interest-bearing liabilities/interest expense	107,772	256	.95	111,456	212	0.76

Noninterest-bearing demand deposits	3,501			9,155
Other liabilities	7,041			2,216
Stockholders’ equity	3,083			3,031

Total liabilities and stockholders’ equity	$121,397			$125,858

Net interest income		$913			$855

Interest rate spread (3)			3.04%			3.16%

Net interest margin (4)			3.12%			3.14%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.09%			0.98%

___________________

(1)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances and junior subordinated debenture.
(3)	Interest rate spread represents the difference between average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

Comparison of the Three-Month Periods Ended March 31, 2016 and 2015

General. Net loss for the three months ended March 31, 2016, was $(276,000) or $(0.29) per basic and diluted share compared to a net loss of ($182,000) or ($0.19) per basic and diluted share for the period ended March 31, 2015. This increase in the Company’s net loss was primarily due to a $53,000 decrease in noninterest income and a $99,000 increase in noninterest expense.

Interest Income. Interest income increased $0.1 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Interest Expense. Interest expense on deposits remained flat at $0.2 million for the three months ended March 31, 2016 compared to the prior period.

Provision for Loan Losses. There was no provision for losses during the 2016 or 2015 period. The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio at March 31, 2016. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $4.1 million or 4.70% of loans outstanding at March 31, 2016, compared to $2.3 million, or 2.71% of loans outstanding at December 31, 2015. The increase in the allowance for loan losses is due to a $1.8 million recovery (see Note 12 to the condensed consolidated financial statements).

Noninterest Income. Total noninterest income decreased to $47,000 for the three months ended March 31, 2016, from $100,000 for the three months ended March 31, 2015.

Noninterest Expenses. Total noninterest expenses increased to $1.2 million for the three months ended March 31, 2016 compared to $1.1 million for the three months ended March 31, 2015, primarily due to an increase of $59,000 in professional fees.

Item 4. Controls and Procedures

The Company’s management evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report, and, based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Non-Employee Director Share Issuances

On March 31, 2016, the Company agreed to issue 2,385 shares of its common stock to the Company’s non-employee directors under the Company’s 2011 Equity Incentive Plan and the Company’s Non-Employee Director Compensation Plan (the “Director Compensation Plan”) for attendance fees at board meetings of the Company during the first quarter of 2016. Under the Director Compensation Plan, which became effective on January 1, 2012, fees for attendance at board and committee meetings are payable 75% in shares of common stock and 25% in cash on a quarterly basis. The shares were issued at the price of $4.67, the fair market value of the shares on the date of issuance. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

During the quarter ended March 31, 2016, the Company agreed to issue 46,296 shares to Moishe Gubin under the Company’s 2011 Equity Incentive Plan as compensation for services as a director at the price of $4.32 per share, the fair market value of the shares on the date of issuance. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 3. Defaults on Senior Securities

Junior Subordinated Debenture

On September 30, 2004, the Company issued a $5,155,000 Junior Subordinated Debenture to an unconsolidated subsidiary. The debenture has a term of thirty years. The interest rate was fixed at 6.4% for the first five years, and thereafter, the coupon rate floats quarterly at the three-month LIBOR rate plus 2.45% (3.07% at March 31, 2016). The Junior Subordinated Debenture, due in 2034, is redeemable in certain circumstances. The terms of the debenture agreement allow the Company to defer payments of interest on the debenture by extending the interest payment period at any time during the term of the debenture for up to twenty consecutive quarterly periods. During 2014 and 2013, the Company exercised its right to defer payment of interest on the debenture. Interest payments deferred as of March 31, 2016 totaled $1,001,000. The Company has deferred interest payments with respect to its Junior Subordinated Debenture for the maximum allowable twenty consecutive quarterly payments. As discussed in note 9 the Company is not able to make these interest payments without the prior approval of the Federal Reserve Bank of Atlanta. Regulatory approval to pay accrued and unpaid interest has been denied. The holder of the Junior Subordinated Debenture can accelerate the $5,155,000 principal balance due at March 31, 2016 as a result of this default.

A Director of the Company has offered to purchase the Debenture and this offer has been approved by certain owners of the Trust that holds the Debenture. The Director has also agreed to enter into a forbearance agreement with the Company with respect to payments due under the Debenture upon consummation of the Director’s purchase of the Debenture. Although the Director tendered the purchase price for the Debenture in 2014, the Trustee has received conflicting direction and therefore on December 11, 2014, the Trustee commenced an Action for Interpleader in the United States District Court for the Southern District of New York. On August 31, 2015, the court held that the Trustee could not sell the Debenture to the Director because certain conditions and requirements set forth in the indenture for the Trust had not been fulfilled. The Director has continued his efforts to acquire the Debenture. The Company continues to pursue mechanisms for paying the accrued interest, such as raising additional capital.

In the event that the amounts due under the Debenture were accelerated, then the Trustee could undertake legal proceedings to obtain a judgment against the Company with respect to such amounts due under the Debenture. If this action were successful, then the Trustee could seek to effect a sale of the Bank in order to pay the amounts due under the Debenture.

Item 6. Exhibits

The exhibits contained in the Exhibit Index following the signature page are filed with or incorporated by reference into this report.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date:	May 13, 2016	By:	/s/ Joel Klein
Joel Klein,
Principal Executive Officer

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive and Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Principal Executive and Principal Financial Officer under 18 U.S.C. Section 1350

32.1	Certification of Principal Executive Officer

32.2	Certification of Chief Financial Officer

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

  EXHIBIT INDEX

Exhibit No.	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

