Form 10-Q
period 2016-06-30
OptimumBank Holdings, Inc.
filed 2016-08-15
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,143,916 shares of Common Stock, $.01 par value, issued and outstanding as of August 15, 2016.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

 (Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2016	2015
Assets:	(Unaudited)

Cash and due from banks	$13,240	$10,162
Interest-bearing deposits with banks	424	203
Total cash and cash equivalents	13,664	10,365
Securities available for sale	23,322	25,749
Loans, net of allowance for loan losses of $4,240 and $2,295	79,410	82,573
Federal Home Loan Bank stock	1,017	966
Premises and equipment, net	2,706	2,703
Foreclosed real estate, net	2,412	4,029
Accrued interest receivable	350	462
Other assets	767	631

Total assets	$123,648	$127,478
Liabilities and Stockholders’ Equity:

Liabilities:
Noninterest-bearing demand deposits	7,547	9,478
Savings, NOW and money-market deposits	22,777	24,034
Time deposits	61,817	64,059

Total deposits	92,141	97,571

Federal Home Loan Bank advances	20,500	20,000
Junior subordinated debenture	5,155	5,155
Advanced payment by borrowers for taxes and insurance	558	251
Official checks	205	130
Other liabilities	1,429	1,404

Total liabilities	119,988	124,511

Stockholders’ equity:
Preferred stock, no par value; 6,000,000 shares authorized, 7 shares issued and outstanding in 2016 and 4 shares issued and outstanding in 2015	—	—
Common stock, $.01 par value; 5,000,000 shares authorized, 1,143,916 shares issued and outstanding in 2016 and 50,000,000 shares authorized, 9,628,863 shares issued and outstanding in 2015	11	96
Additional paid-in capital	34,215	33,330
Accumulated deficit	(30,652)	(30,321)
Accumulated other comprehensive income (loss)	86	(138)

Total stockholders’ equity	3,660	2,967
Total liabilities and stockholders’ equity	$123,648	$127,478

See accompanying notes to condensed consolidated financial statements

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Interest income:
Loans	$1,054	$967	$2,074	$1,854
Securities	124	145	251	307
Other	27	20	50	38

Total interest income	1,205	1,132	2,375	2,199

Interest expense:
Deposits	186	162	368	316
Borrowings	95	59	170	116

Total interest expense	281	221	538	432

Net interest income	924	911	1,837	1,767

Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	924	911	1,837	1,767

Noninterest income:
Service charges and fees	22	14	41	30
Gain on sale of securities available for sale	17	—	45	32
Other	7	86	7	138

Total noninterest income	46	100	93	200

Noninterest expenses:
Salaries and employee benefits	487	475	955	941
Occupancy and equipment	108	122	235	247
Data processing	86	68	173	140
Professional fees	170	151	329	252
Insurance	25	29	52	59
Foreclosed real estate, net	8	27	36	46
Regulatory assessment	74	78	147	147
Other	66	55	334	311

Total noninterest expenses	1,024	1,005	2,261	2,143

Net (loss) earnings	$(54)	$6	$(331)	$(176)

Net (loss) earnings per share-
Basic and diluted	$(0.05)	$.01	$(0.33)	$(.19)

Dividends per share	$—	$—	$—	$—

See accompanying notes to condensed consolidated financial statements

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

 (In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net (loss) earnings	$(54)	$6	$(331)	$(176)
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale:
Unrealized gain (loss) arising during the period	126	(381)	407	(151)
Reclassification adjustment for realized gains on securities available for sale	(17)	—	(45)	(32)
Net change in unrealized gain (loss)	109	(381)	362	(183)
Deferred income taxes (benefit) on above change	43	(143)	138	(69)
Total other comprehensive income (loss)	66	(238)	224	(114)
Comprehensive income (loss)	$12	$(232)	$(107)	$(290)

See accompanying notes to condensed consolidated financial statements

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2016 and 2015

 (Dollars in thousands)

							Accumulated
							Other
					Additional		Comprehensive	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Income	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Equity

Balance at December 31, 2014	—	$—	9,305,236	$93	$32,961	$(30,158)	$83	$2,979

Proceeds from sale of preferred stock (unaudited)	2	—	—	—	50	—	—	50

Common stock issued as compensation to directors (unaudited)	—	—	240,443	2	215	—	—	217

Net loss for the six months ended June 30, 2015 (unaudited)	—	—	—	—	—	(176)	—	(176)

Net change in unrealized gain on securities available for sale (unaudited)	—	—	—	—	—	—	(114)	(114)

Balance at June 30, 2015 (unaudited)	2	$—	9,545,679	$95	$33,226	$(30,334)	$(31)	$2,956

Balance at December 31, 2015	4	$—	9,628,863	$96	$33,330	$(30,321)	$(138)	$2,967

Reverse common stock split (1-for-10) (unaudited)	—	—	(8,665,694)	(87)	87	—	—	—

Proceeds from sale of Preferred stock (unaudited)	3	—	—		75	—	—	75

Proceeds from sale of common stock (unaudited)	—	—	92,980	1	374	—	—	375

Common stock issued as compensation to directors (unaudited)	—	—	51,649	1	221	—	—	222

Common stock issued for services (unaudited)	—	—	36,118	—	128	—	—	128

Net loss for the six months ended June 30, 2016 (unaudited)	—	—	—	—	—	(331)	—	(331)

Net change in unrealized loss on securities available for sale, net of taxes (unaudited)	—	—	—	—	—	—	224	224

Balance at June 30, 2016 (unaudited)	7	$—	1,143,916	$11	$34,215	$(30,652)	$86	$3,660

See accompanying notes to condensed consolidated financial statements

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

 (In thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(331)	$(176)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	78	81
Gain on sale of securities available for sale	(45)	(32)
Net amortization of fees, premiums and discounts	115	140
Common stock issued as compensation to directors	222	217
Common stock issued as compensation for services	128	—
Increase in other assets	(136)	(284)
Decrease (increase) in accrued interest receivable	112	(10)
(Decrease) increase in official checks and other liabilities	(38)	644

Net cash provided by operating activities	105	580

Cash flows from investing activities:
Purchase of securities available for sale	(8,985)	(3,236)
Principal repayments of securities available for sale	1,891	2,225
Net decrease (increase) in loans	3,128	(6,861)
Proceeds from sale of securities available for sale	9,848	1,986
Purchase of premises and equipment	(81)	(10)
Proceeds from sale of foreclosed real estate, net	1,617	610
(Purchase) redemption of Federal Home Loan Bank stock	(51)	146

Net cash provided by (used in) investing activities	7,367	(5,140)

Cash flows from financing activities:
Net (decrease) increase in deposits	(5,430)	7,118
Net increase in advance payments by borrowers for taxes and insurance	307	382
Proceeds from sale of common stock	375	—
Proceeds from sale of preferred stock	75	50
Net Increase in FHLB Advances	500	—

Net cash (used in) provided by financing activities	(4,173)	7,550

Net increase in cash and cash equivalents	3,299	2,990

Cash and cash equivalents at beginning of the period	10,365	12,074

Cash and cash equivalents at end of the period	$13,664	$15,064

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

 (In thousands)

	Six Months Ended
	June 30,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$446	$356
Income Taxes	$—	$—
Noncash investing activity-
Change in accumulated other comprehensive income (loss), net change in unrealized gain (loss) on securities available for sale	$224	$(114)

See accompanying notes to condensed consolidated financial statements

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	General. OptimumBank Holdings, Inc. (the “Holding Company”) is a one-bank holding company and owns 100% of OptimumBank (the “Bank”), a Florida-chartered commercial bank. The Bank’s wholly-owned subsidiaries are OB Real Estate Management, LLC, OB Real Estate Holdings, LLC and OB Real Estate Holdings 1503, LLC, all of which were formed in 2009; OB Real Estate Holdings Northwood formed in 2011; OB Real Estate Holdings 1692 and OB Real Estate Holdings 1704 formed in 2012, OB Real Estate Holdings 1518, LLC and OB Real Estate Holding 1676 formed in 2015, collectively, (the “Real Estate Holding Subsidiaries”). The Holding Company’s only business is the operation of the Bank and its subsidiaries (collectively, the “Company”). The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of community banking services to individual and corporate customers through its three banking offices located in Broward County, Florida. OB Real Estate Management, LLC is primarily engaged in managing foreclosed real estate. This subsidiary had no activity in 2016 and 2015. All other subsidiaries are primarily engaged in holding and disposing of foreclosed real estate.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2016, the results of operations and comprehensive income (loss) for the three and six month periods ended June 30, 2016 and 2015 and cash flows for the six month periods ending June 30, 2016 and 2015. The results of operations for the three and six months ended June 30, 2016, are not necessarily indicative of the results to be expected for the full year.

Going Concern Status. The Company is in default with respect to its $5,155,000 Junior Subordinated Debenture (“Debenture”) due to its failure to make certain required interest payments under the Debenture. The Trustee of the Debenture (the “Trustee”) or the holders of the Debenture are entitled to accelerate the payment of the $5,155,000 principal balance plus accrued and unpaid interest totaling $1,047,700 at June 30, 2016. No adjustments to the accompanying consolidated financial statements have been made as a result of this uncertainty. Management’s plans with regard to this matter are as follows: A Director of the Company has offered to purchase the Debenture and this offer has been approved by certain equity owners of the Trust that holds the Debenture. The Director has also agreed to enter into a forbearance agreement with the Company with respect to payments due under the Debenture upon consummation of the Director’s purchase of the Debenture. Although the Director tendered the purchase price for the Debenture in 2014, the Trustee has received conflicting directions and therefore on December 11, 2014, the Trustee commenced an Action for Interpleader in the United States District Court for the Southern District of New York. On August 31, 2015, the court held that the Trustee could not sell the Debenture to the Director because certain conditions and requirements set forth in the indenture for the Trust had not been fulfilled. The Director has continued his efforts to acquire the Debenture. To date the Trustee has not accelerated the outstanding balance of the Debenture. The Company continues to pursue mechanisms for paying the accrued interest, such as raising additional capital.

Comprehensive Income (Loss). Generally accepted accounting principles generally require that recognized revenue, expenses, gains and losses be included in net earnings (loss). Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the condensed consolidated balance sheet, such items along with net earnings (loss), are components of comprehensive earnings (loss). The only component of other comprehensive income (loss) is the net change in the unrealized gain (loss) on the securities available for sale.

Income Taxes. The Company assessed its earnings history and trends and estimates of future earnings, and determined that the deferred tax asset could not be realized as of June 30, 2016. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

Recent Pronouncements. In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which is intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The ASU requires equity investments to be measured at fair value with changes in fair values recognized in net earnings, simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identity impairment and eliminates the requirement to disclose fair values, the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost. The ASU also clarifies that the Company should evaluate the need for a valuation allowance on a deferred tax asset related to available for-sale debt securities in combination with the Company’s other deferred tax assets. These amendments are effective for the Company beginning January 1, 2018. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In June 2016, FASB issued Accounting Standards Update (“ASU”) No. 2016-13 Financial Instruments-Credit Losses (Topic 326). The ASU improves financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by the Company. The ASU requires the Company to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. The Company will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

Reclassification. Certain amounts have been reclassified to conform to the 2016 financial statement presentation.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2)	Securities. Securities have been classified according to management’s intent. The carrying amount of securities and approximate fair values are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At June 30, 2016:
Securities Available for Sale-
Mortgage-backed securities	$4,910	$59	$0	$4,969
Collateralized mortgage obligations	18,275	100	(22)	18,353

Total	$23,185	$159	$(22)	$23,322

At December 31, 2015:
Securities Available for Sale-
Mortgage-backed securities	$10,107	$31	$(52)	$10,086
Collateralized mortgage obligations	15,223	21	(227)	15,017
SBA Pool Security	644	2	—	646

Total	$25,974	$54	$(279)	$25,749

Gross proceeds received with respect to the sale of securities available for sale were $9,848,000 and $1,986,000 during the six month periods ended June 30, 2016 and 2015, respectively. Gross gains of $45,000 and $32,000 were recognized in connection with these sales in 2016 and 2015, respectively.

Securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	At June 30, 2016
	Over Twelve Months		Less Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

Securities Available for Sale-
Collateralized mortgage obligations	$(9)	$1,189	$(13)	$1,168

	At December 31, 2015
	Over Twelve Months				Less Than Twelve Months
	Gross Unrealized Losses		Fair Value		Gross Unrealized Losses	Fair Value
Securities Available for Sale:
Mortgage-backed securities		$—		$—	$(52)	$5,526
Collateralized mortgage obligations		—		—	(227)	11,783
	$		$		$(279)	$17,309

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2)	Securities, Continued. At June 30, 2016, the unrealized losses on three investment securities were caused by market conditions. It is expected that the securities would not be settled at a price less than the book value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. A security is impaired if the fair value is less than its carrying value at the financial statement date. When a security is impaired, the Company determines whether this impairment is temporary or other-than-temporary. In estimating other-than-temporary impairment (“OTTI”) losses, management assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in operations. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in operations is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income (loss). Management utilizes cash flow models to segregate impairments to distinguish between impairment related to credit losses and impairment related to other factors. To assess for OTTI, management considers, among other things, (i) the severity and duration of the impairment; (ii) the ratings of the security; (iii) the overall transaction structure (the Company’s position within the structure, the aggregate, near-term financial performance of the underlying collateral, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, and discounted cash flows); and (iv) the timing and magnitude of a break in modeled cash flows.

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

The Company did not record any OTTI losses for securities available for sale.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans. The components of loans are as follows (in thousands):

	At June 30,	At December 31,
	2016	2015

Residential real estate	$24,993	$16,203
Multi-family real estate	4,111	3,697
Commercial real estate	33,910	34,771
Land and construction	4,129	5,258
Commercial	13,378	21,770
Consumer	2,539	3,015

Total loans	83,060	84,714

Add (deduct):
Net deferred loan fees, costs and premiums	590	154
Allowance for loan losses	(4,240)	(2,295)

Loans, net	$79,410	$82,573

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued. An analysis of the change in the allowance for loan losses follows (in thousands):

	Residential	Multi-Family	Commercial	Land
	Real	Real	Real	and
	Estate	Estate	Estate	Construction	Commercial	Consumer	Unallocated	Total

Three Months Ended June 30, 2016:
Beginning balance	$266	$40	$1,175	$81	$210	$151	$2,157	$4,080
Provision (credit) for loan losses	(4)	(1)	(404)	(23)	(10)	92	350	—
Charge-offs	—	—	—	—	—	(90)	—	(90)
Recoveries	—	—	241	6	—	3	—	250

Ending balance	$262	$39	$1,012	$64	$200	$156	$2,507	$4,240

Six Months Ended June 30, 2016:
Beginning balance	$116	$26	$1,085	$77	$120	$151	$720	$2,295
Provision (credit) for loan losses	146	13	(2,122)	(25)	80	121	1,787	—
Charge-offs	—	—	—	—	—	(122)	—	(122)
Recoveries	—	—	2,049	12	—	6	—	2,067

Ending balance	$262	$39	$1,012	$64	$200	$156	$2,507	$4,240

Three Months Ended June 30, 2015:
Beginning balance	$70	$21	$2,003	$106	$48	$—	$—	$2,248
Provision (credit) for loan losses	47	4	(595)	(72)	29	147	440	—
Charge-offs	(69)	—	—	—	—	—	—	(69)
Recoveries	—	—	—	—	—	—	—	—

Ending balance	$48	$25	$1,408	$34	$77	$147	$440	$2,179

Six Months Ended June 30, 2015:
Beginning balance	$66	$2	$1,794	$99	$17	$—	$266	$2,244
Provision (credit) for loan losses	51	23	(386)	(65)	60	143	174	—
Charge-offs	(69)	—	—	—	—	—	—	(69)
Recoveries	—	—	—	—	—	4	—	4

Ending balance	$48	$25	$1,408	$34	$77	$147	$440	$2,179

At June 30, 2016:
Individually evaluated for impairment:
Recorded investment	$1,276	$—	$2,142	$—	$—	$—	$—	$3,418
Balance in allowance for loan losses	$—	$—	$274	$—	$—	$—	$—	$274

Collectively evaluated for impairment:
Recorded investment	$23,717	$4,111	$31,768	$4,129	$13,378	$2,539	$—	$79,642
Balance in allowance for loan losses	$262	$39	$738	$64	$200	$156	$2,507	$3,966

At December 31, 2015:
Individually evaluated for impairment:
Recorded investment	$1,319	$—	$4,273	$—	$—	$—	$—	$5,592
Balance in allowance for loan losses	$—	$—	$13	$—	$—	$—	$—	$13

Collectively evaluated for impairment:
Recorded investment	$14,884	$3,697	$30,498	$5,258	$21,770	$3,015	$—	$79,122
Balance in allowance for loan losses	$116	$26	$1,072	$77	$120	$151	$720	$2,282

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued. Residential Real Estate, Multi-Family Real Estate, Commercial Real Estate, Land and Construction. All loans are underwritten in accordance with policies set forth and approved by the Board of Directors (the “Board”), including repayment capacity and source, value of the underlying property, credit history and stability. Multi-family and commercial real estate loans are secured by the subject property and are underwritten based upon standards set forth in the policies approved by the Company’s Board. Such standards include, among other factors, loan to value limits, cash flow coverage and general creditworthiness of the obligors. Construction loans to borrowers finance the construction of owner occupied and leased properties. These loans are categorized as construction loans during the construction period, later converting to commercial or residential real estate loans after the construction is complete and amortization of the loan begins. Real estate development and construction loans are approved based on an analysis of the borrower and guarantor, the viability of the project and on an acceptable percentage of the appraised value of the property securing the loan. Real estate development and construction loan funds are disbursed periodically based on the percentage of construction completed. The Company carefully monitors these loans with on-site inspections and requires the receipt of lien waivers on funds advanced. Development and construction loans are typically secured by the properties under development or construction, and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely on the value of the underlying property, the Company considers the market conditions and feasibility of proposed projects, the financial condition and reputation of the borrower and guarantors, the amount of the borrower’s equity in the project, independent appraisals, cost estimates and pre-construction sales information. The Company also makes loans on occasion for the purchase of land for future development by the borrower. Land loans are extended for future development for either commercial or residential use by the borrower. The Company carefully analyzes the intended use of the property and the viability thereof.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued. The following summarizes the loan credit quality (in thousands):

		OLEM
		(Other
		Loans
		Especially	Sub-
	Pass	Mentioned)	standard	Doubtful	Loss	Total
At June 30, 2016:
Residential real estate	$22,953	$1,011	$1,029	$—	$—	$24,993
Multi-family real estate	4,111	—	—	—	—	4,111
Commercial real estate	29,504	2,264	2,142	—	—	33,910
Land and construction	4,083	46	—	—	—	4,129
Commercial	13,378	—	—	—	—	13,378
Consumer	2,539	—	—	—	—	2,539

Total	$76,508	$3,321	$3,171	$—	$—	$83,060

At December 31, 2015:
Residential real estate	$15,132	$—	$1,071	$—	$—	$16,203
Multi-family real estate	3,697	—	—	—	—	3,697
Commercial real estate	29,925	573	4,273	—	—	34,771
Land and construction	5,212	46	—	—	—	5,258
Commercial	19,916	—	1,854	—	—	21,770
Consumer	3,015	—	—	—	—	3,015

Total	$76,897	$619	$7,198	$—	$—	$84,714

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued. Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At June 30, 2016:
Residential real estate	$—	$—	$—	$—	$23,964	$1,029	$24,993
Multi-family real estate	—	—	—	—	4,111	—	4,111
Commercial real estate	—	—	—	—	32,785	1,125	33,910
Land and construction	—	—	—	—	4,129	—	4,129
Commercial	—	—	—	—	13,378	—	13,378
Consumer	72	—	—	72	2,467	—	2,539

Total	$72	$—	$—	$72	$80,834	$2,154	$83,060

At December 31, 2015:
Residential real estate	$—	$—	$—	$—	$15,132	$1,071	$16,203
Multi-family real estate	—	—	—	—	3,697	—	3,697
Commercial real estate	—	—	—	—	31,539	3,232	34,771
Land and construction	—	—	—	—	5,258	—	5,258
Commercial	—	—	—	—	21,770	—	21,770
Consumer	—	—	—	—	3,015	—	3,015

Total	$—	$—	$—	$—	$80,411	$4,303	$84,714

The following summarizes the amount of impaired loans (in thousands):

	At June 30, 2016			At December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Residential real estate	$1,276	$1,904	$—	$1,319	$2,243	$—
Commercial real estate	1,018	1,018	—	3,232	6,584	—
Commercial	—	—	—	—	—	—

With related allowance recorded -
Commercial real estate	$1,124	$1,281	274	1,041	1,041	13

Total
Residential real estate	$1,276	$1,904	$—	$1,319	$2,243	$—
Commercial real estate	$2,142	$2,299	$274	$4,273	$7,625	$13

Total	$3,418	$4,203	$274	$5,592	$9,868	$13

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued. The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Three Months Ended June 30,
	2016			2015
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received

Residential real estate	$1,278	$23	$24	$5,937	$—	$35
Commercial real estate	$2,528	$35	$32	$3,997	$—	$36
Commercial	$—	$—	$—	$1,123	$—	$16

Total	$3,806	$58	$56	$11,057	$—	$87

	Six Months Ended June 30,
	2016			2015
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received

Residential real estate	$1,289	$32	$48	$5,780	$34	$118
Commercial real estate	$2,814	$48	$66	$4,032	$21	$98
Commercial	$—	$—	$—	$1,131	$—	$33

Total	$4,103	$80	$114	$10,943	$55	$249

No loans have been determined to be troubled debt restructurings during the six months ended June 30, 2016 or 2015.

(4)	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2016 of the regulatory capital requirements and the Bank’s capital on a percentage basis:

	Bank	Consent Order Regulatory Requirement

Tier I capital to total average assets	7.54%	8.00%

Tier I capital to risk-weighted assets	10.84%	N/A

Common equity Tier I capital to risk-weighted assets	10.84%	N/A

Total capital to risk-weighted assets	12.14%	12.00%

At June 30, 2016, the Bank is well-capitalized. As a result of the Consent Order discussed in Note 9, the Bank cannot be categorized higher than “adequately capitalized” until the Consent Order is lifted, even if its ratios were to exceed those required to be a “well capitalized” bank.

(5)	Earnings (Loss) Per Share. Basic earnings (loss) per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Earnings (loss) per common share have been computed based on the following (weighted-average number of common shares outstanding have been adjusted for the reverse stock split discussed in note 11):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted-average number of common shares outstanding used to calculate basic and diluted earnings (loss) per common share	1,046,268	953,691	1,004,719	950,034

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(6)	Stock-Based Compensation. On December 27, 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan (“2011 Plan”). In May 2016, the Company increased the total number of shares available to be awarded from 105,000 shares (adjusted for the one-for-ten reverse stock split) to 210,000 shares. Options, restricted stock, performance share awards and bonus share awards in lieu of obligations may be issued under the 2011 Plan. Both incentive stock options and nonqualified stock options can be granted under the 2011 Plan. The exercise price of the stock options cannot be less than the fair market value of the common stock on the date of grant. Options must be exercised within ten years of the date of grant.

As of June 30, 2016, only common stock has been issued as compensation to directors for services rendered under this plan. 51,649 and 24,044 shares of common stock (adjusted for one-for-ten reverse stock split) were issued for the periods ended June 30, 2016 and 2015, respectively. A total of $222,000 and $217,000 of compensation was recorded during the 2016 and 2015 periods. At June 30, 2016 a total of 105,392 (adjusted for one-for-ten reverse stock split) shares remain available for grant.

(7)	Fair Value Measurements. Assets measured at fair value on a nonrecurring basis are as follows (in thousands):

						Losses
	Fair				Total	Recorded in
	Value	Level 1	Level 2	Level 3	Losses	Operations
At June 30, 2016:
Residential real estate	$395	$—	$—	$395	$125	$—
Commercial real estate	850	—	—	850	274	$274

	$1,245	$—	$—	$1,245	$399	$274

Foreclosed real estate	$2,412	$—	$—	$2,412	$1,118	$—

At December 31, 2015:
Residential real estate	$423	$—	$—	$423	$125	$—
Commercial real estate	2,094	—	—	2,094	2,055	—

	$2,517	$—	$—	$2,517	$2,180	$—

Foreclosed real estate	$4,029	$—	$—	$4,029	$1,403	$260

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(8)	Fair Value of Financial Instruments. The estimated fair values and fair value measurement method with respect to the Company’s financial instruments were as follows (in thousands):

	At June 30, 2016				At December 31, 2015
	Carrying Amount	Fair Value		Level	Carrying Amount	Fair Value		Level
Financial assets:
Cash and cash equivalents	$13,664	$13,664		1	$10,365	$10,365		1
Securities available for sale	23,322	23,322		2	25,749	25,749		2
Loans	79,410	79,525		3	82,573	82,429		3
Federal Home Loan Bank stock	1,017	1,017		3	966	966		3
Accrued interest receivable	350	350		3	462	462		3

Financial liabilities:
Deposit liabilities	92,141	92,411		3	97,571	97,837		3
Federal Home Loan Bank advances	20,500	20,565		3	20,000	20,000		3
Junior subordinated debenture	5,155	N/A	(1)	3	5,155	N/A	(1)	3
Off-balance sheet financial instruments	—	—		3	—	—		3

(1)	The Company is unable to determine value based on significant unobservable inputs required in the calculation. Refer to Note 10 for further information.

Discussion regarding the assumptions used to compute the estimated fair values of financial instruments can be found in Note 1 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

(9)	Regulatory Matters. The Bank is subject to various regulatory capital requirements administered by the bank regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

Changes that could affect the Bank going forward include additional constraints on the inclusion of deferred tax assets in capital and increased risk weightings for nonperforming loans and acquisition/development loans in regulatory capital. Under the new regulations in the first quarter of 2015, the Bank elected an irreversible one-time opt-out to exclude accumulated other comprehensive income (loss) from regulatory capital.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(9)

Regulatory Matters, Continued.  As of June 30, 2016, the Bank is subject to a Consent Order issued by the Federal Deposit Insurance Corporation and the State of Florida Office of Financial Regulation (“OFR”), and accordingly is deemed to be “adequately capitalized” even if its capital ratios were to exceed those generally required to be a “well capitalized” bank. An institution must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following tables. The Bank’s actual capital amounts and percentages are also presented in the table (dollars in thousands):

The following table shows the Bank’s capital amounts and ratios and regulatory thresholds at June 30, 2016 and December 31, 2015 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions		Requirements of Consent Order
	Amount	%	Amount	%	Amount	%	Amount	%
As of June 30, 2016:
Total Capital to Risk-Weighted Assets	$10,438	12.14%	$6,881	8.0%	$8,601	10.0%	$10,321	12.0%
Tier I Capital to Risk-Weighted Assets	9,324	10.84	5,161	6.0	6,881	8.0	N/A	N/A
Common equity Tier I capital to Risk-Weighted Assets	9,324	10.84	3,870	4.5	5,591	6.5	N/A	N/A
Tier I Capital to Total Assets	9,324	7.54	4,949	4.0	6,186	5.0	9,898	8.0

As of December 31, 2015:
Total Capital to Risk-Weighted Assets	$10,319	11.40%	$7,240	8.0%	$9,050	10.0%	$10,860	12.0%
Tier I Capital to Risk-Weighted Assets	9,173	10.14	5,430	6.0	7,240	8.0	N/A	N/A
Common equity Tier I capital to Risk-Weighted Assets	9,173	10.14	4,073	4.5	5,883	6.5	N/A	N/A
Tier I Capital to Total Assets	9,173	7.59	4,836	4.0	6,045	5.0	9,672	8.0

Regulatory Enforecment Actions

Bank Consent Order. On April 16, 2010, the Bank agreed to the issuance of the Consent Order by the FDIC and the OFR (the “Consent Order”), which was amended on February 28, 2014. Under the Consent Order, the Bank is required to take certain measures to improve its capital position, reduce its level of problem assets, reduce its loan concentrations in certain portfolios, improve management practices and board supervision and assure that its reserve for loan losses is maintained at an appropriate level. The Consent Order requires the Bank to maintain a Tier 1 leverage ratio of at least 8% and a total risk-based capital ratio of 12%. At June 30, 2016, the Bank had a Tier 1 leverage ratio of 7.54%, and a total risk-based capital ratio of 12.14%.

See Footnote 13 to the Consolidated Financial Statements included in the Company’s 2015 Form 10-K for additional information concerning the requirements of the Consent Order.

During the second quarter of 2016, the Bank was notified by the FDIC and the OFR that the Bank had not complied with certain of the terms of the Consent Order, and that the Bank continues to exhibit weaknesses in its level of capital, loan quality, earnings, liquidity and sensitivity to market risks. The FDIC and OFR also noted issues related to the management of the Bank, including issues with capital adequacy, risk management, loan concentrations, operating deficits, compliance with the Consent Order, weaknesses in the Bank’s customer related due diligence, insider conflicts of interest and regulatory compliance. As a result, the FDIC and the OFR have indicated that they intend to pursue the implementation of a new consent order to address these issues.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

Management believes that the Bank has made substantial progress in improving its financial condition through a significant reduction in non-performing assets and the receipt of capital increases from investors since the date of the original Consent Order. The Bank is also seeking to address the other issues raised by the FDIC and the OFR, although the Bank has been hampered by difficulties in raising capital due to the default under the Debenture and the limits placed on the Company and the Bank under the Consent Order and the Written Agreement. Management intends to continue its efforts to meet all of the conditions of the Consent Order, the Written Agreement and any amended Consent Order that may become effective in the future.

Company Written Agreement with Reserve Bank. On June 22, 2010, the Company and the Reserve Bank entered into a Written Agreement with respect to certain aspects of the operation and management of the Company The Written Agreement prohibits, without the prior approval of the Reserve Bank, the payment of dividends, taking dividends or payments from the Bank, making any interest, principal or other distributions on trust preferred securities (including the Debenture), incurring, increasing or guaranteeing any debt, purchasing or redeeming any shares of stock, or appointing any new director or senior executive officer. Management believes that the Company is in substantial compliance with the requirements of the Written Agreement.

(10)	Junior Subordinated Debenture. On September 30, 2004, the Company issued a $5,155,000 junior subordinated debenture to an unconsolidated subsidiary (the “Debenture”). The Debenture has a term of thirty years. The interest rate was fixed at 6.4% for the first five years, and thereafter, the coupon rate floats quarterly at the three-month LIBOR rate plus 2.45% (3.08% at June 30, 2016). The Debenture is redeemable in certain circumstances. The terms of the Debenture allow the Company to defer payments of interest on the Debenture by extending the interest payment period at any time during the term of the Debenture for up to twenty consecutive quarterly periods. Beginning in 2010, the Company exercised its right to defer payment of interest on the Debenture. Interest payments deferred as of June 30, 2016 totaled $1,047,700. The Company has deferred interest payments with respect to the Debenture for the maximum allowable twenty consecutive quarterly payments. The holder of the Debenture can accelerate the $5,155,000 principal balance as a result of this default. Under the Written Agreement, the Company is not able to make these interest payments without the prior approval of the Federal Reserve Bank of Atlanta. Regulatory approval to pay accrued and unpaid interest has been denied.

A Director of the Company has offered to purchase the Debenture and this offer has been approved by certain equity owners of the Trust that holds the Debenture. The Director has also agreed to enter into a forbearance agreement with the Company with respect to payments due under the Debenture upon consummation of the Director’s purchase of the debenture. Although the Director tendered the purchase price for the Debenture in 2014, the Trustee has received conflicting directions and therefore on December 11, 2014, the Trustee commenced an Action for Interpleader in the United States District Court for the Southern District of New York. On August 31, 2015, the court held that the Trustee could not sell the Debenture to the Director because certain conditions and requirements set forth in the indenture for the Trust had not been fulfilled. The Director has continued his efforts to acquire the Debenture. To date the Trustee has not accelerated the outstanding balance of the debenture. The Company continues to pursue mechanisms for paying the accrued interest, such as raising additional capital.

(11)	Reverse Common Stock Split. Effective January 11, 2016 each ten shares of the Company’s common stock were converted into one share of common stock. (Loss) earnings per share for 2016 and 2015 has been adjusted to reflect the 1-for-10 reverse common stock split.

(12)	Loan Loss Recovery. On January 6, 2016, the Bank completed a sale of judgement on a defaulted credit that resulted in a $1.8 million recovery of previously charged-off amounts to the Allowance for Loan and Lease Losses (“ALLL”). This increases the balance of the ALLL to approximately $4.2 million. On February 12, 2016, and amended May 6, 2016, pursuant to the terms and requirements of the Consent Order, Management submitted a written request to the FDIC for a partial reversal of the ALLL. As of this date, no response from the FDIC has been received.

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

The following discussion and analysis should also be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve known and unknown risks and uncertainties, many of which are beyond the control of the Company, including adverse changes in economic, political and market conditions, losses from the Company’s lending activities and changes in market conditions, the possible loss of key personnel, the impact of increasing competition, the impact of changes in government regulation, the possibility of liabilities arising from violations of federal and state securities laws and the impact of changes in technology in the banking industry. Although the Company believes that its forward-looking statements are based upon reasonable assumptions regarding its business and future market conditions, there can be no assurances that the Company’s actual results will not differ materially from any results expressed or implied by the Company’s forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned that any forward-looking statements are not guarantees of future performance.

Regulatory Enforcement Actions

Bank Consent Order. On April 16, 2010, the Bank agreed to the issuance of the Consent Order by the FDIC and the OFR (the “Consent Order”), which was amended on February 28, 2014. Under the Consent Order, the Bank is required to take certain measures to improve its capital position, reduce its level of problem assets, reduce its loan concentrations in certain portfolios, improve management practices and board supervision and assure that its reserve for loan losses is maintained at an appropriate level. The Consent Order requires the Bank to maintain a Tier 1 leverage ratio of at least 8% and a total risk-based capital ratio of 12%. At June 30, 2016, the Bank had a Tier 1 leverage ratio of 7.54%, and a total risk-based capital ratio of 12.14%.

See Footnote 13 to the Consolidated Financial Statements included in the Company’s 2015 Form 10-K for additional information concerning the requirements of the Consent Order.

During the second quarter of 2016, the Bank was notified by the FDIC and the OFR that the Bank had not complied with certain of the terms of the Consent Order, and that the Bank continues to exhibit weaknesses in its level of capital, loan quality, earnings, liquidity and sensitivity to market risks. The FDIC and OFR also noted issues related to the management of the Bank, including issues with capital adequacy, risk management, loan concentrations, operating deficits, compliance with the Consent Order, weaknesses in the Bank’s customer related due diligence, insider conflicts of interest and regulatory compliance. As a result, the FDIC and the OFR have indicated that they intend to pursue the implementation of a new consent order to address these issues.

Management believes that the Bank has made substantial progress in improving its financial condition through a significant reduction in non-performing assets and the receipt of capital increases from investors since the date of the original Consent Order. The Bank is also seeking to address the other issues raised by the FDIC and the OFR, although the Bank has been hampered by difficulties in raising capital due to the default under the Debenture and the limits placed on the Company and the Bank under the Consent Order and the Written Agreement. Management intends to continue its efforts to meet all of the conditions of the Consent Order, the Written Agreement and any amended Consent Order that may become effective in the future.

Company Written Agreement with Reserve Bank. On June 22, 2010, the Company and the Reserve Bank entered into a Written Agreement with respect to certain aspects of the operation and management of the Company The Written Agreement prohibits, without the prior approval of the Reserve Bank, the payment of dividends, taking dividends or payments from the Bank, making any interest, principal or other distributions on trust preferred securities (including the Debenture), incurring, increasing or guaranteeing any debt, purchasing or redeeming any shares of stock, or appointing any new director or senior executive officer. Management believes that the Company is in substantial compliance with the requirements of the Written Agreement.

Capital Levels

Quantitative measures established by regulation and by the Consent Order to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. As of June 30, 2016, the Bank met the minimum applicable capital adequacy requirements for Total Capital to Risk – Weighted Assets, but did not meet the requirement for Tier I Capital to Total Assets.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

The Bank’s actual and required minimum capital ratios were as follows (in thousands):

Regulatory Capital Requirements

					Minimum
					To Be Well
					Capitalized Under
					Prompt
			For Capital		Corrective		Requirements of
	Actual		Adequacy Purposes		Action Provisions		Consent Order
	Amount	%	Amount	%	Amount	%	Amount	%
As of June 30, 2016:
Total Capital to Risk- Weighted Assets	$10,438	12.14%	$6,881	8.0%	$8,601	10.0%	$10,321	12.0%
Tier I Capital to Risk- Weighted Assets	9,324	10.84	5,161	6.0	6,881	8.0	N/A	N/A
Common equity Tier I capital to Risk-Weighted Assets	9,324	10.84	3,870	4.5	5,591	6.5	N/A	N/A
Tier I Capital to Total Assets	9,324	7.54	4,949	4.0	6,186	5.0	9,898	8.0

As of December 31, 2015:
Total Capital to Risk- Weighted Assets	$10,319	11.40%	$7,240	8.0%	$9,050	10.0%	$10,860	12.0%
Tier I Capital to Risk- Weighted Assets	9,173	10.14	5,430	6.0	7,240	8.0	N/A	N/A
Common equity Tier I capital to Risk-Weighted Assets	9,173	10.14	4,073	4.5	5,883	6.5	N/A	N/A
Tier I Capital to Total Assets	9,173	7.59	4,836	4.0	6,045	5.0	9,672	8.0

Financial Condition at June 30, 2016 and December 31, 2015

Overview

The Bank’s total assets decreased by $3.9 million to $123.6 million at June 30, 2016, from $127.5 million at December 31, 2015, primarily due to a reduction in total loans and total deposits. Total stockholders’ equity increased approximately $700,000 at June 30, 2016 from $2,956,000 at December 31, 2015 to $3,660,000. The increase was due to an unrealized OCI gain of $224,000, the issuance of $221,000 of common stock as compensation to directors and the sale of $449,000 in common and preferred stock to investors, which offset the net loss of $331,000 for the six months ended June 30, 2016.

The following table shows selected information for the periods ended or at the dates indicated:

	Six Months	Six Months	Year
	Ended	Ended	Ended
	June 30,	June 30,	December 31,
	2016	2015	2015

Average equity as a percentage of average assets	2.59%	2.40%	2.45%

Equity to total assets at end of period	2.96%	2.23%	2.33%

Return on average assets (1)	(0.54%)	(.28)%	(.13)%

Return on average equity (1)	(20.86%)	(11.55)%	(5.33)%

Noninterest expenses to average assets (1)	3.69%	3.37%	3.64%

(1) Annualized for the six months ended June 30, 2016 and 2015.

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

In addition to obtaining funds from depositors, we may borrow funds from other financial institutions. At June 30, 2016, the Bank had outstanding borrowings of $20.5 million, against its $31.7 million in established borrowing capacity with the FHLB. The Bank’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. In 2010, the Bank obtained an available discount window credit line with the Federal Reserve Bank, currently $765,800. The Federal Reserve Bank line is subject to collateral requirements and must be repaid within 90 days; each advance is subject to prior Federal Reserve Bank consent. The Bank also has a $2.5 million line of credit with SunTrust and $600,000 line of credit with Servis First Bank. We measure and monitor our liquidity daily and believe our liquidity sources are adequate to meet our operating needs.

In the past, the Company, on an unconsolidated basis, relied on dividends from the Bank to fund its operating expenses, primarily expenses of being publicly held, and to make interest payments on the Company’s junior subordinated debenture (the “Debenture”). Under the Consent Order, the Bank is currently unable to pay dividends to the Company without prior regulatory approval. Additionally, under the Written Agreement, the Company may not pay interest payments on the Debenture or dividends on the Company’s common stock, incur any additional indebtedness at the Company level, or redeem the Company’s common stock without the prior regulatory approval of the Federal Reserve Bank. Since January 2010, the Company has deferred interest payments on the Debenture, which has been in default since 2015. See “Junior Subordinated Debenture” below.

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

The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. As of June 30, 2016, the Company had commitments to extend credit totaling $2.2 million.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

Junior Subordinated Debenture

On September 30, 2004, the Company issued a $5,155,000 junior subordinated debenture to an unconsolidated subsidiary (the “Debenture”). The Debenture has a term of thirty years. The interest rate was fixed at 6.4% for the first five years, and thereafter, the coupon rate floats quarterly at the three-month LIBOR rate plus 2.45% (3.08% at June 30, 2016). The Debenture is redeemable in certain circumstances. The terms of the Debenture allow the Company to defer payments of interest on the Debenture by extending the interest payment period at any time during the term of the Debenture for up to twenty consecutive quarterly periods. Beginning in 2010, the Company exercised its right to defer payment of interest on the Debenture. Interest payments deferred as of June 30, 2016 totaled $1,047,700. The Company has deferred interest payments with respect to the Debenture for the maximum allowable twenty consecutive quarterly payments. The holder of the Debenture can accelerate the $5,155,000 principal balance as a result of this default. Under the Written Agreement, the Company is not able to make these interest payments without the prior approval of the Federal Reserve Bank of Atlanta. Regulatory approval to pay accrued and unpaid interest has been denied.

A Director of the Company has offered to purchase the Debenture and this offer has been approved by certain equity owners of the Trust that holds the Debenture. The Director has also agreed to enter into a forbearance agreement with the Company with respect to payments due under the Debenture upon consummation of the Director’s purchase of the debenture. Although the Director tendered the purchase price for the Debenture in 2014, the Trustee has received conflicting directions and therefore on December 11, 2014, the Trustee commenced an Action for Interpleader in the United States District Court for the Southern District of New York. On August 31, 2015, the court held that the Trustee could not sell the Debenture to the Director because certain conditions and requirements set forth in the indenture for the Trust had not been fulfilled. The Director has continued his efforts to acquire the Debenture. To date, the Trustee has not accelerated the outstanding balance of the debenture. The Company continues to pursue mechanisms for paying the accrued interest, such as raising additional capital.

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

	Three Months Ended June 30,
	2016			2015
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$85,141	$1,054	4.95%	$83,361	$967	4.64%
Securities	23,621	124	2.10	26,751	145	2.17
Other (1)	12,330	27	0.88	1,960	20	4.08

Total interest-earning assets/interest income	121,092	1,205	3.98	112,072	1,132	4.04

Cash and due from banks	846			6,729
Premise and equipment	2,689			2,792
Other	(905)			7,063

Total assets	$123,722			$128,656

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$23,925	30	.50	$25,080	31	0.49
Time deposits	62,744	156	.99	60,555	131	0.87
Borrowings (2)	27,575	95	1.38	28,159	59	0.84

Total interest-bearing liabilities/ interest expense	114,244	281	.98	113,794	221	0.78

Noninterest-bearing demand deposits	4,208			9,348
Other liabilities	2,006			2,450
Stockholders’ equity	3,264			3,064

Total liabilities and stockholders’ equity	$123,722			$128,656

Net interest income		$924			$911

Interest-rate spread (3)			3.00%			3.26%

Net interest margin (4)			3.05%			3.25%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.06			0.98

(1)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and junior subordinated debenture.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

	Six Months Ended June 30,
	2016			2015
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
			($ in thousands)
Interest-earning assets:
Loans	$83,750	$2,074	4.95%	$81,228	$1,854	4.56%
Securities	23,792	251	2.11	27,357	307	2.24
Other (1)	11,537	50	0.87	1,905	38	3.99

Total interest-earning assets/interest income	119,079	2,375	3.99	110,490	2,199	3.98

Cash and due from banks	876			8,763
Premise and equipment	2,693			2,808
Other	(88)			5,196

Total assets	$122,560			$127,257

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$23,873	60	.50	$25,049	62	0.50
Time deposits	63,770	308	.97	59,528	254	0.86
Borrowings (2)	25,718	170	1.31	28,049	116	0.83

Total interest-bearing liabilities/ interest expense	113,361	538	.95	112,626	432	0.77

Noninterest-bearing demand deposits	3,855			9,252
Other liabilities	2,170			2,333
Stockholders’ equity	3,174			3,048

Total liabilities and stockholders’ equity	$122,560			$127,257

Net interest income		$1,837			$1,767

Interest-rate spread (3)			3.04%			3.21%

Net interest margin (4)			3.09%			3.20%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.06			0.98

(1)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and junior subordinated debenture.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

Comparison of the Three-Month Periods Ended June 30, 2016 and 2015

General. Net loss for the three months ended June 30, 2016, was $(54,000) or $(0.05) per basic and diluted share compared to net earnings of $6,000 or $0.01 per basic and diluted share for the three months ended June 30, 2015. This decrease in net earnings was due to a combination a lower level of loan fees included in noninterest income and a higher professional fees and other non-interest expenses, which offset higher net interest income.

Interest Income. Interest income increased to $1.2 million for the three months ended June 30, 2016 from $1.1 million for the three months ended June 30, 2015 due primarily to an increase in interest earnings assets.

Interest Expense. Interest expense increased to $281,000 for the three months ended June 30, 2016 from $221,000 for the three months ended June 30, 2015, due to higher interest paid on deposits and borrowing during 2016.

Provision for Loan Losses. There was no provision for the three months ended June 30, 2016 or June 30, 2015. The provision for loan losses is charged to operations in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $4.2 million or 5.11% of loans outstanding at June 30, 2016, compared to $2.2 million, or 2.71% of loans outstanding at June 30, 2015. Management believes the balance in the allowance for loan losses at June 30, 2016 is adequate.

Noninterest Income. Total noninterest income decreased to $46,000 from $100,000 for the three months ended June 30, 2016, compared to the three months ended June 30, 2015. The decrease was due to nonrecurring loan fees recognized in 2015.

Noninterest Expenses. Total noninterest expenses remained at approximately $1.0 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

 Comparison of the Six-Month Periods Ended June 30, 2016 and 2015

General. Net loss for the six months ended June 30, 2016, was $(331,000) or $(0.33) loss per basic and diluted share compared to a net loss of $(176,000) or $(0.19) loss per basic and diluted share for the three months ended June 30, 2015. The increase in net loss was due to a combination of higher professional fees and other non-interest expenses and a lower level of loan fees included in noninterest income, which offset higher net interest income.

Interest Income. Interest income increased to $2,375,000 for the six months ended June 30, 2016 from $2,199,000 for the six months ended June 30, 2015, primarily due to an increase in interest earnings assets.

Interest Expense. Interest expense on deposits and borrowings increased $538,000 for the six months ended June 30, 2016 from $432,000 for the six months ended June 30, 2015. Interest expense increased primarily due to higher interest paid on deposits and borrowing during 2016.

Provision for Loan Losses. There was no provision for the six months ended June 30, 2016 or 2015. The provision for loan losses is charged to operations in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $4.2 million or 5.11% of loans outstanding at June 30, 2016, compared to $2.2 million, or 2.71% of loans outstanding at June 30, 2015. Management believes the balance in the allowance for loan losses at June 30, 2016 is adequate.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

Noninterest Income. Total noninterest income decreased to $93,000 from $200,000 for the six months ended June 30, 2016, compared to the six months ended June 30, 2015 primarily due to nonrecurring loan fees recognized in 2015.

Noninterest Expenses. Total noninterest expenses increased to $2,261,000 for the six months ended June 30, 2016 compared to $2,143,000 for the six months ended June 30, 2015, primarily due to increased professional fees.

Item 4. Controls and Procedures

The Company’s management evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report, and, based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Non-Employee Director Share Issuances

On June 30, 2016, the Company agreed to issue 2,968 shares of its common stock to the Company’s non-employee directors under the Company’s 2011 Equity Incentive Plan and the Company’s Non-Employee Director Compensation Plan (the “Director Compensation Plan”) for attendance fees at board meetings of the Company during the second quarter of 2016. Under the Director Compensation Plan, which became effective on January 1, 2012, fees for attendance at board and committee meetings are payable 75% in shares of common stock and 25% in cash on a quarterly basis. The shares were issued at the price of $3.75, the fair market value of the shares on the date of issuance. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Other Significant Share Issuance

During the quarter ended June 30, 2016, the Company agreed to issue 92,980 shares to an individual investor at the price of $4.04 per share, the fair market value of the shares agreed upon for the purchase. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

During the quarter ended June 30, 2016, the Company agreed to issue 36,118 shares as compensation for legal services at the price of $3.53 per share, at 85% of the 30-day weighted average market price of the shares on the date of issuance. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 3. Defaults on Senior Securities

Junior Subordinated Debenture

On September 30, 2004, the Company issued a $5,155,000 junior subordinated debenture to an unconsolidated subsidiary (the “Debenture”). The Debenture has a term of thirty years. The interest rate was fixed at 6.4% for the first five years, and thereafter, the coupon rate floats quarterly at the three-month LIBOR rate plus 2.45% (3.08% at June 30, 2016). The Debenture is redeemable in certain circumstances. The terms of the Debenture allow the Company to defer payments of interest on the Debenture by extending the interest payment period at any time during the term of the Debenture for up to twenty consecutive quarterly periods. Beginning in 2010, the Company exercised its right to defer payment of interest on the Debenture. Interest payments deferred as of June 30, 2016 totaled $1,047,700. The Company has deferred interest payments with respect to the Debenture for the maximum allowable twenty consecutive quarterly payments. The holder of the Debenture can accelerate the $5,155,000 principal balance as a result of this default. Under the Written Agreement, the Company is not able to make these interest payments without the prior approval of the Federal Reserve Bank of Atlanta. Regulatory approval to pay accrued and unpaid interest has been denied.

A Director of the Company has offered to purchase the Debenture and this offer has been approved by certain equity owners of the Trust that holds the Debenture. The Director has also agreed to enter into a forbearance agreement with the Company with respect to payments due under the Debenture upon consummation of the Director’s purchase of the debenture. Although the Director tendered the purchase price for the Debenture in 2014, the Trustee has received conflicting directions and therefore on December 11, 2014, the Trustee commenced an Action for Interpleader in the United States District Court for the Southern District of New York. On August 31, 2015, the court held that the Trustee could not sell the Debenture to the Director because certain conditions and requirements set forth in the indenture for the Trust had not been fulfilled. The Director has continued his efforts to acquire the Debenture. To date, the Trustee has not accelerated the outstanding balance of the debenture. The Company continues to pursue mechanisms for paying the accrued interest, such as raising additional capital.

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

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date:	August 15, 2016	By:	/s/ Timothy Terry
Timothy Terry,
Principal Executive Officer

		By:	/s/ James Odza
James Odza,
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