Form 10-Q
period 2016-09-30
OptimumBank Holdings, Inc.
filed 2016-11-14
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,099,826 shares of Common Stock, $.01 par value, issued and outstanding as of November 14, 2016.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

i

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
 (Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2016	2015
Assets:	(Unaudited)

Cash and due from banks	$11,337	$10,162
Interest-bearing deposits with banks	103	203
Total cash and cash equivalents	11,440	10,365
Securities available for sale	21,931	25,749
Loans, net of allowance for loan losses of $4,169 and $2,295	81,332	82,573
Federal Home Loan Bank stock	1,018	966
Premises and equipment, net	2,680	2,703
Foreclosed real estate, net	2,412	4,029
Accrued interest receivable	389	462
Other assets	519	631

Total assets	$121,721	$127,478
Liabilities and Stockholders’ Equity:

Liabilities:
Noninterest-bearing demand deposits	9,715	9,478
Savings, NOW and money-market deposits	22,943	24,034
Time deposits	57,650	64,059

Total deposits	90,308	97,571

Federal Home Loan Bank advances	20,500	20,000
Junior subordinated debenture	5,155	5,155
Advanced payment by borrowers for taxes and insurance	682	251
Official checks	159	130
Other liabilities	1,600	1,404

Total liabilities	118,404	124,511

Stockholders’ equity:
Preferred stock, no par value; 6,000,000 shares authorized, 7 shares issued and outstanding in 2016 and 4 shares issued and outstanding in 2015	—	—
Common stock, $.01 par value; 5,000,000 shares authorized, 1,099,826 shares issued and outstanding in 2016 and 50,000,000 shares authorized, 9,628,863 shares issued and outstanding in 2015	11	96
Additional paid-in capital	34,025	33,330
Accumulated deficit	(30,629)	(30,321)
Accumulated other comprehensive loss	(90)	(138)

Total stockholders’ equity	3,317	2,967
Total liabilities and stockholders’ equity	$121,721	$127,478

See accompanying notes to condensed consolidated financial statements

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Interest income:
Loans	$1,082	$974	$3,156	$2,828
Securities	117	148	367	455
Other	24	20	75	58

Total interest income	1,223	1,142	3,598	3,341

Interest expense:
Deposits	181	162	550	479
Borrowings	91	60	260	176

Total interest expense	272	222	810	655

Net interest income	951	920	2,788	2,686

Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	951	920	2,788	2,686

Noninterest income:
Service charges and fees	22	61	63	91
Gain on sale of securities available for sale	2	28	48	60
Other	7	83	14	221

Total noninterest income	31	172	125	372

Noninterest expenses:
Salaries and employee benefits	430	460	1,385	1,402
Occupancy and equipment	112	118	346	365
Data processing	77	84	250	224
Professional fees	151	171	480	423
Insurance	27	29	78	88
Foreclosed real estate, net	5	358	42	404
Regulatory assessment	74	78	221	225
Other	84	68	419	377

Total noninterest expenses	960	1,366	3,221	3,508

Earnings (loss) before tax benefit	22	(274)	(308)	(450)

Income tax benefit	—	(320)	—	(320)

Net earnings (loss)	$22	$46	$(308)	$(130)

Net earnings (loss) per share:
Basic and diluted	$.02	$.05	$(0.30)	$(.12)

Dividends per share	—	$—	—	$—

See accompanying notes to condensed consolidated financial statements

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
 (In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net earnings (loss)	$22	$46	(308)	$(130)

Other comprehensive (loss) income:
Unrealized (loss) gain on securities available for sale:
Unrealized (loss) gain arising during the period	(281)	206	129	53

Reclassification adjustment for realized gains on securities available for sale	(2)	(28)	(48)	(60)

Net change in unrealized (loss) gain	(283)	178	81	(7)

Deferred income taxes (benefit) on above change	(107)	67	33	(3)

Total other comprehensive (loss) income	(176)	111	48	(4)

Comprehensive (loss) income	$(154)	$157	$(260)	$(134)

See accompanying notes to condensed consolidated financial statements

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2016 and 2015

 (Dollars in thousands)

							Accumulated
							Other
					Additional		Comprehensive	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Income	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Equity
Balance at December 31, 2014	—	—	9,305,236	$93	$32,961	$(30,158)	$83	$2,979

Proceeds from sale of common stock (unaudited)	—	—	37,500	—	30	—	—	30

Proceeds from sale of preferred stock (unaudited)	3	—	—	—	75	—	—	75

Common stock issued as compensation to directors (unaudited)	—	—	251,123	2	227	—	—	229

Net loss for the nine months ended September 30, 2015 (unaudited)	—	—	—	—	—	(130)	—	(130)

Net change in unrealized gain on securities available for sale (unaudited)	—	—	—	—	—	—	(4)	(4)

Balance at September 30, 2015 (unaudited)	3	$—	9,593,859	$95	$33,293	$(30,288)	$79	$3,179

Balance at December 31, 2015	4	$—	9,628,863	$96	$33,330	$(30,321)	$(138)	$2,967

Reverse common stock split (1-for-10) (unaudited)	—	—	(8,665,694)	(87)	87	—	—	—

Proceeds from sale of Preferred stock (unaudited)	3	—	—	—	75	—	—	75

Proceeds from sale of common stock (unaudited)	—	—	92,980	1	374	—	—	375

Common stock issued as compensation to directors (unaudited)	—	—	53,855	1	231	—	—	232

Common stock issued for services (unaudited)	—	—	36,118	—	128	—	—	128

Reversal of common stock issued as compensation to directors (unaudited) (See Note 13)	—	—	(46,296)	—	(200)	—	—	(200)

Net loss for the nine months ended September 30, 2016 (unaudited)	—	—	—	—	—	(308)	—	(308)

Net change in unrealized loss on securities available for sale, net of taxes (unaudited)	—	—	—	—	—	—	48	48

Balance at September 30, 2016 (unaudited)	7	—	1,099,826	$11	$34,025	$(30,629)	$(90)	$3,317

See accompanying notes to condensed consolidated financial statements

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

 (In thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(308)	$(130)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	118	120
Gain on sale of securities available for sale	(48)	(60)
Common stock issued as compensation to directors	32	229
Common stock issued as compensation for services	128	—
Net amortization of fees, premiums and discounts	38	483
Decrease (increase) in other assets	79	(68)
Write-down of foreclosed real estate	—	280
Decrease (increase) in accrued interest receivable	73	(19)
Increase in official checks and other liabilities	225	1

Net cash provided by operating activities	337	836

Cash flows from investing activities:
Principal repayments and maturity of securities available for sale	3,074	3,462
Proceeds from sale of securities available for sale	18,028	8,255
Purchase of securities available for sale	(17,294)	(11,053)
Net decrease (increase) in loans	1,342	(1,221)
Purchase of premises and equipment	(95)	(23)
Proceeds from sale of foreclosed real estate, net	1,617	610
(Purchase) Redemption of Federal Home Loan Bank stock	(52)	359

Net cash provided by investing activities	6,620	389

Cash flows from financing activities:
Net (decrease) increase in deposits	(7,263)	1,201
Increase in advance payments by borrowers for taxes and insurance	431	415
Purchase (Repayment) of Federal Home Loan Bank advances, net	500	(6,740)
Proceeds from sale of common stock	375	30
Proceeds from sale of preferred stock	75	75

Net cash used in financing activities	(5,882)	(5,019)

Net increase (decrease) in cash and cash equivalents	1,075	(3,794)

Cash and cash equivalents at beginning of the period	10,365	12,074

Cash and cash equivalents at end of the period	$11,440	$8,280

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

 (In thousands)

	Nine Months Ended
	September 30,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$671	$537
Income Taxes	$—	$—
Noncash — Investing Activity
Change in accumulated other comprehensive income (loss), net change in unrealized (loss) gain on securities available for sale	$48	$(4)

See accompanying notes to condensed consolidated financial statements

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	General. OptimumBank Holdings, Inc. (the “Holding Company”) is a one-bank holding company and owns 100% of OptimumBank (the “Bank”), a Florida-chartered commercial bank. The Bank’s wholly-owned subsidiaries are OB Real Estate Management, LLC and OB Real Estate Holdings, LLC, both of which were formed in 2009; OB Real Estate Holdings 1692 and OB Real Estate Holdings 1704 formed in 2012, collectively, (the “Real Estate Holding Subsidiaries”). The Holding Company’s only business is the operation of the Bank and its subsidiaries (collectively, the “Company”). The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of community banking services to individual and corporate customers through its three banking offices located in Broward County, Florida. OB Real Estate Management, LLC is primarily engaged in managing foreclosed real estate. This subsidiary had no activity in 2016 and 2015. All other subsidiaries are primarily engaged in holding and disposing of foreclosed real estate.

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2016, the results of operations and comprehensive (loss) income for the three and nine month periods ended September 30, 2016 and 2015 and cash flows for the nine month periods ending September 30, 2016 and 2015. The results of operations for the three and nine months ended September 30, 2016, are not necessarily indicative of the results to be expected for the full year.

Going Concern Status. The Company is in default with respect to its $5,155,000 Junior Subordinated Debenture (“Debenture”) due to its failure to make certain required interest payments under the Debenture. The Trustee of the Debenture (the “Trustee”) or the holders of the Debenture are entitled to accelerate the payment of the $5,155,000 principal balance plus accrued and unpaid interest totaling $1,095,700 at September 30, 2016. No adjustments to the accompanying consolidated financial statements have been made as a result of this uncertainty. Management’s plans with regard to this matter are as follows: A Director of the Company has offered to purchase the Debenture and this offer has been approved by certain equity owners of the Trust that holds the Debenture. The Director has also agreed to enter into a forbearance agreement with the Company with respect to payments due under the Debenture upon consummation of the Director’s purchase of the Debenture. Although the Director tendered the purchase price for the Debenture in 2014, the Trustee has received conflicting directions and therefore on December 11, 2014, the Trustee commenced an Action for Interpleader in the United States District Court for the Southern District of New York (the “Interpleader Action”). On August 31, 2015, the court held that the Trustee could not sell the Debenture to the Director because certain conditions and requirements set forth in the indenture for the Trust had not been fulfilled. The Director has continued his efforts to acquire the Debenture. To date the Trustee has not accelerated the outstanding balance of the Debenture.

In March of 2016, the Trustee received a direction from certain equity owners of the Trust that hold the Debenture to Sell the Debenture to a Director of the Company. Based upon the receipt of other conflicting directions, on August 26, 2016, the Trustee commenced an action in a Minnesota State Court seeking directions from the Court. On September 14, 2016, a Notice of Removal was filed and the case was removed to the United States District Court for the District of Minnesota. On October 10, 2016, the Trustee and the various Interested Parties filed a Stipulation to Transfer Venue to the United States District Court for the Southern District of New York (the “Stipulation”). Based upon the Stipulation, on October 13, 2016, the Minnesota Federal Court entered its Order to Transfer Venue of the case to the United States District Court for the Southern District of New York. The parties are seeking to have this matter assigned to the same District Court Judge who was assigned the Interpleader Action. To date no scheduling order has been entered. The Company continues to pursue mechanisms for paying the accrued interest, such as raising additional capital.

Comprehensive (Loss) Income. Generally accepted accounting principles generally require that recognized revenue, expenses, gains and losses be included in net earnings (loss). Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the condensed consolidated balance sheet, such items along with net earnings (loss), are components of comprehensive (loss) earnings. The only component of other comprehensive (loss) income is the net change in the unrealized (loss) gain on the securities available for sale.

Income Taxes. The Company assessed its earnings history and trends and estimates of future earnings, and determined that the deferred tax asset could not be realized as of September 30, 2016. Accordingly, a valuation allowance was recorded against the net deferred tax asset.
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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2)	Securities. Securities have been classified according to management’s intent. The carrying amount of securities and approximate fair values are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At September 30, 2016:
Securities Available for Sale-
Mortgage-backed securities	$3,288	$50	$—	$3,338
Collateralized mortgage obligations	18,787	26	(220)	18,593

Total	$22,075	$76	$(220)	$21,931

At December 31, 2015:
Securities Available for Sale-
Mortgage-backed securities	$10,107	$31	$(52)	$10,086
Collateralized mortgage obligations	15,223	21	(227)	15,017
SBA Pool Security	644	2	—	646

Total	$25,974	$54	$(279)	$25,749

The following summarizes the sales of securities (in thousands):

	Nine Months Ended September 30
	2016	2015

Proceeds from sales of securities	$18,028	$8,255

Gross gains from sale of securities	66	87
Gross losses from sale of securities	(18)	(27)
Net gains from sales of securities	$48	$60

Securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	At September 30, 2016
	Over Twelve Months		Less Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

Securities Available for Sale-
Collateralized mortgage obligations	$(13)	$942	$(207)	$12,811

	At December 31, 2015
	Over Twelve Months		Less Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
Mortgage-backed securities	$—	$—	$(52)	$5,526
Collateralized mortgage obligations	—	—	(227)	11,783
	$—	$—	$(279)	$17,309

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2)	Securities, Continued. At September 30, 2016, the unrealized losses on eight investment securities were caused by market conditions. It is expected that the securities would not be settled at a price less than the book value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans. The components of loans are as follows (in thousands):

	At September 30,	At December 31,
	2016	2015

Residential real estate	$28,244	$16,203
Multi-family real estate	5,789	3,697
Commercial real estate	31,405	34,771
Land and construction	4,096	5,258
Commercial	13,327	21,770
Consumer	2,098	3,015

Total loans	84,959	84,714

Add (deduct):
Net deferred loan fees, costs and premiums	542	154
Allowance for loan losses	(4,169)	(2,295)

Loans, net	$81,332	$82,573

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued. An analysis of the change in the allowance for loan losses follows (in thousands):

	Residential	Multi- Family	Commercial	Land
	Real	Real	Real	and
	Estate	Estate	Estate	Construction	Commercial	Consumer	Unallocated	Total

Three Months Ended September 30, 2016:
Beginning balance	$262	$39	$1,012	$64	$200	$156	$2,507	$4,240
Provision (credit) for loan losses	58	19	89	(4)	48	75	(285)	—
Charge-offs	—	—	(14)	—	—	(72)	—	(86)
Recoveries	—	—	—	6	—	9	—	15

Ending balance	$320	$58	$1,087	$66	$248	$168	$2,222	$4,169

Nine Months Ended September 30, 2016:
Beginning balance	$116	$26	$1,085	$77	$120	$151	$720	$2,295
Provision (credit) for loan losses	204	32	(2,033)	(29)	128	196	1,502	—
Charge-offs	—	—	(14)	—	—	(195)	—	(209)
Recoveries	—	—	2,049	18	—	16	—	2,083

Ending balance	$320	58	1,087	66	248	168	2,222	4,169

Three Months Ended September 30, 2015:
Beginning balance	$48	$25	$1,408	$34	$77	$147	$440	$2,179
Provision (credit) for loan losses	181	(14)	(143)	14	(36)	19	(21)	—
Charge-offs	(195)	—	—	—	—	—	—	(195)
Recoveries	—	—	—	—	—	3	—	3

Ending balance	$34	$11	$1,265	$48	$41	$169	$419	$1,987

Nine Months Ended September 30, 2015:
Beginning balance	$66	$2	$1,794	$99	$17	$—	$266	$2,244
Provision (credit) for loan losses	235	9	(529)	(51)	24	159	153	—
Charge-offs	(267)	—	—	—	—	—	—	(267)
Recoveries	—	—	—	—	—	10	—	10

Ending balance	$34	$11	$1,265	$48	$41	$169	$419	$1,987

(continued)

	Residential	Multi- Family	Commercial	Land
	Real	Real	Real	and
	Estate	Estate	Estate	Construction	Commercial	Consumer	Unallocated	Total

At September 30, 2016:
Individually evaluated for impairment:
Recorded investment	$379	$—	$2,129	$—	$—	$—	$—	$2,508
Balance in allowance for loan losses	$—	$—	$374	$—	$—	$—	$—	$374

Collectively evaluated for impairment:
Recorded investment	$27,865	$5,789	$29,276	$4,096	$13,327	$2,098	$—	$82,451
Balance in allowance for loan losses	$320	$58	$713	$66	$248	$168	$2,222	$3,795

At December 31, 2015:
Individually evaluated for impairment:
Recorded investment	$1,319	$—	$4,273	$—	$—	$—	$—	$5,592
Balance in allowance for loan losses	$—	$—	$13	$—	$—	$—	$—	$13

Collectively evaluated for impairment:
Recorded investment	$14,884	$3,697	$30,498	$5,258	$21,770	$3,015	$—	$79,122
Balance in allowance for loan losses	$116	$26	$1,072	$77	$120	$151	$720	$2,282

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued. Residential Real Estate, Multi-Family Real Estate, Commercial Real Estate, Land and Construction. All loans are underwritten in accordance with policies set forth and approved by the Board of Directors (the “Board”), including repayment capacity and source, value of the underlying property, credit history and stability. Multi-family and commercial real estate loans are secured by the subject property and are underwritten based upon standards set forth in the policies approved by the Company’s Board. Such standards include, among other factors, loan to value limits, cash flow coverage and general creditworthiness of the obligors. Construction loans to borrowers finance the construction of owner occupied and leased properties. These loans are categorized as construction loans during the construction period, later converting to commercial or residential real estate loans after the construction is complete and amortization of the loan begins. Real estate development and construction loans are approved based on an analysis of the borrower and guarantor, the viability of the project and on an acceptable percentage of the appraised value of the property securing the loan. Real estate development and construction loan funds are disbursed periodically based on the percentage of construction completed. The Company carefully monitors these loans with on-site inspections and requires the receipt of lien waivers on funds advanced. Development and construction loans are typically secured by the properties under development or construction, and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely on the value of the underlying property, the Company considers the market conditions and feasibility of proposed projects, the financial condition and reputation of the borrower and guarantors, the amount of the borrower’s equity in the project, independent appraisals, cost estimates and pre-construction sales information. The Company also makes loans on occasion for the purchase of land for future development by the borrower. Land loans are extended for future development for either commercial or residential use by the borrower. The Company carefully analyzes the intended use of the property and the viability thereof.

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

Consumer. Consumer loans are extended for various purposes, including purchases of automobiles, recreational vehicles, and boats. Also offered are home improvement loans, lines of credit, personal loans, and deposit account collateralized loans. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Loans to consumers are extended after a credit evaluation, including the creditworthiness of the borrower(s), the purpose of the credit, and the secondary source of repayment. Consumer loans are made at fixed and variable interest rates. Risk is mitigated by the fact that the loans are of smaller individual amounts.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued. The following summarizes the loan credit quality (in thousands):

	Pass	OLEM (Other Loans Especially Mentioned)	Sub- standard	Doubtful	Loss	Total
At September 30, 2016:
Residential real estate	$26,226	$1,639	$379	$—	$—	$28,244
Multi-family real estate	5,789	—	—	—	—	5,789
Commercial real estate	27,000	1,187	3,218	—	—	31,405
Land and construction	4,050	46	—	—	—	4,096
Commercial	11,582	—	1,745	—	—	13,327
Consumer	2,098	—	—	—	—	2,098

Total	$76,745	$2,872	$5,342	$—	$—	$84,959

At December 31, 2015:
Residential real estate	$15,132	$—	$1,071	$—	$—	$16,203
Multi-family real estate	3,697	—	—	—	—	3,697
Commercial real estate	29,925	573	4,273	—	—	34,771
Land and construction	5,212	46	—	—	—	5,258
Commercial	19,916	—	1,854	—	—	21,770
Consumer	3,015	—	—	—	—	3,015

Total	$76,897	$619	$7,198	$—	$—	$84,714

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

Substandard – a Substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Included in this category are loans that are current on their payments, but the Bank is unable to document the source of repayment. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued. Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At September 30, 2016:
Residential real estate	$—	$—	$—	$—	$27,865	$379	$28,244
Multi-family real estate	—	—	—	—	5,789	—	5,789
Commercial real estate	—	—	—	—	30,287	1,118	31,405
Land and construction	—	—	—	—	4,096	—	4,096
Commercial	—	—	—	—	13,327	—	13,327
Consumer	—	—	—	—	2,098	—	2,098

Total	$—	$—	$—	$—	$83,462	$1,497	$84,959

At December 31, 2015:
Residential real estate	$—	$—	$—	$—	$15,132	$1,071	$16,203
Multi-family real estate	—	—	—	—	3,697	—	3,697
Commercial real estate	—	—	—	—	31,539	3,232	34,771
Land and construction	—	—	—	—	5,258	—	5,258
Commercial	—	—	—	—	21,770	—	21,770
Consumer	—	—	—	—	3,015	—	3,015

Total	$—	$—	$—	$—	$80,411	$4,303	$84,714

The following summarizes the amount of impaired loans (in thousands):

	At September 30, 2016			At December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Residential real estate	$379	$684	$—	$1,319	$2,243	$—
Commercial real estate	—	—	—	3,232	6,584	—

With related allowance recorded -
Commercial real estate	$2,129	$2,292	374	1,041	1,041	13

Total
Residential real estate	$379	$684	$—	$1,319	$2,243	$—
Commercial real estate	$2,129	$2,292	$374	$4,273	$7,625	$13

Total	$2,508	$2,976	$374	$5,592	$9,868	$13

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued. The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Three Months Ended September 30,
	2016			2015
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received

Residential real estate	$598	$3	$16	$4,532	$35	$58
Commercial real estate	$1,829	$16	$22	$4,898	$18	$65

Total	$2,427	$19	$38	$9,430	$53	$123

	Nine Months Ended September 30,
	2016			2015
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received

Residential real estate	$1,057	$36	$64	$5,367	$104	$211
Commercial real estate	$2,483	$63	$89	$5,074	$57	$215

Total	$3,540	$99	$153	$10,441	$161	$426

No loans have been determined to be troubled debt restructurings during the nine months ended September 30, 2016 or 2015.

(4)	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2016 of the regulatory capital requirements and the Bank’s capital on a percentage basis:

	Bank	Consent Order Regulatory Requirement

Tier I capital to total average assets	7.78%	8.00%

Tier I capital to risk-weighted assets	11.07%	N/A

Common equity Tier I capital to risk-weighted assets	11.07%	N/A

Total capital to risk-weighted assets	12.37%	12.00%

At September 30, 2016, the Bank is well-capitalized. As a result of the Consent Order discussed in Note 9, the Bank cannot be categorized higher than “adequately capitalized” until the Consent Order is lifted, even if its ratios were to exceed those required to be a “well capitalized” bank.

(continued)

(5)	Earnings (Loss) Per Share. Basic earnings (loss) per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Earnings (loss) per common share have been computed based on the following (weighted-average number of common shares outstanding have been adjusted for the reverse stock split discussed in note 11):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted-average number of common shares outstanding used to calculate basic and diluted earnings (loss) per common share	1,097,644	955,802	1,024,704	951,977

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(6)	Stock-Based Compensation. On December 27, 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan (“2011 Plan”). In May 2016, the Company increased the total number of shares available to be awarded from 105,000 shares (adjusted for the one-for-ten reverse stock split) to 210,000 shares. Options, restricted stock, performance share awards and bonus share awards in lieu of obligations may be issued under the 2011 Plan. Both incentive stock options and nonqualified stock options can be granted under the 2011 Plan. The exercise price of the stock options cannot be less than the fair market value of the common stock on the date of grant. Options must be exercised within ten years of the date of grant.

As of September 30, 2016, only common stock has been issued as compensation to directors for services rendered under this plan. 7,559 and 25,112 shares of common stock (adjusted for one-for-ten reverse stock split) were issued for the periods ended September 30, 2016 and 2015, respectively. A total of $32,000 and $229,000 of compensation was recorded during the 2016 and 2015 periods. At September 30, 2016 a total of 149,482 (adjusted for one-for-ten reverse stock split) shares remain available for grant.

(7)	Fair Value Measurements. Assets measured at fair value on a nonrecurring basis are as follows (in thousands):
						Losses
	Fair				Total	Recorded in
	Value	Level 1	Level 2	Level 3	Losses	Operations
At September 30, 2016:
Residential real estate	$379	$—	$—	$379	$125	$—
Commercial real estate	850	—	—	850	268	$268

	$1,229	$—	$—	$1,229	$393	$268

Foreclosed real estate	$2,412	$—	$—	$2,412	$1,118	$—

At December 31, 2015:
Residential real estate	$423	$—	$—	$423	$125	$—
Commercial real estate	2,094	—	—	2,094	2,055	—

	$2,517	$—	$—	$2,517	$2,180	$—

Foreclosed real estate	$4,029	$—	$—	$4,029	$1,403	$260

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(8)	Fair Value of Financial Instruments. The estimated fair values and fair value measurement method with respect to the Company’s financial instruments were as follows (in thousands):

	At September 30, 2016				At December 31, 2015
	Carrying Amount	Fair Value		Level	Carrying Amount	Fair Value		Level
Financial assets:
Cash and cash equivalents	$11,440	$11,440		1	$10,365	$10,365		1
Securities available for sale	21,931	21,931		2	25,749	25,749		2
Loans	81,332	81,419		3	82,573	82,429		3
Federal Home Loan Bank stock	1,018	1,018		3	966	966		3
Accrued interest receivable	389	389		3	462	462		3

Financial liabilities:
Deposit liabilities	90,308	90,647		3	97,571	97,837		3
Federal Home Loan Bank advances	20,500	20,544		3	20,000	20,000		3
Junior subordinated debenture	5,155	N/A	(1)	3	5,155	N/A	(1)	3
Off-balance sheet financial instruments	—	—		—	—	—		3

(1)	The Company is unable to determine value based on significant unobservable inputs required in the calculation. Refer to Note 10 for further information.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(9)

Regulatory Matters, Continued.  As of September 30, 2016, the Bank is subject to a Consent Order issued by the Federal Deposit Insurance Corporation and the State of Florida Office of Financial Regulation (“OFR”), and accordingly is deemed to be “adequately capitalized” even if its capital ratios were to exceed those generally required to be a “well capitalized” bank. An institution must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following tables. The Bank’s actual capital amounts and percentages are also presented in the table (dollars in thousands):

The following table shows the Bank’s capital amounts and ratios and regulatory thresholds at September 30, 2016 and December 31, 2015 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions		Requirements of Consent Order
	Amount	%	Amount	%	Amount	%	Amount	%
As of September 30, 2016:
Total Capital to Risk-Weighted Assets	$10,564	12.37%	$6,832	8.0%	$8,540	10.0%	$10,248	12.0%
Tier I Capital to Risk-Weighted Assets	9,458	11.07	5,124	6.0	6,832	8.0	N/A	N/A
Common equity Tier I capital to Risk-Weighted Assets	9,458	11.07	3,843	4.5	5,551	6.5	N/A	N/A
Tier I Capital to Total Assets	9,458	7.78	4,865	4.0	6,081	5.0	9,730	8.0

As of December 31, 2015:
Total Capital to Risk-Weighted Assets	$10,319	11.40%	$7,240	8.0%	$9,050	10.0%	$10,860	12.0%
Tier I Capital to Risk-Weighted Assets	9,173	10.14	5,430	6.0	7,240	8.0	N/A	N/A
Common equity Tier I capital to Risk-Weighted Assets	9,173	10.14	4,073	4.5	5,883	6.5	N/A	N/A
Tier I Capital to Total Assets	9,173	7.59	4,836	4.0	6,045	5.0	9,672	8.0

Regulatory Enforcement Actions

Bank Consent Order. On April 16, 2010, the Bank agreed to the issuance of the Consent Order by the FDIC and the OFR (the “Original Consent Order”), which was amended on February 28, 2014. Under the Original Consent Order, the Bank was required to take certain measures to improve its capital position, reduce its level of problem assets, reduce its loan concentrations in certain portfolios, improve management practices and board supervision and assure that its reserve for loan losses is maintained at an appropriate level. The Original Consent Order required the Bank to maintain a Tier 1 leverage ratio of at least 8% and a total risk-based capital ratio of 12%. At September 30, 2016, the Bank had a Tier 1 leverage ratio of 7.78%, and a total risk-based capital ratio of 12.37%.

See Footnote 13 to the Consolidated Financial Statements included in the Company’s 2015 Form 10-K for additional information concerning the requirements of the Original Consent Order.

During the second quarter of 2016, the Bank was notified by the FDIC and the OFR that the Bank had not complied with certain of the terms of the Original Consent Order, and that the Bank continues to exhibit weaknesses in its level of capital, loan quality, earnings, liquidity and sensitivity to market risks. The FDIC and OFR also noted issues related to the management of the Bank, including issues with capital adequacy, risk management, loan concentrations, operating deficits, compliance with the Original Consent Order, weaknesses in the Bank’s customer related due diligence, insider conflicts of interest and regulatory compliance.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

On November 2, 2016, at the request of the FDIC and the OFR, the Bank agreed to the entry of a new Consent Order to be issued by the FDIC and the OFR (the “New Order”). The New Order will become effective when issued by the FDIC and the OFR.

The New Order addresses many of the issues addressed in the Original Consent Order, as well as issues related to board supervision and composition, management composition, asset quality, lending practices, allowance for loan losses, asset growth, and compliance with the Bank Secrecy act and related regulations. The New Order will continue to restrict the ability of the Bank to pay dividends.

Management believes that the Bank has made substantial progress in improving its financial condition through a significant reduction in non-performing assets and the receipt of capital increases from investors since the date of the Original Consent Order. The Bank is also seeking to address the other issues raised by the FDIC and the OFR, although the Bank has been hampered by difficulties in raising capital due to the default under the Debenture and the limits placed on the Company and the Bank under the Original Consent Order and the Written Agreement. Management intends to continue its efforts to meet the conditions of the New Consent Order and the Written Agreement.

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

(10)	Junior Subordinated Debenture. On September 30, 2004, the Company issued a $5,155,000 junior subordinated debenture to an unconsolidated subsidiary (the “Debenture”). The Debenture has a term of thirty years. The interest rate was fixed at 6.4% for the first five years, and thereafter, the coupon rate floats quarterly at the three-month LIBOR rate plus 2.45% (3.13% at September 30, 2016). The Debenture is redeemable in certain circumstances. The terms of the Debenture allow the Company to defer payments of interest on the Debenture by extending the interest payment period at any time during the term of the Debenture for up to twenty consecutive quarterly periods. Beginning in 2010, the Company exercised its right to defer payment of interest on the Debenture. Interest payments deferred as of September 30, 2016 totaled $1,095,700. The Company has deferred interest payments with respect to the Debenture for the maximum allowable twenty consecutive quarterly payments. The holder of the Debenture can accelerate the $5,155,000 principal balance as a result of this default. Under the Written Agreement, the Company is not able to make these interest payments without the prior approval of the Federal Reserve Bank of Atlanta. Regulatory approval to pay accrued and unpaid interest has been denied.

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

In March of 2016, the Trustee received a direction from certain equity owners of the Trust that hold the Debenture to Sell the Debenture to a Director of the Company. Based upon the receipt of other conflicting directions, on August 26, 2016, the Trustee commenced an action in a Minnesota State Court seeking directions from the Court. On September 14, 2016, a Notice of Removal was filed and the case was removed to the United States District Court for the District of Minnesota. On October 10, 2016, the Trustee and the various Interested Parties filed a Stipulation to Transfer Venue to the United States District Court for the Southern District of New York (the “Stipulation”). Based upon the Stipulation, on October 13, 2016, the Minnesota Federal Court entered its Order to Transfer Venue of the case to the United States District Court for the Southern District of New York. The parties are seeking to have this matter assigned to the same District Court Judge who was assigned the Interpleader Action. To date no schedule order has been entered. The Company continues to pursue mechanisms for paying the accrued interest, such as raising additional capital.

(11)	Reverse Common Stock Split. Effective January 11, 2016 each ten shares of the Company’s common stock were converted into one share of common stock. Earnings (loss) per share for 2016 and 2015 has been adjusted to reflect the 1-for-10 reverse common stock split.

(12)	Loan Loss Recovery. On January 6, 2016, the Bank completed a sale of judgement on a defaulted credit that resulted in a $1.8 million recovery of previously charged-off amounts to the Allowance for Loan and Lease Losses (“ALLL”). This increases the balance of the ALLL to approximately $4.2 million. On February 12, 2016, and amended May 6, 2016, pursuant to the terms and requirements of the Consent Order, Management submitted a written request to the FDIC for a partial reversal of the ALLL. As of this date, no response from the FDIC has been received and management does not expect a response until the next safety and soundness examination which is expected to be performed in first and second quarters of 2017.

(13)	Reclassification. During the quarter ended March 31, 2016, the Company agreed to issue 46,296 shares to the Bank’s Chairman as compensation. The Company recorded compensation expense of $200,000 based on the fair market value of the shares at that time, and reflected the issuance of the shares as an increase in stockholders’ equity. The Bank’s Chairman has not yet taken delivery of the shares. As a result, during the quarter ended September 30, 2016, the Company determined to reclassify the transaction as a liability of the Company (rather than an increase in stockholders’ equity) until the issuance of the shares. The reclassification had no effect on the Company’s net income for the quarter ended March 31, 2016 or the quarter ended September 30, 2016.

(continued)

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

Regulatory Enforcement Actions

Bank Consent Order. On April 16, 2010, the Bank agreed to the issuance of the Consent Order by the FDIC and the OFR (the “Original Consent Order”), which was amended on February 28, 2014. Under the Original Consent Order, the Bank was required to take certain measures to improve its capital position, reduce its level of problem assets, reduce its loan concentrations in certain portfolios, improve management practices and board supervision and assure that its reserve for loan losses is maintained at an appropriate level. The Original Consent Order required the Bank to maintain a Tier 1 leverage ratio of at least 8% and a total risk-based capital ratio of 12%. At September 30, 2016, the Bank had a Tier 1 leverage ratio of 7.78%, and a total risk-based capital ratio of 12.37%.

See Footnote 13 to the Consolidated Financial Statements included in the Company’s 2015 Form 10-K for additional information concerning the requirements of the Original Consent Order.

During the second quarter of 2016, the Bank was notified by the FDIC and the OFR that the Bank had not complied with certain of the terms of the Original Consent Order, and that the Bank continues to exhibit weaknesses in its level of capital, loan quality, earnings, liquidity and sensitivity to market risks. The FDIC and OFR also noted issues related to the management of the Bank, including issues with capital adequacy, risk management, loan concentrations, operating deficits, compliance with the Original Consent Order, weaknesses in the Bank’s customer related due diligence, insider conflicts of interest and regulatory compliance.

On November 2, 2016, at the request of the FDIC and the OFR, the Bank agreed to the entry of a new Consent Order to be issued by the FDIC and the OFR (the “New Order”). The New Order will become effective when issued by the FDIC and the OFR.

The New Order addresses many of the issues addressed in the Original Consent Order, as well as issues related to board supervision and composition, management composition, asset quality, lending practices, allowance for loan losses, asset growth, and compliance with the Bank Secrecy act and related regulations. The New Order will continue to restrict the ability of the Bank to pay dividends.

Management believes that the Bank has made substantial progress in improving its financial condition through a significant reduction in non-performing assets and the receipt of capital increases from investors since the date of the Original Consent Order. The Bank is also seeking to address the other issues raised by the FDIC and the OFR, although the Bank has been hampered by difficulties in raising capital due to the default under the Debenture and the limits placed on the Company and the Bank under the Original Consent Order and the Written Agreement. Management intends to continue its efforts to meet the conditions of the New Consent Order and the Written Agreement.

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

Capital Levels

Quantitative measures established by regulation and by the Consent Order to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. As of September 30, 2016, the Bank met the minimum applicable capital adequacy requirements for Total Capital to Risk – Weighted Assets, but did not meet the requirement for Tier I Capital to Total Assets.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

The Bank’s actual and required minimum capital ratios were as follows (in thousands):

Regulatory Capital Requirements

					Minimum
					To Be Well
					Capitalized Under
					Prompt
			For Capital		Corrective		Requirements of
	Actual		Adequacy Purposes		Action Provisions		Consent Order
	Amount	%	Amount	%	Amount	%	Amount	%
As of September 30, 2016:
Total Capital to Risk- Weighted Assets	$10,564	12.37%	$6,832	8.0%	$8,540	10.0%	$10,248	12.0%
Tier I Capital to Risk- Weighted Assets	9,458	11.07	5,124	6.0	6,832	8.0	N/A	N/A
Common equity Tier I capital to Risk-Weighted Assets	9,458	11.07	3,843	4.5	5,551	6.5	N/A	N/A
Tier I Capital to Total Assets	9,458	7.78	4,865	4.0	6,081	5.0	9,730	8.0

As of December 31, 2015:
Total Capital to Risk- Weighted Assets	$10,319	11.40%	$7,240	8.0%	$9,050	10.0%	$10,860	12.0%
Tier I Capital to Risk- Weighted Assets	9,173	10.14	5,430	6.0	7,240	8.0	N/A	N/A
Common equity Tier I capital to Risk-Weighted Assets	9,173	10.14	4,073	4.5	5,883	6.5	N/A	N/A
Tier I Capital to Total Assets	9,173	7.59	4,836	4.0	6,045	5.0	9,672	8.0

Financial Condition at September 30, 2016 and December 31, 2015

Overview

The Bank’s total assets decreased by $5.8 million to $121.7 million at September 30, 2016, from $127.5 million at December 31, 2015, primarily due to a reduction in total loans and total deposits. Total stockholders’ equity increased approximately $350,000 at September 30, 2016 from $2,967,000 at December 31, 2015 to $3,317,000. The increase was due to an unrealized OCI gain of $48,000, the issuance of $32,000 of common stock as compensation to directors, the issuance of $128,000 of common stock for services, and the sale of $450,000 in common and preferred stock to investors, which offset the net loss of $308,000 for the nine months ended September 30, 2016.

The following table shows selected information for the periods ended or at the dates indicated:

	Nine Months	Nine Months	Year
	Ended	Ended	Ended
	September 30,	September 30,	December 31,
	2016	2015	2015

Average equity as a percentage of average assets	2.59%	2.41%	2.45%

Equity to total assets at end of period	2.73%	2.66%	2.33%

Return on average assets (1)	(0.34)%	(0.14)%	(0.13)%

Return on average equity (1)	(12.96)%	(5.69)%	(5.33)%

Noninterest expenses to average assets (1)	3.51%	3.70%	3.64%

(1) Annualized for the nine months ended September 30, 2016 and 2015.

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

In addition to obtaining funds from depositors, we may borrow funds from other financial institutions. At September 30, 2016, the Bank had outstanding borrowings of $20,500,000, against its $31,700,000 in established borrowing capacity with the FHLB. The Bank’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. In 2010, the Bank obtained an available discount window credit line with the Federal Reserve Bank, currently $788,200. The Federal Reserve Bank line is subject to collateral requirements and must be repaid within 90 days; each advance is subject to prior Federal Reserve Bank consent. The Bank also has a $2.5 million line of credit with SunTrust, $750,000 line of credit with Servis First Bank and a $2,500,000 line of credit with AloStar Bank. We measure and monitor our liquidity daily and believe our liquidity sources are adequate to meet our operating needs.

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

The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. As of September 30, 2016, the Company had commitments to extend credit totaling $1.2 million.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

Junior Subordinated Debenture

On September 30, 2004, the Company issued a $5,155,000 junior subordinated debenture to an unconsolidated subsidiary (the “Debenture”). The Debenture has a term of thirty years. The interest rate was fixed at 6.4% for the first five years, and thereafter, the coupon rate floats quarterly at the three-month LIBOR rate plus 2.45% (3.13% at September 30, 2016). The Debenture is redeemable in certain circumstances. The terms of the Debenture allow the Company to defer payments of interest on the Debenture by extending the interest payment period at any time during the term of the Debenture for up to twenty consecutive quarterly periods. Beginning in 2010, the Company exercised its right to defer payment of interest on the Debenture. Interest payments deferred as of September 30, 2016 totaled $1,095,700. The Company has deferred interest payments with respect to the Debenture for the maximum allowable twenty consecutive quarterly payments. The holder of the Debenture can accelerate the $5,155,000 principal balance as a result of this default. Under the Written Agreement, the Company is not able to make these interest payments without the prior approval of the Federal Reserve Bank of Atlanta. Regulatory approval to pay accrued and unpaid interest has been denied.

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

In March of 2016, the Trustee received a direction from certain equity owners of the Trust that hold the Debenture to Sell the Debenture to a Director of the Company. Based upon the receipt of other conflicting directions, on August 26, 2016, the Trustee commenced an action in a Minnesota State Court seeking directions from the court. On September 14, 2016, a Notice of removal was filed and the case was removed to the United States District Court for the District of Minnesota. On October 10, 2016, the Trustee and the various Interested Parties filed a Stipulation to Transfer Venue to the United States District Court for the Southern District of New York (the “Stipulation”). Based upon the Stipulation, on October 13, 2016, the Minnesota Federal Court entered its Order to Transfer Venue of the case to the United States District Court for the Southern District of New York. The parties are seeking to have this matter assigned to the same District Court Judge who was assigned the Interpleader Action. To date no schedule order has been entered. The Company continues to pursue mechanisms for paying the accrued interest, such as raising additional capital.

In the event the amounts due under the Debenture were accelerated, then the Trustee could undertake legal proceedings to obtain a judgment against the Company with respect to such amounts due under the Debenture. If this action were successful, then the Trustee could seek to affect a sale of the Bank to pay the amounts due under the Debenture.

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

	Three Months Ended September 30,
	2016			2015
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$85,020	$1,082	5.09%	$81,570	$974	4.78%
Securities	22,779	117	2.05	25,804	148	2.29
Other (1)	11,225	24	0.86	994	20	0.80

Total interest-earning assets/interest income	119,024	1,223	4.11	108,368	1,142	4.22

Cash and due from banks	910			10,242
Premise and equipment	2,696			2,768
Other	(1,005)			3,047

Total assets	$121,625			$124,425

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$22,960	29	0.51	$24,521	31	0.51
Time deposits	59,069	152	1.03	61,836	131	0.85
Borrowings (2)	25,663	91	1.42	20,331	60	1.81

Total interest-bearing liabilities/ interest expense	107,692	272	1.01	106,688	222	0.83

Noninterest-bearing demand deposits	8,039			7,219
Other liabilities	2,534			7,473
Stockholders’ equity	3,360			3,045

Total liabilities and stockholders’ equity	$121,625			$124,425

Net interest income		$951			$920

Interest-rate spread (3)			3.10%			3.39%

Net interest margin (4)			3.20%			3.40%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.11			1.02

(1)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and junior subordinated debenture.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

	Nine Months Ended September 30,
	2016			2015
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
			($ in thousands)
Interest-earning assets:
Loans	$84,173	$3,156	5.00%	$81,342	$2,828	4.64%
Securities	23,454	367	2.09	26,839	455	2.26
Other (1)	11,433	75	0.87	1,601	58	4.83

Total interest-earning assets/interest income	119,060	3,598	4.03	109,782	3,341	4.06

Cash and due from banks	887			9,256
Premise and equipment	2,694			2,795
Other	(393)			4,480

Total assets	$122,248			$126,313

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$23,719	89	0.50	$24,874	93	0.50
Time deposits	62,203	461	0.99	60,295	386	0.85
Borrowings (2)	25,700	260	1.35	25,476	176	0.92

Total interest-bearing liabilities/ interest expense	111,622	810	0.97	110,645	655	0.79

Noninterest-bearing demand deposits	5,249			8,574
Other liabilities	2,208			4,047
Stockholders’ equity	3,169			3,047

Total liabilities and stockholders’ equity	$122,248			$126,313

Net interest income		$2,788			$2,686

Interest-rate spread (3)			3.06%			3.27%

Net interest margin (4)			3.12%			3.26%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.07			0.99

(1)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and junior subordinated debenture.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

Comparison of the Three-Month Periods Ended September 30, 2016 and 2015

General. Net earnings for the three months ended September 30, 2016, was $22,000 or $0.02 per basic and diluted share compared to net earnings of $46,000 or $0.05 per basic and diluted share for the three months ended September 30, 2015. This decrease in net earnings was due to a combination of higher loan interest income, lower non-interest income and lower expenses associated with foreclosed real estate. During September 30, 2015, the bank recognized a reversal of previously recorded income tax expense.

Interest Income. Interest income increased to $1.2 million for the three months ended September 30, 2016 from $1.1 million for the three months ended September 30, 2015 due primarily to an increase in interest earnings assets.

Interest Expense. Interest expense increased to $272,000 for the three months ended September 30, 2016 from $222,000 for the three months ended September 30, 2015, due to higher interest paid on deposits and an increase in borrowing during 2016.

Provision for Loan Losses. There was no provision for the three months ended September 30, 2016 or September 30, 2015. The provision for loan losses is charged to operations in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $4.2 million or 4.91% of loans outstanding at September 30, 2016, compared to $2.3 million, or 2.71% of loans outstanding at September 30, 2015. See Note 12 to the Condensed Consolidated Financial Statements.

Noninterest Income. Total noninterest income decreased to $31,000 for the three months ended September 30, 2016, compared to $172,000 for the three months ended September 30, 2015. The decrease was due to nonrecurring loan fees recognized in 2015.

Noninterest Expenses. Total noninterest expenses decreased to $960,000 for the three months ended September 30, 2016 compared to $1.4 million for the three months ended September 30, 2015 as a result of lower expenses on foreclosed real estate.

Income Tax Benefit. The income tax benefit resulted from the favorable settlement of a dispute with the IRS related to certain of the Company’s Federal income tax returns.

Comparison of the Nine-Month Periods Ended September 30, 2016 and 2015

General. Net loss for the nine months ended September 30, 2016, was $(308,000) or $(0.30) loss per basic and diluted share compared to a net loss of $(130,000) or $(.12) loss per basic and diluted share for the nine months ended September 30, 2015. The increase in net loss was due to a combination of higher interest income, lower non-interest income and lower expenses associated with foreclosed real estate. During the nine months ended September 30, 2015, the bank recognized a reversal of previously recorded income tax expense.

Interest Income. Interest income increased to $3,599,000 for the nine months ended September 30, 2016 from $3,341,000 for the nine months ended September 30, 2015, primarily due to an increase in interest earnings assets.

Interest Expense. Interest expense on deposits and borrowings increased to $810,000 for the nine months ended September 30, 2016 from $655,000 for the nine months ended September 30, 2015. Interest expense increased primarily due to higher interest paid on deposits and borrowing during 2016.

Provision for Loan Losses. There was no provision for the nine months ended September 30, 2016 or 2015. The provision for loan losses is charged to operations in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $4.2 million or 4.91% of loans outstanding at September 30, 2016, compared to $2.3 million, or 2.71% of loans outstanding at September 30, 2015. See Note 12 to the Condensed Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

Noninterest Income. Total noninterest income decreased to $125,000 for the nine months ended September 30, 2016, compared to $372,000 for the nine months ended September 30, 2015 primarily due to nonrecurring loan fees recognized in 2015.

Noninterest Expenses. Total noninterest expenses decreased to $3,221,000 for the nine months ended September 30, 2016 compared to $3,508,000 for the nine months ended September 30, 2015, primarily due to reduction in expenses for foreclosed real estate.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Non-Employee Director Share Issuances

On September 30, 2016, the Company agreed to issue 2,206 shares of its common stock to the Company’s non-employee directors under the Company’s 2011 Equity Incentive Plan and the Company’s Non-Employee Director Compensation Plan (the “Director Compensation Plan”) for attendance fees at board meetings of the Company during the third quarter of 2016. Under the Director Compensation Plan, which became effective on January 1, 2012, fees for attendance at board and committee meetings are payable 75% in shares of common stock and 25% in cash on a quarterly basis. The shares were issued at the price of $4.75, the fair market value of the shares on the date of issuance. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

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

Item 3. Defaults on Senior Securities

Junior Subordinated Debenture

On September 30, 2004, the Company issued a $5,155,000 junior subordinated debenture to an unconsolidated subsidiary (the “Debenture”). The Debenture has a term of thirty years. The interest rate was fixed at 6.4% for the first five years, and thereafter, the coupon rate floats quarterly at the three-month LIBOR rate plus 2.45% (3.13% at September 30, 2016). The Debenture is redeemable in certain circumstances. The terms of the Debenture allow the Company to defer payments of interest on the Debenture by extending the interest payment period at any time during the term of the Debenture for up to twenty consecutive quarterly periods. Beginning in 2010, the Company exercised its right to defer payment of interest on the Debenture. Interest payments deferred as of September 30, 2016 totaled $1,095,700. The Company has deferred interest payments with respect to the Debenture for the maximum allowable twenty consecutive quarterly payments. The holder of the Debenture can accelerate the $5,155,000 principal balance as a result of this default. Under the Written Agreement, the Company is not able to make these interest payments without the prior approval of the Federal Reserve Bank of Atlanta. Regulatory approval to pay accrued and unpaid interest has been denied.

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

In March of 2016, the Trustee received a direction from certain equity owners of the Trust that hold the Debenture to Sell the Debenture to a Director of the Company. Based upon the receipt of other conflicting directions, on August 26, 2016, the Trustee commenced an action in a Minnesota State Court seeking directions from the court. On September 14, 2016, a Notice of removal was filed and the case was removed to the United States District Court for the District of Minnesota. On October 10, 2016, the Trustee and the various Interested Parties filed a Stipulation to Transfer Venue to the United States District Court for the Southern District of New York (the “Stipulation”). Based upon the Stipulation, on October 13, 2016, the Minnesota Federal Court entered its Order to Transfer Venue of the case to the United States District Court for the Southern District of New York. The parties are seeking to have this matter assigned to the same District Court Judge who was assigned the Interpleader Action. To date no schedule order has been entered. The Company continues to pursue mechanisms for paying the accrued interest, such as raising additional capital.

In the event the amounts due under the Debenture were accelerated, then the Trustee could undertake legal proceedings to obtain a judgment against the Company with respect to such amounts due under the Debenture. If this action were successful, then the Trustee could seek to affect a sale of the Bank to pay the amounts due under the Debenture.

Item 6. Exhibits

The exhibits contained in the Exhibit Index following the signature page are filed with or incorporated by reference into this report.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date:	November 14, 2016	By:	/s/ Timothy Terry
Timothy Terry,
Principal Executive Officer

		By:	/s/ James R. Odza
James R. Odza,
Principal Financial Officer

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive and Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Principal Executive and Principal Financial Officer under 18 U.S.C. Section 1350

32.1	Certification of Principal Executive Officer

32.2	Certification of Principal Financial Officer

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

EXHIBIT INDEX

Exhibit No.	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document