Form 10-K
period 2016-12-31
OptimumBank Holdings, Inc.
filed 2017-03-20
CIK 1288855

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐   No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (1,005,823 shares) on December 31, 2016, was approximately $4,778,000, computed by reference to the closing market price at $4.75 per share as of June 30, 2016. For purposes of this information, the outstanding shares of common stock owned by directors and executive officers of the registrant were deemed to be shares of common stock held by affiliates.

The number of shares of common stock, par value $0.01 per share, of the registrant outstanding as of March 20, 2017 was 1,103,447 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2017, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the issuer’s fiscal year end are incorporated by reference into Part III, Items 10 through 14, of this Annual Report on Form 10-K.

 i

PART I

Item 1.    Business

Forward-Looking Statements

We have made forward-looking statements in this Annual Report about the financial condition, results of operations, and business of our company. These statements are not historical facts and include expressions concerning the future that are subject to risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among other things, the following possibilities:

☐	general economic conditions, either nationally or regionally, that are less favorable than expected resulting in, among other things, a deterioration in credit quality and an increase in credit risk-related losses and expenses;

☐	changes in the interest rate environment that reduce margins;

☐	competitive pressure in the banking industry that increases significantly;

☐	changes that occur in the regulatory environment; and

☐	changes that occur in business conditions and the rate of inflation.

When used in this Annual Report, the words “believes,” “estimates,” “plans,” “expects,” “should,” “may,” “might,” “outlook,” and “anticipates,” as well as similar expressions, as they relate to OptimumBank Holdings, Inc., or its management, are intended to identify forward-looking statements.

General

OptimumBank Holdings, Inc. is a Florida corporation (the “Company”) formed in 2004 as a bank holding company for OptimumBank (the “Bank”). The Company’s only business is the ownership and operation of the Bank and the Bank’s subsidiaries. The Bank is a Florida state chartered bank established in 2000, with deposits insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of community banking services to individual and corporate customers through its three banking offices located in Broward County, Florida. The Bank has four wholly-owned subsidiaries primarily engaged in holding and disposing of foreclosed real estate and one subsidiary primarily engaged in managing foreclosed real estate.

The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). OptimumBank is subject to the supervision and regulation of the State of Florida Office of Financial Regulation (“OFR”) and the FDIC. OptimumBank is a member of the Federal Home Loan Bank of Atlanta.

At December 31, 2016, the Company had total assets of $119.7 million, net loans of $77.0 million, total deposits of $86.0 million and stockholders’ equity of $3.1 million. During 2016, the Company had a net loss of $396,000.

Recent Developments

Consent Order and Written Agreement.

On November 7, 2016, the Bank agreed to the issuance of a Consent Order by the FDIC and the OFR (the “Consent Order”), which requires the Bank to take certain measures to improve its safety and soundness. The Consent Order supersedes the prior consent order that became effective in 2010. Pursuant to the Consent Order, the Bank is required to take certain measures to improve its management, condition and operations, including actions to improve management practices and board supervision and independence, assure that its allowance for loan losses is maintained at an appropriate level and improve liquidity. The Consent Order requires the Bank to adopt and implement a compliance plan to address the Bank’s obligations under the Bank Secrecy Act (the “BSA”) and related obligations related to anti-money laundering. The Consent Order continues the requirement for the Bank to maintain a Tier 1 leverage ratio of at least 8% and a total risk-based capital ratio of 12% beginning 90 days from the issuance of the Consent Order. The Consent Order prohibits the payment of dividends by the Bank. The Company estimates that the cost of complying with the BSA components of the Consent Order will increase expenses in 2017 by approximately $190,000.

In addition to the Consent Order, the Company is party to a Written Agreement dated June 22, 2010, with the Federal Reserve Bank of Atlanta, which requires the Company to take certain measures to ensure the Bank complied with the prior consent order. Under the Written Agreement, the Company is subject to restrictions on paying interest on debt, or paying dividends or distributions of stock, including dividends on its common stock, as well as incurring additional debt or redeeming stock. Additional details on the Consent Order and the Written Agreement are contained in “Business-Supervision and Regulation- Consent Order- and -Written Agreement.”

At December 31, 2016, the Bank had a Tier 1 leverage ratio of 8.06%, and a total risk-based capital ratio of 12.79%. At December 31, 2016, the Bank in compliance with the Tier 1 leverage ratio and total risk-based capital ratio requirement of the Consent Order. Additional information on the Bank’s capital adequacy is contained in “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Going Concern Status

The Company is in default with respect to its $5,155,000 Junior Subordinated Debenture (“Debenture”) due to its failure to make certain required interest payments under the Debenture. The Trustee of the Debenture (the “Trustee”) or the holders of the Debenture are entitled to accelerate the payment of the $5,155,000 principal balance plus accrued and unpaid interest totaling $1,147,636 at December 31, 2016. To date the Trustee has not accelerated the outstanding balance of the Debenture. No adjustments to the accompanying consolidated financial statements have been made as a result of this uncertainty.

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

In March 2016, the Trustee received a direction from certain debt holders of the Trust that holds the Debenture to sell the Debenture to a Director of the Company. Based upon the receipt of conflicting directions from other equity owners of the Trust, in August 2016, the Trustee commenced an action in a Minnesota State Court seeking directions from the Court. The case was subsequently transferred to United States District Court for the Southern District of New York, where the case is currently pending. The Company continues to pursue mechanisms for paying the accrued interest, such as raising additional capital.

Brokered Deposits

Under the terms of the Consent Order, the Bank is not permitted to solicit brokered deposits. In March 2017, the FDIC notified the Bank that it considers a significant portion of the Bank’s certificates of deposit to be brokered deposits due to the rates paid on such deposits, even though such deposits were not obtained through any deposit brokers. The Bank has requested a waiver of the prohibition on brokered deposits from the FDIC. If this waiver is not granted, then the Bank would not be able to accept, renew or rollover the existing certificates of deposit that are viewed as brokered deposits, which would likely have an adverse effect on the Bank’s liquidity.

Banking Products

The Bank’s revenues are primarily derived from interest on, and fees received in connection with, real estate and other loans, and from interest from securities and short-term investments. The principal sources of funds for the Bank’s lending activities are deposits, borrowings, repayment of loans, and the repayment, or maturity of investment securities. The Bank’s principal expenses are the interest paid on deposits, and operating and general administrative expenses.

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

The operating and business strategies emphasize the following:

●      Local management and local decision making resulting in rapid, personalized customer service, rapid credit decisions and expedited closings;

●     Maintaining a presence in Broward County through a branch network. Currently, the Bank has three branch banking offices in Broward County;

●     Real estate, commercial and consumer lending activities by originating fixed and adjustable rate commercial mortgage loans, commercial loans, and consumer loans for Bank customers;

●    Maintaining high credit quality through strict underwriting criteria through the Bank’s knowledge of the real estate values and borrowers in its market area;

●    Personalized products and service by striving to provide innovative financial products, high service levels and to maintain strong customer relationships. The Bank seeks customers who prefer to conduct business with a locally managed institution.

The Bank’s management is focusing its efforts on a long-term strategy with the following objectives:

●    Stabilize the Loan Portfolio- Management devotes significant resources to the identification and workout of problem loans and has been successful in reducing same.

●     Increase and Diversify Loan Originations- Management is focused on increasing its loan production to add more interest bearing assets and interest income to its asset base and has increased same. In addition, management is diversifying its loan originations and portfolio to include commercial and consumer loans, in addition to residential and commercial real estate loans.

●     Lower the Cost of Deposits- Management is focused on changing the Bank’s deposit mix by replacing higher cost interest bearing time deposits with non-interest bearing demand deposits, which has occurred.

●     Increase Capital Ratios- Management continues to seek additional sources of capital to increase the Bank’s capital ratios, allow the Bank to grow, implement its business plan and to improve profitability.

Lending Activities

The Bank offers real estate, commercial and consumer loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in its market area. The Bank’s market area consists of the tri-county area of Broward, Miami-Dade and Palm Beach counties. The Bank’s net loans at December 31, 2016 were $77.0 million, or 64.3% of total assets. The interest rates charged on loans varied with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. The Bank has no foreign loans.

The Bank’s loan portfolio is concentrated in two major areas: residential and commercial real estate loans. As of December 31, 2016, 84.66% of the loan portfolio consisted of loans secured by mortgages on real estate, of which approximately 33.97% of the total loan portfolio was secured by one-to-four family residential properties. The real estate loans are located primarily in the tri-county market area.

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

Deposit Activities

Deposits are the major source of the Bank’s funds for lending and other investment activities. The Bank considers the majority of its regular savings, demand, NOW, money market deposit accounts and CD’s under $100,000 to be core deposits. These accounts comprised approximately 68.03% of the Bank’s total deposits at December 31, 2016. Approximately 65.95% of the deposits at December 31, 2016 were certificates of deposit. Generally, the Bank attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 and over made up approximately 40.52% of the Bank’s total deposits at December 31, 2016. Although these large deposits are not traditionally considered core deposits, the majority of these deposits have served as a stable source of funds for the Bank.

Under the terms of the Consent Order, the Bank is not permitted to solicit brokered deposits. In March 2017, the FDIC notified the Bank that it considers a significant portion of the Bank’s certificates of deposit to be brokered deposits because the rates paid on such deposits, even though such deposits were not obtained through any deposit brokers. See “Business-Recent Developments – Brokered Deposits.”

Investments

The Bank’s investment securities portfolio was approximately $20.2 million and $25.7 million at December 31, 2016 and 2015, respectively, representing 16.9% and 20.2% of its total assets. At December 31, 2016, 100% of this portfolio was invested in asset-backed securities. Mortgage backed securities generally have a shorter life than the stated maturity. The Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at minimal risk levels while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits.

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

OptimumBank has established a correspondent relationship with Federal Reserve Bank. The Bank pays for such services in cash as opposed to keeping compensating balances. The Bank also sells loan participations to other banks with respect to loans which exceed its lending limit.

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

Employees

As of December 31, 2016, the Bank had 16 full-time employees, including executive officers. These employees are not represented by a collective bargaining unit. The Bank considers its relations with its employees good.

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

Changes that could affect the Bank going forward include additional constraints on the inclusion of deferred tax assets in capital and increased risk weightings for nonperforming loans and acquisition/development loans in regulatory capital. Beginning on January 1, 2016, the Bank became subject to the capital conservation buffer rules which places limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers. In order to avoid these limitations, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. As of December 31, 2016, the Bank’s capital conservation buffer exceeds the minimum requirements of 0.625% for 2016. The required buffer is to be phased in over three years.  Under the new regulations in the first quarter of 2015, the Bank elected an irreversible one-time opt-out to exclude accumulated other comprehensive loss from regulatory capital.

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

The following table shows the Bank’s capital amounts and ratios and regulatory thresholds at December 31, 2016 and December 31, 2015 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions		Requirements of Consent Order
	Amount	%	Amount	%	Amount	%	Amount	%
As of December 31, 2016:
Total Capital to Risk-Weighted Assets	$10,566	12.79%	$6,609	8.00%	$8,261	10.00%	$9,913	12.00%
Tier I Capital to Risk-Weighted Assets	9,498	11.50	4,957	6.00	6,609	8.00	N/A	N/A
Common Equity Tier I Capital to Risk-Weighted Assets	9,498	11.50	3,718	4.50	5,370	6.50	N/A	N/A
Tier 1 Capital to Total Assets	9,498	8.06	4,714	4.00	5,893	5.00	9,428	8.00
As of December 31, 2015:
Total Capital to Risk-Weighted Assets	$10,319	11.40	$7,240	8.0	$9,050	10.0	$10,860	12.0
Tier I Capital to Risk-Weighted Assets	9,173	10.14	5,430	6.0	7,240	8.0	N/A	N/A
Common Equity Tier I Capital to Risk-Weighted Assets	9,173	10.14	4,073	4.5	5,883	6.50	N/A	N/A
Tier I Capital to Total Assets	9,173	7.59	4,836	4.0	6,045	5.0	9,672	8.0

Written Agreement with the Federal Reserve Bank of Atlanta

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

●          The Company and its nonconsolidated subsidiary, OptimumBank Holdings Capital Trust I, may not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank and the Federal Reserve.

●          The Company and its nonconsolidated subsidiary, OptimumBank Holdings Capital Trust I, may not, directly or indirectly, incur, increase, or guarantee any debt or purchase or redeem any shares of its stock without the prior written approval of the Reserve Bank.

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

Consent Order by the FDIC and the OFR

On November 7, 2016, the Bank agreed to the issuance of a Consent Order by the FDIC and the OFR (the “Consent Order”), which requires the Bank to take certain measures to improve its safety and soundness. The Consent Order supersedes the prior consent order that became effective in 2010. The Consent Order represents a commitment by the Bank to the FDIC and the OFR to take certain actions to improve the management, condition and operations of the Bank. The Consent Order imposes no fines or penalties on the Bank. The Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and the OFR.

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

●          The Bank is required to eliminate from its books, by charge-off or collection, all assets or portions of assets classified “Loss” and 50 percent of those assets or portions of assets classified “Doubtful” in the most recent examination report that have not been previously collected or charged-off.

●          The Bank is required to submit a revised plan to reduce the remaining assets classified “Doubtful” and “Substandard” in the current or any future regulatory examination report.

●          The Bank may not extend, directly or indirectly, any additional credit to, or for the benefit of, any borrower who has a loan or other extension of credit from the Bank that has been charged-off or classified, in whole or in part, “Loss” or “Doubtful” and is uncollected.

●          The Bank may not extend, directly or indirectly, any additional credit to, or for the benefit of, any borrower who has a loan or other extension of credit from the Bank that has been classified, in whole or part, “Substandard.”

●          The Board is required to review, revise, and implement its written lending and collection policy to provide effective guidance and control over the Bank’s lending and credit administration functions.

●          The Bank is required to prepare and submit to the Supervisory Authorities an acceptable written business/strategic plan covering the overall operation of the Bank.

●          The Bank is required to develop and submit to the Supervisory Authorities a written plan and a comprehensive budget for all categories of income and expense for calendar year 2017 and subsequent years.

●          The Bank is required to implement a written plan to improve liquidity, contingency funding, interest rate risk and asset liability management.

●          The Bank is required to revise and implement a written policy for managing interest rate risk in a manner that is appropriate to the size of the Bank and the complexity of its assets.

●          The Bank is required to revise and implement its policy for the operation of the Bank in such a manner as to provide adequate internal routines and controls within the Bank consistent with safe and sound banking practices.

●          The Bank may not accept, renew, or rollover any brokered deposit.

●          The Bank may not declare or pay dividends, pay bonuses, or make any other form of payment outside the ordinary course of business resulting in a reduction of capital, without the prior written approval of the Supervisory Authorities.

●          The Bank is required to notify the Supervisory Authorities at least sixty days prior to undertaking asset growth that exceeds 10% or more per annum or initiating material changes in asset or liability composition.

●          The Bank is required to develop, adopt, and implement a plan (“Compliance Plan”) for administration of a program reasonably designed to ensure and maintain compliance with the law and regulations related to the Bank Secrecy Act and related anti-money laundering regulations. The Compliance Plan must be consistent with the guidance for BSA/AML Risk Assessment set forth in the Federal Financial Institutions Examination Council’s Bank Secrecy Act/Anti-Money Laundering Examination Manual.

●          The Bank is required to furnish written progress reports to the Supervisory Authorities within forty-five days from the end of each quarter, detailing the form and manner of any actions taken to secure compliance with this Consent Order.

●          The Bank is required to develop a revised system of internal controls designed to ensure full compliance with the BSA rules and regulations (“BSA Internal Controls”) taking into account its size and risk profile and addressing the deficiencies and recommendations contained in the most recent examination report.

●          The Bank is required to assess its BSA staffing needs to ensure adequate qualified personnel are in place at all times.

●          The Bank is required to contract with an external independent testing firm that specializes in the BSA, AML, and OFAC rules and regulations for a review. The Bank is required to also engage an independent qualified firm, acceptable to the Supervisory Authorities, to conduct a review of all high-risk accounts and all high-risk transaction activity for the period beginning February 3, 2014, through the date of the Consent Order.

●          The Bank is in process of implementing comprehensive policies and plans to address all of the requirements of the Consent Order and has incorporated recommendations from the FDIC and OFR into these policies and plans.

Dodd-Frank Act

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, into law. The Dodd-Frank Act has had a broad impact on the financial services industry, including significant regulatory and compliance changes including, among other things, (1) enhanced resolution authority of troubled and failing banks and their holding companies; (2) changes to capital and liquidity requirements; (3) changes to regulatory examination fees; (4) changes to assessments to be paid to the FDIC for federal deposit insurance; and (5) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act established a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Board of Governors of the Federal Reserve System, or the Federal Reserve, the Office of the Comptroller of the Currency, or the OCC, and the Federal Deposit Insurance Corporation, or the FDIC. Not all of the regulations under the Dodd-Frank Act have been finalized and thus we cannot predict the ultimate impact of these regulations on the Company or its business, financial condition or results of operations. However, the regulations have increased and are expected to continue to increase our operating and compliance costs.

The following items provide a brief description of the impact of the Dodd-Frank Act on the Bank’s operations and activities, both currently and prospectively.

Increased Capital Standards and Enhanced Supervision. Effective January 1, 2015, revised capital rules became effective for community banks with assets less than $10 billion and their holding companies pursuant to the requirements of the Dodd-Frank Act and standards adopted by the Basel Committee on Banking Supervision (referred to as “Basel III”). The Dodd-Frank Act also increased regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency. Compliance with new regulatory requirements and expanded examination processes could increase the Company’s cost of operations.

The Consumer Financial Protection Bureau. The Dodd-Frank Act created a new, independent Consumer Financial Protection Bureau, or the Bureau, within the Federal Reserve. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers. Generally, we will not be directly subject to the rules and regulations of the Bureau. However, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against certain state-chartered institutions. Any such new regulations could increase the cost of operations and, as a result, could limit the Bank’s ability to expand into these products and services.

Deposit Insurance. The Dodd-Frank Act made permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the FDIC’s Deposit Insurance Fund, or the DIF, is calculated. Under the amendments, the assessment base will be its average consolidated total assets less its average tangible equity. Additionally, the Dodd-Frank Act made changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits, and eliminated the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act also provides that depository institutions may pay interest on demand deposits.

Transactions with Affiliates. The Dodd-Frank Act enhanced the requirements for certain transactions with affiliates under Sections 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

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

Company Regulation

General. As a bank holding company registered under the Bank Holding Company Act of 1956 (the “BHCA”), the Company is subject to the regulation and supervision of, and inspection by, the Federal Reserve Board (“Federal Reserve”). The Company is also required to file with the Federal Reserve annual reports and other information regarding its business operations, and those of its subsidiaries. In the past, the BHCA limited the activities of bank holding companies and their subsidiaries to activities which were limited to banking, managing or controlling banks, furnishing services to or performing services for their subsidiaries or engaging in any other activity which the Federal Reserve determined to be so closely related to banking or managing or controlling banks as to be properly incidental thereto. Under the Gramm-Leach-Bliley Financial Modernization Act of 1999 which is discussed below, bank holding companies now have the opportunity to seek broadened authority, subject to limitations on investment, to engage in activities that are “financial in nature” if all of their subsidiary depository institutions are well capitalized, well managed, and have at least a satisfactory rating under the Community Reinvestment Act, which is also discussed below.

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

Consent Order. On November 7, 2016, the Bank agreed to the issuance of a Consent Order by the FDIC and the OFR (the “Consent Order”), which requires the Bank to take certain measures to improve its safety and soundness. The Consent Order supersedes the prior consent order that became effective in 2010. Pursuant to the Consent Order, the Bank is required to take certain measures to improve its management, condition and operations, including actions to improve management practices and board supervision and independence, assure that its allowance for loan losses is maintained at an appropriate level and improve liquidity. The Consent Order requires the Bank to adopt and implement a compliance plan to address the Bank’s obligations under the Bank Secrecy Act and related obligations related to anti-money laundering. The Consent Order continues the requirement for the Bank to maintain a Tier 1 leverage ratio of at least 8% and a total risk-based capital ratio of 12% beginning 90 days from the issuance of the Consent Order. The Consent Order prohibits the payment of dividends by the Bank. The principal requirements of the Consent Order are described in “Business- Supervision and Regulation- Consent Order.”

Capital Adequacy Requirements. Banks are required to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders’ equity (excluding the unrealized gain (loss) on available-for-sale securities), trust preferred securities subject to certain limitations, and minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses except for certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. At December 31, 2016, the Bank’s Tier 1 and total risk-based capital ratios were 11.50% and 12.79%, respectively.

Banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 4%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. At December 31, 2016, the Bank’s leverage ratio was 8.06%.

The Consent Order imposes higher capital requirements on OptimumBank. Under the Consent Order, OptimumBank must maintain a Tier 1 Leverage Ratio of 8.0%, and a total risk based capital ratio of 12.0%. With a Tier 1 Leverage ratio of 8.06% and a Total Risk Based Capital Ratio of 12.79% at December 31, 2016, the Bank met the total risk-based capital ratio as required by the Consent Order.

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

The FDIC has issued regulations to implement the “prompt corrective action” provisions of FDICIA. In general, the regulations define the five capital categories as follows:

●          an institution is “well capitalized” if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures;

●          an institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater;

●          an institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%;

●          an institution is “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and

●          an institution is “critically undercapitalized” if its “tangible equity” is equal to or less than 2% of its total assets.

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

Generally, FDICIA requires that an “undercapitalized” institution must submit an acceptable capital restoration plan to the appropriate federal banking agency within 45 days after the institution becomes “undercapitalized” and the agency must take action on the plan within 60 days. The appropriate federal banking agency may not accept a capital restoration plan unless, among other requirements, each company having control of the institution has guaranteed that the institution will comply with the plan until the institution has been adequately capitalized on average during each of the three consecutive calendar quarters and has provided adequate assurances of performance. The aggregate liability under this provision of all companies having control of an institution is limited to the lesser of:

●          5% of the institution’s total assets at the time the institution becomes “undercapitalized”; or

●          the amount which is necessary, or would have been necessary, to bring the institution into compliance with all capital standards applicable to the institution as of the time the institution fails to comply with the plan filed pursuant to FDICIA.

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

If an institution is “critically undercapitalized,” it must comply with the restrictions described above. In addition, the appropriate Federal banking agency is authorized to restrict the activities of any “critically undercapitalized” institution and to prohibit such an institution, without the appropriate Federal banking agency’s prior written approval, from:

●          entering into any material transaction other than in the usual course of business;

●          engaging in any covered transaction with affiliates (as defined in Section 23A(b) of the Federal Reserve Act);

●          paying excessive compensation or bonuses; and

●          paying interest on new or renewed liabilities at a rate that would increase the institution’s weighted average costs of funds to a level significantly exceeding the prevailing rates of interest on insured deposits in the institution’s normal market areas.

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

Additionally, FDICIA requires, among other things, that:

●          only a “well capitalized” depository institution may accept brokered deposits without prior regulatory approval, and

●          the appropriate federal banking agency annually examines all insured depository institutions, with some exceptions for small, “well capitalized” institutions and state-chartered institutions examined by state regulators.

As of December 31, 2016, OptimumBank met the FDIC definition of an “adequately capitalized” institution.

For additional information regarding OptimumBank’s capital ratios and requirements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Capital Adequacy.”

Dividends. The Company’s ability to pay dividends is substantially dependent on the ability of OptimumBank to pay dividends to the Company. As a state chartered bank, OptimumBank is subject to dividend restrictions set by Florida law and the FDIC. Except with the prior approval of the Florida OFR, all dividends of any Florida bank must be paid out of retained net profits from the current period and the previous two years, after deducting expenses, including losses and bad debts. Under the Federal Deposit Insurance Act, an FDIC-insured institution may not pay any dividend if payment would cause it to become undercapitalized or while it is undercapitalized. The FDIC and the Florida OFR also have the general authority to limit the dividend payment by banks if such payment may be deemed to constitute an unsafe and unsound practice. The Bank’s ability to pay dividends is further restricted under the Consent Order and the Company’s ability to pay dividends is also restricted under its Written Agreement with the Federal Reserve. At December 31, 2016, the Bank and Company could not pay cash dividends.

Loans to One Borrower. Florida law generally allows a state bank such as OptimumBank to extend credit to any one borrower (and certain related entities of such borrower) in an amount up to 25% of its capital accounts, provided that the unsecured portion may not exceed 15% of the capital accounts of the bank. Based upon OptimumBank’s capital, the maximum loan OptimumBank is currently permitted to make is approximately $2.4 million, provided the unsecured portion does not exceed approximately $1.4 million.

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

Other Consumer Laws. Florida usury laws and federal laws concerning interest rates limit the amount of interest and various other charges collected or contracted by a bank. OptimumBank’s loans are also subject to federal laws applicable to consumer credit transactions, such as the:

●          Federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers;

●          Community Reinvestment Act requiring financial institutions to meet their obligations to provide for the total credit needs of the communities they serve, including investing their assets in loans to low and moderate-income borrowers;

●          Home Mortgage Disclosure Act requiring financial institutions to provide information to enable public officials to determine whether a financial institution is fulfilling its obligations to meet the housing needs of the community it serves;

●          Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibitive factors in extending credit;

●          Real Estate Settlement Procedures Act which requires lenders to disclose certain information regarding the nature and cost of real estate settlements, and prohibits certain lending practices, as well as limits escrow account amounts in real estate transactions;

●          Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies;

●          Fair and Accurate Credit Transactions Act which establishes additional rights for consumers to obtain and correct credit reports, addresses identity theft, and establishes additional requirements for consumer reporting agencies and financial institutions that provide adverse credit information to a consumer reporting agency; and

●          The rules and regulations of various federal agencies charged with the responsibility of implementing such federal laws.

OptimumBank’s deposit and loan operations are also subject to the:

●          The Gramm-Leach-Bliley Act of 1999 privacy provisions, which require the Bank maintain privacy policies intended to safeguard consumer financial information, to disclose these policies to its customers, and allow customers to “opt-out” of having their financial service providers disclose their confidential financial information to non-affiliated third parties, subject to certain exceptions;

●          Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

●          Electronic Funds Transfer Act and Regulation E, which govern automatic deposits to, and withdrawals from, deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

Item 2. Properties

The following table sets forth information with respect to the Bank’s main office and branch offices as of December 31, 2016.

Location	Year Facility Opened	Facility Status

Executive Office and Ft. Lauderdale Branch:	2004	Owned

2477 East Commercial Boulevard Fort Lauderdale, Florida 33308

Plantation Branch Office:	2000	Owned

10197 Cleary Boulevard Plantation, Florida 33324

Deerfield Beach Branch Office:	2004	Leased (1)

2215 West Hillsboro Boulevard Deerfield Beach, Florida 33442

(1) At December 31, 2016, the future minimum lease payments are approximately as follows (in thousands):

Year Ending December 31,	Amount

2017	59
Total	$59

Item 3. Legal Proceedings

From time-to-time, the Bank is involved in litigation arising in the ordinary course of its business. As of the date of the filing of this Form 10-K, management is of the opinion that the ultimate aggregate liability represented thereby, if any, will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock currently trades on the NASDAQ Capital Market under the symbol “OPHC.” The table below presents the high and low sales prices for the periods indicated.

Year	Quarter	High (1)	Low(1)

2016	First	$7.30	$3.56
	Second	$4.99	$3.75
	Third	$6.35	$3.64
	Fourth	$4.89	$3.51

2015	First	$11.00	$8.90
	Second	$19.00	$9.00
	Third	$23.10	$8.50
	Fourth	$10.60	$3.70

(1) Reflects the 10 for 1 reverse common stock split effective January 11, 2016

The Company had approximately 751 holders registered or in street names as of December 31, 2016.

During 2016, the Company sold 92,980 shares of the Company’s common stock at a price of $4.04 per share to accredited investors and issued 36,118 share of the Company’s common stock as compensation for legal services at a price of $3.53 per share, at 85% of the 30-day weighted average market price of the shares on the date of issuance. Pursuant to Company’s stockholder approved 2011 Equity Incentive Plan (“2011 Plan”), during 2016, the Company also issued 57,476 shares of the Company’s common stock to five directors. The shares had a value ranging from $3.75 to $4.75 per share. Subsequently $200,000 (46,296 shares) were reclassified to other liabilities (see Note 15 to the Consolidated Financial Statements).

At December 31, 2016, the Bank and Company could not pay cash dividends and the Company does not anticipate that it will pay dividends on its common stock in the foreseeable future. Banking regulations place certain restrictions on dividends and loans or advances made by the Bank to the Company. The amount of cash dividends that may be paid by the Bank to the Company is based on the Bank’s net earnings of the current year combined with the Bank’s retained earnings of the preceding two years, as defined by state banking regulations. However, for any dividend declaration, the Company must consider additional factors such as the amount of current period net earnings, liquidity, asset quality, capital adequacy and economic conditions. It is likely that these factors would further limit the amount of dividends which the Company could declare. Furthermore, the Bank’s ability to pay dividends is restricted under the Consent Order issued by the FDIC and Florida Office of Financial Regulation and banking laws. The Company’s ability to pay dividends is also restricted under its Written Agreement with the Federal Reserve.

Item 6. Selected Financial Data

At December 31, or for the Year Then Ended

(Dollars in thousands, except per share figures)

	2016	2015	2014	2013	2012
At Year End:
Cash and cash equivalents	$17,640	$10,365	12,074	13,881	23,611
Security available for sale	20,222	25,749	26,748	22,990	18,648
Loans, net	76,999	82,573	75,829	79,249	85,209
All other assets	4,842	8,791	9,879	12,663	16,275

Total assets	$119,703	$127,478	124,530	128,783	143,743

Deposit accounts	86,009	97,571	91,603	98,692	101,611
Federal Home Loan Bank advances	23,500	20,000	22,740	22,740	27,700
Junior subordinated debenture	5,155	5,155	5,155	5,155	5,155
All other liabilities	1,958	1,785	2,053	2,412	2,367
Stockholders’ equity (deficit)	3,081	2,967	2,979	(216)	6,910

Total liabilities and stockholders’ equity (deficit)	$119,703	$127,478	124,530	128,783	143,743

	2016	2015	2014	2013	2012
For the Year:
Total interest income	4,764	4,534	5,392	5,280	5,162
Total interest expense	1,079	884	911	1,919	2,581

Net interest income	3,685	3,650	4,481	3,361	2,581
Provision for loan losses	—	—	—	2,194	1,653

Net interest income after provision for loan losses	3,685	3,650	4,481	1,167	928
Noninterest (expense) income	(144)	412	572	144	258
Noninterest expenses	3,937	4,545	3,448	8,066	5,883

(Loss) earnings before income taxes (benefit)	(396)	(483)	1,605	(6,755)	(4,697)
Income taxes (benefit)	—	(320)	0	320	0

Net (loss) earnings	$(396)	(163)	1,605	(7,075)	(4,697)

Net (loss) earnings per share, basic (1)	$(0.38)	(.17)	1.85	(8.94)	(6.87)

Net (loss) earnings per share, diluted (1)	$(0.38)	(.17)	1.85	(8.94)	(6.87)

Weighted-average number of shares outstanding, basic (1)	1,041,213	953,855	867,789	791,358	684,067

Weighted-average number of shares outstanding, diluted (1)	1,041,213	953,855	867,789	791,358	684,067

Ratios and Other Data:

	2016	2015	2014	2013	2012

Return on average assets	(0.3)%	(0.1)%	1.3%	(5.3)%	(3.1)%
Return on average equity	(12.5)%	(5.3)%	86.2%	(216.8)%	(60.3)%
Average equity to average assets	2.6%	2.5%	1.5%	2.4%	5.2%
Dividend payout ratio	—%	—%	—%	—%	—%
Net interest margin during the year	3.1%	3.4%	3.9%	2.9%	1.9%
Interest-rate differential during the year	3.0%	3.3%	4.0%	3.0%	2.5%
Net yield on average interest-earning assets	4.0%	4.2%	4.7%	4.5%	3.9%
Noninterest expenses to average assets	3.3%	3.6%	2.7%	5.8%	3.6%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.09	1.07	0.97	.95	1.1
Nonperforming loans and foreclosed assets as a percentage of total assets at end of year	0.3%	7.5%	12.1%	12.7%	19.5%
Allowance for loan losses as a percentage of total loans at end of year	4.9%	2.7%	2.9%	2.7%	2.8%
Total number of banking offices	3	3	3	3	3
Total shares outstanding at end of year (1)	1,103,447	962,886	930,524	801,108	787,780
Book value per share at end of year (1)	$2.79	$3.08	$3.20	$(0.27)	$8.77

(1)	All share and per share amounts have been adjusted to reflect the 1-for-4 reverse stock split declared in 2013 and 1 for 10 reverse common stock split effective January 11, 2016.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During the years ended December 31, 2016 and 2015, the Company assessed its earnings history and trend over the past year and its estimate of future earnings, and determined that it was more likely than not that the deferred tax assets would not be realized in the near term. Accordingly, a valuation allowance was recorded and maintained against the net deferred tax asset for the amount not expected to be realized in the future

The allowance for loan losses is also discussed as part of “Loan Portfolio, Asset Quality and Allowance for Loan Losses” and in Note 3 of Notes to the Consolidated Financial Statements. The Company’s significant accounting policies are discussed in Note 1 of Notes to the Consolidated Financial Statements.

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

Loan Portfolio, Asset Quality and Allowance for Loan Losses

The Bank’s primary business is making business loans. This activity may subject the Bank to potential loan losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond its control. The combination of stronger U.S. growth, the consumer boost from sharply lower crude oil prices and the aggressive monetary easing and weaker currencies outside of the United States should support improving conditions. With most of the Bank’s loans concentrated in south Florida, the decline in local economic conditions had previously adversely affected the values of the Bank’s real estate collateral, but these trends are reversing and are shown in the improvement in the Bank’s impaired loans and improved asset quality. As of December 31, 2016, the Bank’s impaired loans were approximately $1.4 million, or 1.7% of the gross loan portfolio. All of these loans are on our books for at least 90 percent of appraised value.

The following table sets forth the composition of the Bank’s loan portfolio:

	At December 31,
	2016		2015		2014
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(dollars in thousands)

Residential real estate	$27,334	33.98%	$16,203	19.13	$21,426	27.51%
Multi-family real estate	5,829	7.25	3,697	4.36	1,979	2.54
Commercial real estate	29,264	36.37	34,771	41.05	37,215	47.78
Land and construction	5,681	7.06	5,258	6.21	6,177	7.93
Commercial	10,514	13.07	21,770	25.70	11,070	14.21
Consumer	1,829	2.27	3,015	3.55	20	.03

Total loans	80,451	100%	84,714	100.00	77,887	100.00%

Add (deduct):
Net deferred loan costs and premiums	463		154		186
Allowance for loan losses	(3,915)		(2,295)		(2,244)

Loans, net	$76,999		$82,573		$75,829

	At December 31,
	2013		2012
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)

Residential real estate	$26,618	32.83%	$30,064	34.32%
Multi-family real estate	3,605	4.45	3,916	4.47
Commercial real estate	34,020	41.96	45,532	51.97
Land and construction	6,459	7.97	7,276	8.30
Commercial	10,297	12.70	752	.86
Consumer	81	.10	70	.08

Total loans	81,080	100.00%	87,610	100.00%

Add (deduct):
Net deferred loan costs and premiums	380		58
Allowance for loan losses	(2,211)		(2,459)

Loans, net	$79,249		$85,209

The following table sets forth the activity in the allowance for loan losses (in thousands):

	Year Ended December 31,
	2016	2015	2014	2013	2012

Beginning balance	$2,295	$2,244	$2,211	$2,459	$2,349
Provision (credit) for loan losses	—	—	—	2,194	1,653
Loans charged off	(469)	(289)	—	(2,959)	(1,848)
Recoveries	2,089	340	33	517	305

Ending balance	$3,915	$2,295	$2,244	$2,211	$2,459

The allowance for loan losses represents management’s estimate of probable incurred losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The allowance for loan losses represented 4.87% and 2.71% of the total loans outstanding at December 31, 2016 and 2015, respectively.

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

The following table sets forth the Bank’s allowance for loan losses by loan type (dollars in thousands):

	At December 31,
	2016		2015		2014
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans

Residential real estate	$310	33.98%	$116	19.13%	$66	27.51%
Multi-family real estate	58	7.25	26	4.36	2	2.54
Commercial real estate	787	36.37	1,085	41.05	2,058	47.78
Land and construction	120	7.06	77	6.21	99	7.93
Commercial	188	13.07	120	25.70	10	14.21
Consumer	165	2.27	151	3.55	—	.03
Unallocated	2,287	—	720	—	9	—

Total allowance for loan losses	$3,915	100.00%	$2,295	100.00%	$2,244	100.00%

Allowance for loan losses as a percentage of total loans outstanding		4.87%		2.71%		2.88%

	At December 31,
	2013		2012
	Amount	% of Total Loans	Amount	% of Total Loans

Residential real estate	$49	32.82%	$434	34.32%
Multi-family real estate	4	4.45	267	4.47
Commercial real estate	1,139	41.96	1,552	51.97
Land and construction	458	7.97	166	8.30
Commercial	31	12.70	36	.86
Consumer	—	.10	4	.08
Unallocated	530	—	—	—
Total allowance for loan losses	$2,211	100.00%	$2,459	100.00%

Allowance for loan losses as a percentage of total loans outstanding		2.73%		2.81%

The following summarizes impaired loans (in thousands):

	December 31, 2016			At December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Residential real estate	$375	$501	$—	$1,319	$1,521	$—
Commercial real estate	—	—	—	3,232	5,287	—
With an allowance recorded:
Commercial real estate	1,004	1,004	104	1,041	1,041	13

Total:
Residential real estate	$375	$501	$—	$1,319	$1,521	$—
Commercial real estate	$1,004	$1,004	$104	$4,273	$6,328	$13

Total	$1,379	$1,505	$104	$5,592	$7,849	$13

During 2016, 2015 and 2014, the average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014

Average investment in impaired loans	$2,957	$9,579	$11,531
Interest income recognized on impaired loans	$124	$250	$674
Interest income received on a cash basis on impaired loans	$182	$492	$587

Liquidity and Capital Resources

Liquidity represents an institution’s ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. The Bank’s ability to respond to the needs of depositors and borrowers and to benefit from investment opportunities is facilitated through liquidity management.

The Bank’s primary sources of cash during the year ended December 31, 2016, were from principal repayments of securities available for sale of $4.3 million and proceeds from sale of securities available for sale of $28.4 million. Cash was used primarily to increase $7.3 million of cash and due from banks, purchase $27.7 million in securities and fund an $11.6 million reduction in deposits. The Bank will adjust rates on its deposits to attract or retain deposits as needed. The Bank obtains funds primarily from depositors in its market area.

In addition to obtaining funds from depositors, the Bank may borrow funds from other financial institutions. OptimumBank is a member of the Federal Home Loan Bank of Atlanta, which allows it to borrow funds under a pre-arranged line of credit equal to $30.4 million. As of December 31, 2016, the Bank had $23.5 million in borrowings outstanding from the Federal Home Loan Bank of Atlanta to facilitate loan fundings and manage its asset and liability structure. The Bank has established a line of credit for $2.5 million with SunTrust, $2.5 million with Alostar Bank, $.75 million with Servis First Bank, and $.78 million with the Federal Reserve.

Securities

The Bank’s securities portfolio is comprised primarily of SBA Pool Securities and Collateralized mortgage obligations. The securities portfolio is categorized as either “held to maturity” or “available for sale.” Securities held to maturity represent those securities which the Company has the positive intent and ability to hold to maturity. These securities are carried at amortized cost. Securities available for sale represent those investments which may be sold for various reasons including changes in interest rates and liquidity considerations. These securities are reported at fair market value and unrealized gains and losses are excluded from earnings and reported in other comprehensive loss.

The following table sets forth the amortized cost and fair value of the Bank’s securities portfolio (in thousands):

	Amortized Cost	Fair Value
At December 31, 2016:
Securities available for sale:
Collateralized mortgage obligations	$10,157	$9,752
SBA Pool Securities	10,470	10,470
	$20,627	$20,222

At December 31, 2015:
Securities available for sale:
Mortgage-backed securities	$10,107	$10,086
Collateralized mortgage obligations	15,223	15,017
SBA Pool Security	644	646
	$25,974	$25,749

The following table sets forth, by maturity distribution, certain information pertaining to the securities portfolio (dollars in thousands):

	After Five Years Through Ten Years	After Ten Years	Total	Yield
At December 31, 2016:
Collateralized mortgage obligation	$2,557	$7,600	$10,157	1.83
SBA Pool Securities	—	10,470	10,470	1.90

	$2,557	$18,070	$20,627

At December 31, 2015:
Mortgage-backed securities	$—	$10,107	$10,107	2.50
Collateralized debt obligations		15,223	15,223	2.17
SBA Pool Security	—	644	644	3.00

	$—	$25,974	$25,974

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

Quantitative measures established by regulation and by the Consent Order to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. As of December 31, 2016, the Bank did meet the minimum applicable capital adequacy requirements.

The Bank’s actual and required minimum capital ratios were as follows (dollars in thousands):

Regulatory Capital Requirements

			For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective		Requirements of
	Actual				Action Provisions		Consent Order
	Amount	%	Amount	%	Amount	%	Amount	%
As of December 31, 2016:
Total Capital to Risk-Weighted Assets	$10,566	12.79%	$6,609	8.00%	$8,261	10.00%	$9,913	12.00%
Tier I Capital to Risk-Weighted Assets	9,498	11.50	4,957	6.00	6,609	8.00	N/A	N/A
Common Equity Tier 1 Capital to Risk-Weighted Assets	9,498	11.50	3,718	4.50	5,370	6.50	N/A	N/A
Tier I Capital to Total Assets	9,498	8.06	4,714	4.00	5,893	5.00	9,428	8.00

As of December 31, 2015:
Total Capital to Risk-Weighted Assets	$10,319	11.40%	$7,240	8.0%	$9,050	10.0%	$10,860	12.0%
Tier I Capital to Risk-Weighted Assets	9,173	10.14	5,430	6.0	7,240	8.0	N/A	N/A
Common Equity Tier 1 Capital to Risk Weighted Assets	9,173	10.14	4,073	4.5	5,883	6.50	N/A	N/A
Tier I Capital to Total Assets	9,173	7.59	4,836	4.0	6,045	5.0	9,672	8.0

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

The following table sets forth certain information related to the Bank’s interest-earning assets and interest-bearing liabilities at December 31, 2016, that are estimated to mature or are scheduled to reprice within the period shown (dollars in thousands):

Gap Maturity / Repricing Schedule

	One Year or Less	More than One Year and Less than Five Years	More than Five Years and Less than Fifteen Years	Over Fifteen Years	Total
Loans (1):
Residential real estate loans	$9,473	$8,100	$7,908	$1,853	$27,334
Multi-family real estate loans	909	4,847	73	—	5,829
Commercial real estate loans	10,224	19,040	—	—	29,264
Land and construction	4,076	1,605	—	—	5,681
Commercial	9,773	741	—	—	10,514
Consumer	1,829	—	—	—	1,829

Total loans	36,284	34,333	7,981	1,853	80,451

Securities (2)	10,470	—	—	9,752	20,222
Federal Home Loan Bank stock	1,113	—	—	—	1,113

Total rate-sensitive assets	47,867	34,333	7,981	11,605	101,786

Deposit accounts (3):
Money-market deposits	17,743	—	—	—	17,743
Interest-bearing checking deposits	3,604	—	—	—	3,604
Savings deposits	806	—	—	—	806
Time deposits	43,194	13,531	—	—	56,725

Total deposits	65,347	13,531	—	—	78,878

Federal Home Loan Bank advances	18,500	—	5,000	—	23,500
Junior subordinated debenture	—	—	—	5,155	5,155

Total rate-sensitive liabilities	83,847	13,531	5,000	5,155	107,533

GAP (repricing differences)	$(35,980)	$20,802	$2,981	$6,450	$(5,747)

Cumulative GAP	$(35,980)	$(15,178)	$(12,197)	$(5,747)	$(5,747)

Cumulative GAP/total assets	(35.35%)	(14.91%)	(11.98%)	(5.65%)

(1)	In preparing the table above, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayment, according to their maturities.

(2)	Securities are scheduled through the repricing date.

(3)	Money-market, interest-bearing checking and savings deposits are regarded as readily accessible withdrawable accounts. All other time deposits are scheduled through the maturity dates.

The following table sets forth loan maturities by type of loan at December 31, 2016 (in thousands):

	One Year or Less	After One But Within Five Years	After Five Years	Total

Residential real estate	$14	$2,258	$25,062	$27,334
Multi-family real estate	505	536	4,788	5,829
Commercial real estate	3,797	13,346	12,121	29,264
Land and construction	—	2,774	2,907	5,681
Commercial	1,746	7,228	1,540	10,514
Consumer	1,829	—	—	1,829

Total	$7,891	$26,142	$46,419	$80,451

The following table sets forth the maturity or repricing of loans by interest type at December 31, 2016 (in thousands):

	One Year or Less	After One But Within Five Years	After Five Years	Total
Fixed interest rate	$3,077	$15,040	$2,558	$20,675
Variable interest rate	33,207	19,294	7,275	59,776

Total	$36,284	$34,334	$9,833	$80,451

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

As of December 31, 2016, commitments to extend credit totaled $7.1 million.

The following is a summary of the Bank’s contractual obligations, including certain on-balance sheet obligations, at December 31, 2016 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Federal Home Loan Bank advances	$23,500	$18,500	$—	$5,000	$—
Junior subordinated debenture	5,155	—	—	—	5,155
Operating leases	59	59	—	—	—

Total	$28,714	$18,559	$—	$5,000	$5,155

Deposits

Deposits traditionally are the primary source of funds for the Bank’s use in lending, making investments and meeting liquidity demands. The Bank has focused on raising time deposits primarily within its market area, which is the tri-county area of Broward, Miami-Dade and Palm Beach counties. However, the Bank offers a variety of deposit products, which are promoted within its market area. Net deposits decreased $11.6 million in 2016.

The following table displays the distribution of the Bank’s deposits at December 31, 2016, 2015 and 2014 (dollars in thousands):

	2016		2015		2014
	Amount	% of Deposits	Amount	% of Deposits	Amount	% of Deposits
Noninterest-bearing demand deposits	$7,131	8.29	$9,478	9.71	$9,195	10.04
Interest-bearing demand deposits	3,604	4.19	2,615	2.68	1,768	1.93
Money-market deposits	17,743	20.63	20,776	21.29	21,971	23.99
Savings	806	.94	643	0.66	605	0.66

Subtotal	29,284	34.05	33,512	34.34%	33,539	36.62%

Time deposits:
0.00% – 0.99%	$14,891	$17.31	$48,196	49.40	$49,950	54.53
1.00% – 1.99%	41,695	48.48	15,727	16.12	6,021	6.57
2.00% – 2.99%	139	.16	136	0.14	2,093	2.28
3.00% – 3.99%	—	—	—	—	—	—

Total time deposits (1)	56,725	65.95	64,059	65.66	58,064	63.38

Total deposits	$86,009	$100.00%	$97,571	100.00%	$91,603	100.00%

(1) Included are Individual Retirement Accounts (IRA’s) totaling $2,818,000 and $3,069,000 at December 31, 2016 and 2015, respectively, all of which are in the form of time deposits.

Time Deposits of $100,000 or more, or Jumbo Time Deposits, are generally considered a more unpredictable source of funds. The following table sets forth the Bank’s maturity distribution of time deposits of $100,000 or more at December 31, 2016 and 2015 (in thousands):

	At December 31,
	2016	2015

Due three months or less	$4,838	$2,475
Due more than three months to six months	3,433	2,977
More than six months to one year	16,968	18,014
One to five years	9,608	8,780

Total	$34,847	$32,246

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

	Years Ended December 31,
	2016			2015			2014
		Interest	Average		Interest	Average		Interest	Average
	Average	And	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans	$83,574	4,200	5.03%	80,691	3,865	4.79%	$77,703	4,366	5.62%
Securities	22,686	459	2.02	26,490	597	2.25	30,082	959	3.11
Other interest-earning assets (1)	11,996	105	0.88	1,273	72	5.66	6,165	67	1.23

Total interest-earning assets/interest income	118,256	4,764	4.03%	108,454	4,534	4.18%	113,950	5,392	4.73

Cash and due from banks	953			9,483			5,996
Premises and equipment	2,687			3,744			2,859
Other assets	(747)			3,278			5,028

Total assets	$121,149			124,959			$127,833

Interest-bearing liabilities:
Savings, NOW and money-market deposits	23,360	117	0.50	19,314	124	0.64	28,680	146	0.51
Time deposits	60,813	611	1.00	59,158	524	0.89	60,991	516	0.85
Borrowings (4)	24,416	351	1.44	23,158	236	1.02	28,004	249	0.89

Total interest-bearing liabilities/interest expense	108,589	1,079	.99	101,630	884	0.87	117,675	911	0.77

Noninterest-bearing demand deposits	5,870			8,497			5,543
Other liabilities	3,526			11,771			2,340
Stockholders’ equity	3,164			3,061			2,275

Total liabilities and stockholders’ equity	$121,149			124,959			$127,833

Net interest income		3,685			3,650			4,481

Interest rate spread (2)			3.03			3.31			3.96

Net interest margin (3)			3.12			3.37			3.93

Ratio of average interest-earning assets to average interest- bearing liabilities			1.09			1.07			0.97

(1)	Includes interest-earning deposits with banks, Federal funds sold and Federal Home Loan Bank stock dividends.

(2)	Interest rate spread represents the difference between average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(3)	Net interest margin is net interest income divided by average interest-earning assets.

(4)	Includes Federal Home Loan Bank advances, junior subordinated debenture and securities sold under an agreement to repurchase.

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

	Year Ended December 31, 2016 versus 2015 Increases (Decreases) Due to Change In:
	Rate	Volume	Rate/ Volume	Total
Interest-earning assets:
Loans	$190	$138	$7	$335
Securities	(61)	(86)	9	(138)
Other interest-earning assets	(61)	607	(513)	33

Total interest-earning assets	68	659	(497)	230

Interest-bearing liabilities:
Savings, NOW and money-market	(27)	26	(6)	(7)
Time deposits	70	15	2	87
Other	97	13	5	115

Total interest-bearing liabilities	140	54	1	195

Net interest income	$(72)	$605	$(498)	$35

	Year Ended December 31, 2015 versus 2014 Increases (Decreases) Due to Change In:
	Rate	Volume	Rate/ Volume	Total
Interest-earning assets:
Loans	$(644)	$168	$(25)	$(501)
Securities	(264)	(134)	36	(362)
Other interest-earning assets	241	(52)	(184)	5

Total interest-earning assets	(667)	(18)	(173)	(858)

Interest-bearing liabilities:
Savings, NOW and money-market	38	(48)	(12)	(22)
Time deposits	24	(16)	—	8
Borrowings	36	(43)	(6)	(13)

Total interest-bearing liabilities	98	(107)	(18)	(27)

Net interest income	$(765)	$89	$(155)	$(831)

Financial Condition as of December 31, 2016 Compared to December 31, 2015

The Company’s total assets decreased by $7.8 million, to $119.7 million at December 31, 2016, from $127.5 million at December 31, 2015.

At December 31, 2016, the Bank had a Tier 1 leverage ratio of 8.06%, and a total risk-based capital ratio of 12.79%, both of which were in excess of the 8% and 12% requirements of the Consent Order. The Company’s capital was enhanced during 2016 through the sale of $375,000 in common stock.

The Company may need to sell additional shares of common stock to comply with the capital requirements through the end of 2017 and in subsequent years. At the present time, the Company has not received any commitments from any third parties to purchase any additional shares. Accordingly, it is uncertain whether the Company will be able to obtain the capital that is required or the price and terms of any capital that is obtained.

The Company is in default with respect to its $5,155,000 Junior Subordinated Debenture (“Debenture”) due to its failure to make certain required interest payments under the Debenture. The Trustee of the Debenture (the “Trustee”) or the holders of the Debenture are entitled to accelerate the payment of the $5,155,000 principal balance plus accrued and unpaid interest totaling $1,147,636 at December 31, 2016. To date the Trustee has not accelerated the outstanding balance of the Debenture. No adjustments to the accompanying consolidated financial statements have been made as a result of this uncertainty.

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

In March 2016, the Trustee received a direction from certain equity owners of the Trust that holds the Debenture to sell the Debenture to a Director of the Company. Based upon the receipt of conflicting directions from other debt holders of the Trust, in August 2016, the Trustee commenced an action in a Minnesota State Court seeking directions from the Court. The case was subsequently transferred to United States District Court for the Southern District of New York, where the case is currently pending. The Company continues to pursue mechanisms for paying the accrued interest, such as raising additional capital.

Results of Operations for Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

General. Net loss of $0.4 million or $(0.38) loss per basic and diluted share for the year ended December 31, 2016 compared to net loss for the year ended December 31, 2015 of $0.2 million or $(.17) per basic and diluted share. This $.2 million increase in net (loss) was primarily the result of the $.5 million decrease in noninterest income and no income tax benefit in 2016.

Interest income. Interest income increased to $4.8 million for the year ended December 31, 2016 compared to $4.5 million for the year ended December 31, 2015. Interest on loans increased by $335,000 due to an increase in average yield in 2016 compared to 2015. Interest on securities decreased by $138,000 due to a decrease in average balance of securities in 2016 compared to 2015, and by a decrease in average yield earned in 2016 compared to 2015.

Interest expense. Interest expense on deposits was $728,000 in the year ended December 31, 2016 compared to $$648,000 in the year ended December 31, 2015. Interest expense on borrowings was $351,000 in the year ended December 31, 2016 compared to $236,000 in the year ended December 31, 2015.

Provision for Loan Losses. There was no provision for loan losses recorded for the years ended December 31, 2016 and 2015. The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the loan portfolio at December 31, 2016. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by it, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to its market areas, and other qualitative factors related to the estimated collectability of its loan portfolio. The allowance for loan losses totaled $3.9 million or 4.87% of loans outstanding at December 31, 2016, compared to $2.3 million or 2.71% of loans outstanding at December 31, 2015. Management believes the balance in the allowance for loan losses at December 31, 2016 is adequate and has requested a permission to reduce the allowance for loan lease losses from the regulating authorities.

On January 6, 2016, the Bank completed a sale of a judgement on a defaulted credit that resulted in a $1.8 million recovery of previously charged-off amounts to the Allowance for Loan and Lease Losses (“ALLL”). This increased the balance of the ALLL to approximately $3.9 million at December 31, 2016. The Bank has submitted a written request to the FDIC for a partial reversal of the ALLL. Management does not expect a response until the next safety and soundness examination which is expected to be performed in first and second quarters of 2017.

Noninterest Income. Total noninterest income decreased to $(144,000) for the year ended December 31, 2016, from $412,000 for the year ended December 31, 2015 primarily due to loss on sale of securities.

Noninterest Expenses. Total noninterest expenses decreased by $ 0.6 million, to $3.9 million for the year ended December 31, 2016 from $4.5 million for the year ended December 31, 2015, partially due to a non-recurring gain on sale of foreclosed real estate of $147,000 in 2016.

Income Taxes. Income taxes (benefit) for the years ended December 31, 2016 and 2015 were $0 and ($320,000), respectively. Income tax benefit for 2015 results from the closure with no adjustment with respect to the Internal Revenue Service examination of the Bank’s 2010 and 2009 income tax returns.

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

Interest income. Interest income decreased to $4.5 million for the year ended December 31, 2015 compared to $5.4 million for the year ended December 31, 2014. Interest on loans decreased by $501,000 due to a decrease in average yield in 2015 compared to 2014. Interest on securities decreased by $362,000 due to a decrease in average balance of securities in 2015 compared to 2014, and by a decrease in average yield earned in 2015 compared to 2014.

Interest expense. Interest expense on deposits was $648,000 in the year ended December 31, 2015 compared to $662,000 in the year ended December 31, 2014. Interest expense on borrowings was $236,000 in the year ended December 31, 2015 compared to $249,000 in the year ended December 31, 2014.

Provision for Loan Losses. There was no provision for loan losses recorded for the years ended December 31, 2015 and 2014. The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the loan portfolio at December 31, 2015. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by it, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to its market areas, and other qualitative factors related to the estimated collectability of its loan portfolio. The allowance for loan losses totaled $2.3 million or 2.71% of loans outstanding at December 31, 2015, compared to $2.9 million or 2.88% of loans outstanding at December 31, 2014. Management believes the balance in the allowance for loan losses at December 31, 2015 is adequate.

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

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

OptimumBank Holdings, Inc.

Fort Lauderdale, Florida:

We have audited the accompanying consolidated balance sheets of OptimumBank Holdings, Inc. and Subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

HACKER, JOHNSON & SMITH PA

Fort Lauderdale, Florida

March 20, 2017

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	December 31,	December 31,
	2016	2015
Assets:

Cash and due from banks	$17,563	$10,162
Interest-bearing deposits with banks	77	203
Total cash and cash equivalents	17,640	10,365
Securities available for sale	20,222	25,749
Loans, net of allowance for loan losses of $3,915 and $2,295	76,999	82,573
Federal Home Loan Bank stock	1,113	966
Premises and equipment, net	2,648	2,703
Foreclosed real estate, net	—	4,029
Accrued interest receivable	380	462
Other assets	701	631

Total assets	$119,703	$127,478
Liabilities and Stockholders’ Equity:

Liabilities:
Noninterest-bearing demand deposits	7,131	9,478
Savings, NOW and money-market deposits	22,153	24,034
Time deposits	56,725	64,059

Total deposits	86,009	97,571

Federal Home Loan Bank advances	23,500	20,000
Junior subordinated debenture	5,155	5,155
Advanced payment by borrowers for taxes and insurance	221	251
Official checks	114	130
Other liabilities	1,623	1,404

Total liabilities	116,622	124,511

Commitments and contingencies (Notes 1, 4, 7, 8, 13, 17 and 21)
Stockholders’ equity:
Preferred stock, no par value; 6,000,000 shares authorized, 7 shares issued and outstanding in 2016 and 4 shares issued and outstanding in 2015	—	—
Common stock, $.01 par value; 5,000,000 shares authorized, 1,103,447 shares issued and outstanding in 2016 and 50,000,000 shares authorized, 9,628,863 shares issued and outstanding in 2015	11	96
Additional paid-in capital	34,039	33,330
Accumulated deficit	(30,717)	(30,321)
Accumulated other comprehensive loss	(252)	(138)

Total stockholders’ equity	3,081	2,967
Total liabilities and stockholders’ equity	$119,703	$127,478

See accompanying notes to Consolidated Financial Statements

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Operations
(In thousands, except share amounts)

	Year Ended December 31,
	2016	2015
Interest income:
Loans	$4,200	$3,865
Securities	459	597
Other	105	72

Total interest income	4,764	4,534

Interest expense:
Deposits	728	648
Borrowings	351	236

Total interest expense	1,079	884

Net interest income	3,685	3,650

Provision for loan losses	—	—

Net interest income after provision for loan losses	3,685	3,650

Noninterest (loss) income:
Service charges and fees	24	141
Other	18	211
(Loss) gain on sale of securities available for sale	(186)	60

Total noninterest (loss) income	(144)	412

Noninterest expenses:
Salaries and employee benefits	1,774	1,902
Occupancy and equipment	446	476
Data processing	333	298
Professional fees	659	594
Insurance	103	115
Foreclosed real estate (income) expenses	(123)	412
Regulatory assessments	253	298
Other	492	450

Total noninterest expenses	3,937	4,545

Loss before income tax benefit	(396)	(483)

Income tax benefit	—	(320)

Net loss	$(396)	$(163)

Net loss per share:
Basic	$(0.38)	$(0.17)

Diluted	$(0.38)	$(0.17)

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended
	December 31,
	2016	2015

Net loss	$(396)	$(163)

Other comprehensive loss:
Unrealized loss on securities available for sale:
Unrealized loss arising during the year	(366)	(297)
Reclassification adjustment for realized loss (gain) on sale of securities available for sale	186	(60)
Net change in unrealized holding loss	(180)	(357)

Deferred income tax benefit on above change	(66)	(136)

Total other comprehensive loss	(114)	(221)

Comprehensive loss	$(510)	$(384)

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2016 and 2015
(Dollars in thousands)

							Accumulated
							Other
					Additional		Compre-	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	hensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2014	—	$—	9,305,236	$93	$32,961	$(30,158)	$83	$2,979
Proceeds from sale of preferred stock	4	—	—	—	100	—	—	100
Proceeds from sale of common stock	—	—	37,500	—	30	—	—	30
Common stock issued as compensation to directors	—	—	286,127	3	239	—	—	242
Net change in unrealized gain on securities available for sale, net of income tax benefit	—	—	—	—	—	—	(221)	(221)
Net loss	—	—	—	—	—	(163)	—	(163)
Balance at December 31, 2015	4	$—	9,628,863	$96	$33,330	$(30,321)	$(138)	$2,967
Reverse common stock split (1-for 10)	—	—	(8,665,694)	$(87)	$87	—	—	—
Proceeds from sale of preferred stock	3	—	—	—	75	—	—	75
Proceeds from sale of common stock	—	—	92,980	1	374	—	—	375
Common stock issued as compensation to directors	—	—	57,476	1	245	—	—	246
Common stock issued for services	—	—	36,118	—	128	—	—	128
Reversal of common stock issued as compensation to directors (See Note 15)	—	—	(46,296)	—	(200)	—	—	(200)
Net change in unrealized loss on securities available for sale, net of income tax benefit	—	—	—	—	—	—	(114)	(114)
Net loss	—	—	—	—	—	(396)	—	(396)
Balance at December 31, 2016	7	$—	1,103,447	$11	$34,039	$(30,717)	$(252)	$3,081

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(396)	$(163)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	156	157
Common stock issued as compensation to directors	46	242
Common stock issued as compensation for services	128	—
Net amortization of fees, premiums and discounts	324	540
(Loss) gain from sale of securities available for sale	186	(60)
Decrease (increase) in accrued interest receivable	82	(36)
(Increase) decrease in other assets	(4)	13
Gain on sale of foreclosed real estate	(174)	(48)
Provision for losses on foreclosed real estate	—	260
Increase (decrease) in official checks and other liabilities	203	(278)
Net cash provided by operating activities	551	627
Cash flows from investing activities:
Purchases of securities available for sale	(27,738)	(12,314)
Principal repayments and calls of securities available for sale	4,326	4,017
Proceeds from sale of securities available for sale	28,409	8,530
Net decrease (increase) in loans	5,414	(7,816)
Purchase of premises and equipment, net	(101)	(24)
Proceeds from sale of foreclosed real estate, net	4,203	1,679
Capital improvements on foreclosed real estate	—	(39)
(Purchase) redemption of Federal Home Loan Bank stock	(147)	263
Net cash provided by (used in) investing activities	14,366	(5,704)
Cash flows from financing activities:
Net (decrease) increase in deposits	(11,562)	5,968
Purchase (repayments) of Federal Home Loan Bank advances, net	3,500	(2,740)
Net (decrease) increase in advanced payment by borrowers for taxes and insurance	(30)	10
Proceeds from sale of common stock	375	30
Proceeds from sale of preferred stock	75	100
Net cash (used in) provided by financing activities	(7,642)	3,368
Increase (decrease) in cash and cash equivalents	7,275	(1,709)
Cash and cash equivalents at beginning of the year	10,365	12,074
Cash and cash equivalents at end of the year	$17,640	$10,365

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows, Continued
(In thousands)

	Year Ended December 31,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$874	$723
Income taxes	$—	$—
Noncash transactions:
Change in accumulated other comprehensive loss, net change in unrealized loss on securities available for sale	$(114)	$(221)
Loans transferred to foreclosed real estate	$—	$1,001

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2016 and 2015 and the Years Then Ended

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

Going Concern Status. The Company is in default with respect to its $5,155,000 Junior Subordinated Debenture (“Debenture”) due to its failure to make certain required interest payments under the Debenture. The Trustee of the Debenture (the “Trustee”) or the holders of the Debenture are entitled to accelerate the payment of the $5,155,000 principal balance plus accrued and unpaid interest totaling $1,147,636 at December 31, 2016. To date the Trustee has not accelerated the outstanding balance of the Debenture. No adjustments to the accompanying consolidated financial statements have been made as a result of this uncertainty.

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

In March 2016, the Trustee received a direction from certain equity owners of the Trust that holds the Debenture to sell the Debenture to a Director of the Company. Based upon the receipt of conflicting directions from other debt holders of the Trust, in August 2016, the Trustee commenced an action in a Minnesota State Court seeking directions from the Court. The case was subsequently transferred to United States District Court for the Southern District of New York, where the case is currently pending. The Company continues to pursue mechanisms for paying the accrued interest, such as raising additional capital.

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

The Company may be required by law or regulation to maintain cash reserves in the form of vault cash or in accounts with other banks. At December 31, 2016 and 2015, balances maintained as reserves were $70,000 and $127,000, respectively.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies, continued

Securities. Securities may be classified as trading, held to maturity or available for sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in operations. Held to maturity securities are those which management has the positive intent and ability to hold to maturity and are reported at amortized cost. Available for sale securities consist of securities not classified as trading securities nor as held to maturity securities. Unrealized holding gains and losses on available for sale securities are reported as a net amount in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on the sale of available for sale securities are determined using the specific-identification method. Premiums and discounts on securities are recognized in interest income using the interest method over the period to maturity.

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

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. There were no changes in the Company’s accounting policies or methodology during the years ended December 31, 2016 and 2015.

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

The Company provides reserves for potential payments of tax related to uncertain tax positions. These reserves are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. Potential interest and penalties associated with such uncertain tax positions is recorded as a component of income tax expense. See Note 10 for additional details.

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

The Holding Company and the Bank file a consolidated income tax return. Income taxes are allocated proportionately to the Holding Company and the Bank as though separate income tax returns were filed.

Advertising. The Company expenses all media advertising as incurred. Media advertising expense included in other noninterest expenses in the accompanying consolidated statements of operations was approximately $9,400 and $6,100 during the years ended December 31, 2016 and 2015, respectively.

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

Loss Per Share. Basic loss per share is computed on the basis of the weighted-average number of common shares outstanding. In 2016 and 2015, basic and diluted loss per share is the same due to the net loss incurred by the Company. Loss per common share has been computed based on the following (weighted-average number of common shares outstanding have been adjusted for the reverse stock split discussed above):

	Year Ended December 31,
	2016	2015
Weighted-average number of common shares outstanding used to calculate basic and diluted loss per common share	1,041,213	953,855

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

Recent Pronouncements. In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which is intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The ASU requires equity investments to be measured at fair value with changes in fair values recognized in net earnings, simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identity impairment and eliminates the requirement to disclose fair values, the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost. The ASU also clarifies that the Company should evaluate the need for a valuation allowance on a deferred tax asset related to available for-sale debt securities in combination with the Company’s other deferred tax assets. The ASU is effective for the Company beginning January 1, 2018. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies, continued

Recent Pronouncements, Continued

In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842) which will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with term of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The new ASU will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The ASU is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The Company is in the process of determining the effect of the ASU on its consolidated financial statements. Early application will be permitted.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718) intended to improve the accounting for employee share-based payments. The ASU affects all organizations that issue share-based payment awards to their employees. The ASU simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the consolidated statement of cash flows. The ASU will take effect for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has evaluated the effect of ASU and determined it has no material effect on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments-Credit Losses (Topic 326). The ASU improves financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by the Company. The ASU requires the Company to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. The Company will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is in the process of determining the effect of the ASU on its consolidated financial statements.

Reclassification. Certain amounts have been reclassified to conform to the 2016 consolidated financial statement presentation.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(2)       Securities. Securities have been classified according to management’s intent. The carrying amount of securities and approximate fair values are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At December 31, 2016:
Securities Available for Sale:
Collateralized mortgage obligations	$10,157	$—	$(405)	$9,752
SBA Pool Securities	10,470	—	—	10,470

Total	$20,627	$—	$(405)	$20,222

At December 31, 2015:
Securities Available for Sale:
Mortgage-backed securities	$10,107	$31	$(52)	$10,086
Collateralized mortgage obligations	15,223	21	(227)	15,017
SBA Pool Security	644	2	—	646

Total	$25,974	$54	$(279)	$25,749

The following summarizes sales of securities (in thousands):

	Year Ended December 31,
	2016	2015

Proceeds from sales of securities	$28,409	$8,530

Gross gains from sale of securities	48	87
Gross losses from sale of securities	(234)	(27)

Net (loss) gain from sales of securities	$(186)	$60

Securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	At December 31, 2016
	Over Twelve Months		Less Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

Securities Available for Sale:
Collateralized mortgage obligations	$(46)	$864	$(359)	$8,888

	At December 31, 2015
	Over Twelve Months		Less Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
Mortgage-backed securities	$—	$—	$(52)	$5,526
Collateralized mortgage obligations	—	—	(227)	11,783
	$—	$—	$(279)	$17,309

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(2)  Securities, Continued. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At December 31, 2016 and 2015, the unrealized losses on six and eighteen investment securities, respectively were caused by market conditions. It is expected that the securities would not be settled at a price less than the book value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Available-for-sale securities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements Using

	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2016:
Collateralized mortgage obligations	$9,752	$—	$9,752	$—
SBA Pool Securities	10,470	—	10,470	—

	$20,222	$—	$20,222	$—

At December 31, 2015:
Mortgage-backed securities	$10,086	$—	$10,086	$—
Collateralized mortgage obligations	15,017	—	15,017	—
SBA Pool Security	646	—	646	—

	$25,749	$—	$25,749	$—

During the years ended December 31, 2016 and 2015, no securities were transferred in or out of Level 1, Level 2 or Level 3.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3)     Loans.  The components of loans are as follows (in thousands):

	At December 31,	At December 31,
	2016	2015

Residential real estate	$27,334	$16,203
Multi-family real estate	5,829	3,697
Commercial real estate	29,264	34,771
Land and construction	5,681	5,258
Commercial	10,514	21,770
Consumer	1,829	3,015

Total loans	80,451	84,714

Add (deduct):
Net deferred loan fees, costs and premiums	463	154
Allowance for loan losses	(3,915)	(2,295)

Loans, net	$76,999	$82,573

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3)      Loans, Continued. An analysis of the change in the allowance for loan losses for the years ended December 31, 2016 and 2015 follows (in  thousands):

	Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Unallocated	Total
Year Ended December 31, 2016:

Beginning balance	$116	$26	$1,085	$77	$120	$151	$720	$2,295
Provision (credit) for loan losses	194	32	(2,069)	19	68	189	1,567	—
Charge-offs	—	—	(264)	—	—	(205)	—	(469)
Recoveries	—	—	2,035	24	—	30	—	2,089

Ending balance	$310	$58	$787	$120	$188	$165	$2,287	$3,915

Year Ended December 31, 2015:
Beginning balance	$66	$2	$2,058	$99	$10	$—	$9	$2,244
Provision (credit) for loan losses	34	24	(973)	(44)	110	138	711	—
Charge-offs	(289)	—	—	—	—	—	—	(289)
Recoveries	305	—	—	22	—	13	—	340

Ending balance	$116	$26	$1,085	$77	$120	$151	$720	$2,295

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3)   Loans, continued.

The balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2016 and 2015 follows (in thousands):

	Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Unallocated	Total
At December 31, 2016:
Individually evaluated for impairment:
Recorded investment	$375	$—	$1,004	$—	$—	$—	$—	$1,379
Balance in allowance for loan losses	$—	$—	$104	$—	$—	$—	$—	$104

Collectively evaluated for impairment:
Recorded investment	$26,959	$5,829	$28,260	$5,681	$10,514	$1,829	$—	$79,072
Balance in allowance for loan losses	$310	$58	$683	$120	$188	$165	$2,287	$3,811

At December 31, 2015:
Individually evaluated for impairment:
Recorded investment	$1,319	$—	$4,273	$—	$—	$—	$—	$5,592
Balance in allowance for loan losses	$—	$—	$13	$—	$—	$—	$—	$13

Collectively evaluated for impairment:
Recorded investment	$14,884	$3,697	$30,498	$5,258	$21,770	$3,015	$—	$79,122
Balance in allowance for loan losses	$116	$26	$1,072	$77	$120	$151	$720	$2,282

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3)	Loans, Continued. The following summarizes the loan credit quality (in thousands):

	Pass	OLEM (Other Loans Especially Mentioned)	Sub- standard	Doubtful	Loss	Total
At December 31, 2016:
Residential real estate	$25,326	$1,633	$375	$—	$—	$27,334
Multi-family real estate	5,829	—	—	—	—	5,829
Commercial real estate	25,979	1,174	2,111	—	—	29,264
Land and construction	5,636	45	—	—	—	5,681
Commercial	8,768	—	1,746	—	—	10,514
Consumer	1,823	—	6	—	—	1,829

Total	$73,361	$2,852	$4,238	$—	$—	$80,451

At December 31, 2015:
Residential real estate	$15,132	$—	$1,071	$—	$—	$16,203
Multi-family real estate	3,697	—	—	—	—	3,697
Commercial real estate	29,925	573	4,273	—	—	34,771
Land and construction	5,212	46	—	—	—	5,258
Commercial	19,916	—	1,854	—	—	21,770
Consumer	3,015	—	—	—	—	3,015

Total	$76,897	$619	$7,198	$—	$—	$84,714

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3)	Loans, Continued. Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At December 31, 2016:
Residential real estate	$—	$—	$—	$—	$26,959	$375	$27,334
Multi-family real estate	—	—	—	—	5,829	—	5,829
Commercial real estate	—	—	—	—	29,264	—	29,264
Land and construction	—	—	—	—	5,681	—	5,681
Commercial	—	—	—	—	10,514	—	10,514
Consumer	—	6	—	6	1,823	—	1,829

Total	$—	$6	$—	$6	$80,070	$375	$80,451

At December 31, 2015:
Residential real estate	$—	$—	$—	$—	$15,132	$1,071	$16,203
Multi-family real estate	—	—	—	—	3,697	—	3,697
Commercial real estate	—	—	—	—	31,539	3,232	34,771
Land and construction	—	—	—	—	5,258	—	5,258
Commercial	—	—	—	—	21,770	—	21,770
Consumer	—	—	—	—	3,015	—	3,015

Total	$—	$—	$—	$—	$80,411	$4,303	$84,714

The following summarizes the amount of impaired loans (in thousands):

	At December 31, 2016			At December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Residential real estate	$375	$501	$—	$1,319	$1,521	$—
Commercial real estate	—	—	—	3,232	5,287	—

With related allowance recorded - Commercial real estate	$1,004	1,004	104	1,041	1,041	13

Total
Residential real estate	$375	$501	$—	$1,319	$1,521	$—
Commercial real estate	$1,004	$1,004	$104	$4,273	$6,328	$13

Total	$1,379	$1,505	$104	$5,592	$7,849	$13

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3)	Loans, Continued. The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	For the Year Ended December 31,
	2016			2015
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received

Residential real estate	$886	$48	$76	$4,619	$175	$236
Commercial real estate	$2,071	$76	$106	$4,960	$75	$256

Total	$2,957	$124	$182	$9,579	$250	$492

There were no loans determined to be troubled debt restructurings during the years ended December 31, 2016 and 2015.

(4)	Premises and Equipment

A summary of premises and equipment follows (in thousands):

	At December 31,
	2016	2015
Land	$1,171	$1,171
Buildings and improvements	2,065	2,053
Furniture, fixtures and equipment	1,268	1,190
Leasehold improvements	119	119

Total, at cost	4,623	4,533

Less accumulated depreciation and amortization	(1,975)	(1,830)

Premises and equipment, net	$2,648	$2,703

The Company currently leases one branch facility under an operating lease. The lease contains renewal options and requires the Company to pay an allowable share of common area maintenance and real estate taxes. Rent expense under the operating lease during the years ended December 31, 2016 and 2015 was $68,000 and $64,000, respectively. At December 31, 2016, the future minimum lease payments are approximately as follows (in thousands):

Year Ending December 31,	Amount

2017	$59
Total	$59

(5)	Foreclosed Real Estate

(Income) expenses applicable to foreclosed real estate are as follows (in thousands):

	Year Ended December 31,
	2016	2015

Provision for losses on foreclosed real estate	$—	$260
Gain on sale of foreclosed real estate	(174)	(48)
Operating expenses	51	200

	$(123)	$412

At December 31, 2015 the valuation allowance with respect to foreclosed real estate was $260,000. This amount was reversed with the sale of the property in 2016.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(6)	Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $34.8 million and $32.2 million at December 31, 2016 and 2015, respectively.

A schedule of maturities of time deposits at December 31, 2016 follows (in thousands):

Year Ending December 31,	Amount
2017	$43,194
2018	12,214
2019	929
2020	230
2021	158

56,725

(7)	Federal Home Loan Bank Advances and Junior Subordinated Debenture

The maturities and interest rates on the Federal Home Loan Bank (“FHLB”) advances were as follows (dollars in thousands)

Maturity
Year Ending	Interest	At December 31,
December 31,	Rate	2016	2015
2016	0.53%	$—	$13,500
2016	0.59	—	6,500
2017	0.80	3,000	—
2017	0.49	5,000	—
2017	0.49	10,500	—
2021	1.68	5,000	—

		$23,500	$20,000

At December 31, 2016, all FHLB advances had fixed interest rates, with the exception of the FHLB advance with a balance of $3.0 million, which is adjusted daily.

At December 31, 2016 and 2015, the FHLB advances were collateralized by $22.0 million and $8.6 million, respectively, of securities and by a lien on qualifying residential one-to-four family mortgage loans, commercial and multi-family real estate loans and second mortgage loans.

Junior Subordinated Debenture. On September 30, 2004, the Company issued a $5,155,000 junior subordinated debenture to an unconsolidated subsidiary (the “Debenture”). The Debenture has a term of thirty years. The interest rate was fixed at 6.4% for the first five years, and thereafter, the coupon rate floats quarterly at the three-month LIBOR rate plus 2.45% (3.33% at December 31, 2016). The Debenture is redeemable in certain circumstances. The terms of the Debenture allow the Company to defer payments of interest on the Debenture by extending the interest payment period at any time during the term of the Debenture for up to twenty consecutive quarterly periods. Beginning in 2010, the Company exercised its right to defer payment of interest on the Debenture. Interest payments deferred as of December 31, 2016 totaled $1,147,636. The Company has deferred interest payments with respect to the Debenture for the maximum allowable twenty consecutive quarterly payments. The holder of the Debenture can accelerate the $5,155,000 principal balance as a result of this default. Under the Written Agreement, the Company is not able to make these interest payments without the prior approval of the Federal Reserve Bank of Atlanta. Regulatory approval to pay accrued and unpaid interest has been denied.

A Director of the Company has offered to purchase the Debenture and this offer has been approved by certain equity owners of the Trust that holds the Debenture. The Director has also agreed to enter into a forbearance agreement with the Company with respect to payments due under the Debenture upon consummation of the Director’s purchase of the Debenture. In March 2016, the Trustee received a direction from certain debt holders of the Trust that holds the Debenture to sell the Debenture to a Director of the Company. Based upon the receipt of conflicting directions from other equity owners of the Trust, in August 2016, the Trustee commenced an action in a Minnesota State Court seeking directions from the Court. The case was subsequently transferred to United States District Court for the Southern District of New York, where the case is currently pending. The Company continues to pursue mechanisms for paying the accrued interest, such as raising additional capital.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(8)	Financial Instruments

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	At December 31, 2016			At December 31, 2015
	Carrying Amount	Fair Value	Level	Carrying Amount	Fair Value		Level
Financial assets:
Cash and cash equivalents	$17,640	$17,640	1	$10,365	$10,365		1
Securities available for sale	20,222	20,222	2	25,749	25,749		2
Loans	76,999	76,829	3	82,573	82,429		3
Federal Home Loan Bank stock	1,113	1,113	3	966	966		3
Accrued interest receivable	380	380	3	462	462		3

Financial liabilities:
Deposit liabilities	86,009	86,364	3	97,571	97,837		3
Federal Home Loan Bank advances	23,500	23,500	3	20,000	20,000		3
Junior subordinated debenture	5,155	N/A (1)	3	5,155	N/A	(1)	3
Off-balance sheet financial instruments	—	—	—	—	—		3

(1)	The Company is unable to determine value based on significant unobservable inputs required in the calculation. Refer to Note 7 for further information.

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

As of December 31, 2016, commitments to extend credit totaled $7.1 million.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(10)	Income Taxes

Income tax benefit consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015
Current:
Federal	$—	$(320)
State	—	—

Total Current	—	(320)

Deferred:
Federal	(134)	(153)
State	(19)	(26)
Change in Valuation Allowance	153	179

Total Deferred	—	—

Total	$—	$(320)

The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows (dollars in thousands):

	Year Ended December 31,
	2016		2015
	Amount	% of Pretax Loss	Amount	% of Pretax Loss

Income tax benefit at statutory rate	$(135)	34.0%	$(164)	34.0%
Increase (decrease) resulting from:
State taxes, net of Federal tax benefit	(13)	3.3%	(17)	3.5%
Other permanent differences	(5)	1.3%	2	(0.4%)
Change in valuation allowance	153	(38.6%)	179	(37.1%)
Uncertain tax position	—	0.0%	(320)	66.3%
	$—	0.0%	$(320)	66.3%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands).

	At December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$5,125	$4,005
Premises and equipment	78	52
Foreclosed property expenses	—	849
Nonaccrual loan interest	287	399
Unrealized loss on available for sale securities	153	87
Other	56	82

Gross deferred tax assets	5,699	5,474
Less: Valuation allowance	5,393	5,240

Net deferred tax assets	306	234

Deferred tax liabilities:
Allowance for loan losses	(114)	(114)
Loan costs	(39)	(33)
Total deferred tax liabilities	(153)	(147)
Net deferred tax asset	$153	$87

During the years ended December 31, 2016 and 2015, the Company assessed its earnings history and trend over the past year and its estimate of future earnings, and determined that it was more likely than not that the deferred tax assets would not be realized in the near term. Accordingly, a valuation allowance was recorded and maintained against the net deferred tax asset for the amount not expected to be realized in the future.

At December 31, 2016, the Company had net operating loss carryforwards of approximately $13.6 million for Federal tax purposes and $13.5 million for Florida tax purposes available to offset future taxable income. These carryforwards will begin to expire in 2029. A portion of the Federal and Florida net operating losses are subject to Internal Revenue Code Section 382 limitations.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(10) Income Taxes, Continued

The Company files U.S. and Florida income tax returns. The Company is no longer subject to U.S. Federal or state income tax examinations by taxing authorities for years before 2013. The Company’s 2010 and 2009 Federal income tax returns were examined by the Internal Revenue Service (“IRS”). In 2015 the IRS closed the examination with no adjustments for taxes due. In 2015, the Company reversed its reserve for unrecognized tax benefits related to this exam by recording an income tax benefit of $320,000.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(10) Income Taxes, continued

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Year Ended December 31, 2015

Balance, beginning of year	$320
Additions for tax positions related to current year	—
Additions for tax positions of prior years	—
Settlement due to exam closure	(320)

Balance, end of year	$—

(11) Related Party Transactions

The Company has entered into transactions with its executive officers, directors and their affiliates in the ordinary course of business. There were no loans to related parties at December 31, 2016. At December 31, 2015, loans to related parties totaled $240,000. At December 31, 2016 and 2015, related parties had approximately $635,000 and $8,560,000, respectively, on deposit with the Company.

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

As of December 31, 2016, only common stock has been issued as compensation to directors for services rendered under this plan. 57,476 and 28,613 shares of common stock (adjusted for one-for-ten reverse stock split) were issued for the years ended December 31, 2016 and 2015, respectively. Subsequently, $200,000 (46,296 shares) was reclassified to other liabilities (see Note 15). A total of $246,000 and $242,000 of compensation was recorded during the 2016 and 2015 periods. At December 31, 2016 a total of 145,861 (adjusted for one-for-ten reverse stock split) shares remain available for grant.

(13)  Regulatory Matters. The Bank is subject to various regulatory capital requirements administered by the bank regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

Changes that could affect the Bank going forward include additional constraints on the inclusion of deferred tax assets in capital and increased risk weightings for nonperforming loans and acquisition/development loans in regulatory capital. Beginning on January 1, 2016, the Bank became subject to the capital conservation buffer rules which places limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers. In order to avoid these limitations, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. As of December 31, 2016, the Bank’s capital conservation buffer exceeds the minimum requirements of 0.625% for 2016. The required buffer is to be phased in over three years. Under the new regulations in the first quarter of 2015, the Bank elected an irreversible one-time opt-out to exclude accumulated other comprehensive loss from regulatory capital.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(13)   Regulatory Matters, Continued. As of December 31, 2016 and December 31, 2015, the Bank was subject to Consent Orders issued by the Federal Deposit Insurance Corporation and the State of Florida Office of Financial Regulation (“OFR”), and accordingly is deemed to be “adequately capitalized” even if its capital ratios were to exceed those generally required to be a “well capitalized” bank. An institution must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following tables. The Bank’s actual capital amounts and percentages are also presented in the table (dollars in thousands):

The following table shows the Bank’s capital amounts and ratios and regulatory thresholds at December 31, 2016 and December 31, 2015 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions		Requirements of Consent Order
	Amount	%	Amount	%	Amount	%	Amount	%
As of December 31, 2016:
Total Capital to Risk-Weighted Assets	$10,662	12.79%	$6,609	8.00%	$8,261	10.00%	$9,913	12.0%
Tier I Capital to Risk-Weighted Assets	9,498	11.50	4,957	6.00	6,609	8.00	N/A	N/A
Common equity Tier I capital to Risk-Weighted Assets	9,498	11.50	3,718	4.50	5,370	6.50	N/A	N/A
Tier I Capital to Total Assets	9,498	8.06	4,714	4.0	5,893	5.0	9,428	8.0

As of December 31, 2015:
Total Capital to Risk-Weighted Assets	$10,319	11.40%	$7,240	8.0%	$9,050	10.0%	$10,860	12.0%
Tier I Capital to Risk-Weighted Assets	9,173	10.14	5,430	6.0	7,240	8.0	N/A	N/A
Common equity Tier I capital to Risk-Weighted Assets	9,173	10.14	4,073	4.5	5,883	6.5	N/A	N/A
Tier I Capital to Total Assets	9,173	7.59	4,836	4.0	6,045	5.0	9,672	8.0

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(13)   Regulatory Matters, Continued

Regulatory Enforcement Actions

Bank Consent Order. On November 7, 2016, the Bank agreed to the issuance of a Consent Order by the FDIC and the OFR (the “Consent Order”), which requires the Bank to take certain measures to improve its safety and soundness. The Consent Order supersedes the prior consent order that became effective in 2010. Pursuant to the Consent Order, the Bank is required to take certain measures to improve its management, condition and operations, including actions to improve management practices and board supervision and independence, assure that its allowance for loan losses is maintained at an appropriate level and improve liquidity. The Consent Order requires the Bank to adopt and implement a compliance plan to address the Bank’s obligations under the Bank Secrecy Act and related obligations related to anti-money laundering. The Consent Order prohibits the payment of dividends by the Bank.

The Consent Order continues the requirement for the Bank to maintain a Tier 1 leverage ratio of at least 8% and a total risk-based capital ratio of 12% beginning 90 days from the issuance of the Consent Order. At December 31, 2016, the Bank had a Tier 1 leverage ratio of 8.06%, and a total risk-based capital ratio of 12.79%.

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

●          The Bank is required to eliminate from its books, by charge-off or collection, all assets or portions of assets classified “Loss” and 50 percent of those assets or portions of assets classified “Doubtful” in the most recent examination report that have not been previously collected or charged-off.

●          The Bank is required to submit a revised plan to reduce the remaining assets classified “Doubtful” and “Substandard” in the current or any future regulatory examination report.

●          The Bank may not extend, directly or indirectly, any additional credit to, or for the benefit of, any borrower who has a loan or other extension of credit from the Bank that has been charged-off or classified, in whole or in part, “Loss” or “Doubtful” and is uncollected.

●          The Bank may not extend, directly or indirectly, any additional credit to, or for the benefit of, any borrower who has a loan or other extension of credit from the Bank that has been classified, in whole or part, “Substandard.”

●          The Board is required to review, revise, and implement its written lending and collection policy to provide effective guidance and control over the Bank’s lending and credit administration functions.

●          The Bank is required to prepare and submit to the Supervisory Authorities an acceptable written business/strategic plan covering the overall operation of the Bank.

●          The Bank is required to develop and submit to the Supervisory Authorities a written plan and a comprehensive budget for all categories of income and expense for calendar year 2017 and subsequent years.

●          The Bank is required to implement a written plan to improve liquidity, contingency funding, interest rate risk and asset liability management.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(13)   Regulatory Matters, Continued

●          The Bank is required to revise and implement a written policy for managing interest rate risk in a manner that is appropriate to the size of the Bank and the complexity of its assets.

●          The Bank is required to revise and implement its policy for the operation of the Bank in such a manner as to provide adequate internal routines and controls within the Bank consistent with safe and sound banking practices.

●          The Bank may not accept, renew, or rollover any brokered deposit.

●          The Bank may not declare or pay dividends, pay bonuses, or make any other form of payment outside the ordinary course of business resulting in a reduction of capital, without the prior written approval of the Supervisory Authorities.

●          The Bank is required to notify the Supervisory Authorities at least sixty days prior to undertaking asset growth that exceeds 10% or more per annum or initiating material changes in asset or liability composition.

●          The Bank is required to develop, adopt, and implement a plan (“Compliance Plan”) for administration of a program reasonably designed to ensure and maintain compliance with the law and regulations related to the Bank Secrecy Act and related anti-money laundering regulations. The Compliance Plan must be consistent with the guidance for BSA/AML Risk Assessment set forth in the Federal Financial Institutions Examination Council’s Bank Secrecy Act/Anti-Money Laundering Examination Manual.

●          The Bank is required to furnish written progress reports to the Supervisory Authorities within forty-five days from the end of each quarter, detailing the form and manner of any actions taken to secure compliance with this Consent Order.

●          The Bank is required to develop a revised system of internal controls designed to ensure full compliance with the BSA rules and regulations (“BSA Internal Controls”) taking into account its size and risk profile and addressing the deficiencies and recommendations contained in the most recent examination report.

●          The Bank is required to assess its BSA staffing needs to ensure adequate qualified personnel are in place at all times.

●          The Bank is required to contract with an external independent testing firm that specializes in the BSA, AML, and OFAC rules and regulations for a review. The Bank is required to also engage an independent qualified firm, acceptable to the Supervisory Authorities, to conduct a review of all high-risk accounts and all high-risk transaction activity for the period beginning February 3, 2014, through the date of the Consent Order.

●          The Bank is in process of implementing comprehensive policies and plans to address all of the requirements of the Consent Order and has incorporated recommendations from the FDIC and OFR into these policies and plans.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(13)   Regulatory Matters, Continued

Management believes that the Bank has made substantial progress in improving its financial condition through a significant reduction in non-performing assets and the receipt of capital increases from investors since the 2010 consent order. The Bank is also seeking to eliminate the other issues raised by the FDIC and the OFR, although the Bank has been hampered by difficulties in raising capital due to the default under the Debenture and the limits placed on the Company and the Bank under the prior consent order and the Written Agreement. Management intends to continue its efforts to meet the conditions of the Consent Order and the Written Agreement.

Company Written Agreement with Reserve Bank. On June 22, 2010, the Company and the Reserve Bank entered into a Written Agreement with respect to certain aspects of the operation and management of the Company. The Written Agreement prohibits, without the prior approval of the Reserve Bank, the payment of dividends, taking dividends or payments from the Bank, making any interest, principal or other distributions on trust preferred securities (including the Debenture), incurring, increasing or guaranteeing any debt, purchasing or redeeming any shares of stock, or appointing any new director or senior executive officer. Management believes that the Company is in substantial compliance with the requirements of the Written Agreement.

(14)  Loan Loss Recovery. On January 6, 2016, the Bank completed a sale of a judgement on a defaulted credit that resulted in a $1.8 million recovery of previously charged-off amounts to the Allowance for Loan and Lease Losses (“ALLL”). This increases the balance of the ALLL to approximately $3.9 million at December 31, 2016. On February 12, 2016, and amended May 6, 2016, pursuant to the terms and requirements of the Consent Order, Management submitted a written request to the FDIC for a partial reversal of the ALLL. As of this date, no response from the FDIC has been received and management does not expect a response until the next safety and soundness examination which is expected to be performed in first and second quarters of 2017.

(15)  Reclassification. During the quarter ended March 31, 2016, the Company agreed to issue 46,296 shares to the Bank’s Chairman as compensation. The Company recorded compensation expense of $200,000 based on the fair market value of the shares at that time, and reflected the issuance of the shares as an increase in stockholders’ equity. The Bank’s Chairman has not yet taken delivery of the shares. As a result, during the quarter ended September 30, 2016, the Company determined to reclassify the transaction as a liability of the Company (rather than an increase in stockholders’ equity) until the issuance of the shares. The reclassification had no effect on the Company’s net loss for the year ended December 31, 2016.

(16) Dividends. The Company is limited in the amount of cash dividends that may be paid. Banking regulations place certain restrictions on dividends and loans or advances made by the Bank to the Holding Company. The amount of cash dividends that may be paid by the Bank to the Holding Company is based on the Bank’s net earnings of the current year combined with the Bank’s retained earnings of the preceding two years, as defined by state banking regulations. However, for any dividend declaration, the Company must consider additional factors such as the amount of current period net earnings, liquidity, asset quality, capital adequacy and economic conditions. It is likely that these factors would further limit the amount of dividends which the Company could declare. In addition, bank regulators have the authority to prohibit banks from paying dividends if they deem such payment to be an unsafe or unsound practice. At December 31, 2016, the Bank and Holding Company could not pay cash dividends (See Note 13).

(17) Contingencies. Various claims also arise from time to time in the normal course of business. In the opinion of management, none have occurred that will have a material effect on the Company’s consolidated financial statements.

(18) Retirement Plans. The Company has a 401(k) Profit Sharing plan covering all eligible employees who are over the age of twenty one and have completed one year of service.  The Company may make a matching contribution each year.  The Company did not make any matching contributions in connection with this plan during the years ended December 31, 2016 or 2015.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(19) Fair Value Measurement

Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan. Those impaired collateral-dependent loans which are measured at fair value or a nonrecurring basis are as follows (in thousands):

	At December 31, 2016
	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations For the Year Ended December 31, 2016
Residential real estate	$375	$—	$—	$375	$126	$—

	At December 31, 2015
	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations For the Year Ended December 31, 2015
Residential real estate	$671	$—	$—	$671	$202	$—
Commercial real estate	2,094	—	—	2,094	2,055	—
	$2,765	$—	$—	$2,765	$2,257	$—

Foreclosed real estate is recorded at fair value less estimated costs to sell. Foreclosed real estate which is measured at fair value on a nonrecurring basis is as follows (in thousands):

	At Year End
	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded During the Year
At December 31, 2015	$4,029	$—	$—	$4,029	$1,403	$260

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(20) Holding Company Financial Information

The Holding Company’s unconsolidated financial information as of December 31, 2016 and 2015 and for the years then ended follows (in thousands):

Condensed Balance Sheets

	At December 31,
	2016	2015
Assets

Cash	$164	$13
Investment in subsidiary	9,245	9,036
Other assets	180	180

Total assets	$9,589	$9,229

Liabilities and Stockholders’ Equity

Other liabilities	$1,353	$1,107
Junior subordinated debenture	5,155	5,155
Stockholders’ equity	3,081	2,967

Total liabilities and stockholders’ equity	$9,589	$9,229

Condensed Statements of Operations

	Year Ended December 31,
	2016	2015
Earnings of subsidiary	$302	$532
Interest expense	(193)	(162)
Other expense	(505)	(533)

Net loss	$(396)	$(163)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(396)	$(163)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation to directors	46	242
Stock compensation for services	128	—
Equity in undistributed earnings of subsidiary	(302)	(532)
Increase in other liabilities	246	307

Net cash used in operating activities	(278)	(146)

Cash flow from investing activities-
Investment in subsidiary	(21)	(42)

Cash flow from financing activities:
Proceeds from sale of common stock, net	375	30
Proceeds from sale of preferred stock	75	100
Net cash provided by financing activities	450	130
Net increase (decrease) in cash	151	(58)

Cash at beginning of the year	13	71

Cash at end of year	$164	$13

Noncash transaction-
Change in accumulated other comprehensive loss of subsidiary, net change in unrealized loss on securities available for sale	$(114)	$(221)

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(21) Subsequent Event.

Under the terms of the Consent Order, the Bank is not permitted to solicit brokered deposits. In March 2017, the FDIC notified the Bank that it considers a significant portion of the Bank’s certificates of deposit to be brokered deposits due to the rates paid on such deposits, even though such deposits were not obtained through any deposit brokers. The Bank has requested a waiver of the prohibition on brokered deposits from the FDIC. If this waiver is not granted, then the Bank would not be able to accept, renew or rollover the existing certificates of deposit that are viewed as brokered deposits, which would likely have an adverse effect on the Bank’s liquidity.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, the Company used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its evaluation under the framework in Internal Control-Integrated Framework, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2016.

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

(c) Changes in Internal Controls

The Company has made no significant changes in its internal controls over financial reporting during the quarter ended December 31, 2016 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

A list of the Company’s executive officers and biographical information about them and its directors will be included in the definitive Proxy Statement for its 2017 Annual Meeting of Stockholders to be held on April 25, 2017, which will be filed within 120 days of the end of its fiscal year ended December 31, 2016 (the “2016 Proxy Statement”) and is incorporated herein by reference. Information about its Audit Committee may be found in the Proxy Statement. That information is incorporated herein by reference.

Item 11. Executive Compensation

Information relating to the Company’s executive officer and director compensation and the compensation committee of its board of directors will be included in the 2016 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information relating to security ownership of certain beneficial owners of its common stock and information relating to the security ownership of its management will be included in the 2016 Proxy Statement and is incorporated herein by reference.

The Bank had one compensation plan under which shares of its common stock were issuable at December 31, 2016. This plan is the 2011 Equity Compensation Plan, previously approved by its stockholders. The following table sets forth information as of December 31, 2016 with respect to the number of shares of the Company’s common stock issuable pursuant to this plan.

Equity Compensation Plan Information

The following table provides information generally as of December 31, 2016, regarding securities to be issued on exercise of stock options, and securities remaining available for issuance under the Company’s equity compensation plans that were in effect during fiscal 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plans approved by stockholders	—	$—	145,861
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	145,861

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence will be included in the 2016 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accountant fees and services will be included in the 2016 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

3.1	Articles of Incorporation (incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 11, 2004)
3.2	Articles of Amendment to the Articles of Incorporation, effective as of January 7, 2009 (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 31, 2009)
3.3	Articles of Amendment to the Articles of Incorporation, effective as of November 5, 2010 (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K, filed with the SEC on November 5, 2010)
3.4	Articles of Amendment to the Articles of Incorporation, effective as of September 29, 2011 (incorporated by reference from Current Report on Form 8-K, filed with the SEC on October 4, 2011)
4.3	Bylaws (incorporated by reference from Current Report on Form 8-K filed with the SEC on May 11, 2004)
4.1	Form of stock certificate (incorporated by reference from Quarterly Report on Form 10-QSB filed with the SEC on August 12, 2004)
10.1	Amended and Restated Stock Option Plan (incorporated by reference from Annual Report on Form 10-KSB filed with the SEC on March 31, 2006)
10.2	OptimumBank Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference from Current Report on Form 8-K filed with the SEC on January 3, 2012)
10.3	OptimumBank Holdings, Inc. Director Compensation Plan (incorporated by reference from Current Report on Form 10-K filed with the SEC on March 30, 2012)
10.4	Consent Order between OptimumBank, Federal Deposit Insurance Corporation and State of Florida Office of Financial Regulation dated November 7, 2016
10.5	Written Agreement by and between OptimumBank Holdings, Inc. and Federal Reserve Bank of Atlanta dated June 22, 2010 (incorporated by reference from Quarterly Report on Form 10-Q filed with the SEC on November 15, 2010)
10.6	Amended and Restated Stock Purchase Agreement, dated as of December 5, 2011, between OptimumBank Holdings, Inc. and Moishe Gubin (incorporated by reference from Current Report on Form 8-K filed with the SEC on December 9, 2011)
10.7	Amended and Restated Stock Purchase Agreement, dated as of March 22, 2013, between OptimumBank Holdings, Inc. and Moishe Gubin (incorporated by reference from Current Report on Form 8-K filed with the SEC on March 28, 2013)
10.98	Form of Registration Rights Agreement between OptimumBank Holdings, Inc. and Moishe Gubin (incorporated by reference from Current Report on Form 8-K filed with the SEC on October 31, 2011)
10.9	Form of Registration Rights Agreement between OptimumBank Holdings, Inc. and Investors (incorporated by reference from Current Report on Form 8-K filed with the SEC on October 31, 2011)
14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated by reference from Annual Report on Form 10-K filed with the SEC on March 31, 2010)
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Certification of Principal Executive Officer under 18 U.S.C. Section 1350
32.1	Certification of Principal Financial Officer under 18 U.S.C. Section 1350

EXHIBIT INDEX

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this 10-K report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lauderdale, State of Florida, on the 20 day of March, 2017.

OPTIMUMBANK HOLDINGS, INC.
/s/ Timothy Terry
Timothy Terry
Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 20, 2017.

Signature	Title

/s/ Timothy Terry	Principal Executive Officer
Timothy Terry

/s/James R. Odza	Principal Financial Officer
James R. Odza

/s/Moishe Gubin	Director
Moishe Gubin

/s/Martin Schmidt	Director
Martin Schmidt

/s/ Joel Klein	Director
Joel Klein

/s/ John Clifford	Director
John Clifford