Form 10-Q
period 2017-03-31
OptimumBank Holdings, Inc.
filed 2017-05-12
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,103,447 shares of Common Stock, $.01 par value, issued and outstanding as of May 12, 2017.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

i

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
 (Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2017	2016
Assets:	(Unaudited)

Cash and due from banks	$17,681	$17,563
Interest-bearing deposits with banks	100	77
Total cash and cash equivalents	17,781	17,640
Securities available for sale	19,759	20,222
Loans, net of allowance for loan losses of $3,915	75,532	76,999
Federal Home Loan Bank stock	979	1,113
Premises and equipment, net	2,630	2,648
Accrued interest receivable	382	380
Other assets	802	701

Total assets	$117,865	$119,703
Liabilities and Stockholders’ Equity:

Liabilities:
Noninterest-bearing demand deposits	6,865	7,131
Savings, NOW and money-market deposits	22,109	22,153
Time deposits	58,019	56,725

Total deposits	86,993	86,009

Federal Home Loan Bank advances	20,500	23,500
Junior subordinated debenture	5,155	5,155
Advanced payment by borrowers for taxes and insurance	331	221
Official checks	84	114
Other liabilities	1,988	1,623

Total liabilities	115,051	116,622

Commitments and contingencies (Notes 1, 8 and 9)
Stockholders’ equity:
Preferred stock, no par value; 6,000,000 shares authorized, 7 shares issued and outstanding in 2017 and 2016	—	—
Common stock, $.01 par value; 5,000,000 shares authorized, 1,103,447 shares issued and outstanding in 2017 and 2016	11	11
Additional paid-in capital	34,039	34,039
Accumulated deficit	(31,000)	(30,717)
Accumulated other comprehensive loss	(236)	(252)

Total stockholders’ equity	2,814	3,081
Total liabilities and stockholders’ equity	$117,865	$119,703

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2017	2016
Interest income:
Loans	$1,045	$1,020
Securities	109	126
Other	39	23

Total interest income	1,193	1,169

Interest expense:
Deposits	180	182
Borrowings	100	74

Total interest expense	280	256

Net interest income	913	913

Provision for loan losses	—	—

Net interest income after provision for loan losses	913	913

Noninterest income:
Service charges and fees	6	19
Gain on sale of securities available for sale	—	28
Other	3	—

Total noninterest income	9	47

Noninterest expenses:
Salaries and employee benefits	442	468
Professional fees	217	160
Occupancy and equipment	100	126
Data processing	80	87
Insurance	23	27
Foreclosed real estate, net	—	29
Regulatory assessment	51	73
Other	292	266

Total noninterest expenses	1,205	1,236

Net loss	$(283)	$(276)

Net loss per share:
Basic	$(0.26)	$(0.29)

Diluted	$(0.26)	$(0.29)

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
 (In thousands)

	Three Months Ended March 31,
	2017	2016

Net loss	$(283)	$(276)

Other comprehensive income -
Unrealized gains on securities available for sale:
Unrealized gain arising during the period	26	281
Reclassification adjustment for realized gain on sale of securities available for sale	—	(28)
Net change in unrealized holding loss	26	253

Deferred income taxes on above change	(10)	(95)

Total other comprehensive income	16	158

Comprehensive loss	$(267)	$(118)

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

Three Months Ended March 31, 2017 and 2016

 (Dollars in thousands)

							Accumulated
							Other
					Additional		Comprehensive	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	(Loss)	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance at December 31, 2015	4	$—	9,628,863	$96	$33,330	$(30,321)	$(138)	$2,967

Reverse common stock split (1-for-10) (unaudited)	—	—	(8,665,694)	(87)	87	—	—	—

Common stock issued as compensation to directors (unaudited)	—	—	48,681	1	210	—	—	211

Net loss for the three months ended March 31, 2016 (unaudited)	—	—	—	—	—	(276)	—	(276)

Net change in unrealized loss on securities available for sale, net of taxes (unaudited)	—	—	—	—	—	—	158	158

Balance at March 31, 2016 (unaudited)	4	$—	1,011,850	$10	$33,627	$(30,597)	$20	$3,060
Balance at December 31, 2016	7	—	1,103,447	11	$34,039	$(30,717)	$(252)	$3,081
Net loss for the three months ended March 31, 2017 (unaudited)	—	—	—	—	—	(283)	—	(283)
Net change in unrealized loss on securities available for sale, net of taxes (unaudited)	—	—	—	—	—	—	16	16
Balance at March 31, 2017 (unaudited)	7	$—	$1,103,447	$11	$34,039	$(31,000)	$(236)	$2,814

See accompanying notes to condensed consolidated financial statements

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(283)	$(276)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	40	40
Gain on sale of securities	—	(28)
Net amortization of fees, premiums and discounts	101	72
Common stock issued as compensation	—	211
(Increase)/decrease in accrued interest receivable	(2)	20
Increase in other assets	(111)	(99)
Increase in official checks and other liabilities	335	159

Net cash provided by operating activities	80	99

Cash flows from investing activities:
Purchases of securities	—	(5,915)
Principal repayments, sales and calls of securities	433	7,841
Net decrease (increase) in loans	1,422	(771)
Purchases of premises and equipment	(22)	(31)
Redemption (purchase) of FHLB stock	134	(169)
Proceeds from sale of foreclosed real estate	—	1,617

Net cash provided by investing activities	1,967	2,572

Cash flows from financing activities:
Net increase (decrease) in deposits	984	(5,029)
Net increase in advanced payments by borrowers for taxes and insurance	110	135
Net (decrease) increase from FHLB Advances	(3,000)	3,750

Net cash used in financing activities	(1,906)	(1,144)

Net increase in cash and cash equivalents	141	1,527

Cash and cash equivalents at beginning of the period	17,640	10,365

Cash and cash equivalents at end of the period	$17,781	$11,892

See accompanying notes to condensed consolidated financial statements

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

 (In thousands)

	Three Months Ended March 31,
	2017	2016
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$239	$210

Income taxes	$—	$—

Noncash transaction -
Change in accumulated other comprehensive loss, net change in unrealized loss on securities available for sale	$16	$158

See accompanying notes to condensed consolidated financial statements

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	General. OptimumBank Holdings, Inc. (the “Holding Company”) is a one-bank holding company and owns 100% of OptimumBank (the “Bank”), a Florida-chartered commercial bank. The Bank’s wholly-owned subsidiaries are OB Real Estate Management, LLC and OB Real Estate Holdings, LLC, both of which were formed in 2009; OB Real Estate Holdings 1692 and OB Real Estate Holdings 1704 formed in 2012, collectively, (the “Real Estate Holding Subsidiaries”). The Holding Company’s only business is the operation of the Bank and its subsidiaries (collectively, the “Company”). The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of community banking services to individual and corporate customers through its three banking offices located in Broward County, Florida. OB Real Estate Management, LLC is primarily engaged in managing foreclosed real estate. This subsidiary had no activity in 2017 and 2016. All other subsidiaries are primarily engaged in holding and disposing of foreclosed real estate.

Basis of Presentation. In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2017, and the results of operations and cash flows for the three-month periods ended March 31, 2017 and 2016. The results of operations for the three months ended March 31, 2017, are not necessarily indicative of the results to be expected for the full year.

Going Concern Status. The Company is in default with respect to its $5,155,000 Junior Subordinated Debenture (“Debenture”) due to its failure to make certain required interest payments under the Debenture. The Trustee of the Debenture (the “Trustee”) or the holders of the Debenture are entitled to accelerate the payment of the $5,155,000 principal balance plus accrued and unpaid interest totaling $1,200,318 at March 31, 2017. To date the Trustee has not accelerated the outstanding balance of the Debenture. No adjustments to the accompanying condensed consolidated financial statements have been made as a result of this uncertainty.

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

Comprehensive Loss. GAAP generally requires that recognized revenue, expenses, gains and losses be included in net loss. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the condensed consolidated balance sheets, such items along with net loss, are components of comprehensive loss. The only component of comprehensive loss is the net change in the unrealized loss on the securities available for sale.

Income Taxes. The Company assessed its earnings history and trends and estimates of future earnings, and determined that the deferred tax asset could not be realized as of March 31, 2017. Accordingly, a valuation allowance was recorded against the net deferred tax asset.
(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	General, Continued.

Recent Pronouncements. In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which is intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The ASU requires equity investments to be measured at fair value with changes in fair values recognized in net earnings, simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identity impairment and eliminates the requirement to disclose fair values, the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost. The ASU also clarifies that the Company should evaluate the need for a valuation allowance on a deferred tax asset related to available for-sale debt securities in combination with the Company’s other deferred tax assets. The ASU is effective for the Company beginning January 1, 2018. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842) which will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with term of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The new ASU will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The ASU is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The Company is in the process of determining the effect of the ASU on its condensed consolidated financial statements. Early application will be permitted.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718) intended to improve the accounting for employee share-based payments. The ASU affects all organizations that issue share-based payment awards to their employees. The ASU simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the consolidated statement of cash flows. The ASU will take effect for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has evaluated the effect of ASU and determined it has no material effect on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments-Credit Losses (Topic 326). The ASU improves financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by the Company. The ASU requires the Company to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. The Company will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is in the process of determining the effect of the ASU on its condensed consolidated financial statements.

Reclassification. Certain amounts have been reclassified to conform to the 2017 condensed consolidated financial statement presentation.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2)	Securities. Securities have been classified according to management’s intent. The carrying amount of securities and approximate fair values are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At March 31, 2017:
Securities Available for Sale:
Collateralized mortgage obligations	$9,900	$—	$(355)	$9,545
SBA Pool Securities	10,238	12	(36)	10,214

Total	$20,138	$12	$(391)	$19,759

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At December 31, 2016:
Securities Available for Sale:
Collateralized mortgage obligations	$10,157	$—	$(405)	$9,752
SBA Pool Securities	10,470	—	—	10,470

Total	$20,627	$—	$(405)	$20,222

The following summarizes the sales of securities (in thousands):

	Three Months Ended March 31,
	2017	2016

Proceeds from sales of securities	$—	$6,991

Gross gains from sale of securities	—	28
Gross losses from sale of securities	—	—

Net gain from sales of securities	$—	$28

Securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	At March 31, 2017
	Over Twelve Months		Less Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

Securities Available for Sale:
Collateralized mortgage obligations	$(108)	$2,085	$(247)	$7,460
SBA Pool Securities	—	—	(36)	7,274
	$(108)	$2,085	$(283)	$14,734

	At December 31, 2016
	Over Twelve Months		Less Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

Securities Available for Sale-
Collateralized mortgage obligations	$(46)	$864	$(359)	$8,888

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2)

Securities, Continued.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrants such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospectus of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At March 31, 2017 and December 31, 2016, the unrealized losses on nineteen investment securities and six investment securities, respectively were caused by market conditions. It is expected that the securities would not be settled at a price less than the book value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans. The components of loans are as follows (in thousands):

	At March 31, 2017	At December 31, 2016

Residential real estate	$26,841	$27,334
Multi-family real estate	7,254	5,829
Commercial real estate	31,424	29,264
Land and construction	3,011	5,681
Commercial	8,997	10,514
Consumer	1,513	1,829

Total loans	79,040	80,451

Add (deduct):
Net deferred loan fees, costs and premiums	407	463
Allowance for loan losses	(3,915)	(3,915)

Loans, net	$75,532	$76,999

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued. An analysis of the change in the allowance for loan losses follows (in thousands):

	Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Unallocated	Total
Three Months Ended March 31, 2017:

Beginning balance	$310	$58	$787	$120	$188	$165	$2,287	$3,915
(Credit) provision for loan losses	(8)	15	31	(61)	(62)	(7)	92	—
Charge-offs	—	—	—	—	—	(9)	—	(9)
Recoveries	—	—	—	6	—	3	—	9

Ending balance	$302	$73	$818	$65	$126	$152	$2,379	$3,915

Three Months Ended March 31, 2016:
Beginning balance	$116	$26	$1,085	$77	$120	$151	$720	$2,295
Provision (credit) for loan losses	152	14	(1,722)	(2)	92	29	1,437	—
Charge-offs	—	—	—	—	—	(32)	—	(32)
Recoveries	—	—	1,808	6	—	3	—	1,817

Ending balance	$268	$40	$1,171	$81	$212	$151	$2,157	$4,080

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued.

	Residential Real Estate	Multi- Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Unallocated	Total
At March 31, 2017:
Individually evaluated for impairment:
Recorded investment	$372	$—	$996	$—	$—	$—	$—	$1,368
Balance in allowance for loan losses	$—	$—	$103	$—	$—	$—	$—	$103

Collectively evaluated for impairment:
Recorded investment	$26,469	$7,254	$30,428	$3,011	$8,997	$1,513	$—	$77,672
Balance in allowance for loan losses	$302	$73	$715	$65	$126	$152	$2,379	$3,812

At December 31, 2016:
Individually evaluated for impairment:
Recorded investment	$375	$—	$1,004	$—	$—	$—	$—	$1,379
Balance in allowance for loan losses	$—	$—	$104	$—	$—	$—	$—	$104

Collectively evaluated for impairment:
Recorded investment	$26,959	$5,829	$28,260	$5,681	$10,514	$1,829	$—	$79,072
Balance in allowance for loan losses	$310	$58	$683	$120	$188	$165	$2,287	$3,811

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued. The following summarizes the loan credit quality (in thousands):

	Pass	OLEM (Other Loans Especially Mentioned)	Sub- standard	Doubtful	Loss	Total
At March 31, 2017:
Residential real estate	$23,060	$3,409	$372	$—	$—	$26,841
Multi-family real estate	7,254	—	—	—	—	7,254
Commercial real estate	26,977	3,451	996	—	—	31,424
Land and construction	1,246	1,765	—	—	—	3,011
Commercial	8,997	—	—	—	—	8,997
Consumer	1,488	—	25	—	—	1,513

Total	$69,022	$8,625	$1,393	$—	$—	$79,040

At December 31, 2016:
Residential real estate	$25,326	$1,633	$375	$—	$—	$27,334
Multi-family real estate	5,829	—	—	—	—	5,829
Commercial real estate	25,979	1,174	2,111	—	—	29,264
Land and construction	5,636	45	—	—	—	5,681
Commercial	8,768	—	1,746	—	—	10,514
Consumer	1,823	—	6	—	—	1,829

Total	$73,361	$2,852	$4,238	$—	$—	$80,451

Pass – a Pass loan’s primary source of loan repayment is satisfactory, with secondary sources very likely to be realized if necessary. These are loans that conform in all aspects to bank policy and regulatory requirements, and no repayment risk has been identified.

OLEM – an Other Loan Especially Mentioned has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or the Company’s credit position at some future date.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued. Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At March 31, 2017:
Residential real estate	$407	$—	$—	$407	$26,434	$—	$26,841
Multi-family real estate	—	—	—	—	7,254	—	7,254
Commercial real estate	—	—	—	—	31,424	—	31,424
Land and construction	—	—	—	—	3,011	—	3,011
Commercial	1,746	—	—	1,746	7,251	—	8,997
Consumer	25	—	—	25	1,488	—	1,513

Total	$2,178	$—	$—	$2,178	$76,862	$—	$79,040

At December 31, 2016:
Residential real estate	$—	$—	$—	$—	$26,959	$375	$27,334
Multi-family real estate	—	—	—	—	5,829	—	5,829
Commercial real estate	—	—	—	—	29,264	—	29,264
Land and construction	—	—	—	—	5,681	—	5,681
Commercial	—	—	—	—	10,514	—	10,514
Consumer	—	6	—	6	1,823	—	1,829

Total	$—	$6	$—	$6	$80,070	$375	$80,451

The following summarizes the amount of impaired loans (in thousands):

	At March 31, 2017			At December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Residential real estate	$372	$498	$—	$375	$501	$—

With related allowance recorded - Commercial real estate	$996	996	103	1,004	1,004	104

Total
Residential real estate	$372	$498	$—	$375	$501	$—
Commercial real estate	$996	$996	$103	$1,004	$1,004	$104

Total	$1,368	$1,494	$103	$1,379	$1,505	$104

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued. The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	For the Period Ended March 31,			For the Period Ended March 31,
	2017			2016
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received

Residential real estate	$372	$12	$12	$1,048	$12	$18
Commercial real estate	$895	$13	$13	$3,100	$13	$36

Total	$1,267	$25	$25	$4,148	$25	$54

No loans have been determined to be troubled debt restructurings during the three months ended March 31, 2017 or 2016.

(4)	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2017 of the regulatory capital requirements and the Bank’s capital on a percentage basis:

	Bank	Consent Order Regulatory Requirement

Tier I capital to total average assets	8.18%	8.00%

Tier I capital to risk-weighted assets	12.28%	N/A

Common equity Tier I capital to risk-weighted assets	12.28%	N/A

Total capital to risk-weighted assets	13.58%	12.00%

At March 31, 2017, the Bank is well-capitalized. As a result of the Consent Order discussed in Note 9, the Bank cannot be categorized higher than “adequately capitalized” until the Consent Order is lifted, even if its ratios were to exceed those required to be a “well capitalized” bank.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(5)	Per Share. Basic loss per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Loss per common share have been computed based on the following (weighted-average number of common shares outstanding have been adjusted for the reverse stock split discussed in note 11):

	Three Months Ended March 31,
	2017	2016
Weighted-average number of common shares outstanding used to calculate basic and diluted loss per common share	1,103,447	963,673

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(6)	Stock-Based Compensation. On December 27, 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan (“2011 Plan”). In May 2016, the Company increased the total number of shares available to be awarded from 105,000 shares (adjusted for the one-for-ten reverse stock split) to 210,000 shares. Options, restricted stock, performance share awards and bonus share awards in lieu of obligations may be issued under the 2011 Plan. Both incentive stock options and nonqualified stock options can be granted under the 2011 Plan. The exercise price of the stock options cannot be less than the fair market value of the common stock on the date of grant. Options must be exercised within ten years of the date of grant.

As of March 31, 2017, only common stock has been issued as compensation to directors for services rendered under this plan. There were no shares of common stock issued during the period ended March 31, 2017. A total of 48,681 shares of common stock (adjusted for one-for-ten reverse stock split) were issued during the period ended March 31, 2016. A total of $211,000 of compensation was recorded during the period ended March 31, 2016. Subsequently, $200,000 (46,296 shares) was reclassified to other liabilities (see Note 13). At March 31, 2017, a total of 145,861 (adjusted for one-for-ten reverse stock split) shares remain available for grant.

(7)	Fair Value Measurements. Assets measured at fair value on a nonrecurring basis are as follows (in thousands):

Impaired Collateral Dependent Loans:

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations
At March 31, 2017-
Residential real estate	$372	$—	$—	$372	$126	$—

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations
At December 31, 2016-
Residential real estate	$375	$—	$—	$375	$126	$—

Available-for-sale securities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

At March 31, 2017:
Collateralized mortgage obligations	$9,545	—	$9,545	—
SBA Pool Securities	10,214	—	10,214	—

	$19,759	—	$19,759	—
At December 31, 2016:
Collateralized mortgage obligations	$9,752	$—	$9,752	$—
SBA Pool Securities	10,470	—	10,470	—

	$20,222	$—	$20,222	$—

During the three months ended March 31, 2017 and 2016, no securities wear transferred in or out of Level 1, Level 2 or Level 3.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(8)	Value of Financial Instruments. The estimated fair values and fair value measurement method with respect to the Company’s financial instruments were as follows (in thousands):

	At March 31, 2017				At December 31, 2016
	Carrying Amount	Fair Value		Level	Carrying Amount	Fair Value		Level
Financial assets:
Cash and cash equivalents	$17,781	$17,781		1	$17,640	$17,640		1
Securities available for sale	19,759	19,759		2	20,222	20,222		2
Loans	75,532	75,424		3	76,999	76,829		3
Federal Home Loan Bank stock	979	979		3	1,113	1,113		3
Accrued interest receivable	382	382		3	380	380		3

Financial liabilities:
Deposit liabilities	86,993	87,356		3	86,009	86,364		3
Federal Home Loan Bank advances	20,500	20,454		3	23,500	23,500		3
Junior subordinated debenture	5,155	N/A	(1)	3	5,155	N/A	(1)	3
Off-balance sheet financial instruments	—	—		—	—	—		—

(1)	The Company is unable to determine value based on significant unobservable inputs required in the calculation refer to Note 10 for further information.

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

As of March 31, 2017, commitments to extend credit totaled $1.9 million.

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

Changes that could affect the Bank going forward include additional constraints on the inclusion of deferred tax assets in capital and increased risk weightings for nonperforming loans and acquisition/development loans in regulatory capital. Beginning on January 1, 2016, the Bank become subject to the capital conservation buffer rules which places limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers. In order to avoid these limitations, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. As of March 31, 2017 and December 31, 2016, the Bank’s capital conversation buffer exceeds the minimum requirements of 0.625%. The required buffer is to be phased in over three years. Under the new regulations in the first quarter of 2015, the Bank elected an irreversible one-time opt-out to exclude accumulated other comprehensive income(loss) from regulatory capital.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(9)

Regulatory Matters, Continued. As of March 31, 2017 and December 31, 2016, the Bank is subject to a Consent Order issued by the Federal Deposit Insurance Corporation and the State of Florida Office of Financial Regulation (“OFR”), and accordingly is deemed to be “adequately capitalized” even if its capital ratios were to exceed those generally required to be a “well capitalized” bank. An institution must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following tables. The Bank’s actual capital amounts and percentages are also presented in the table (dollars in thousands):

The following table shows the Bank’s capital amounts and ratios and regulatory thresholds at March 31, 2017 and December 31, 2016 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions		Requirements of Consent Order
	Amount	%	Amount	%	Amount	%	Amount	%
As of March 31, 2017:
Total Capital to Risk-Weighted Assets	$10,529	13.58%	$6,203	8.0%	$7,753	10.0%	$9,304	12.0%
Tier I Capital to Risk-Weighted Assets	9,523	12.28	4,652	6.0	6,203	8.0	N/A	N/A
Common equity Tier I capital to Risk-Weighted Assets	9,523	12.28	3,489	4.5	5,090	6.5	N/A	N/A
Tier I Capital to Total Assets	9,523	8.18	4,658	4.0	5,823	5.0	9,316	8.0

As of December 31, 2016:
Total Capital to Risk-Weighted Assets	$10,662	12.79%	$6,609	8.0%	$8,261	10.0%	$9,913	12.0%
Tier I Capital to Risk-Weighted Assets	9,498	11.50	4,957	6.0	6,609	8.0	N/A	N/A
Common equity Tier I capital to Risk-Weighted Assets	9,498	11.50	3,718	4.5	5,370	6.5	N/A	N/A
Tier I Capital to Total Assets	9,498	8.06	4,714	4.0	5,893	5.0	9,428	8.0

Regulatory Enforcement Actions

Bank Consent Order. On November 7, 2016, the Bank agreed to the issuance of a Consent Order by the FDIC and the OFR (the “Consent Order”), which requires the Bank to take certain measures to improve its safety and soundness. The Consent Order supersedes the prior consent order that became effective in 2010. Pursuant to the Consent Order, the Bank is required to take certain measures to improve its management, condition and operations, including actions to improve management practices and board supervision and independence, assure that its allowance for loan losses is maintained at an appropriate level and improve liquidity. The Consent Order requires the Bank to adopt and implement a compliance plan to address the Bank’s obligations under the Bank Secrecy Act and related obligations related to anti-money laundering. The Consent Order prohibits the payment of dividends by the Bank. The Consent Order continues the requirement for the Bank to maintain a Tier 1 leverage ratio of at least 8% and a total risk-based capital ratio of 12% beginning 90 days from the issuance of the Consent Order. At March 31, 2017, the Bank had a Tier 1 leverage ratio of 8.18%, and a total risk-based capital ratio of 13.58%.

See Footnote 13 to the Consolidated Financial Statements included in the Company’s 2016 Form 10-K for additional information concerning the requirements of the Consent Order.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

Regulatory Matters, Continued. Management believes that the Bank has made substantial progress in improving its financial condition through a significant reduction in non-performing assets and the receipt of capital increases from investors since the 2010 Consent Order. The Bank is also seeking to address the other issues raised by the FDIC and the OFR, although the Bank has been hampered by difficulties in raising capital due to the default under the Debenture and the limits placed on the Company and the Bank under the prior Consent Order and the Written Agreement. Management intends to continue its efforts to meet the conditions of the New Consent Order and the Written Agreement.

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

(10)	Junior Subordinated Debenture. On September 30, 2004, the Company issued a $5,155,000 junior subordinated debenture to an unconsolidated subsidiary (the “Debenture”). The Debenture has a term of thirty years. The interest rate was fixed at 6.4% for the first five years, and thereafter, the coupon rate floats quarterly at the three-month LIBOR rate plus 2.45% (3.45% at March 31, 2017). The Debenture is redeemable in certain circumstances. The terms of the Debenture allow the Company to defer payments of interest on the Debenture by extending the interest payment period at any time during the term of the Debenture for up to twenty consecutive quarterly periods. Beginning in 2010, the Company exercised its right to defer payment of interest on the Debenture. Interest payments deferred as of March 31, 2017 totaled $1,200,318. The Company has deferred interest payments with respect to the Debenture for the maximum allowable twenty consecutive quarterly payments. The holder of the Debenture can accelerate the $5,155,000 principal balance as a result of this default. Under the Written Agreement, the Company is not able to make these interest payments without the prior approval of the Federal Reserve Bank of Atlanta. Regulatory approval to pay accrued and unpaid interest has been denied.

A Director of the Company has offered to purchase the Debenture and this offer has been approved by certain equity owners of the Trust that holds the Debenture. The Director has also agreed to enter into a forbearance agreement with the Company with respect to payments due under the Debenture upon consummation of the Director’s purchase of the debenture.

In March of 2016, the Trustee received a direction from certain equity owners of the Trust that hold the Debenture to Sell the Debenture to a Director of the Company. Based upon the receipt of other conflicting directions, in August 26, 2016, the Trustee commenced an action in a Minnesota State Court seeking directions from the Court. The case was subsequently transferred to the United States District Court for the Southern District of New York, were the case is currently pending. The Company continues to pursue mechanisms for paying the accrued interest, such as raising additional capital.

(11)	Reverse Common Stock Split. Effective January 11, 2016 each ten shares of the Company’s common stock were converted into one share of common stock. Loss per share for 2017 and 2016 has been adjusted to reflect the 1-for-10 reverse common stock split.

(12)	Loan Loss Recovery. On January 6, 2016, the Bank completed a sale of judgement on a defaulted credit that resulted in a $1.8 million recovery of previously charged-off amounts to the Allowance for Loan and Lease Losses (“ALLL”). This increases the balance of the ALLL to approximately $4.2 million. On February 12, 2016, and amended May 6, 2016, pursuant to the terms and requirements of the Consent Order, Management submitted a written request to the FDIC for a partial reversal of the ALLL. As of this date, no response from the FDIC has been received and management does not expect a response until the completion of the report from the safety and soundness examination performed in the first and second quarters of 2017.

(13)	Reclassification. During the quarter ended March 31, 2016, the Company agreed to issue 46,296 shares to the Bank’s Chairman as compensation. The Company recorded compensation expense of $200,000 based on the fair market value of the shares at that time, and reflected the issuance of the shares as an increase in stockholders’ equity. The Bank’s Chairman has not yet taken delivery of the shares. As a result, during the quarter ended September 30, 2016, the Company determined to reclassify the transaction as a liability of the Company (rather than an increase in stockholders’ equity) until the issuance of the shares. As of December 31, 2016, an accrued liability totaling $200,000 was recorded in connection with these shares.

(14)	Brokered Deposits. Under the terms of the Consent Order, the Bank is not permitted to solicit brokered deposits. In March 2017, the FDIC notified the Bank that it considers a significant portion of the Bank’s certificates of deposit to be brokered deposits due to the rates paid on such deposits, even though such deposits were not obtained through any deposit brokers. The Bank has requested a waiver of the prohibition on brokered deposits from the FDIC. If this waiver is not granted, then the Bank would not be able to accept, renew or rollover the existing certificates of deposit that are viewed as brokered deposits, which would likely have an adverse effect on the Bank’s liquidity. As of March 31, 2017, the Bank had $30.8 million in brokered deposits that mature over the next two years. Management is exploring all alternatives to resolve this issue including, but not limited to, raising local deposits.

(15)	Bank Secrecy Act (“BSA”) Lookback Review. Under the terms of the Consent Order, the Bank is required to perform a BSA lookback review. The Bank estimates that the cost of the BSA lookback review will range from $250,000 to $300,000 based on an independent firm’s proposal for services. The proposal and ultimate agreement is subject to FDIC review and approval. Until the approval is received, these BSA services cannot be rendered. Once the BSA lookback review begins, the independent firm has 120 days to complete the work. As of March 31, 2017, the Bank has accrued $160,000 for the proposed services.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto presented elsewhere in this report. For additional information, refer to the financial statements and footnotes for the year ended December 31, 2016 in the Annual Report on Form 10-K.

The following discussion and analysis should also be read in conjunction with the condensed financial statements and notes thereto appearing elsewhere in this report. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve known and unknown risks and uncertainties, many of which are beyond the control of the Company, including adverse changes in economic, political and market conditions, losses from the Company’s lending activities and changes in market conditions, the possible loss of key personnel, the impact of increasing competition, the impact of changes in government regulation, the possibility of liabilities arising from violations of federal and state securities laws and the impact of changes in technology in the banking industry. Although the Company believes that its forward-looking statements are based upon reasonable assumptions regarding its business and future market conditions, there can be no assurances that the Company’s actual results will not differ materially from any results expressed or implied by the Company’s forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned that any forward-looking statements are not guarantees of future performance.

Regulatory Enforcement Actions

Bank Consent Order. On November 7, 2016, the Bank agreed to the issuance of a Consent Order by the FDIC and the OFR (the “Consent Order”), which requires the Bank to take certain measures to improve its safety and soundness. The Consent Order supersedes the prior consent order that became effective in 2010. Pursuant to the Consent Order, the Bank is required to take certain measures to improve its management, condition and operations, including actions to improve management practices and board supervision and independence, assure that its allowance for loan losses is maintained at an appropriate level and improve liquidity. The Consent Order requires the Bank to adopt and implement a compliance plan to address the Bank’s obligations under the Bank Secrecy Act and related obligations related to anti-money laundering. The Consent Order prohibits the payment of dividends by the Bank. The Consent Order continues the requirement for the Bank to maintain a Tier 1 leverage ratio of at least 8% and a total risk-based capital ratio of 12% beginning 90 days from the issuance of the Consent Order. At March 31, 2017, the Bank had a Tier 1 leverage ratio of 8.18%, and a total risk-based capital ratio of 13.58%.

See Footnote 13 to the Consolidated Financial Statements included in the Company’s 2016 Form 10-K for additional information concerning the requirements of the Consent Order.

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

Capital Levels

Quantitative measures established by regulation and by the Consent Order to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. As of March 31, 2017, the Bank met the minimum applicable capital adequacy requirements for Total Capital to Risk – Weighted Assets, and for Tier I Capital to Total Assets.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

The Bank’s actual and required minimum capital ratios were as follows (in thousands):

Regulatory Capital Requirements

					Minimum
					To Be Well
					Capitalized Under
					Prompt
			For Capital		Corrective		Requirements of
	Actual		Adequacy Purposes		Action Provisions		Consent Order
	Amount	%	Amount	%	Amount	%	Amount	%
As of March 31, 2017:
Total Capital to Risk-Weighted Assets	$10,529	13.58%	$6,203	8.0%	$7,753	10.0%	$9,304	12.0%
Tier I Capital to Risk-Weighted Assets	9,523	12.28	4,652	6.0	6,203	8.0	N/A	N/A
Common equity Tier I capital to Risk-Weighted Assets	9,523	12.28	3,489	4.5	5,090	6.5	N/A	N/A
Tier I Capital to Total Assets	9,523	8.18	4,658	4.0	5,823	5.0	9,316	8.0

As of December 31, 2016:
Total Capital to Risk-Weighted Assets	$10,662	12.79%	$6,609	8.0%	$8,261	10.0%	$9,913	12.00%
Tier I Capital to Risk-Weighted Assets	9,498	11.50	4,957	6.0	6,609	8.0	N/A	N/A
Common Equity Tier 1 Capital to Risk-Weighted Assets	9,498	11.50	3,718	4.5	5,370	6.5	N/A	N/A
Tier I Capital to Total Assets	9,498	8.06	4,714	4.0	5,893	5.0	9,428	8.0

Financial Condition at March 31, 2017 and December 31, 2016

Overview

The Bank’s total assets decreased by $1.8 million to $117.9 million at March 31, 2017, from $119.7 million at December 31, 2016, primarily due to a reduction in total loans. Total stockholders’ equity decreased approximately $0.3 million at March 31, 2017 from $3.1 million at December 31, 2016 to $2.8 million, due to the net loss of $283,000 for the three months ended March 31, 2017.

The following table shows selected information for the periods ended or at the dates indicated:

	Three Months Ended March 31, 2017	Year Ended December 31, 2016

Average equity as a percentage of average assets	2.6%	2.6%

Equity to total assets at end of period	2.4%	2.6%

Return on average assets (1)	(1.0)%	(0.3)%

Return on average equity (1)	(37.7)%	(12.5)%

Noninterest expenses to average assets (1)	4.14%	3.3%

(1) Annualized for the three months ended March 31, 2017.

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

In addition to obtaining funds from depositors, we may borrow funds from other financial institutions. At March 31, 2017, the Bank had outstanding borrowings of $20,500,000, against its $29,880,750 in established borrowing capacity with the FHLB. The Bank’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. In 2010, the Bank obtained an available discount window credit line with the Federal Reserve Bank, currently $694,600. The Federal Reserve Bank line is subject to collateral requirements and must be repaid within 90 days; each advance is subject to prior Federal Reserve Bank consent. The Bank also has a $2.5 million line of credit with SunTrust, $750,000 line of credit with Servis First Bank and a $2.5 million line of credit with AloStar Bank. We measure and monitor our liquidity daily and believe our liquidity sources are adequate to meet our operating needs.

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

The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. As of March 31, 2017, the Company had commitments to extend credit totaling $1.9 million.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

Junior Subordinated Debenture

On September 30, 2004, the Company issued a $5,155,000 junior subordinated debenture to an unconsolidated subsidiary (the “Debenture”). The Debenture has a term of thirty years. The interest rate was fixed at 6.4% for the first five years, and thereafter, the coupon rate floats quarterly at the three-month LIBOR rate plus 2.45% (3.45% at March 31, 2017). The Debenture is redeemable in certain circumstances. The terms of the Debenture allow the Company to defer payments of interest on the Debenture by extending the interest payment period at any time during the term of the Debenture for up to twenty consecutive quarterly periods. Beginning in 2010, the Company exercised its right to defer payment of interest on the Debenture. Interest payments deferred as of March 31, 2017 totaled $1,200,318. The Company has deferred interest payments with respect to the Debenture for the maximum allowable twenty consecutive quarterly payments. The holder of the Debenture can accelerate the $5,155,000 principal balance as a result of this default. Under the Written Agreement, the Company is not able to make these interest payments without the prior approval of the Federal Reserve Bank of Atlanta. Regulatory approval to pay accrued and unpaid interest has been denied.

A Director of the Company has offered to purchase the Debenture and this offer has been approved by certain equity owners of the Trust that holds the Debenture. The Director has also agreed to enter into a forbearance agreement with the Company with respect to payments due under the Debenture upon consummation of the Director’s purchase of the debenture.

In March of 2016, the Trustee received a direction from certain equity owners of the Trust that hold the Debenture to Sell the Debenture to a Director of the Company. Based upon the receipt of other conflicting directions, in August 26, 2016, the Trustee commenced an action in a Minnesota State Court seeking directions from the Court. The case was subsequently transferred to the United States District Court for the Southern District of New York, were the case is currently pending. The Company continues to pursue mechanisms for paying the accrued interest, such as raising additional capital.

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

	Three Months Ended March 31,
	2017			2016
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans	$81,045	$1,045	5.16%	$82,358	$1,020	4.95%
Securities	20,072	109	2.17	23,963	126	2.10
Other (1)	14,577	39	1.07	10,743	23	0.86

Total interest-earning assets/interest income	115,694	1,193	4.12	117,064	1,169	3.99

Cash and due from banks	1,181			828
Premises and equipment	2,640			2,697
Other	(3,062)			808

Total assets	$116,453			$121,397

Interest-bearing liabilities:
Savings, NOW and money-market deposits	22,231	27	0.49	24,271	30	0.49
Time deposits	56,863	153	1.08	64,795	152	0.94
Borrowings (2)	25,722	100	1.56	18,706	74	1.58

Total interest-bearing liabilities/interest expense	104,816	280	1.07	107,772	256	.95

Noninterest-bearing demand deposits	6,575			3,501
Other liabilities	2,062			7,041
Stockholders’ equity	3,000			3,083

Total liabilities and stockholders’ equity	$116,453			$121,397

Net interest income		$913			$913

Interest rate spread (3)			3.05%			3.04%

Net interest margin (4)			3.16%			3.12%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.10%			1.09%

(1)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and junior subordinated debenture.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

Comparison of the Three-Month Periods Ended March 31, 2017 and 2016

General. Net loss for the three months ended March 31, 2017, was $(283,000) or $(0.26) per basic and diluted share compared to a net loss of$(276,000) or $(0.29) per basic and diluted share for the period ended March 31, 2016.

Interest Income. Interest income increased $24,000 for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Interest Expense. Interest expense on deposits decreased $2,000 to $180,000 for the three months ended March 31, 2017 compared to the prior period.

Provision for Loan Losses. There was no provision for losses during the 2017 or 2016 period. The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio at March 31, 2017. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $3.9 million or 4.95% of loans outstanding at March 31, 2017, as compared to $3.9 million or 4.87% of loans outstanding at December 31, 2016.

Noninterest Income. Total noninterest income decreased to $9,000 for the three months ended March 31, 2017, from $47,000 for the three months ended March 31, 2016 due to gains on securities sales of $28,000 in 2016 and reduced service charges and other fees.

Noninterest Expenses. Total noninterest expenses remained flat at $1.2 million for the three months ended March 31, 2017 compared to $1.2 million for the three months ended March 31, 2016.

Item 4. Controls and Procedures

The Company’s management evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report, and, based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Non-Employee Director Share Issuances

On March 31, 2017, the Company agreed to issue 4,312 shares of its common stock to the Company’s non-employee directors under the Company’s 2011 Equity Incentive Plan and the Company’s Non-Employee Director Compensation Plan (the “Director Compensation Plan”) for attendance fees at board meetings of the Company. Under the Director Compensation Plan, which became effective on January 1, 2012, fees for attendance at board and committee meetings are payable 75% in shares of common stock and 25% in cash on a quarterly basis. The shares were issued at the price of $3.15, the fair market value of the shares on the date of issuance. Pursuant to the Director Compensation Plan, a director must remain on the board as of the end of the year to earn the shares. Therefore, these shares with an aggregate value of $13,583 are recorded as a liability as of March 31, 2017. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Other Significant Share Issuance

On March 27, 2017, the Company allocated 59,523 shares to the Bank’s Chairman under the 2011 Equity Incentive Plan as compensation for services as a director at the price of $3.36 per share, the fair market value of the shares on the date of issuance. The aggregate value of $200,000 was also recorded as a liability because the Bank’s Chairman has yet to take delivery of the shares. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 3. Defaults on Senior Securities

Junior Subordinated Debenture

On September 30, 2004, the Company issued a $5,155,000 junior subordinated debenture to an unconsolidated subsidiary (the “Debenture”). The Debenture has a term of thirty years. The interest rate was fixed at 6.4% for the first five years, and thereafter, the coupon rate floats quarterly at the three-month LIBOR rate plus 2.45% (3.45% at March 31, 2017). The Debenture is redeemable in certain circumstances. The terms of the Debenture allow the Company to defer payments of interest on the Debenture by extending the interest payment period at any time during the term of the Debenture for up to twenty consecutive quarterly periods. Beginning in 2010, the Company exercised its right to defer payment of interest on the Debenture. Interest payments deferred as of March 31, 2017 totaled $1,200,318. The Company has deferred interest payments with respect to the Debenture for the maximum allowable twenty consecutive quarterly payments. The holder of the Debenture can accelerate the $5,155,000 principal balance as a result of this default. Under the Written Agreement, the Company is not able to make these interest payments without the prior approval of the Federal Reserve Bank of Atlanta. Regulatory approval to pay accrued and unpaid interest has been denied.

A Director of the Company has offered to purchase the Debenture and this offer has been approved by certain equity owners of the Trust that holds the Debenture. The Director has also agreed to enter into a forbearance agreement with the Company with respect to payments due under the Debenture upon consummation of the Director’s purchase of the debenture.

In March of 2016, the Trustee received a direction from certain equity owners of the Trust that hold the Debenture to Sell the Debenture to a Director of the Company. Based upon the receipt of other conflicting directions, in August 26, 2016, the Trustee commenced an action in a Minnesota State Court seeking directions from the Court. The case was subsequently transferred to the United States District Court for the Southern District of New York, were the case is currently pending. The Company continues to pursue mechanisms for paying the accrued interest, such as raising additional capital.

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

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date:	May 12, 2017	By:	/s/ Timothy Terry
Timothy Terry,
Principal Executive Officer

		By:	/s/ James R. Odza
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