Form 10-Q
period 2017-06-30
OptimumBank Holdings, Inc.
filed 2017-08-14
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer [ ]		Accelerated filer [ ]

Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,103,447 shares of Common Stock, $.01 par value, issued and outstanding as of August 14, 2017.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets:
Cash and due from banks	19,552	$17,563
Interest-bearing deposits with banks	184	77
Total cash and cash equivalents	19,736	17,640
Securities available for sale	19,161	20,222
Loans, net of allowance for loan losses of $3,895 and $3,915	69,256	76,999
Federal Home Loan Bank stock	979	1,113
Premises and equipment, net	2,608	2,648
Accrued interest receivable	343	380
Other assets	672	701

Total assets	112,755	$119,703
Liabilities and Stockholders’ Equity:

Liabilities:
Noninterest-bearing demand deposits	7,597	7,131
Savings, NOW and money-market deposits	22,258	22,153
Time deposits	51,795	56,725

Total deposits	81,650	86,009

Federal Home Loan Bank advances	20,500	23,500
Junior subordinated debenture	5,155	5,155
Advanced payment by borrowers for taxes and insurance	494	221
Official checks	194	114
Other liabilities	2,089	1,623

Total liabilities	110,082	116,622

Commitments and contingencies (Notes 1, 8 and 9)
Stockholders’ equity:
Preferred stock, no par value; 6,000,000 shares authorized, 7 shares issued and outstanding in 2017 and 2016	—	—
Common stock, $.01 par value; 5,000,000 shares authorized, 1,103,447 shares issued and outstanding in 2017 and 2016	11	11
Additional paid-in capital	34,039	34,039
Accumulated deficit	(31,169)	(30,717)
Accumulated other comprehensive loss	(208)	(252)

Total stockholders’ equity	2,673	3,081
Total liabilities and stockholders’ equity	112,755	$119,703

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Interest income:
Loans	$955	$1,054	$1,999	$2,074
Securities	101	124	210	251
Other	58	27	97	50

Total interest income	1,114	1,205	2,306	2,375

Interest expense:
Deposits	176	186	356	368
Borrowings	137	95	237	170

Total interest expense	313	281	593	538

Net interest income	801	924	1,713	1,837

Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	801	924	1,713	1,837

Noninterest income:
Service charges and fees	5	22	11	41
Gain on sale of securities available for sale	—	17	—	45
Other	3	7	5	7

Total noninterest income	8	46	16	93

Noninterest expenses:
Salaries and employee benefits	436	487	878	955
Occupancy and equipment	102	108	202	235
Data processing	86	86	166	173
Professional fees	177	170	392	329
Insurance	24	25	47	52
Foreclosed real estate, net	—	8	—	36
Regulatory assessment	51	74	102	147
Other	101	66	394	334

Total noninterest expenses	977	1,024	2,181	2,261

Net Loss	$(168)	$(54)	$(452)	$(331)

Net Loss per share-
Basic and diluted	$(0.16)	$(0.06)	$(0.41)	$(0.33)

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net loss	$(168)	$(54)	$(452)	$(331)
Other comprehensive income:
Unrealized gains on securities available for sale:
Unrealized gain arising during the period	45	126	71	407
Reclassification adjustment for realized gains on securities available for sale	—	(17)	—	(45)
Net change in unrealized holding loss	45	109	71	362

Deferred income taxes on above change	17	43	27	138

Total other comprehensive income	28	66	44	224

Comprehensive (loss) income	$(140)	$12	$(408)	$(107)

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

Six Months Ended June 30, 2017 and 2016

(Dollars in thousands)

							Accumulated
							Other
					Additional		Comprehensive	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Income	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Equity

Balance at December 31, 2015	4	$—	9,628,863	$96	$33,330	$(30,321)	$(138)	$2,967

Reverse common stock split (1-for-10) (unaudited)	—	—	(8,665,694)	(87)	87	—	—	—

Proceeds from sale of Preferred stock (unaudited)	3	—	—		75	—	—	75

Proceeds from sale of common stock (unaudited)	—	—	92,980	1	374	—	—	375

Common stock issued as compensation to directors (unaudited)	—	—	51,649	1	221	—	—	222

Common stock issued for services (unaudited)	—	—	36,118	—	128	—	—	128

Net loss for the six months ended June 30, 2016 (unaudited)	—	—	—	—	—	(331)	—	(331)

Net change in unrealized loss on securities available for sale, net of taxes (unaudited)	—	—	—	—	—	—	224	224

Balance at June 30, 2016 (unaudited)	7	$—	1,143,916	$11	$34,215	$(30,652)	$86	$3,660

Balance at December 31, 2016	7	$—	1,103,447	$11	$34,039	$(30,717)	$(252)	$3,081
Net loss for the six months ended June 30, 2017 (unaudited)	—	—	—	—	—	(452)	—	(452)

Net change in unrealized loss on securities available for sale, net of taxes (unaudited)	—	—	—	—	—	—	44	44
Balance at June 30, 2017 (unaudited)	7	$—	1,103,447	$11	$34,039	$(31,169)	$(208)	$2,673

See accompanying notes to condensed consolidated financial statements

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(452)	$(331)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	72	78
Gain on sale of securities available for sale	—	(45)
Net amortization of fees, premiums and discounts	235	115
Common stock issued as compensation to directors	—	222
Common stock issued as compensation for services	—	128
Decrease/(increase) in other assets	2	(136)
Decrease in accrued interest receivable	37	112
Increase/(decrease) in official checks and other liabilities	546	(38)

Net cash provided by operating activities	440	105

Cash flows from investing activities:
Purchase of securities available for sale	—	(8,985)
Principal repayments of securities available for sale	1,011	1,891
Net decrease in loans	7,629	3,128
Proceeds from sale of securities available for sale	—	9,848
Purchase of premises and equipment, net	(32)	(81)
Proceeds from sale of foreclosed real estate, net	—	1,617
Redemption/(purchase) of Federal Home Loan Bank stock	134	(51)

Net cash provided by investing activities	8,742	7,367

Cash flows from financing activities:
Net decrease in deposits	(4,359)	(5,430)
Net increase in advance payments by borrowers for taxes and insurance	273	307
Proceeds from sale of common stock	—	375
Proceeds from sale of preferred stock	—	75
Net (decrease) increase in FHLB Advances	(3,000)	500

Net cash used in financing activities	(7,086)	(4,173)

Net increase in cash and cash equivalents	2,096	3,299

Cash and cash equivalents at beginning of the period	17,640	10,365

Cash and cash equivalents at end of the period	$19,736	$13,664

See accompanying notes to condensed consolidated financial statements

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Six Months Ended June 30,
	2017	2016
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$497	$446

Income taxes	$—	$—

Noncash transaction -
Change in accumulated other comprehensive loss, net change in unrealized loss on securities available for sale	$44	$224

See accompanying notes to condensed consolidated financial statements

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	General. OptimumBank Holdings, Inc. (the “Holding Company”) is a one-bank holding company and owns 100% of OptimumBank (the “Bank”), a Florida-chartered commercial bank. The Bank’s wholly-owned subsidiaries are OB Real Estate Management, LLC and OB Real Estate Holdings, LLC, both of which were formed in 2009; OB Real Estate Holdings 1692 and OB Real Estate Holdings 1704 formed in 2012, collectively, (the “Real Estate Holding Subsidiaries”). The Holding Company’s only business is the operation of the Bank and its subsidiaries (collectively, the “Company”). The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of community banking services to individual and corporate customers through its three banking offices located in Broward County, Florida. OB Real Estate Management, LLC is primarily engaged in managing foreclosed real estate. This subsidiary had no activity in 2017 and 2016. All other subsidiaries are primarily engaged in holding and disposing of foreclosed real estate.

Basis of Presentation. In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2017, and the results of operations and comprehensive (loss) income for the three and six month periods ended June 30, 2017 and 2016, and cash flows for the six month periods ending June 30, 2017 and 2016. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.

Going Concern Status. The Company is in default with respect to its $5,155,000 Junior Subordinated Debenture (“Debenture”) due to its failure to make certain required interest payments under the Debenture. The Trustee of the Debenture (the “Trustee”) or the holders of the Debenture are entitled to accelerate the payment of the $5,155,000 principal balance plus accrued and unpaid interest totaling $1,255,587 at June 30, 2017. To date the Trustee has not accelerated the outstanding balance of the Debenture. No adjustments to the accompanying condensed consolidated financial statements have been made as a result of this uncertainty.

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

Comprehensive (Loss) Income GAAP generally requires that recognized revenue, expenses, gains and losses be included in net loss. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the condensed consolidated balance sheets, such items along with net loss, are components of comprehensive (loss) income. The only component of comprehensive (loss) income is the net change in the unrealized loss on the securities available for sale.

Income Taxes. The Company assessed its earnings history and trends and estimates of future earnings, and determined that the deferred tax asset could not be realized as of June 30, 2017. Accordingly, a valuation allowance was recorded against the net deferred tax asset.
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

In March 2017, FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20) which amends the accounting for the amortization of premiums for certain purchased callable debt securities by shortening the amortization period to the earliest call date. ASU 2017-08 is effective for interim and annual periods beginning after December 15, 2019. The Company is currently evaluating the impact of ASU 2017-08 may have, if any, on its condensed consolidated financial statements.

In May 2017, the FASB issued new guidance related to Stock Compensation, Scope of Modification Accounting. The new guidance provides clarity and reduces both diversity in practice and cost and complexity when applying the guidance in Accounting Standards Codification Topic 718, Compensation—Stock Compensation. An entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the award’s fair value, (ii) the award’s vesting conditions and (iii) the award’s classification as an equity or liability instrument. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption is permitted. The Company is in the process of determining the effect of the amendments on its condensed consolidated financial statements.

Reclassification. Certain amounts have been reclassified to conform to the 2017 condensed consolidated financial statement presentation.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2)	Securities. Securities have been classified according to management’s intent. The carrying amount of securities and approximate fair values are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At June 30, 2017:
Securities Available for Sale:
Collateralized mortgage obligations	$9,576	$—	$(311)	$9,265
SBA Pool Securities	9,919	8	(31)	9,896

Total	$19,495	$8	$(342)	$19,161

At December 31, 2016:
Securities Available for Sale:
Collateralized mortgage obligations	$10,157	$—	$(405)	$9,752
SBA Pool Securities	10,470	—	—	10,470

Total	$20,627	$—	$(405)	$20,222

The following summarizes the sales of securities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Proceeds from sales of securities	$—	$2,857	$—	$9,848

Gross gains from sale of securities	—	17	—	45
Gross losses from sale of securities	—	—	—	—

Net gain from sales of securities	$—	$17	$—	$45

Securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	At June 30, 2017
	Over Twelve Months		Less Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

Securities Available for Sale:
Collateralized mortgage obligations	$(93)	$1,988	$(218)	$7,277
SBA Pool Securities	—	—	(31)	7,592
	$(93)	$1,988	$(249)	$14,869

	At December 31, 2016
	Over Twelve Months		Less Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

Securities Available for Sale-
Collateralized mortgage obligations	$(46)	$864	$(359)	$8,888

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

At June 30, 2017 and December 31, 2016, the unrealized losses on twenty investment securities and six investment securities, respectively were caused by market conditions. It is expected that the securities would not be settled at a price less than the book value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans. The components of loans are as follows (in thousands):

	At June 30, 2017	At December 31, 2016

Residential real estate	$26,801	$27,334
Multi-family real estate	6,173	5,829
Commercial real estate	30,304	29,264
Land and construction	2,825	5,681
Commercial	5,510	10,514
Consumer	1,216	1,829

Total loans	72,829	80,451

Add (deduct):
Net deferred loan fees, costs and premiums	322	463
Allowance for loan losses	(3,895)	(3,915)

Loans, net	$69,256	$76,999

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued. An analysis of the change in the allowance for loan losses follows (in thousands):

	Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Unallocated	Total
Three Months Ended June 30, 2017:

Beginning balance	$302	$73	$818	$65	$126	$152	$2,379	$3,915
(Credit) provision for loan losses	—	(11)	(49)	(10)	(59)	22	107	—
Charge-offs	—	—	—	—	—	(31)	—	(31)
Recoveries	—	—	—	6	—	5	—	11

Ending balance	$302	$62	$769	$61	$67	$148	$2,486	$3,895

Three Months Ended June 30, 2016:
Beginning balance	$266	$40	$1,175	$81	$210	$151	$2,157	$4,080
(Credit) provision for loan losses	(4)	(1)	(404)	(23)	(10)	92	350	—
Charge-offs	—	—	—	—	—	(90)	—	(90)
Recoveries	—	—	241	6	—	3	—	250

Ending balance	$262	$39	$1,012	$64	$200	$156	$2,507	$4,240

Six Months Ended June 30, 2017:
Beginning balance	$310	$58	$787	$120	$188	$165	$2,287	$3,915
(Credit) provision for loan losses	(8)	4	(18)	(71)	(121)	15	199	—
Charge-offs	—	—	—	—	—	(40)	—	(40)
Recoveries	—	—	—	12	—	8	—	20

Ending balance	$302	$62	$769	$61	$67	$148	$2,486	$3,895

Six Months Ended June 30, 2016:
Beginning balance	$116	$26	$1,085	$77	$120	$151	$720	$2,295
Provision (credit) for loan losses	146	13	(2,122)	(25)	80	121	1,787	—
Charge-offs	—	—	—	—	—	(122)	—	(122)
Recoveries	—	—	2,049	12	—	6	—	2,067

Ending balance	$262	$39	$1,012	$64	$200	$156	$2,507	$4,240

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued.

	Residential Real Estate	Multi- Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Unallocated	Total
At June 30, 2017:
Individually evaluated for impairment:
Recorded investment	$371	$—	$991	$—	$—	$—	$—	$1,362
Balance in allowance for loan losses	$—	$—	$77	$—	$—	$—	$—	$77

Collectively evaluated for impairment:
Recorded investment	$26,430	$6,173	$29,313	$2,825	$5,510	$1,216	$—	$71,467
Balance in allowance for loan losses	$302	$62	$692	$61	$67	$148	$2,486	$3,818

At December 31, 2016:
Individually evaluated for impairment:
Recorded investment	$375	$—	$1,004	$—	$—	$—	$—	$1,379
Balance in allowance for loan losses	$—	$—	$104	$—	$—	$—	$—	$104

Collectively evaluated for impairment:
Recorded investment	$26,959	$5,829	$28,260	$5,681	$10,514	$1,829	$—	$79,072
Balance in allowance for loan losses	$310	$58	$683	$120	$188	$165	$2,287	$3,811

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued. The following summarizes the loan credit quality (in thousands):

	Pass	OLEM (Other Loans Especially Mentioned)	Sub- standard	Doubtful	Loss	Total
At June 30, 2017:
Residential real estate	$23,038	$3,392	$371	$—	$—	$26,801
Multi-family real estate	6,173	—	—	—	—	6,173
Commercial real estate	26,417	2,899	988	—	—	30,304
Land and construction	430	2,395	—	—	—	2,825
Commercial	5,510	—	—	—	—	5,510
Consumer	1,216	—	—	—	—	1,216

Total	$62,784	$8,686	$1,359	$—	$—	$72,829

At December 31, 2016:
Residential real estate	$25,326	$1,633	$375	$—	$—	$27,334
Multi-family real estate	5,829	—	—	—	—	5,829
Commercial real estate	25,979	1,174	2,111	—	—	29,264
Land and construction	5,636	45	—	—	—	5,681
Commercial	8,768	—	1,746	—	—	10,514
Consumer	1,823	—	6	—	—	1,829

Total	$73,361	$2,852	$4,238	$—	$—	$80,451

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued. Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At June 30, 2017:
Residential real estate	$—	$—	$—	$—	$26,801	$—	$26,801
Multi-family real estate	—	—	—	—	6,173	—	6,173
Commercial real estate	—	—	—	—	30,304	—	30,304
Land and construction	—	—	—	—	2,825	—	2,825
Commercial	—	—	—	—	5,510	—	5,510
Consumer	—	—	—	—	1,216	—	1,216

Total	$—	$—	$—	$—	$72,829	$—	$72,829

At December 31, 2016:
Residential real estate	$—	$—	$—	$—	$26,959	$375	$27,334
Multi-family real estate	—	—	—	—	5,829	—	5,829
Commercial real estate	—	—	—	—	29,264	—	29,264
Land and construction	—	—	—	—	5,681	—	5,681
Commercial	—	—	—	—	10,514	—	10,514
Consumer	—	6	—	6	1,823	—	1,829

Total	$—	$6	$—	$6	$80,070	$375	$80,451

The following summarizes the amount of impaired loans (in thousands):

	At June 30, 2017			At December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Residential real estate	$371	$497	$—	$375	$501	$—
Commercial real estate	234	234	—
With related allowance recorded -
Commercial real estate	$757	757	77	1,004	1,004	104

Total
Residential real estate	$371	$497	$—	$375	$501	$—
Commercial real estate	$991	$991	$77	$1,004	$1,004	$104

Total	$1,362	$1,488	$77	$1,379	$1,505	$104

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued. The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Three Months Ended June 30,
	2017			2016
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received

Residential real estate	$371	$12	$12	$1,278	$23	$24
Commercial real estate	$896	$13	$13	$2,528	$35	$32

Total	$1,267	$25	$25	$3,806	$58	$56

	Six Months Ended June 30,
	2017			2016
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received

Residential real estate	$371	$25	$25	$1,289	$32	$48
Commercial real estate	$891	$25	$25	$2,814	$48	$66

Total	$1,262	$50	$50	$4,103	$80	$114

No loans have been determined to be troubled debt restructurings during the three and six month periods ended June 30, 2017 or 2016.

(4)	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2017 of the regulatory capital requirements and the Bank’s capital on a percentage basis:

	Bank	Consent Order Regulatory Requirement

Tier I capital to total average assets	8.27%	8.00%

Tier I capital to risk-weighted assets	13.14%	N/A

Common equity Tier I capital to risk-weighted assets	13.14%	N/A

Total capital to risk-weighted assets	14.44%	12.00%

At June 30, 2017, the Bank is well-capitalized. As a result of the Consent Order discussed in Note 9, the Bank cannot be categorized higher than “adequately capitalized” until the Consent Order is lifted, even if its ratios were to exceed those required to be a “well capitalized” bank.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(5)	Loss Per Share. Basic loss per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods. Loss per common share have been computed based on the following (weighted-average number of common shares outstanding have been adjusted for the reverse stock split discussed in note 11):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted-average number of common shares outstanding used to calculate basic and diluted loss per common share	1,103,447	1,046,268	1,103,447	1,004,719

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(6)	Stock-Based Compensation. On December 27, 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan (“2011 Plan”). In May 2016, the Company increased the total number of shares available to be awarded from 105,000 shares (adjusted for the one-for-ten reverse stock split) to 210,000 shares. Options, restricted stock, performance share awards and bonus share awards in lieu of obligations may be issued under the 2011 Plan. Both incentive stock options and nonqualified stock options can be granted under the 2011 Plan. The exercise price of the stock options cannot be less than the fair market value of the common stock on the date of grant. Options must be exercised within ten years of the date of grant.

As of June 30, 2017, only common stock has been issued as compensation to directors for services rendered under this plan. There were no shares of common stock issued during the period ended June 30, 2017. A total of 51,649 shares of common stock (adjusted for one-for-ten reverse stock split) were issued during the period ended June 30, 2016. A total of $222,000 of compensation was recorded during the period ended June 30, 2016. Subsequently, $200,000 (46,296 shares) was reclassified to other liabilities (see Note 13). At June 30, 2017, a total of 145,861 (adjusted for one-for-ten reverse stock split) shares remain available for grant.

(7)	Fair Value Measurements. Assets measured at fair value on a nonrecurring basis are as follows (in thousands):

Impaired Collateral Dependent Loans:

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations
At June 30, 2017-
Residential real estate	$371	$—	$—	$371	$126	$—

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations
At December 31, 2016-
Residential real estate	$375	$—	$—	$375	$126	$—

Available-for-sale securities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

At June 30, 2017:
Collateralized mortgage obligations	$9,265	—	$9,265	—
SBA Pool Securities	9,896	—	9,896	—

	$19,161	—	$19,161	—
At December 31, 2016:
Collateralized mortgage obligations	$9,752	$—	$9,752	$—
SBA Pool Securities	10,470	—	10,470	—

	$20,222	$—	$20,222	$—

During the three and six month periods ended June 30, 2017 and 2016, no securities wear transferred in or out of Level 1, Level 2 or Level 3.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(8)	Fair Value of Financial Instruments. The estimated fair values and fair value measurement method with respect to the Company’s financial instruments were as follows (in thousands):

	At June 30, 2017				At December 31, 2016
	Carrying Amount	Fair Value		Level	Carrying Amount	Fair Value		Level
Financial assets:
Cash and cash equivalents	$19,736	$19,736		1	$17,640	$17,640		1
Securities available for sale	19,161	19,161		2	20,222	20,222		2
Loans	69,256	69,155		3	76,999	76,829		3
Federal Home Loan Bank stock	979	979		3	1,113	1,113		3
Accrued interest receivable	343	343		3	380	380		3

Financial liabilities:
Deposit liabilities	81,650	81,987		3	86,009	86,364		3
Federal Home Loan Bank advances	20,500	20,475		3	23,500	23,500		3
Junior subordinated debenture	5,155	N/A	(1)	3	5,155	N/A	(1)	3
Off-balance sheet financial instruments	—	—		—	—	—		—

(1)	The Company is unable to determine the fair value based on significant unobservable inputs required in the calculation refer to Note 10 for further information.

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit and may involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the condensed consolidated balance sheets. The contract amounts of these instruments reflect the extent of involvement the Company has in these financial instruments.

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

As of June 30, 2017, commitments to extend credit totaled $3.3 million.

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

Changes that could affect the Bank going forward include additional constraints on the inclusion of deferred tax assets in capital and increased risk weightings for nonperforming loans and acquisition/development loans in regulatory capital. Beginning on January 1, 2016, the Bank became subject to the capital conservation buffer rules which places limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers. In order to avoid these limitations, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. As of June 30, 2017 and December 31, 2016, the Bank’s capital conversation buffer exceeds the minimum requirements of 0.625%. The required buffer is to be phased in over three years. Under the new regulations in the first quarter of 2015, the Bank elected an irreversible one-time opt-out to exclude accumulated other comprehensive loss from regulatory capital.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(9)

Regulatory Matters, Continued. As of June 30, 2017 and December 31, 2016, the Bank is subject to a Consent Order issued by the Federal Deposit Insurance Corporation and the State of Florida Office of Financial Regulation (“OFR”), and accordingly is deemed to be “adequately capitalized” even if its capital ratios were to exceed those generally required to be a “well capitalized” bank. An institution must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following tables. The Bank’s actual capital amounts and percentages are also presented in the table (dollars in thousands):

The following table shows the Bank’s capital amounts and ratios and regulatory thresholds at June 30, 2017 and December 31, 2016 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions		Requirements of Consent Order
	Amount	%	Amount	%	Amount	%	Amount	%
As of June 30, 2017:
Total Capital to Risk-Weighted Assets	$10,428	14.44%	$5,778	8.0%	$7,233	10.0%	$8,667	12.0%
Tier I Capital to Risk-Weighted Assets	9,488	13.14	4,334	6.0	5,778	8.0	N/A	N/A
Common equity Tier I capital to Risk-Weighted Assets	9,488	13.14	3,250	4.5	4,695	6.5	N/A	N/A
Tier I Capital to Total Assets	9,488	8.27	4,587	4.0	5,733	5.0	9,173	8.0

As of December 31, 2016:
Total Capital to Risk-Weighted Assets	$10,662	12.79%	$6,609	8.0%	$8,261	10.0%	$9,913	12.0%
Tier I Capital to Risk-Weighted Assets	9,498	11.50	4,957	6.0	6,609	8.0	N/A	N/A
Common equity Tier I capital to Risk-Weighted Assets	9,498	11.50	3,718	4.5	5,370	6.5	N/A	N/A
Tier I Capital to Total Assets	9,498	8.06	4,714	4.0	5,893	5.0	9,428	8.0

Regulatory Enforcement Actions

Bank Consent Order. On November 7, 2016, the Bank agreed to the issuance of a Consent Order by the FDIC and the OFR (the “Consent Order”), which requires the Bank to take certain measures to improve its safety and soundness. The Consent Order supersedes the prior consent order that became effective in 2010. Pursuant to the Consent Order, the Bank is required to take certain measures to improve its management, condition and operations, including actions to improve management practices and board supervision and independence, assure that its allowance for loan losses is maintained at an appropriate level and improve liquidity. The Consent Order requires the Bank to adopt and implement a compliance plan to address the Bank’s obligations under the Bank Secrecy Act and related obligations related to anti-money laundering. The Consent Order prohibits the payment of dividends by the Bank. The Consent Order continues the requirement for the Bank to maintain a Tier 1 leverage ratio of at least 8% and a total risk-based capital ratio of 12% beginning 90 days from the issuance of the Consent Order. At June 30, 2017, the Bank had a Tier 1 leverage ratio of 8.27%, and a total risk-based capital ratio of 14.44%.

See Footnote 13 to the Consolidated Financial Statements included in the Company’s 2016 Form 10-K for additional information concerning the requirements of the Consent Order.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

Regulatory Matters, Continued. Management believes that the Bank has made substantial progress in improving its financial condition through a significant reduction in non-performing assets and the receipt of capital increases from investors since the 2010 Consent Order. The Bank is also seeking to address the other issues raised by the FDIC and the OFR, although the Bank has been hampered by difficulties in raising capital due to the default under the Junior Subordinated Debenture and the limits placed on the Company and the Bank under the prior Consent Order and the Written Agreement. Management intends to continue its efforts to meet the conditions of the New Consent Order and the Written Agreement.

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

(10)	Junior Subordinated Debenture. On September 30, 2004, the Company issued a $5,155,000 junior subordinated debenture to an unconsolidated subsidiary (the “Debenture”). The Debenture has a term of thirty years. The interest rate was fixed at 6.4% for the first five years, and thereafter, the coupon rate floats quarterly at the three-month LIBOR rate plus 2.45% (3.60% at June 30, 2017). The Debenture is redeemable in certain circumstances. The terms of the Debenture allow the Company to defer payments of interest on the Debenture by extending the interest payment period at any time during the term of the Debenture for up to twenty consecutive quarterly periods. Beginning in 2010, the Company exercised its right to defer payment of interest on the Debenture. Interest payments deferred as of June 30, 2017 totaled $1,255,587. The Company has deferred interest payments with respect to the Debenture for the maximum allowable twenty consecutive quarterly payments. The holder of the Debenture can accelerate the $5,155,000 principal balance as a result of this default. Under the Written Agreement, the Company is not able to make these interest payments without the prior approval of the Federal Reserve Bank of Atlanta. Regulatory approval to pay accrued and unpaid interest has been denied.

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

(11)	Reverse Common Stock Split. Effective January 11, 2016 each ten shares of the Company’s common stock were converted into one share of common stock. Loss per share for 2017 and 2016 has been adjusted to reflect the 1-for-10 reverse common stock split.

(12)	Loan Loss Recovery. On January 6, 2016, the Bank completed a sale of judgement on a defaulted credit that resulted in a $1.8 million recovery of previously charged-off amounts to the Allowance for Loan and Lease Losses (“ALLL”). This increases the balance of the ALLL to approximately $4.2 million. On February 12, 2016, and amended May 6, 2016, pursuant to the terms and requirements of the Consent Order, Management submitted a written request to the FDIC for a partial reversal of the ALLL. The FDIC has requested additional information to assess the Bank’s request for a reversal. As of this date, the FDIC has not reached a final decision in regards to the Bank’s request.

(13)	Reclassification. During the quarter ended March 31, 2016, the Company agreed to issue 46,296 shares to the Bank’s Chairman as compensation. The Company recorded compensation expense of $200,000 based on the fair market value of the shares at that time, and reflected the issuance of the shares as an increase in stockholders’ equity. The Bank’s Chairman has not yet taken delivery of the shares. As a result, during the quarter ended September 30, 2016, the Company determined to reclassify the transaction as a liability of the Company (rather than an increase in stockholders’ equity) until the issuance of the shares. As of December 31, 2016, an accrued liability totaling $200,000 was recorded in connection with these shares.

(14)	Brokered Deposits. Under the terms of the Consent Order, the Bank is not permitted to solicit brokered deposits. In March 2017, the FDIC notified the Bank that it considers a significant portion of the Bank’s certificates of deposit to be brokered deposits due to the rates paid on such deposits, even though such deposits were not obtained through any deposit brokers. The Bank has requested a waiver of the prohibition on brokered deposits from the FDIC which has been subsequently withdraw. Consequently, the Bank can not renew or rollover the existing certificates of deposit that are viewed as brokered deposits, which have an adverse effect on the Bank’s liquidity. Management has identified several strategies to adverse this issue and believes that the Bank’s liquidity will be sufficient. As of June 30, 2017, the Bank had $27.9 million in brokered deposits that mature over the next two years. Management is exploring all alternatives to resolve this issue including, but not limited to, raising local deposits.

(15)	Bank Secrecy Act (“BSA”) Lookback Review. Under the terms of the Consent Order, the Bank is required to perform a BSA lookback review. The Bank estimates that the cost of the BSA lookback review will range from $250,000 to $300,000 based on an independent firm’s proposal for services. The proposal and ultimate agreement is subject to FDIC review and approval. Until the approval is received, these BSA services cannot be rendered. Once the BSA lookback review begins, the independent firm has 120 days to complete the work. As of June 30, 2017, the Bank has accrued $180,000 for the proposed services.

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

The following discussion and analysis should also be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve known and unknown risks and uncertainties, many of which are beyond the control of the Company, including adverse changes in economic, political and market conditions, losses from the Company’s lending activities and changes in market conditions, the possible loss of key personnel, the impact of increasing competition, the impact of changes in government regulation, the possibility of liabilities arising from violations of federal and state securities laws and the impact of changes in technology in the banking industry. Although the Company believes that its forward-looking statements are based upon reasonable assumptions regarding its business and future market conditions, there can be no assurances that the Company’s actual results will not differ materially from any results expressed or implied by the Company’s forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned that any forward-looking statements are not guarantees of future performance.

Regulatory Enforcement Actions

Bank Consent Order. On November 7, 2016, the Bank agreed to the issuance of a Consent Order by the FDIC and the OFR (the “Consent Order”), which requires the Bank to take certain measures to improve its safety and soundness. The Consent Order supersedes the prior consent order that became effective in 2010. Pursuant to the Consent Order, the Bank is required to take certain measures to improve its management, condition and operations, including actions to improve management practices and board supervision and independence, assure that its allowance for loan losses is maintained at an appropriate level and improve liquidity. The Consent Order requires the Bank to adopt and implement a compliance plan to address the Bank’s obligations under the Bank Secrecy Act and related obligations related to anti-money laundering. The Consent Order prohibits the payment of dividends by the Bank. The Consent Order continues the requirement for the Bank to maintain a Tier 1 leverage ratio of at least 8% and a total risk-based capital ratio of 12% beginning 90 days from the issuance of the Consent Order. At June 30, 2017, the Bank had a Tier 1 leverage ratio of 8.27%, and a total risk-based capital ratio of 14.44%.

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

Capital Levels

Quantitative measures established by regulation and by the Consent Order to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. As of June 30, 2017, the Bank met the minimum applicable capital adequacy requirements for Total Capital to Risk – Weighted Assets, and for Tier I Capital to Total Assets.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

The Bank’s actual and required minimum capital ratios were as follows (in thousands):

Regulatory Capital Requirements

					Minimum
					To Be Well
					Capitalized Under
					Prompt
			For Capital		Corrective		Requirements of
	Actual		Adequacy Purposes		Action Provisions		Consent Order
	Amount	%	Amount	%	Amount	%	Amount	%
As of June 30, 2017:
Total Capital to Risk-Weighted Assets	$10,428	14.44%	$5,778	8.0%	$7,223	10.0%	$8,667	12.0%
Tier I Capital to Risk-Weighted Assets	9,488	13.14	4,334	6.0	5,778	8.0	N/A	N/A
Common equity Tier I capital to Risk-Weighted Assets	9,488	13.14	3,250	4.5	4,695	6.5	N/A	N/A
Tier I Capital to Total Assets	9,488	8.27	4,587	4.0	5,733	5.0	9,173	8.0

As of December 31, 2016:
Total Capital to Risk-Weighted Assets	$10,662	12.79%	$6,609	8.0%	$8,261	10.0%	$9,913	12.00%
Tier I Capital to Risk-Weighted Assets	9,498	11.50	4,957	6.0	6,609	8.0	N/A	N/A
Common Equity Tier 1 Capital to Risk-Weighted Assets	9,498	11.50	3,718	4.5	5,370	6.5	N/A	N/A
Tier I Capital to Total Assets	9,498	8.06	4,714	4.0	5,893	5.0	9,428	8.0

Financial Condition at June 30, 2017 and December 31, 2016

Overview

The Bank’s total assets decreased by $6.9 million to $112.8 million at June 30, 2017, from $119.7 million at December 31, 2016, primarily due to a reduction in total loans. Total stockholders’ equity decreased approximately $0.4 million at June 30, 2017 from $3.1 million at December 31, 2016 to $2.7 million, due to the net loss of $452,000 for the six months ended June 30, 2017.

The following table shows selected information for the periods ended or at the dates indicated:

	Six Months	Six Months	Year
	Ended	Ended	Ended
	June 30, 2017	June 30, 2016	December 31, 2016

Average equity as a percentage of average assets	2.50%	2.59%	2.6%

Equity to total assets at end of period	2.37%	2.96%	2.6%

Return on average assets (1)	(0.79)%	(0.54)%	(0.3)%

Return on average equity (1)	(31.31)%	(20.86)%	(12.5)%

Noninterest expenses to average assets (1)	3.77%	3.69%	3.3%

(1) Annualized for the six months ended June 30, 2017 and 2016.

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

In addition to obtaining funds from depositors, we may borrow funds from other financial institutions. At June 30, 2017, the Bank had outstanding borrowings of $20,500,000, against its $35,298,000 in established borrowing capacity with the FHLB. The Bank’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. In 2010, the Bank obtained an available discount window credit line with the Federal Reserve Bank, currently $643,700. The Federal Reserve Bank line is subject to collateral requirements and must be repaid within 90 days; each advance is subject to prior Federal Reserve Bank consent. The Bank also has a $2.5 million line of credit with SunTrust, $750,000 line of credit with Servis First Bank and a $2.5 million line of credit with AloStar Bank. We measure and monitor our liquidity daily and believe our liquidity sources are adequate to meet our operating needs.

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

The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. As of June 30, 2017, the Company had commitments to extend credit totaling $3.3 million.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

Junior Subordinated Debenture

On September 30, 2004, the Company issued a $5,155,000 junior subordinated debenture to an unconsolidated subsidiary (the “Debenture”). The Debenture has a term of thirty years. The interest rate was fixed at 6.4% for the first five years, and thereafter, the coupon rate floats quarterly at the three-month LIBOR rate plus 2.45% (3.60% at June 30, 2017). The Debenture is redeemable in certain circumstances. The terms of the Debenture allow the Company to defer payments of interest on the Debenture by extending the interest payment period at any time during the term of the Debenture for up to twenty consecutive quarterly periods. Beginning in 2010, the Company exercised its right to defer payment of interest on the Debenture. Interest payments deferred as of June 30, 2017 totaled $1,255,587. The Company has deferred interest payments with respect to the Debenture for the maximum allowable twenty consecutive quarterly payments. The holder of the Debenture can accelerate the $5,155,000 principal balance as a result of this default. Under the Written Agreement, the Company is not able to make these interest payments without the prior approval of the Federal Reserve Bank of Atlanta. Regulatory approval to pay accrued and unpaid interest has been denied.

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

	Three Months Ended June 30,
	2017			2016
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$75,928	$955	5.03%	$85,141	$1,054	4.95%
Securities	19,586	101	2.06	23,621	124	2.10
Other (1)	18,470	58	1.26	12,330	27	0.88

Total interest-earning assets/interest income	113,984	1,114	3.91	121,092	1,205	3.98

Cash and due from banks	1,149			846
Premise and equipment	2,620			2,689
Other	(3,086)			(905)

Total assets	$114,667			$123,722

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$22,269	28	.50	$23,925	30	.50
Time deposits	54,020	148	1.06	62,744	156	.99
Borrowings (2)	25,655	137	2.14	27,575	95	1.38

Total interest-bearing liabilities/ interest expense	101,944	313	1.20	114,244	281	.98

Noninterest-bearing demand deposits	7,463			4,208
Other liabilities	2,498			2,006
Stockholders’ equity	2,762			3,264

Total liabilities and stockholders’ equity	$114,667			$123,722

Net interest income		$801			$924

Interest-rate spread (3)			2.71%			3.00%

Net interest margin (4)			2.81%			3.05%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.10			1.06

	Six Months Ended June 30,
	2017			2016
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
			($ in thousands)
Interest-earning assets:
Loans	$78,487	$1,999	5.10%	$83,750	$2,074	4.95%
Securities	19,829	210	2.12	23,792	251	2.11
Other (1)	16,524	97	1.17	11,537	50	0.87

Total interest-earning assets/interest income	114,840	2,306	4.02	119,079	2,375	3.99

Cash and due from banks	1,165			876
Premise and equipment	2,630			2,693
Other	(3,074)			(88)

Total assets	$115,561			$122,560

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$22,250	55	.49	$23,873	60	.50
Time deposits	56,442	301	1.06	63,770	308	.97
Borrowings (2)	25,689	237	1.84	25,718	170	1.31

Total interest-bearing liabilities/ interest expense	104,381	593	1.28	113,361	538	.95

Noninterest-bearing demand deposits	7,018			3,855
Other liabilities	1,275			2,170
Stockholders’ equity	2,887			3,174

Total liabilities and stockholders’ equity	$115,560			$122,560

Net interest income		$1,713			$1,837

Interest-rate spread (3)			2.74%			3.04%

Net interest margin (4)			2.99%			3.09%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.24			1.06

(1)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and junior subordinated debenture.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

Comparison of the Three-Month Periods Ended June 30, 2017 and 2016

General. Net loss for the three months ended June 30, 2017, was $(168,000) or $(0.16) per basic and diluted share compared to a net loss of $(54,000) or $(0.06) per basic and diluted share for the period ended June 30, 2016.

Interest Income. Interest income decreased $91,000 for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Interest Expense. Interest expense on deposits and borrowings increased to $313,000 for the three months ended June 30, 2017 from $281,000 for the three months ended June 30, 2016. Interest expense increased primarily due to higher interest paid on borrowings during the second quarter of 2017. In late March 2017, the Bank extended the maturities of $15.5 million in Federal Home loan Advances into longer fixed rate terms with higher interest rates. The weighted average rate of these advances increased from 0.49% to 1.19%.

Provision for Loan Losses. There was no provision for losses during the 2017 or 2016 period. The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio at June 30, 2017. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $3.9 million or 5.35% of loans outstanding at June 30, 2017, as compared to $4.2 million or 5.11% of loans outstanding at June 30, 2016. Management believes the balance in the allowance for loan losses at June 30, 2017 is adequate.

Noninterest Income. Total noninterest income decreased to $8,000 for the three months ended June 30, 2017, from $46,000 for the three months ended June 30, 2016 due to gains on securities sales of $17,000 in 2016 and reduced service charges and other fees.

Noninterest Expenses. Total noninterest expenses decreased $48,000 to $977,000 for the three months ended June 30, 2017 compared to $1.0 million for the three months ended June 30, 2016.

Comparison of the Six-Month Periods Ended June 30, 2017 and 2016

General. Net loss for the six months ended June 30, 2017, was $(452,000) or $(0.41) loss per basic and diluted share compared to a net loss of $(331,000) or $(0.33) loss per basic and diluted share for the six months ended June 30, 2016. The increase in net loss was due to a combination of higher professional fees and other non-interest expenses and a lower level of loan fees included in noninterest income.

Interest Income. Interest income decreased to $2,306,000 for the six months ended June 30, 2017 from $2,375,000 for the six months ended June 30, 2016, primarily due to a decrease in interest earnings assets.

Interest Expense. Interest expense on deposits and borrowings increased to $593,000 for the six months ended June 30, 2017 from $538,000 for the six months ended June 30, 2016. Interest expense increased primarily due to higher interest paid on borrowings during 2017. In late March 2017, the Bank extended the maturities of $15.5 million in Federal Home Loan Advances into longer fixed rate terms with higher interest rates. The weighted average rate of these advances increased from 0.49% to 1.19%.

Provision for Loan Losses. There was no provision for the six months ended June 30, 2017 or 2016. The provision for loan losses is charged to operations in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $3.9 million or 5.35% of loans outstanding at June 30, 2017, compared to $4.2 million, or 5.11% of loans outstanding at June 30, 2016. Management believes the balance in the allowance for loan losses at June 30, 2017 is adequate.

Noninterest Income. Total noninterest income decreased to $16,000 from $93,000 for the six months ended June 30, 2017, compared to the six months ended June 30, 2016 due to gains on securities sales of $45,000 in 2016 and reduced service charges and other fees.

Noninterest Expenses. Total noninterest expenses decreased to $2,181,000 for the six months ended June 30, 2017 compared to $2,261,000 for the six months ended June 30, 2016, primarily due to decreased salaries and benefits, occupancy, data processing, and regulation assessments.

Item 4. Controls and Procedures

The Company’s management evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report, and, based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Non-Employee Director Share Issuances

On March 31, 2017, the Company agreed to issue 4,550 shares of its common stock to the Company’s non-employee directors under the Company’s 2011 Equity Incentive Plan and the Company’s Non-Employee Director Compensation Plan (the “Director Compensation Plan”) for attendance fees at board meetings of the Company. Under the Director Compensation Plan, which became effective on January 1, 2012, fees for attendance at board and committee meetings are payable 75% in shares of common stock and 25% in cash on a quarterly basis. The shares were issued at the price of $3.15, the fair market value of the shares on the date of issuance. Pursuant to the Director Compensation Plan, a director must remain on the board as of the end of the year to earn the shares. Therefore, these shares with an aggregate value of $14,333 are recorded as a liability as of June 30, 2017. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Other Significant Share Issuance

On March 27, 2017, the Company allocated 59,523 shares to the Bank’s Chairman under the 2011 Equity Incentive Plan as compensation for services as a director at the price of $3.36 per share, the fair market value of the shares on the date of issuance. The aggregate value of $200,000 was also recorded as a liability because the Bank’s Chairman has yet to take delivery of the shares. In addition, in March 2016 the Company allocated 46,296 shares to the Bank' s Chairman under the 2011 Equity Incentive Plan as compensation for services as a director at the price of $4.32 per share, the fair market value of the shares on the date of issuance. The aggregate value of $200,000 was also recorded as a liability because the Bank's Chairman has yet to take delivery of the shares. The total liability recorded for these allocated shares is $400,000 as of June 30, 2017. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 3. Defaults on Senior Securities

Junior Subordinated Debenture

On September 30, 2004, the Company issued a $5,155,000 junior subordinated debenture to an unconsolidated subsidiary (the “Debenture”). The Debenture has a term of thirty years. The interest rate was fixed at 6.4% for the first five years, and thereafter, the coupon rate floats quarterly at the three-month LIBOR rate plus 2.45% (3.60% at June 30, 2017). The Debenture is redeemable in certain circumstances. The terms of the Debenture allow the Company to defer payments of interest on the Debenture by extending the interest payment period at any time during the term of the Debenture for up to twenty consecutive quarterly periods. Beginning in 2010, the Company exercised its right to defer payment of interest on the Debenture. Interest payments deferred as of June 30, 2017 totaled $1,255,587. The Company has deferred interest payments with respect to the Debenture for the maximum allowable twenty consecutive quarterly payments. The holder of the Debenture can accelerate the $5,155,000 principal balance as a result of this default. Under the Written Agreement, the Company is not able to make these interest payments without the prior approval of the Federal Reserve Bank of Atlanta. Regulatory approval to pay accrued and unpaid interest has been denied.

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

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date:	August 14, 2017	By:	/s/ Timothy Terry
Timothy Terry,
Principal Executive Officer

		By:	/s/ James R. Odza
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

