Form 10-Q
period 2017-09-30
OptimumBank Holdings, Inc.
filed 2017-11-13
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,103,447 shares of Common Stock, $.01 par value, issued and outstanding as of November 13, 2017.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets:
Cash and due from banks	$18,330	$17,563
Interest-bearing deposits with banks	184	77
Total cash and cash equivalents	18,514	17,640
Securities available for sale	16,199	20,222
Loans, net of allowance for loan losses of $3,903 and $3,915	69,194	76,999
Federal Home Loan Bank stock	979	1,113
Premises and equipment, net	2,601	2,648
Accrued interest receivable	366	380
Other assets	619	701

Total assets	$108,472	$119,703
Liabilities and Stockholders’ Equity:

Liabilities:
Noninterest-bearing demand deposits	8,813	7,131
Savings, NOW and money-market deposits	21,705	22,153
Time deposits	46,856	56,725

Total deposits	77,374	86,009

Federal Home Loan Bank advances	20,500	23,500
Junior subordinated debenture	5,155	5,155
Advanced payment by borrowers for taxes and insurance	518	221
Official checks	44	114
Other liabilities	2,252	1,623

Total liabilities	105,843	116,622

Commitments and contingencies (Notes 1, 8 and 9)
Stockholders’ equity:
Preferred stock, no par value; 6,000,000 shares authorized, 7 shares issued and outstanding in 2017 and 2016	—	—
Common stock, $.01 par value; 5,000,000 shares authorized, 1,103,447 shares issued and outstanding in 2017 and 2016	11	11
Additional paid-in capital	34,039	34,039
Accumulated deficit	(31,227)	(30,717)
Accumulated other comprehensive loss	(194)	(252)

Total stockholders’ equity	2,629	3,081
Total liabilities and stockholders’ equity	$108,472	$119,703

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Interest income:
Loans	$972	$1,082	$2,971	$3,156
Securities	96	117	306	367
Other	65	24	162	75

Total interest income	1,133	1,223	3,439	3,598

Interest expense:
Deposits	167	181	524	550
Borrowings	141	91	378	260

Total interest expense	308	272	902	810

Net interest income	825	951	2,537	2,788

Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	825	951	2,537	2,788

Noninterest income:
Service charges and fees	44	22	55	63
Gain on sale of securities available for sale	7	2	7	48
Other	3	7	9	14

Total noninterest income	54	31	71	125

Noninterest expenses:
Salaries and employee benefits	423	430	1,301	1,385
Occupancy and equipment	91	112	293	346
Data processing	96	77	262	250
Professional fees	134	151	526	480
Insurance	24	27	72	78
Regulatory assessment	50	74	152	221
Other	117	89	512	461

Total noninterest expenses	935	965	3,118	3,263

Net (loss) earnings	$(56)	$22	$(510)	$(308)

Net (loss) earnings per share-
Basic and diluted	$(.05)	$.02	$(.46)	$(0.30)

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net (loss) earnings	$(56)	$22	(510)	$(308)

Other comprehensive income (loss):
Unrealized Gain (loss) on securities available for sale:
Unrealized Gain (loss) arising during the period	29	(281)	100	129

Reclassification adjustment for realized gains on securities available for sale	(7)	(2)	(7)	(48)

Net change in unrealized holding loss (gain)	22	(283)	93	81

Deferred income taxes (benefit) on above change	8	(107)	35	33

Total other comprehensive income (loss)	14	(176)	58	48

Comprehensive loss	$(42)	$(154)	$(452)	$(260)

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

Nine Months ended September 30, 2017 and 2016

(Dollars in thousands)

							Accumulated
							Other
							Total
					Additional		Comprehensive	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Income	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Equity

Balance at December 31, 2015	4	$—	9,628,863	$96	$33,330	$(30,321)	$(138)	$2,967

Reverse common stock split (1-for-10) (unaudited)	—	—	(8,665,694)	(87)	87	—	—	—

Proceeds from sale of Preferred stock (unaudited)	3	—	—		75	—	—	75

Proceeds from sale of common stock (unaudited)	—	—	92,980	1	374	—	—	375

Common stock issued as compensation to directors (unaudited)	—	—	53,855	1	231	—	—	232

Common stock issued for services (unaudited)	—	—	36,118	—	128	—	—	128

Reversal of common stock issued as compensation to directors (unaudited) (See Note 13)	—	—	(46,296)	—	(200)	—	—	(200)

Net loss for the nine months ended September 30, 2016 (unaudited)	—	—	—	—	—	(308)	—	(308)

Net change in unrealized loss on securities available for sale, net of taxes (unaudited)	—	—	—	—	—	—	48	48

Balance at September 30, 2016 (unaudited)	7	$—	1,099,826	$11	$34,025	$(30,629)	$(90)	$3,317

Balance at December 31, 2016	7	$-	1,103,447	$11	$34,039	$(30,717)	$(252)	$3,081
Net loss for the nine months ended September 30, 2017 (unaudited)	—	—	—	—	—	(510)	—	(510)

Net change in unrealized loss on securities available for sale, net of taxes (unaudited)	—	—	—	—	—	—	58	58
Balance at September 30, 2017 (unaudited)	7	—	1,103,447	$11	$34,039	$(31,227)	$(194)	$2,629

See accompanying notes to condensed consolidated financial statements

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(510)	$(308)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	117	118
Gain on sale of securities available for sale	(7)	(48)
Common stock issued as compensation to directors	—	32
Common stock issued as compensation for services	—	128
Net amortization of fees, premiums and discounts	316	38
Decrease in other assets	47	79
Decrease in accrued interest receivable	14	73
Increase in official checks and other liabilities	559	225

Net cash provided by operating activities	536	337

Cash flows from investing activities:
Principal repayments and maturity of securities available for sale	1,656	3,074
Proceeds from sale of securities available for sale	2,278	18,028
Purchase of securities available for sale	—	(17,294)
Net decrease in loans	7,678	1,342
Purchase of premises and equipment	(70)	(95)
Proceeds from sale of foreclosed real estate, net	—	1,617
Redemption (purchase) of Federal Home Loan Bank stock	134	(52)

Net cash provided by investing activities	11,676	6,620

Cash flows from financing activities:
Net decrease in deposits	(8,635)	(7,263)
Increase in advance payments by borrowers for taxes and insurance	297	431
Repayment Purchase of Federal Home Loan Bank advances, net	(3,000)	500
Proceeds from sale of common stock	—	375
Proceeds from sale of preferred stock	—	75

Net cash used in financing activities	(11,338)	(5,882)

Net increase in cash and cash equivalents	874	1,075

Cash and cash equivalents at beginning of the period	17,640	10,365

Cash and cash equivalents at end of the period	$18,514	$11,440

See accompanying notes to condensed consolidated financial statements

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Nine Months Ended
	September 30,
	2017	2016
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$748	$671
Income Taxes	$—	$—
Noncash — Investing Activity
Change in accumulated other comprehensive loss, net change in unrealized loss on securities available for sale	$58	$48

See accompanying notes to condensed consolidated financial statements

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	General. OptimumBank Holdings, Inc. (the “Holding Company”) is a one-bank holding company and owns 100% of OptimumBank (the “Bank”), a Florida-chartered commercial bank. The Bank’s wholly-owned subsidiaries are OB Real Estate Management, LLC and OB Real Estate Holdings, LLC, both of which were formed in 2009; OB Real Estate Holdings 1692 and OB Real Estate Holdings 1704 formed in 2012, collectively, (the “Real Estate Holding Subsidiaries”). The Holding Company’s only business is the operation of the Bank and its subsidiaries (collectively, the “Company”). The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of community banking services to individual and corporate customers through its three banking offices located in Broward County, Florida. OB Real Estate Management, LLC is primarily engaged in managing foreclosed real estate. This subsidiary had no activity in 2017 and 2016. All other subsidiaries are primarily engaged in holding and disposing of foreclosed real estate.

Basis of Presentation. In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2017, and the results of operations and comprehensive loss for the three and nine month periods ended September 30, 2017 and 2016, and cash flows for the nine month periods ending September 30, 2017 and 2016. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.

Going Concern Status. The Company is in default with respect to its $5,155,000 Junior Subordinated Debenture (“Debenture”) due to its failure to make certain required interest payments under the Debenture. The Trustee of the Debenture (the “Trustee”) or the holders of the Debenture are entitled to accelerate the payment of the $5,155,000 principal balance plus accrued and unpaid interest totaling $1,314,000 at September 30, 2017. To date the Trustee has not accelerated the outstanding balance of the Debenture. No adjustments to the accompanying condensed consolidated financial statements have been made as a result of this uncertainty.

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

Comprehensive Loss GAAP generally requires that recognized revenue, expenses, gains and losses be included in operations. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the condensed consolidated balance sheets, such items along with net (loss) earnings, are components of comprehensive loss. The only component of comprehensive loss is the net change in the unrealized loss (gain) on the securities available for sale.

Income Taxes. The Company assessed its earnings history and trends and estimates of future earnings, and determined that the deferred tax asset could not be realized as of September 30, 2017. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718) intended to improve the accounting for employee share-based payments. The ASU affects all organizations that issue share-based payment awards to their employees. The ASU simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the consolidated statement of cash flows. The ASU was effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has evaluated the effect of ASU and determined it has no material effect on its condensed consolidated financial statements.

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

In July 2017, the FASB issued ASU 2017-11, The ASU amends ASC 815 which makes limited changes to the Board’s guidance on classifying certain financial instruments as either liabilities or equity. The ASU’s objective is to improve (1) the accounting for instruments with “down-round” provisions and (2) the readability of the guidance in ASC 480 on distinguishing liabilities from equity by replacing the indefinite deferral of certain pending content with scope exceptions. In addition, the ASU amends the guidance on the recognition and measurement of freestanding equity-classified instruments (e.g., warrants) by adding requirements to ASC 260 for entities that disclose earnings per share (EPS). The ASU is effective for annual reporting periods beginning after December 15, 2018, early adoption is permitted upon its issuance. The Company currently has no financials instruments related to this ASU. As a result, the adoption of this guidance is not expected to be material to the condensed consolidated financial statements.

In August 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-12, which amends the hedge accounting recognition and presentation requirements in ASC 815. The Board’s objectives in issuing the ASU are to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and to reduce the complexity of and simplify the application of hedge accounting by preparers. The ASU is effective for fiscal years beginning after December 15, 2018, early adoption is permitted upon its issuance. The Company currently has no hedging relationships. As a result, the adoption of this guidance is not expected to be material to the condensed consolidated financial statements.

Reclassification. Certain amounts have been reclassified to conform to the 2017 condensed consolidated financial statement presentation.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2)	Securities. Securities have been classified according to management’s intent. The carrying amount of securities and approximate fair values are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At September 30, 2017:
Securities Available for Sale:
Collateralized mortgage obligations	$9,181	$—	$(299)	$8,882
SBA Pool Securities	7,330	8	(21)	7,317

Total	$16,511	$8	$(320)	$16,199

At December 31, 2016:
Securities Available for Sale:
Collateralized mortgage obligations	$10,157	$—	$(405)	$9,752
SBA Pool Securities	10,470	—	—	10,470

Total	$20,627	$—	$(405)	$20,222

The following summarizes the sales of securities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Proceeds from sales of securities	$2,278	$8,180	$2,278	$18,028

Gross gains from sale of securities	7	20	7	66
Gross losses from sale of securities	—	(18)	—	(18)

Net gain from sales of securities	$7	$2	$7	$48

Securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	At September 30, 2017
	Over Twelve Months		Less Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

Securities Available for Sale:
Collateralized mortgage obligations	$(299)	$8,882	$—	$—
SBA Pool Securities	—	—	(21)	4,091
	$(299)	$8,882	$(21)	$4,091

	At December 31, 2016
	Over Twelve Months		Less Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

Securities Available for Sale-
Collateralized mortgage obligations	$(46)	$864	$(359)	$8,888

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

At September 30, 2017 and December 31, 2016, the unrealized losses on fourteen investment securities and six investment securities, respectively were caused by market conditions. It is expected that the securities would not be settled at a price less than the book value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans. The components of loans are as follows (in thousands):

	At September 30, 2017	At December 31, 2016

Residential real estate	$26,564	$27,334
Multi-family real estate	6,142	5,829
Commercial real estate	30,637	29,264
Land and construction	3,037	5,681
Commercial	5,390	10,514
Consumer	1,025	1,829

Total loans	72,795	80,451

Add (deduct):
Net deferred loan fees, costs and premiums	302	463
Allowance for loan losses	(3,903)	(3,915)

Loans, net	$69,194	$76,999

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued. An analysis of the change in the allowance for loan losses follows (in thousands):

	Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Unallocated	Total
Three Months Ended September 30, 2017:

Beginning balance	$302	$62	$769	$61	$67	$148	$2,486	$3,895
Provision (credit) for loan losses	322	$—	$6	$(2)	$(2)	$(3)	$(321)	$—
Charge-offs	—	$—	$—	$—	$—	$(3)	$—	$(3)
Recoveries	—	$—	$—	$6	$—	$5	$—	$11

Ending balance	$624	$62	$775	$65	$65	$147	$2,165	$3,903

Three Months Ended September 30, 2016:
Beginning balance	$262	$39	$1,012	$64	$200	$156	$2,507	$4,240
Provision (credit) for loan losses	58	19	89	(4)	48	75	(285)	—
Charge-offs	—	—	(14)	—	—	(72)	—	(86)
Recoveries	—	—	—	6	—	9	—	15

Ending balance	$320	$58	$1,087	$66	$248	$168	$2,222	$4,169

Nine Months ended September 30, 2017:
Beginning balance	$310	$58	$787	$120	$188	$165	$2,287	$3,915
Provision (credit) for loan losses	314	$4	$(12)	$(73)	$(123)	$12	$(122)	$—
Charge-offs	—	$—	$—	$—	$—	$(43)	$—	$(43)
Recoveries	—	$—	$—	$18	$—	$13	$—	$31

Ending balance	$624	$62	$775	$65	$65	$147	$2,165	$3,903

Nine Months Ended September 30, 2016:
Beginning balance	$116	$26	$1,085	$77	$120	$151	$720	$2,295
Provision (credit) for loan losses	204	32	(2,033)	(29)	128	196	1,502	—
Charge-offs	—	—	(14)	—	—	(195)	—	(209)
Recoveries	—	—	2,049	18	—	16	—	2,083

Ending balance	$320	58	1,087	66	248	168	2,222	4,169

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued.

	Residential Real Estate	Multi- Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Unallocated	Total
At September 30, 2017:
Individually evaluated for impairment:
Recorded investment	$1,354	$—	$981	$—	$—	$—	$—	$2,335
Balance in allowance for loan losses	$336	$—	$76	$—	$—	$—	$—	$412

Collectively evaluated for impairment:
Recorded investment	$25,210	$6,142	$29,656	$3,037	$5,390	$1,025	$—	$70,460
Balance in allowance for loan losses	$288	$62	$699	$65	$65	$147	$2,165	$3,491

At December 31, 2016:
Individually evaluated for impairment:
Recorded investment	$375	$—	$1,004	$—	$—	$—	$—	$1,379
Balance in allowance for loan losses	$—	$—	$104	$—	$—	$—	$—	$104

Collectively evaluated for impairment:
Recorded investment	$26,959	$5,829	$28,260	$5,681	$10,514	$1,829	$—	$79,072
Balance in allowance for loan losses	$310	$58	$683	$120	$188	$165	$2,287	$3,811

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued. The following summarizes the loan credit quality (in thousands):

	Pass	OLEM (Other Loans Especially Mentioned)	Sub- standard	Doubtful	Loss	Total
At September 30, 2017:
Residential real estate	$22,820	$3,375	$369	$—	$—	$26,564
Multi-family real estate	6,142	$—	$—	$—	$—	$6,142
Commercial real estate	26,773	$2,883	$981	$—	$—	$30,637
Land and construction	651	$2,386	$—	$—	$—	$3,037
Commercial	3,133	$2,257	$—	$—	$—	$5,390
Consumer	1,025	$—	$—	$—	$—	$1,025

Total	$60,544	$10,901	$1,350	$—	$—	$72,795

At December 31, 2016:
Residential real estate	$25,326	$1,633	$375	$—	$—	$27,334
Multi-family real estate	5,829	—	—	—	—	5,829
Commercial real estate	25,979	1,174	2,111	—	—	29,264
Land and construction	5,636	45	—	—	—	5,681
Commercial	8,768	—	1,746	—	—	10,514
Consumer	1,823	—	6	—	—	1,829

Total	$73,361	$2,852	$4,238	$—	$—	$80,451

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued. Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due		Total Past Due	Current		Nonaccrual Loans	Total Loans
At September 30, 2017:
Residential real estate	$—	$—		$—	$—	$	26,564	$—	$26,564
Multi-family real estate	—	—		—	—		6,142	—	6,142
Commercial real estate	—	—		—	—		30,637	—	30,637
Land and construction	—	—		—	—		3,037	—	3,037
Commercial	—	—		—	—		5,390	—	5,390
Consumer	—	—		—	—		1,025	—	1,025

Total	$—	$—	$		$—	$	72,795	$—	$72,795

At December 31, 2016:
Residential real estate	$—	$—		$—	$—		$26,959	$375	$27,334
Multi-family real estate	—	—		—	—		5,829	—	5,829
Commercial real estate	—	—		—	—		29,264	—	29,264
Land and construction	—	—		—	—		5,681	—	5,681
Commercial	—	—		—	—		10,514	—	10,514
Consumer	—	6		—	6		1,823	—	1,829

Total	$—	$6		$—	$6		$80,070	$375	$80,451

The following summarizes the amount of impaired loans (in thousands):

	At September 30, 2017			At December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Residential real estate	$370	$495	$—	$375	$501	$—
Commercial real estate	232	232	—	—	—	—
With related allowance recorded:
Residential real estate	984	984	336	—	—	—
Commercial real estate	$749	749	76	1,004	1,004	104

Total
Residential real estate	$1,354	$1,479	$336	$375	$501	$—
Commercial real estate	$981	$981	$76	$1,004	$1,004	$104

Total	$2,335	$2,460	$412	$1,379	$1,505	$104

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued. The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Three Months Ended September 30,
	2017			2016
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received

Residential real estate	$385	$12	$12	$598	$3	$16
Commercial real estate	$907	$14	$14	$1,829	$16	$22

Total	$1,292	$26	$26	$2,427	$19	$38

	Nine Months Ended September 30,
	2017			2016
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received

Residential real estate	$375	$36	$36	$1,057	$36	$64
Commercial real estate	$899	$39	$39	$2,483	$63	$89

Total	$1,274	$75	$75	$3,540	$99	$153

No loans have been determined to be troubled debt restructurings during the three and nine month periods ended September 30, 2017 or 2016.

(4)	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2017 of the regulatory capital requirements and the Bank’s capital on a percentage basis:

	Bank	Consent Order Regulatory Requirement

Tier I capital to total average assets	8.54%	8.00%

Tier I capital to risk-weighted assets	13.12%	NA	%

Common equity Tier I capital to risk-weighted assets	13.12%	NA	%

Total capital to risk-weighted assets	14.42%	12.00%

At September 30, 2017, the Bank is well-capitalized. As a result of the Consent Order discussed in Note 9, the Bank cannot be categorized higher than “adequately capitalized” until the Consent Order is lifted, even if its ratios were to exceed those required to be a “well capitalized” bank.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(5)	(Loss) Earnings per Share. Basic (loss) earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods. (Loss) earnings per common share have been computed based on the following (weighted-average number of common shares outstanding have been adjusted for the reverse stock split discussed in note 11):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted-average number of common shares outstanding used to calculate basic and diluted (loss) earnings per common share	1,103,447	1,097,644	1,103,447	1,024,704

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(6)	Stock-Based Compensation. On December 27, 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan (“2011 Plan”). In May 2016, the Company increased the total number of shares available to be awarded from 105,000 shares (adjusted for the one-for-ten reverse stock split) to 210,000 shares. Options, restricted stock, performance share awards and bonus share awards in lieu of obligations may be issued under the 2011 Plan. Both incentive stock options and nonqualified stock options can be granted under the 2011 Plan. The exercise price of the stock options cannot be less than the fair market value of the common stock on the date of grant. Options must be exercised within ten years of the date of grant.

As of September 30, 2017, only common stock has been issued as compensation to directors for services rendered under this plan. There were no shares of common stock issued during the period ended September 30, 2017. A total of 7,559 shares of common stock (adjusted for one-for-ten reverse stock split) were issued during the period ended September 30, 2016. A total of $32,000 of compensation was recorded during the period ended September 30, 2016. Subsequently, $200,000 (46,296 shares) was reclassified to other liabilities (see Note 13). At September 30, 2017, a total of 145,861 (adjusted for one-for-ten reverse stock split) shares remain available for grant.

(7)	Fair Value Measurements. Assets measured at fair value on a nonrecurring basis are as follows (in thousands):

Impaired Collateral Dependent Loans:

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations
At September 30, 2017-
Residential real estate	$1,018	$—	$—	$1,018	$461	$—

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations
At December 31, 2016-
Residential real estate	$375	$—	$—	$375	$126	$—

Available-for-sale securities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

At September 30, 2017:
Collateralized mortgage obligations	$8,882	—	$8,882	—
SBA Pool Securities	7,317	—	7,317	—

	$16,199	—	$16,199	—
At December 31, 2016:
Collateralized mortgage obligations	$9,752	$—	$9,752	$—
SBA Pool Securities	10,470	—	10,470	—

	$20,222	$—	$20,222	$—

During the three and nine month periods ended September 30, 2017 and 2016, no securities were transferred in or out of Level 1, Level 2 or Level 3.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(8)	Fair Value of Financial Instruments. The estimated fair values and fair value measurement method with respect to the Company’s financial instruments were as follows (in thousands):

	At September 30, 2017				At December 31, 2016
	Carrying Amount	Fair Value		Level	Carrying Amount	Fair Value		Level
Financial assets:
Cash and cash equivalents	$18,514	$18,514		1	$17,640	$17,640		1
Securities available for sale	16,199	16,199		2	20,222	20,222		2
Loans	69,194	69,095		3	76,999	76,829		3
Federal Home Loan Bank stock	979	979		3	1,113	1,113		3
Accrued interest receivable	366	366		3	380	380		3

Financial liabilities:
Deposit liabilities	77,374	77,935		3	86,009	86,364		3
Federal Home Loan Bank advances	20,500	20,458		3	23,500	23,500		3
Junior subordinated debenture	5,155	NA	(1)	3	5,155	N/A	(1)	3
Off-balance sheet financial instruments	—	—		—	—	—		—

(1)	The Company is unable to determine the fair value based on significant unobservable inputs required in the calculation refer to Note 10 for further information.

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

As of September 30, 2017, commitments to extend credit totaled $4.3 million.

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

Changes that could affect the Bank going forward include additional constraints on the inclusion of deferred tax assets in capital and increased risk weightings for nonperforming loans and acquisition/development loans in regulatory capital. Beginning on January 1, 2016, the Bank became subject to the capital conservation buffer rules which places limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers. In order to avoid these limitations, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. As of September 30, 2017 and December 31, 2016, the Bank’s capital conversation buffer exceeds the minimum requirements of 0.625%. The required buffer is to be phased in over three years. Under the new regulations in the first quarter of 2015, the Bank elected an irreversible one-time opt-out to exclude accumulated other comprehensive loss from regulatory capital.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(9)

Regulatory Matters, Continued. As of September 30, 2017 and December 31, 2016, the Bank is subject to a Consent Order issued by the Federal Deposit Insurance Corporation and the State of Florida Office of Financial Regulation (“OFR”), and accordingly is deemed to be “adequately capitalized” even if its capital ratios were to exceed those generally required to be a “well capitalized” bank. An institution must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following tables. The Bank’s actual capital amounts and percentages are also presented in the table (dollars in thousands):

The following table shows the Bank’s capital amounts and ratios and regulatory thresholds at September 30, 2017 and December 31, 2016 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions		Requirements of Consent Order
	Amount	%	Amount	%	Amount	%	Amount	%
As of September 30, 2017:
Total Capital to Risk-Weighted Assets	$10,472	14.42%	$5,809	8.0%	$7,262	10.0%	$8,714	12.00%
Tier I Capital to Risk-Weighted Assets	9,527	13.12%	4,357	6.0%	5,809	8.0%	NA	NA
Common equity Tier I capital to Risk-Weighted Assets	9,527	13.12%	3,268	4.5%	4,720	6.5%	NA	NA
Tier I Capital to Total Assets	9,527	8.54%	4,463	4.0%	5,579	5.0%	8,926	8.00%

As of December 31, 2016:
Total Capital to Risk-Weighted Assets	$10,662	12.79%	$6,609	8.0%	$8,261	10.0%	$9,913	12.0%
Tier I Capital to Risk-Weighted Assets	9,498	11.50%	4,957	6.0%	6,609	8.0%	N/A	N/A
Common equity Tier I capital to Risk-Weighted Assets	9,498	11.50%	3,718	4.5%	5,370	6.5%	N/A	N/A
Tier I Capital to Total Assets	9,498	8.06%	4,714	4.0%	5,893	5.0%	9,428	8.0%

Regulatory Enforcement Actions

Bank Consent Order. On November 7, 2016, the Bank agreed to the issuance of a Consent Order by the FDIC and the OFR (the “Consent Order”), which requires the Bank to take certain measures to improve its safety and soundness. The Consent Order supersedes the prior consent order that became effective in 2010. Pursuant to the Consent Order, the Bank is required to take certain measures to improve its management, condition and operations, including actions to improve management practices and board supervision and independence, assure that its allowance for loan losses is maintained at an appropriate level and improve liquidity. The Consent Order requires the Bank to adopt and implement a compliance plan to address the Bank’s obligations under the Bank Secrecy Act and related obligations related to anti-money laundering. The Consent Order prohibits the payment of dividends by the Bank. The Consent Order continues the requirement for the Bank to maintain a Tier 1 leverage ratio of at least 8% and a total risk-based capital ratio of 12% beginning 90 days from the issuance of the Consent Order. At September 30, 2017, the Bank had a Tier 1 leverage ratio of 8.54%, and a total risk-based capital ratio of 14.42%.

See Footnote 13 to the Consolidated Financial Statements included in the Company’s 2016 Form 10-K for additional information concerning the requirements of the Consent Order.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

Regulatory Matters, Continued. Management believes that the Bank has made substantial progress in improving its financial condition through a significant reduction in non-performing assets and the receipt of capital increases from investors since the 2010 Consent Order. The Bank is also making significant progress in resolving the other issues raised by the FDIC and the OFR including strengthening the senior management team with the addition of David Edgar as Chief Financial Officer in October 2017. Although the Bank has been hampered by difficulties in raising capital due to the default under the Junior Subordinated Debenture and the limits placed on the Company and the Bank under the prior Consent Order and the Written Agreement. Management intends to continue its efforts to meet the conditions of the New Consent Order and the Written Agreement.

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

(10)	Junior Subordinated Debenture. On September 30, 2004, the Company issued a $5,155,000 junior subordinated debenture to an unconsolidated subsidiary (the “Debenture”). The Debenture has a term of thirty years. The interest rate was fixed at 6.4% for the first five years, and thereafter, the coupon rate floats quarterly at the three-month LIBOR rate plus 2.45% (3.78% at September 30, 2017). The Debenture is redeemable in certain circumstances. The terms of the Debenture allow the Company to defer payments of interest on the Debenture by extending the interest payment period at any time during the term of the Debenture for up to twenty consecutive quarterly periods. Beginning in 2010, the Company exercised its right to defer payment of interest on the Debenture. Interest payments deferred as of September 30, 2017 totaled $1,314,000. The Company has deferred interest payments with respect to the Debenture for the maximum allowable twenty consecutive quarterly payments. The holder of the Debenture can accelerate the $5,155,000 principal balance as a result of this default. Under the Written Agreement, the Company is not able to make these interest payments without the prior approval of the Federal Reserve Bank of Atlanta. Regulatory approval to pay accrued and unpaid interest has been denied.

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

(11)	Reverse Common Stock Split. Effective January 11, 2016 each ten shares of the Company’s common stock were converted into one share of common stock. Loss (earnings) per share for 2017 and 2016 has been adjusted to reflect the 1-for-10 reverse common stock split.

(12)	Loan Loss Recovery. On January 6, 2016, the Bank completed a sale of judgement on a defaulted credit that resulted in a $1.8 million recovery of previously charged-off amounts to the Allowance for Loan and Lease Losses (“ALLL”). This increased the balance of the ALLL to approximately $4.2 million. On February 12, 2016, and amended May 6, 2016, pursuant to the terms and requirements of the Consent Order, Management submitted a written request to the FDIC for a partial reversal of the ALLL. The FDIC has requested additional information to assess the Bank’s request for a reversal. As of this date, the FDIC has not reached a final decision in regards to the Bank’s request.

(13)	Reclassification. During the quarter ended March 31, 2016, the Company agreed to issue 46,296 shares to the Bank’s Chairman as compensation. The Company recorded compensation expense of $200,000 based on the fair market value of the shares at that time, and reflected the issuance of the shares as an increase in stockholders’ equity. The Bank’s Chairman has not yet taken delivery of the shares. As a result, during the quarter ended September 30, 2016, the Company determined to reclassify the transaction as a liability of the Company (rather than an increase in stockholders’ equity) until the issuance of the shares. As of December 31, 2016, an accrued liability totaling $200,000 was recorded in connection with these shares.

(14)	Brokered Deposits. Under the terms of the Consent Order, the Bank is not permitted to solicit brokered deposits. In March 2017, the FDIC notified the Bank that it considers a significant portion of the Bank’s certificates of deposit to be brokered deposits due to the rates paid on such deposits, even though such deposits were not obtained through any deposit brokers. The Bank has requested a waiver of the prohibition on brokered deposits from the FDIC which has been subsequently withdrawn. Consequently, the Bank can not renew or rollover the existing certificates of deposit that are viewed as brokered deposits, which have an adverse effect on the Bank’s liquidity. Management has identified several strategies to mitigate this issue and believes that the Bank’s liquidity will be sufficient. As of September 30, 2017, the Bank had $25.1 million in brokered deposits that will mature over the next two years. Management is exploring all alternatives to resolve this issue including, but not limited to, raising local deposits.

(15)	Bank Secrecy Act (“BSA”) Lookback Review. Under the terms of the Consent Order, the Bank is required to perform a BSA lookback review. The Bank estimates that the cost of the BSA lookback review will range from $250,000 to $300,000 based on an independent firm’s proposal for services. The proposal and ultimate agreement is subject to FDIC review and approval. Until the approval is received, these BSA services cannot be rendered. Once the BSA lookback review begins, the independent firm has 120 days to complete the work. As of September 30, 2017, the Bank has accrued $210,000 for the proposed services.

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

Regulatory Enforcement Actions

Bank Consent Order. On November 7, 2016, the Bank agreed to the issuance of a Consent Order by the FDIC and the OFR (the “Consent Order”), which requires the Bank to take certain measures to improve its safety and soundness. The Consent Order supersedes the prior consent order that became effective in 2010. Pursuant to the Consent Order, the Bank is required to take certain measures to improve its management, condition and operations, including actions to improve management practices and board supervision and independence, assure that its allowance for loan losses is maintained at an appropriate level and improve liquidity. The Consent Order requires the Bank to adopt and implement a compliance plan to address the Bank’s obligations under the Bank Secrecy Act and related obligations related to anti-money laundering. The Consent Order prohibits the payment of dividends by the Bank. The Consent Order continues the requirement for the Bank to maintain a Tier 1 leverage ratio of at least 8% and a total risk-based capital ratio of 12% beginning 90 days from the issuance of the Consent Order. At September 30, 2017, the Bank had a Tier 1 leverage ratio of 8.54%, and a total risk-based capital ratio of 14.42%.

See Footnote 13 to the Consolidated Financial Statements included in the Company’s 2016 Form 10-K for additional information concerning the requirements of the Consent Order.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Management believes that the Bank has made substantial progress in improving its financial condition through a significant reduction in non-performing assets and the receipt of capital increases from investors since the 2010 Consent Order. The Bank is also making significant progress in resolving the other issues raised by the FDIC and the OFR including strengthening the senior management team with the addition of David Edgar as Chief Financial Officer in October 2017. Although the Bank has been hampered by difficulties in raising capital due to the default under the Debenture and the limits placed on the Company and the Bank under the prior Consent Order and the Written Agreement. Management intends to continue its efforts to meet the conditions of the New Consent Order and the Written Agreement.

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

Capital Levels

Quantitative measures established by regulation and by the Consent Order to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. As of September 30, 2017, the Bank met the minimum applicable capital adequacy requirements for Total Capital to Risk – Weighted Assets, and for Tier I Capital to Total Assets.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

The Bank’s actual and required minimum capital ratios were as follows (in thousands):

Regulatory Capital Requirements

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions		Requirements of Consent Order
	Amount	%	Amount	%	Amount	%	Amount	%
As of September 30, 2017:
Total Capital to Risk-Weighted Assets	$10,472	14.42%	$5,809	8.0%	$7,262	10.02%	$8,714	12.00%
Tier I Capital to Risk-Weighted Assets	9,527	13.12%	4,357	6.0%	5,809	8.0%	NA	NA
Common equity Tier I capital to Risk-Weighted Assets	9,527	13.12%	3,268	4.5%	4,720	6.5%	NA	NA
Tier I Capital to Total Assets	9,527	8.54%	4,463	4.0%	5,579	5.0%	8,926	8.00%

As of December 31, 2016:
Total Capital to Risk-Weighted Assets	$10,662	12.79%	$6,609	8.0%	$8,261	10.0%	$9,913	12.0%
Tier I Capital to Risk-Weighted Assets	9,498	11.50%	4,957	6.0%	6,609	8.0%	N/A	N/A
Common equity Tier I capital to Risk-Weighted Assets	9,498	11.50%	3,718	4.5%	5,370	6.5%	N/A	N/A
Tier I Capital to Total Assets	9,498	8.06%	4,714	4.0%	5,893	5.0%	9,428	8.0%

Financial Condition at September 30, 2017 and December 31, 2016

Overview

The Company’s total assets decreased by $11.2 million to $108.5 million at September 30, 2017, from $119.7 million at December 31, 2016, primarily due to a reduction in total deposits. Total stockholders’ equity decreased approximately $0.5 million at September 30, 2017 from $3.1 million at December 31, 2016 to $2.6 million, primarily due to the net loss of $510,000 for the nine months ended September 30, 2017. As of September 30,2017, the Bank has provided for a reserve for BSA Compliance lookback of $210.000.

The following table shows selected information for the periods ended or at the dates indicated:

	Nine Months	Nine Months	Year
	Ended	Ended	Ended
	September 30, 2017	September 30, 2016	December 31, 2016

Average equity as a percentage of average assets	2.22%	2.59%	2.6%

Equity to total assets at end of period	2.42%	2.73%	2.6%

Return on average assets (1)	(.45)%	(0.34)%	(0.3)%

Return on average equity (1)	(18.15)%	(12.96)%	(12.5)%

Noninterest expenses to average assets (1)	2.74%	3.51%	3.3%

(1) Annualized for the nine months ended September 30, 2017 and 2016.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Liquidity and Sources of Funds

The Bank’s sources of funds include customer deposits, advances from the Federal Home Loan Bank of Atlanta (“FHLB”), sales and principal repayments of investment securities, loan repayments, foreclosed real estate sales, the use of Federal Funds markets, net earnings, if any, and loans taken out at the Federal Reserve Bank discount window.

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

In addition to obtaining funds from depositors, we may borrow funds from other financial institutions. At September 30, 2017, the Bank had outstanding borrowings of $20,500,000, against its $31,300,000 in established borrowing capacity with the FHLB. The Bank’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. In 2010, the Bank obtained an available discount window credit line with the Federal Reserve Bank, currently $643,700. The Federal Reserve Bank line is subject to collateral requirements and must be repaid within 90 days; each advance is subject to prior Federal Reserve Bank consent. The Bank also has a $2.5 million line of credit with SunTrust, $750,000 line of credit with Servis First Bank and a $2.5 million line of credit with AloStar Bank. We measure and monitor our liquidity daily and believe our liquidity sources are adequate to meet our operating needs.

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

The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. As of September 30, 2017, the Company had commitments to extend credit totaling $4.3 million.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Junior Subordinated Debenture

On September 30, 2004, the Company issued a $5,155,000 junior subordinated debenture to an unconsolidated subsidiary (the “Debenture”). The Debenture has a term of thirty years. The interest rate was fixed at 6.4% for the first five years, and thereafter, the coupon rate floats quarterly at the three-month LIBOR rate plus 2.45% (3.78% at September 30, 2017). The Debenture is redeemable in certain circumstances. The terms of the Debenture allow the Company to defer payments of interest on the Debenture by extending the interest payment period at any time during the term of the Debenture for up to twenty consecutive quarterly periods. Beginning in 2010, the Company exercised its right to defer payment of interest on the Debenture. Interest payments deferred as of September 30, 2017 totaled $1,314,000. The Company has deferred interest payments with respect to the Debenture for the maximum allowable twenty consecutive quarterly payments. The holder of the Debenture can accelerate the $5,155,000 principal balance as a result of this default. Under the Written Agreement, the Company is not able to make these interest payments without the prior approval of the Federal Reserve Bank of Atlanta. Regulatory approval to pay accrued and unpaid interest has been denied.

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

	Three Months Ended September 30,
	2017			2016
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans	$72,777	$972	5.34%	$85,020	$1,082	5.09%
Securities	19,207	96	2.00	22,779	117	2.05
Other (1)	17,908	65	1.45	11,225	24	0.86

Total interest-earning assets/interest income	109,892	1,133	4.12	119,024	1,223	4.11

Cash and due from banks	1,156			910
Premise and equipment	2,612			2,696
Other	(3,345)			(1,005)

Total assets	$110,315			$121,625

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$21,657	27	.50	$22,960	29	0.51
Time deposits	49,945	140	1.12	59,069	152	1.03
Borrowings (2)	25,655	141	2.20	25,663	91	1.42

Total interest-bearing liabilities/ interest expense	97,257	308	1.27	107,692	272	1.01

Noninterest-bearing demand deposits	8,376			8,039
Other liabilities	2,026			2,534
Stockholders’ equity	2,656			3,360

Total liabilities and stockholders’ equity	$110,315			$121,625

Net interest income		$825			$951

Interest-rate spread (3)			2.85%			3.10%

Net interest-earnings assets	$12,635			$11,332

Net interest margin (4)			3.00%			3.20%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.13			1.11

	Nine Months Ended September 30,
	2017			2016
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
			($ in thousands)
Interest-earning assets:
Loans	$76,583	$2,971	5.17%	$84,173	$3,156	5.00%
Securities	19,622	306	2.08	23,454	367	2.09
Other (1)	16,985	162	1.27	11,433	75	0.87

Total interest-earning assets/interest income	113,190	3,439	4.05	119,060	3,598	4.03

Cash and due from banks	1,162			887
Premise and equipment	2,624			2,694
Other	(3,164)			(393)

Total assets	$113,812			$122,248

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$22,052	82	0.50	$23,719	89	0.50
Time deposits	53,609	442	1.10	62,203	461	0.99
Borrowings (2)	25,677	378	1.96	25,700	260	1.35

Total interest-bearing liabilities/ interest expense	101,338	902	1.29	111,622	810	0.97

Noninterest-bearing demand deposits	7,471			5,249
Other liabilities	2,193			2,208
Stockholders’ equity	2,810			3,169

Total liabilities and stockholders’ equity	$113,812			$122,248

Net interest income		$2,537			$2,788

Interest-rate spread (3)			2.76%			3.06%

Net interest-earning assets	$11,852			$7,438

Net interest margin (4)			2.99%			3.12%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.21			1.07

(1)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and junior subordinated debenture.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended September 30, 2017 and 2016

General. Net loss for the three months ended September 30, 2017, was $(56,000) or $(.05) loss per basic and diluted share compared to a net earnings of $22,000 or $0.02 earnings per basic and diluted share for the period ended September 30, 2016.

Interest Income. Interest income decreased $90,000 for the three months ended September 30, 2017 compared to the three months Ended September 30, 2016.

Interest Expense. Interest expense on deposits and borrowings increased by $36,000 for the three months ended September 30, 2017 from $272,000 for the three months Ended September 30, 2016. Interest expense increased primarily due to higher interest paid on borrowings during the second and third quarter of 2017. In late March 2017, the Bank extended the maturities of $15.5 million in Federal Home loan Advances into longer fixed rate terms with higher interest rates. The weighted average rate of these advances increased from 0.49% to 1.19%.

Provision for Loan Losses. There was no provision for losses during the 2017 or 2016 period. The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio at September 30, 2017. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $3.9 million or 5.37% of loans outstanding at September 30, 2017, as compared to $4.2 million or 4.91% of loans outstanding at September 30, 2016. Management believes the balance in the allowance for loan losses at September 30, 2017 is significantly overfunded.

Noninterest Income. Total noninterest income increased by $23,000 for the three months ended September 30, 2017, from $31,000 for the three months Ended September 30, 2016 due to significant fees collected on previously impaired loans.

Noninterest Expenses. Total noninterest expenses decreased $25,000 to $935,000 for the three months ended September 30, 2017 compared to $960,000 million for the three months Ended September 30, 2016.

Comparison of the Nine-Month Periods Ended September 30, 2017 and 2016

General. Net loss for the nine months ended September 30, 2017, was $(510,000) or $(.46) loss per basic and diluted share compared to a net loss of $(308,000) or $(0.30) loss per basic and diluted share for the nine nonths Ended September 30, 2016. The increase in net loss was due to a decrease in net interest income and a combination of higher professional fees and other non-interest expenses and a lower level of loan fees included in noninterest income.

Interest Income. Interest income decreased by $159,000 for the nine months ended September 30, 2017 from $3,598,000 for the nine months Ended September 30, 2016, primarily due to a decrease in interest earnings assets.

Interest Expense. Interest expense on deposits and borrowings increased to $902,000 for the nine months ended September 30, 2017 from $810,000 for the nine months Ended September 30, 2016. Interest expense increased primarily due to higher interest paid on borrowings during 2017. In late March 2017, the Bank extended the maturities of $15.5 million in Federal Home Loan Advances into longer fixed rate terms with higher interest rates. The weighted average rate of these advances increased from 0.49% to 1.19%.

Provision for Loan Losses. There was no provision for the nine months ended September 30, 2017 or 2016. The provision for loan losses is charged to operations in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $3.9 million or 5.37% of loans outstanding at September 30, 2017, compared to $4.2 million, or 4.91% of loans outstanding at September 30, 2016. Management believes the balance in the allowance for loan losses at September 30, 2017 is significantly overfunded.

Noninterest Income. Total noninterest income decreased to $71,000 from $125,000 for the nine months ended September 30, 2017, compared to the nine months Ended September 30, 2016 due to gains on securities sales of $48,000 in 2016 compared to $7,000 in 2017 and reduced service charges and other fees.

Noninterest Expenses. Total noninterest expenses decreased to $3,118,000 for the nine months ended September 30, 2017 compared to $3,221,000 for the nine months Ended September 30, 2016, primarily due to decreased salaries and benefits, occupancy, data processing, and regulatory assessments.

Item 4. Controls and Procedures

The Company’s management evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report, and, based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Non-Employee Director Share Issuances

On March 31, 2017, the Company agreed to issue 4,550 shares of its common stock to the Company’s non-employee directors under the Company’s 2011 Equity Incentive Plan and the Company’s Non-Employee Director Compensation Plan (the “Director Compensation Plan”) for attendance fees at board meetings of the Company. Under the Director Compensation Plan, which became effective on January 1, 2012, fees for attendance at board and committee meetings are payable 75% in shares of common stock and 25% in cash on a quarterly basis. The shares were issued at the price of $3.15, the fair market value of the shares on the date of issuance. Pursuant to the Director Compensation Plan, a director must remain on the board as of the end of the year to earn the shares. Therefore, these shares with an aggregate value of $14,333 are recorded as a liability as of September 30, 2017. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Other Significant Share Issuance

On March 27, 2017, the Company allocated 59,523 shares to the Bank’s Chairman under the 2011 Equity Incentive Plan as compensation for services as a director at the price of $3.36 per share, the fair market value of the shares on the date of issuance. The aggregate value of $200,000 was also recorded as a liability because the Bank’s Chairman has yet to take delivery of the shares. In addition, in March 2016 the Company allocated 46,296 shares to the Bank’ s Chairman under the 2011 Equity Incentive Plan as compensation for services as a director at the price of $4.32 per share, the fair market value of the shares on the date of issuance. The aggregate value of $200,000 was also recorded as a liability because the Bank’s Chairman has yet to take delivery of the shares. The total liability recorded for these allocated shares is $400,000 as of September 30, 2017. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 3. Defaults on Senior Securities

Junior Subordinated Debenture

On September 30, 2004, the Company issued a $5,155,000 junior subordinated debenture to an unconsolidated subsidiary (the “Debenture”). The Debenture has a term of thirty years. The interest rate was fixed at 6.4% for the first five years, and thereafter, the coupon rate floats quarterly at the three-month LIBOR rate plus 2.45% (3.78% at September 30, 2017). The Debenture is redeemable in certain circumstances. The terms of the Debenture allow the Company to defer payments of interest on the Debenture by extending the interest payment period at any time during the term of the Debenture for up to twenty consecutive quarterly periods. Beginning in 2010, the Company exercised its right to defer payment of interest on the Debenture. Interest payments deferred as of September 30, 2017 totaled $1,314,000. The Company has deferred interest payments with respect to the Debenture for the maximum allowable twenty consecutive quarterly payments. The holder of the Debenture can accelerate the $5,155,000 principal balance as a result of this default. Under the Written Agreement, the Company is not able to make these interest payments without the prior approval of the Federal Reserve Bank of Atlanta. Regulatory approval to pay accrued and unpaid interest has been denied.

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

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date:	November 13, 2017	By:	/s/ Timothy Terry
Timothy Terry,
Principal Executive Officer

		By:	/s/ David L.Edgar
David L.Edgar
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

