Form 10-K
period 2017-12-31
OptimumBank Holdings, Inc.
filed 2018-03-28
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Commission File Number: 000-50755

OPTIMUMBANK HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Florida	55-0865043
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2477 East Commercial Blvd., Fort Lauderdale, FL 33308

(Address of principal executive offices)

Registrant’s telephone number, including area code: (954) 900-2800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NASDAQ Capital Market
Preferred Stock, no par value	None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1993. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes [  ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (992,803 shares) on December 31, 2017, was approximately $2,968,481, computed by reference to the closing market price at $2.99 per share as of June 30, 2017. For purposes of this information, the outstanding shares of common stock owned by directors and executive officers of the registrant were deemed to be shares of common stock held by affiliates.

The number of shares of common stock, par value $0.01 per share, of the registrant outstanding as of March 28, 2018 was 1,286,503 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 29, 2018, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the issuer’s fiscal year end are incorporated by reference into Part III, Items 10 through 14, of this Annual Report on Form 10-K.

i

PART I

Item 1. Business

Forward-Looking Statements

We have made forward-looking statements in this Annual Report about the financial condition, results of operations, and business of our company. These statements are not historical facts and include expressions concerning the future that are subject to risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among other things, the following possibilities:

●	general economic conditions, either nationally or regionally, that are less favorable than expected resulting in, among other things, a deterioration in credit quality and an increase in credit risk-related losses and expenses;

●	changes in the interest rate environment that reduce margins;

●	competitive pressure in the banking industry that increases significantly;

●	changes that occur in the regulatory environment; and

●	changes that occur in business conditions and the rate of inflation.

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

The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is subject to the supervision and regulation of the State of Florida Office of Financial Regulation (“OFR”) and the FDIC. The Bank is a member of the Federal Home Loan Bank of Atlanta.

At December 31, 2017, the Company had total assets of $95.9 million, net loans of $68.2 million, total deposits of $65.3 million and stockholders’ equity of $2.5 million. During 2017, the Company had a net loss of $589,000.

Recent Developments

Consent Order and Written Agreement.

On November 7, 2016, the Bank agreed to the issuance of a Consent Order by the FDIC and the OFR (the “Consent Order”), which requires the Bank to take certain measures to improve its safety and soundness. The Consent Order supersedes the prior consent order that became effective in 2010. Pursuant to the Consent Order, the Bank is required to take certain measures to improve its management, condition and operations, including actions to improve management practices and board supervision and independence, assure that its allowance for loan losses is maintained at an appropriate level and improve liquidity. The Consent Order requires the Bank to adopt and implement a compliance plan to address the Bank’s obligations under the Bank Secrecy Act (the “BSA”) and related obligations related to anti-money laundering. The Consent Order continues the requirement for the Bank to maintain a Tier 1 leverage ratio of at least 8% and a total risk-based capital ratio of 12% beginning 90 days from the issuance of the Consent Order. The Consent Order prohibits the payment of dividends by the Bank. The Company estimates that the cost to comply with the BSA components of the Consent Order will be between $250,000 and $420,000. The Bank accrued approximately $305,000 and $60,000 toward these expenses in 2017 and 2016, respectively.

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

At December 31, 2017, the Bank had a Tier 1 leverage ratio of 8.89%, and a total risk-based capital ratio of 15.08%. At December 31, 2017, the Bank is in compliance with the Tier 1 leverage ratio and total risk-based capital ratio requirement of the Consent Order. Additional information on the Bank’s capital adequacy is contained in “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Going Concern Status

The Company is in default with respect to its $5,155,000 Junior Subordinated Debenture (“Debenture”) due to its failure to make certain required interest payments under the Debenture. The Trustee of the Debenture (the “Trustee”) or the holders of the Debenture are entitled to accelerate the payment of the $5,155,000 principal balance plus accrued and unpaid interest totaling $1,375,011 at December 31, 2017. To date the Trustee has not accelerated the outstanding balance of the Debenture. No adjustments to the accompanying consolidated financial statements have been made as a result of this uncertainty.

Management’s plans with regard to this matter are as follows: A Director of the Company has offered to purchase the Debenture and this offer has been approved by certain equity owners of the Trust that holds the Debenture. The Director has offered to enter into a forbearance agreement with the Company with respect to payments due under the Debenture upon consummation of the Director’s purchase of the Debenture.

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

Brokered Deposits

Under the terms of the Consent Order, the Bank is not permitted to solicit brokered deposits. In March 2017, the FDIC notified the Bank that it considers a significant portion of the Bank’s certificates of deposit to be brokered deposits due to the rates paid on such deposits, even though such deposits were not obtained through any deposit brokers. The remaining brokered deposits are expected to mature on or before April 5, 2018.

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

The Bank provides a range of consumer and commercial banking services to individuals and businesses. The basic services offered include: demand interest-bearing and noninterest-bearing accounts, money market deposit accounts, NOW accounts, time deposits, Visa debit and ATM cards, cash management, direct deposits, notary services, money orders, night depository, cashier’s checks, domestic collections, and banking by mail. The Bank makes commercial real estate loans and consumer loans. The Bank offers business lending lines for working capital needs. Growing businesses can use the loans to expand inventory, take discounts, offset receivables, or establish new structured financing and repayment plans that are consistent with the cash flow of the business. The Bank provides ATM cards and Visa debit cards, as a part of the Star, Presto and Cirrus networks, thereby permitting customers to utilize the convenience of ATMs worldwide. The Bank does not have trust powers and provides no trust services.

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

Lending Activities

The Bank offers real estate, commercial and consumer loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in its market area. The Bank’s market area consists of the tri-county area of Broward, Miami-Dade and Palm Beach counties. The Bank’s net loans at December 31, 2017 were $68,220,000, or 71.2% of total assets. The interest rates charged on loans varied with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. The Bank has no foreign loans.

The Bank’s loan portfolio is concentrated in two major areas: residential and commercial real estate loans. As of December 31, 2017, 91.2% of the loan portfolio consisted of loans secured by mortgages on real estate, of which approximately 36.2% of the total loan portfolio was secured by one-to-four family residential properties. The real estate loans are located primarily in the tri-county market area.

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

Deposit Activities

Deposits are the major source of the Bank’s funds for lending and other investment activities. The Bank considers the majority of its regular savings, demand, NOW, money market deposit accounts and CD’s under $250,000 to be core deposits. These accounts comprised approximately 98.04% of the Bank’s total deposits at December 31, 2017. Approximately 46.9% of the deposits at December 31, 2017 were certificates of deposit. Generally, the Bank attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $250,000 and over made up approximately 2.0% of the Bank’s total deposits at December 31, 2017. Although these large deposits are not traditionally considered core deposits, the majority of these deposits have served as a stable source of funds for the Bank.

Investments

The Bank’s investment securities portfolio was approximately $11.4 and $20.2 million at December 31, 2017 and 2016, respectively, representing 11.9% and 16.9% of its total assets. At December 31, 2017, 74.0% of this portfolio was invested in asset-backed securities. Mortgage backed securities generally have a shorter life than the stated maturity. The Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at minimal risk levels while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits.

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

OptimumBank has established a correspondent relationship with the Federal Reserve Bank. The Bank pays for such services in cash as opposed to keeping compensating balances. The Bank also sells loan participations to other banks with respect to loans which exceed its lending limit. The Bank may purchase loan participations to supplement loan demand.

Data Processing

The Bank outsources most of its data processing services, including an automated general ledger and deposit accounting; however, it services all its loans in-house.

Internet Banking

The Bank maintains a website at www.optimumbank.com where retail and business customers can access account balances, view current account activity and their previous statement, view images of paid checks, transfer funds between accounts, and bill payment. The Bank now offers its customers mobile access to their account information, with the option to setup alerts, deposit checks across a broad range of phones and mobile devices. The Bank now offers its business customers remote deposit capture and online cash management services that include ACH origination and wire transfers using token technology for security.

Competition

The Bank encounters strong competition both making loans and attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws which permit multi-bank holding companies as well as an increasing level of interstate banking have created a highly competitive environment for commercial banking. In one or more aspects of its business, the Bank competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Most of these competitors, some of which are affiliated with bank holding companies, have substantially greater resources and lending limits, and may offer certain services that the Bank does not currently provide. In addition, many of its non-bank competitors are not subject to the same extensive federal regulations that govern federally insured banks. Recent federal and state legislation has heightened the competitive environment in which financial institutions must conduct their business, and the potential for competition among financial institutions of all types has increased significantly.

The Bank focuses its efforts on smaller loans, which is generally neglected by its competitors. To compete, the Bank relies upon specialized services, responsive handling of customer needs, and personal contacts by its officers, directors, and staff. Large multi-branch banking competitors tend to compete primarily by rate and the number and location of branches while smaller, independent financial institutions tend to compete primarily by rate and personal service.

Employees

As of December 31, 2017, the Bank had 16 full-time employees, including executive officers. These employees are not represented by a collective bargaining unit. The Bank considers its relations with its employees good.

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

Changes that could affect the Bank going forward include additional constraints on the inclusion of deferred tax assets in capital and increased risk weightings for nonperforming loans and acquisition/development loans in regulatory capital. Beginning on January 1, 2016, the Bank became subject to the capital conservation buffer rules which places limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers. In order to avoid these limitations, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. As of December 31, 2017 and 2016, the Bank’s capital conservation buffer exceeds the minimum requirements of 1.250% and 0.625%, respectively. The required conservation buffer of 2.50% is to be phased in at 0.625% on each January 1st over the next two years.

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

The following table shows the Bank’s capital amounts and ratios and regulatory thresholds at December 31, 2017 and 2016 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions		Requirements of Consent Order
	Amount	%	Amount	%	Amount	%	Amount	%
As of December 31, 2017:
Total Capital to Risk-Weighted Assets	10,484	15.08%	5,561	8.00%	6,951	10.00%	8,341	12.00%
Tier I Capital to Risk-Weighted Assets	9,577	13.78	4,170	6.00	5,561	8.00	N/A	N/A
Common Equity Tier I Capital to Risk-Weighted Assets	9,577	13.78	3,128	4.50	4,518	6.50	N/A	N/A
Tier 1 Capital to Total Assets	9,577	8.89	4,307	4.00	5,383	5.00	8,614	8.00
As of December 31, 2016:
Total Capital to Risk-Weighted Assets	$10,566	12.79%	$6,609	8.00%	$8,261	10.00%	$9,913	12.00%
Tier I Capital to Risk-Weighted Assets	9,498	11.50	4,957	6.00	6,609	8.00	N/A	N/A
Common Equity Tier I Capital to Risk-Weighted Assets	9,498	11.50	3,718	4.50	5,370	6.50	N/A	N/A
Tier 1 Capital to Total Assets	9,498	8.06	4,714	4.00	5,893	5.00	9,428	8.00

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

Management believes that the Bank has made substantial progress in improving its financial condition through a significant reduction in non-performing assets and the receipt of capital increases from investors since the 2010 Consent Order. The Bank is also making significant progress in resolving the other issues raised by the FDIC and the OFR including strengthening the management team. Although the Bank has been hampered by difficulties in raising capital due to the default under the Junior Subordinated Debenture and the limits placed on the Company and the Bank under the prior Consent Order and the Written Agreement. Management intends to continue its efforts to meet the conditions of the New Consent Order and the Written Agreement.

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

Capital Adequacy Requirements. Banks are required to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders’ equity (excluding the unrealized gain (loss) on available-for-sale securities), trust preferred securities subject to certain limitations, and minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses except for certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. At December 31, 2017, the Bank’s Tier 1 and total risk-based capital ratios were 13.19% and 15.08%, respectively.

Banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 4%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. At December 31, 2017, the Bank’s leverage ratio was 8.89%.

The Consent Order imposes higher capital requirements on OptimumBank. Under the Consent Order, OptimumBank must maintain a Tier 1 Leverage Ratio of 8.0%, and a total risk based capital ratio of 12.0%. With a Tier 1 Leverage ratio of 8.89% and a Total Risk Based Capital Ratio of 15.08% at December 31, 2017, the Bank met the total risk-based capital ratio as required by the Consent Order.

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

As of December 31, 2017, OptimumBank met the FDIC definition of an “adequately capitalized” institution.

For additional information regarding OptimumBank’s capital ratios and requirements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Capital Adequacy.”

Dividends. The Company’s ability to pay dividends is substantially dependent on the ability of OptimumBank to pay dividends to the Company. As a state chartered bank, OptimumBank is subject to dividend restrictions set by Florida law and the FDIC. Except with the prior approval of the Florida OFR, all dividends of any Florida bank must be paid out of retained net profits from the current period and the previous two years, after deducting expenses, including losses and bad debts. Under the Federal Deposit Insurance Act, an FDIC-insured institution may not pay any dividend if payment would cause it to become undercapitalized or while it is undercapitalized. The FDIC and the Florida OFR also have the general authority to limit the dividend payment by banks if such payment may be deemed to constitute an unsafe and unsound practice. The Bank’s ability to pay dividends is further restricted under the Consent Order and the Company’s ability to pay dividends is also restricted under its Written Agreement with the Federal Reserve. At December 31, 2017, the Bank and Company could not pay cash dividends.

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

Item 2. Properties

The following table sets forth information with respect to the Bank’s main office and branch offices as of December 31, 2017.

Location	Year Facility Opened	Facility Status

Executive Office and Ft. Lauderdale Branch:	2004	Owned
2477 East Commercial Boulevard Fort Lauderdale, Florida 33308

Plantation Branch Office:	2000	Owned
10197 Cleary Boulevard Plantation, Florida 33324

Deerfield Beach Branch Office:	2004	Leased (1)
2215 West Hillsboro Boulevard Deerfield Beach, Florida 33442

(1) At December 31, 2017, the future minimum lease payments are approximately as follows (in thousands):

Year Ending December 31,	Amount

2018	$90
2019	92
2020	95
2021	98
2022	93
Total	$468

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

Year	Quarter	High (1)	Low(1)

2017	First	$4.04	$3.14
	Second	$3.10	$2.45
	Third	$3.09	$2.03
	Fourth	$6.26	$1.88

2016	First	$7.30	$3.56
	Second	$4.99	$3.75
	Third	$6.35	$3.64
	Fourth	$4.89	$3.51

(1) Reflects the 10 for 1 reverse common stock split effective January 11, 2016

The Company had approximately 1,135 holders registered or in street names as of December 31, 2017.

During 2017, the Company sold 10,000 shares of the Company’s common stock at a price of $3.00 per share to accredited investors and issued 7,500 shares of the Company’s common stock as compensation for consulting services at a price of $3.00 per share. Pursuant to Company’s stockholder approved 2011 Equity Incentive Plan (“2011 Plan”), during 2017, the Company accrued stock compensation cost related to first quarter director’s fees to five directors. A total of 2,821 shares related to these first quarter 2017 director fees were issued during the first quarter of 2018 at a value of $3.14 per share. As of April 1, 2017, the Company discontinued the issuance of common stock as a method of payment of director’s fees.

Additionally, as of December 31, 2017, 105,819 shares were due to be issued as compensation to a director. The Company accrued $200,000 during the years ended December 31, 2017 and 2016, for these shares. Subsequently during 2018, $200,000 was accrued for 36,102 shares in additional compensation to the director. All shares due to this director, totaling 141,921, were issued during the first quarter of 2018.

At December 31, 2017, the Bank and Company could not pay cash dividends and the Company does not anticipate that it will pay dividends on its common stock in the foreseeable future. Banking regulations place certain restrictions on dividends and loans or advances made by the Bank to the Company. The amount of cash dividends that may be paid by the Bank to the Company is based on the Bank’s net earnings of the current year combined with the Bank’s retained earnings of the preceding two years, as defined by state banking regulations. However, for any dividend declaration, the Company must consider additional factors such as the amount of current period net earnings, liquidity, asset quality, capital adequacy and economic conditions. It is likely that these factors would further limit the amount of dividends which the Company could declare. Furthermore, the Bank’s ability to pay dividends is restricted under the Consent Order issued by the FDIC and Florida Office of Financial Regulation and banking laws. The Company’s ability to pay dividends is also restricted under its Written Agreement with the Federal Reserve.

Item 6. Selected Financial Data

At December 31, or for the Years Then Ended

(Dollars in thousands, except per share figures)

	2017	2016	2015	2014	2013
At Year End:
Cash and cash equivalents	$11,665	$17,640	$10,365	12,074	13,881
Security available for sale	11,437	20,222	25,749	26,748	22,990
Loans, net	68,220	76,999	82,573	75,829	79,249
All other assets	4,544	4,842	8,791	9,879	12,663

Total assets	$95,866	$119,703	$127,478	124,530	128,783

Deposit accounts	$65,251	86,087	97,571	91,603	98,692
Federal Home Loan Bank advances	20,500	23,500	20,000	22,740	22,740
Junior subordinated debenture	5,155	5,155	5,155	5,155	5,155
All other liabilities	2,415	1,880	1,785	2,053	2,412
Stockholders’ equity (deficit)	2,545	3,081	2,967	2,979	(216)

Total liabilities and stockholders’ equity (deficit)	$95,866	$119,703	$127,478	124,530	128,783

	2017	2016	2015	2014	2013
For the Years:
Total interest income	4,716	4,764	4,534	5,392	5,280
Total interest expense	1,196	1,079	884	911	1,919

Net interest income	3,520	3,685	3,650	4,481	3,361
Provision for loan losses	—	—	—	—	2,194

Net interest income after provision for loan losses	3,520	3,685	3,650	4,481	1,167
Noninterest income (expense)	52	(144)	412	572	144
Noninterest expenses	4,161	3,937	4,545	3,448	8,066

(Loss) earnings before income taxes (benefit)	(589)	(396)	(483)	1,605	(6,755)
Income taxes (benefit)	—	—	(320)	—	320

Net (loss) earnings	$(589)	$(396)	(163)	1,605	(7,075)

Net (loss) earnings per share, basic (1)	$(.53)	$(0.38)	(.17)	1.85	(8.94)

Net (loss) earnings per share, diluted (1)	$(.53)	$(0.38)	(.17)	1.85	(8.94)

Weighted-average number of shares outstanding, basic (1)	1,104,995	1,041,213	953,855	867,789	791,358

Weighted-average number of shares outstanding, diluted (1)	1,104,995	1,041,213	953,855	867,789	791,358

Ratios and Other Data:

	2017	2016	2015	2014	2013

Return on average assets	(.5)%	(0.3)%	(0.1)%	1.3%	(5.3)%
Return on average equity	(21.3)%	(12.5)%	(5.3)%	86.2%	(216.8)%
Average equity to average assets	2.5%	2.6%	2.5%	1.5%	2.4%
Dividend payout ratio	—%	—%	—%	—%	—%
Net interest margin during the year	3.2%	3.1%	3.4%	3.9%	2.9%
Interest-rate differential during the year	3.0%	3.0%	3.3%	4.0%	3.0%
Net yield on average interest-earning assets	4.3%	4.0%	4.2%	4.7%	4.5%
Noninterest expenses to average assets	3.8%	3.3%	3.6%	2.7%	5.8%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.13	1.09	1.07	0.97	.95
Nonperforming loans and foreclosed assets as a percentage of total assets at end of year	—	0.3%	7.5%	12.1%	12.7%
Allowance for loan losses as a percentage of total loans at end of year	5.5%	4.9%	2.7%	2.9%	2.7%
Total number of banking offices	3	3	3	3	3
Total shares outstanding at end of year (1)	1,120,947	1,103,447	962,886	930,524	801,108
Book value per share at end of year (1)	$2.27	$2.79	$3.08	$3.20	$(0.27)

(1)	All share and per share amounts have been adjusted to reflect the 1-for-4 reverse stock split declared in 2013 and 1 for 10 reverse common stock split effective January 11, 2016.

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

During the years ended December 31, 2017 and 2016, the Company assessed its earnings history and trend over the past year and its estimate of future earnings, and determined that it was more likely than not that the deferred tax assets would not be realized in the near term. Accordingly, a valuation allowance was recorded and maintained against the net deferred tax asset for the amount not expected to be realized in the future

The allowance for loan losses is also discussed as part of “Loan Portfolio, Asset Quality and Allowance for Loan Losses” and in Note 3 of Notes to the Consolidated Financial Statements. The Company’s significant accounting policies are discussed in Note 1 of Notes to the Consolidated Financial Statements.

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

Loan Portfolio, Asset Quality and Allowance for Loan Losses

The Bank’s primary business is making business loans. This activity may subject the Bank to potential loan losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond its control. The combination of stronger U.S. growth, the consumer boost from sharply lower crude oil prices and the aggressive monetary easing and weaker currencies outside of the United States should support improving conditions. With most of the Bank’s loans concentrated in south Florida, the decline in local economic conditions had previously adversely affected the values of the Bank’s real estate collateral, but these trends are reversing and are shown in the improvement in the Bank’s impaired loans and improved asset quality. As of December 31, 2017, the Bank’s impaired loans were approximately $2.2 million, or 3.09% of the gross loan portfolio.

The following table sets forth the composition of the Bank’s loan portfolio:

		At December 31,
	2017		2016		2015
	Amount	% of Total	Amount	% of Total	Amount	% of Total
			(dollars in thousands)

Residential real estate	$26,054	36.22	$27,334	33.98%	$16,203	19.13
Multi-family real estate	7,356	10.23	5,829	7.25	3,697	4.36
Commercial real estate	32,152	44.70	29,264	36.37	34,771	41.05
Land and construction	1,051	1.46	5,681	7.06	5,258	6.21
Commercial	4,522	6.29	10,514	13.07	21,770	25.70
Consumer	794	1.10	1,829	2.27	3,015	3.55

Total loans	71,929	100%	80,451	100%	84,714	100.00

Add (deduct):
Net deferred loan costs and premiums	282		463		154
Allowance for loan losses	(3,991)		(3,915)		(2,295)

Loans, net	$68,220		$76,999		$82,573

	At December 31,
	2014		2013
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)

Residential real estate	$21,426	27.51%	$26,618	32.83%
Multi-family real estate	1,979	2.54	3,605	4.45
Commercial real estate	37,215	47.78	34,020	41.96
Land and construction	6,177	7.93	6,459	7.97
Commercial	11,070	14.21	10,297	12.70
Consumer	20	.03	81	.10

Total loans	77,887	100.00%	81,080	100.00%

Add (deduct):
Net deferred loan costs and premiums	186		380
Allowance for loan losses	(2,244)		(2,211)

Loans, net	$75,829		$79,249

The following table sets forth the activity in the allowance for loan losses (in thousands):

	Year Ended December 31,
	2017	2016	2015	2014	2013

Beginning balance	$3,915	$2,295	$2,244	$2,211	$2,459
Provision (credit) for loan losses	—	—	—	—	2,194
Loans charged off	(67)	(469)	(289)	—	(2,959)
Recoveries	143	2,089	340	33	517

Ending balance	$3,991	$3,915	$2,295	$2,244	$2,211

The allowance for loan losses represents management’s estimate of probable incurred losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The allowance for loan losses represented 5.55% and 4.87% of the total loans outstanding at December 31, 2017 and 2016, respectively.

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

The following table sets forth the Bank’s allowance for loan losses by loan type (dollars in thousands):

	At December 31,
	2017		2016		2015
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans

Residential real estate	$641	36.22%	$310	33.98%	$116	19.13%
Multi-family real estate	59	10.23	58	7.25	26	4.36
Commercial real estate	759	44.70	787	36.37	1,085	41.05
Land and construction	22	1.46	120	7.06	77	6.21
Commercial	55	6.29	188	13.07	120	25.70
Consumer	86	1.10	165	2.27	151	3.55
Unallocated	2,369	—	2,287	—	720	—

Total allowance for loan losses	$3,991	100.00%	$3,915	100.00%	$2,295	100.00%

Allowance for loan losses as a percentage of total loans outstanding		5.55%		4.87%		2.71%

	At December 31,
	2014		2013
	Amount	% of Total Loans	Amount	% of Total Loans

Residential real estate	$66	27.51%	$49	32.82%
Multi-family real estate	2	2.54	4	4.45
Commercial real estate	2,058	47.78	1,139	41.96
Land and construction	99	7.93	458	7.97
Commercial	10	14.21	31	12.70
Consumer	—	.03	—	.10
Unallocated	9	—	530	—
Total allowance for loan losses	$2,244	100.00%	$2,211	100.00%

Allowance for loan losses as a percentage of total loans outstanding		2.88%		2.73%

The following summarizes impaired loans (in thousands):

	December 31, 2017			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Residential real estate	$194	$217	$—	$375	$501	$—
Commercial real estate	231	231	—	—	—	—
With an allowance recorded -
Residential real estate	978	978	330	—	—	—
Commercial real estate	744	744	83	1,004	1,004	104

Total:
Residential real estate	$1,172	$1,195	$330	$375	$501	$—
Commercial real estate	$975	$975	$83	$1,004	$1,004	$104

Total	$2,147	$2,170	$413	$1,379	$1,505	$104

During 2017, 2016, and 2015, the average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015

Average investment in impaired loans	$2,454	$2,957	$9,579
Interest income recognized on impaired loans	$278	$124	$250
Interest income received on a cash basis on impaired loans	$173	$182	$492

Liquidity and Capital Resources

Liquidity represents an institution’s ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. The Bank’s ability to respond to the needs of depositors and borrowers and to benefit from investment opportunities is facilitated through liquidity management.

The Bank’s primary sources of cash during the year ended December 31, 2017, were from principal repayments of securities available for sale of $2.2 million, proceeds from sale of securities available for sale of $6.5 million and payoffs or paydowns of loans of $8.6 million. Cash was used primarily to repay $3 million in FHLB advances and fund a $20.8 million reduction in deposits. The Bank will adjust rates on its deposits to attract or retain deposits as needed. The Bank obtains funds primarily from depositors in its market area.

In addition to obtaining funds from depositors, the Bank may borrow funds from other financial institutions. OptimumBank is a member of the Federal Home Loan Bank of Atlanta, which allows it to borrow funds under a pre-arranged line of credit equal to $32.5 million. As of December 31, 2017, the Bank had $20.5 million in borrowings outstanding from the Federal Home Loan Bank of Atlanta to facilitate loan fundings and manage its asset and liability structure. The Bank has established a line of credit for $2.5 million with SunTrust, $2.5 million with Alostar Bank, $.75 million with Servis First Bank, and $.56 million with the Federal Reserve.

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

The following table sets forth the amortized cost and fair value of the Bank’s securities portfolio (in thousands):

	Amortized Cost	Fair Value
At December 31, 2017:
Securities available for sale:
Collateralized mortgage obligations	$8,806	$8,466
SBA Pool Securities	2,965	2,971
	$11,771	$11,437
At December 31, 2016:
Securities available for sale:
Collateralized mortgage obligations	$10,157	$9,752
SBA Pool Securities	10,470	10,470
	$20,627	$20,222

The following table sets forth, by maturity distribution, certain information pertaining to the securities portfolio (dollars in thousands):

	After One Year Through Five Years	After Ten Years	Total	Yield

At December 31, 2017:
Collateralized mortgage obligation	$8,806	$—	$8,806	1.93
SBA Pool Securities	—	2,965	2,965	2.50
	$8,806	$2,965	$11,771
At December 31, 2016:
Collateralized mortgage obligation	$2,557	$7,600	$10,157	1.83
SBA Pool Securities	—	10,470	10,470	1.90

	$2,557	$18,070	$20,627

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

Quantitative measures established by regulation and by the Consent Order to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. As of December 31, 2017, the Bank did meet the minimum applicable capital adequacy requirements.

The Bank’s actual and required minimum capital ratios were as follows (dollars in thousands):

Regulatory Capital Requirements

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions		Requirements of Consent Order
	Amount	%	Amount	%	Amount	%	Amount	%
As of December 31, 2017:
Total Capital to Risk-Weighted Assets	$10,484	15.08%	$5,561	8.00%	$6,951	10.00%	$8,341	12.00%
Tier I Capital to Risk-Weighted Assets	9,577	13.78	4,170	6.00	5,561	8.00	N/A	N/A
Common Equity Tier 1 Capital to Risk-Weighted Assets	9,577	13.78	3,128	4.50	4,518	6.50	N/A	N/A
Tier I Capital to Total Assets	9,577	8.89	4,307	4.00	5,383	5.00	8,614	8.00

As of December 31, 2016:
Total Capital to Risk-Weighted Assets	$10,622	12.79%	$6,609	8.00%	$8,261	10.00%	$9,913	12.00%
Tier I Capital to Risk-Weighted Assets	9,498	11.50	4,957	6.00	6,609	8.00	N/A	N/A
Common Equity Tier 1 Capital to Risk-Weighted Assets	9,498	11.50	3,718	4.50	5,370	6.50	N/A	N/A
Tier I Capital to Total Assets	9,498	8.06	4,714	4.00	5,893	5.00	9,428	8.00

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

The following table sets forth certain information related to the Bank’s interest-earning assets and interest-bearing liabilities at December 31, 2017, that are estimated to mature or are scheduled to reprice within the period shown (dollars in thousands):

Gap Maturity / Repricing Schedule

	One Year or Less	More than One Year and Less than Five Years	More than Five Years and Less than Fifteen Years	Over Fifteen Years	Total
Loans (1):
Residential real estate loans	$8,957	$9,370	$6,572	$1,155	$26,054
Multi-family real estate loans	396	6,888	72	—	7,356
Commercial real estate loans	11,477	20,675	—	—	32,152
Land and construction	1,051	—	—	—	1,051
Commercial	2,936	1,586	—	—	4,522
Consumer	794	—	—	—	794

Total loans	25,611	38,519	6,644	1,155	71,929

Securities (2)	2,971	—	—	8,466	11,437
Federal Home Loan Bank stock	979	—	—	—	979

Total rate-sensitive assets	29,561	38,519	6,644	9,621	84,345

Deposit accounts (3):
Money-market deposits	16,498	—	—	—	16,498
Interest-bearing checking deposits	4,783	—	—	—	4,783
Savings deposits	765	—	—	—	765
Time deposits	24,507	6,067	—	—	30,574

Total deposits	46,553	6,067	—	—	52,620

Federal Home Loan Bank advances	5,000	15,500	—	—	20,500
Junior subordinated debenture	—	—	—	5,155	5,155

Total rate-sensitive liabilities	51,553	21,567	—	5,155	78,275

GAP (repricing differences)	$(21,992)	$16,952	$6,644	$4,466	$6,070

Cumulative GAP	$(21,992)	$(5,040)	$1,604	$6,070	$6,070

Cumulative GAP/total assets	(22.94%)	(5.26%)	1.67%	6.33%

(1)	In preparing the table above, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayment, according to their maturities.

(2)	Securities are scheduled through the repricing date.

(3)	Money-market, interest-bearing checking and savings deposits are regarded as readily accessible withdrawable accounts. All other time deposits are scheduled through the maturity dates.

The following table sets forth loan maturities by type of loan at December 31, 2017 (in thousands):

	One Year or Less	After One But Within Five Years	After Five Years	Total

Residential real estate	$—	$1,640	$24,414	$26,054
Multi-family real estate		528	6,828	7,356
Commercial real estate	6,022	6,844	19,286	32,152
Land and construction	—	592	459	1,051
Commercial	60	3,244	1,218	4,522
Consumer	192	602	—	794

Total	$6,274	$13,450	$52,205	$71,929

The following table sets forth the maturity or repricing of loans by interest type at December 31, 2017 (in thousands):

	One Year or Less	After One But Within Five Years	After Five Years	Total
Fixed interest rate	$2,386	$9,510	$1,155	$13,051
Variable interest rate	23,313	29,129	6,436	58,878

Total	$25,699	$38,639	$7,591	$71,929

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit, and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the consolidated balance sheet. The contractual amounts of those instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

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

A summary of the contractual amounts of the Company’s-balance sheet risk at December 31, 2017 follows (in thousands):

Commitments to extend credit	$791

Unused lines of credit	$2,031

Standby letters of credit	$-

The following is a summary of the Company’s contractual obligations, including certain on-balance sheet obligations, at December 31, 2017 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Federal Home Loan Bank advances	$20,500	$5,000	$10,500	$5,000	$—
Junior subordinated debenture	5,155	—	—	—	5,155
Operating leases	468	90	187	191	—

Total	$26,123	$5,090	$10,687	$5,191	$5,155

Deposits

Deposits traditionally are the primary source of funds for the Company’s use in lending, making investments and meeting liquidity demands. The Company has focused on raising time deposits primarily within its market area, which is the tri-county area of Broward, Miami-Dade and Palm Beach counties. However, the Company offers a variety of deposit products, which are promoted within its market area. Net deposits decreased $20.8 millions in 2017.

The following table displays the distribution of the Company’s deposits at December 31, 2017, 2016 and 2015 (dollars in thousands):

	2017		2016		2015
	Amount	% of Deposits	Amount	% of Deposits	Amount	% of Deposits
Noninterest-bearing demand deposits	$12,632	19.36%	$7,209	8.29%	$9,478	9.71%
Interest-bearing demand deposits	4,782	7.33	3,604	4.19	2,615	2.68
Money-market deposits	16,498	25.28	17,743	20.63	20,776	21.29
Savings	765	1.17	806	0.94	643	0.66

Subtotal	$34,677	53.14%	$29,362	34.05%	$33,512	34.34%

Time deposits:
0.00% – 0.99%	$6,849	10.50	$14,891	$17.31	$48,196	49.40
1.00% – 1.99%	23,582	36.14	41,695	48.48	15,727	16.12
2.00% – 2.99%	143.22		139	.16	136	0.14
3.00% – 3.99%	—	—	—	—	—	—

Total time deposits (1)	30,574	46.86	56,725	65.95	64,059	65.66

Total deposits	$65,251	100.00%	$86,087	$100.00%	$97,571	100.00%

(1) Included are Individual Retirement Accounts (IRA’s) totaling $2,451,000 and $2,818,000 at December 31, 2017 and 2016, respectively, all of which are in the form of time deposits.

Time Deposits of $100,000 or more, or Jumbo Time Deposits, are generally considered a more unpredictable source of funds. The following table sets forth the Company’s maturity distribution of time deposits of $100,000 or more at December 31, 2017 and 2016 (in thousands):

	At December 31,
	2017	2016

Due three months or less	$4,847	$4,838
Due more than three months to six months	4,618	3,433
More than six months to one year	5,628	16,968
One to five years	4,189	9,608

Total	$19,282	$34,847

Analysis of Results of Operations

The Company’s profitability depends to a large extent on net interest income, which is the difference between the interest received on earning assets, such as loans and securities, and the interest paid on interest-bearing liabilities, principally deposits and borrowings. Net interest income is determined by the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities (“interest-rate spread”) and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s interest-rate spread is affected by regulatory, economic, and competitive factors that influence interest rates, loan demand, and deposit flows. The Company’s results of operations are also affected by the provision for loan losses, operating expenses such as salaries and employee benefits, occupancy and other operating expenses including income taxes, and noninterest income such as loan prepayment fees.

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

	Years Ended December 31,
	2017			2016			2015			2014
		Interest	Average		Interest	Average		Interest	Average		Interest	Average
	Average	And	Yield/	Average	And	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans	$75,894	4,126	5.44%	$83,574	4,200	5.03%	80,691	3,865	4.79%	$77,703	4,366	5.62%
Securities	18,054	366	2.03	22,686	459	2.02	26,490	597	2.25	30,082	959	3.11
Other interest-earning assets (1)	16,536	224	1.35	11,996	105	0.88	1,273	72	5.66	6,165	67	1.23

Total interest-earning assets/interest income	110,484	4,716	4.27%	118,256	4,764	4.03%	108,454	4,534	4.18%	113,950	5,392	4.73

Cash and due from banks	1,121			953			9,483			5,996
Premises and equipment	2,618			2,687			3,744			2,859
Other assets	(3,480)			(747)			3,278			5,028

Total assets	$110,793			$121,149			124,959			$127,833

Interest-bearing liabilities:
Savings, NOW and money-market deposits	22,062	112.51		23,360	117	0.50	19,314	124	0.64	28,680	146	0.51
Time deposits	50,367	562	1.11	60,813	611	1.00	59,158	524	0.89	60,991	516	0.85
Borrowings (4)	25,672	522	2.03	24,416	351	1.44	23,158	236	1.02	28,004	249	0.89

Total interest-bearing liabilities/interest expense	98,101	1,196	1.22	108,589	1,079	.99	101,630	884	0.87	117,675	911	0.77

Noninterest-bearing demand deposits	6,551			5,870			8,497			5,543
Other liabilities	3,380			3,526			11,771			2,340
Stockholders’ equity	2,761			3,164			3,061			2,275

Total liabilities and stockholders’ equity	$110,793			$121,149			124,959			$127,833

Net interest income		$3,520			3,685			3,650			4,481

Interest rate spread (2)			3.05			3.04			3.31			3.96

Net interest margin (3)			3.19			3.12			3.37			3.93

Ratio of average interest-earning assets to average interest- bearing liabilities			1.13			1.09			1.07			0.97

(1)	Includes interest-earning deposits with banks, Federal funds sold and Federal Home Loan Bank stock dividends.

(2)	Interest rate spread represents the difference between average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(3)	Net interest margin is net interest income divided by average interest-earning assets.

(4)	Includes Federal Home Loan Bank advances, junior subordinated debenture and securities sold under an agreement to repurchase.

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

	Year Ended December 31, 2017 versus 2016 Increases (Decreases) Due to Change In:
	Rate	Volume	Rate/ Volume	Total
Interest-earning assets:
Loans	$299	$(386)	$(27)	$(114)
Securities	1	(94)	—	(93)
Other interest-earning assets	58	40	21	119

Total interest-earning assets	358	(440)	(6)	(88)

Interest-bearing liabilities:
Savings, NOW and money-market	2	(7)	—	(5)
Time deposits	68	(105)	(12)	(49)
Other	145	18	7	170

Total interest-bearing liabilities	215	(94)	(5)	116

Net interest income	$143	$(346)	$(1)	$(204)

	Year Ended December 31, 2016 versus 2015 Increases (Decreases) Due to Change In:
	Rate	Volume	Rate/ Volume	Total
Interest-earning assets:
Loans	$190	$138	$7	$335
Securities	(61)	(86)	9	(138)
Other interest-earning assets	(61)	607	(513)	33

Total interest-earning assets	68	659	(497)	230

Interest-bearing liabilities:
Savings, NOW and money-market	(27)	26	(6)	(7)
Time deposits	70	15	2	87
Other	97	13	5	115

Total interest-bearing liabilities	140	54	1	195

Net interest income	$(72)	$605	$(498)	$35

Financial Condition as of December 31, 2017 Compared to December 31, 2016

The Company’s total assets decreased by $23.8 million at December 31, 2017, from $119.7 million, to $95.9 million at December 31, 2017.

At December 31, 2017, the Bank had a Tier 1 leverage ratio of 8.89%, and a total risk-based capital ratio of 15.08%, both of which were in excess of the 8% and 12% requirements of the Consent Order. The Company’s capital was enhanced during 2017 through the sale of $30,000 in common stock.

The Company may need to sell additional shares of common stock to comply with the capital requirements through the end of 2018 and in subsequent years. At the present time, the Company has not received any commitments from any third parties to purchase any additional shares. Accordingly, it is uncertain whether the Company will be able to obtain the capital that is required or the price and terms of any capital that is obtained.

The Company is in default with respect to its $5,155,000 Junior Subordinated Debenture (“Debenture”) due to its failure to make certain required interest payments under the Debenture. The Trustee of the Debenture (the “Trustee”) or the holders of the Debenture are entitled to accelerate the payment of the $5,155,000 principal balance plus accrued and unpaid interest totaling $1,375,011 at December 31, 2017. To date the Trustee has not accelerated the outstanding balance of the Debenture. No adjustments to the accompanying consolidated financial statements have been made as a result of this uncertainty.

Management’s plans with regard to this matter are as follows: A Director of the Company has offered to purchase the Debenture and this offer has been approved by certain equity owners of the Trust that holds the Debenture. The Director has offered to enter into a forbearance agreement with the Company with respect to payments due under the Debenture upon consummation of the Director’s purchase of the Debenture.

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

Results of Operations for Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

General. Net loss of $0.6 million or $(.53) loss per basic and diluted share for the year ended December 31, 2017 compared to net loss for the year ended December 31, 2016 of $0.4 million or $(.38) per basic and diluted share.

Interest income. Interest income decreased to $4.7 million for the year ended December 31, 2017 compared to $4.8 million for the year ended December 31, 2016. Interest on loans decreased by $74,000 due to an overall decrease in the loan portfolio during 2017. Interest on securities decreased by $93,000 due to a decrease in average balance of securities in 2017 compared to 2016. Interest income or overnight funds increased by $119,000 to offset the reduction in interest income from loans and investments.

Interest expense. Interest expense on deposits was $674,000 in the year ended December 31, 2017 compared to $728,000 in the year ended December 31, 2016. Interest expense on borrowings was $522,000 in the year ended December 31, 2017 compared to $351,000 in the year ended December 31, 2016.

Provision for Loan Losses. There was no provision for loan losses recorded for the years ended December 31, 2017 and 2016. The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the loan portfolio at December 31, 2017. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by it, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to its market areas, and other qualitative factors related to the estimated collectability of its loan portfolio. The allowance for loan losses totaled $4.0 million or 5.55% of loans outstanding at December 31, 2017, compared to $ 3.9 million or 4.87% of loans outstanding at December 31, 2016. Management believes the balance in the allowance for loan losses at December 31, 2017 is significantly over funded and has requested a permission to reduce the allowance for loan lease losses from the regulating authorities.

On January 6, 2016, the Bank completed a sale of a judgement on a defaulted credit that resulted in a $1.8 million recovery of previously charged-off amounts to the Allowance for Loan and Lease Losses (“ALLL”). This increased the balance of the ALLL to approximately $4.0 million at December 31, 2017. The Bank has submitted a second written request to the FDIC for a partial reversal of the ALLL. Management does not expect a response until the next safety and soundness examination which is expected to be performed in first and second quarters of 2018.

Noninterest Income. Total noninterest income increased to $52,000 for the year ended December 31, 2017, from ($144,000) for the year ended December 31, 2016 primarily due to loss on sale of securities during 2016.

Noninterest Expenses. Total noninterest expenses increased by $224,000 for the year ended December 31, 2017, from $3.9 million for the year ended December 31, 2016 to $4.2 million for the year ended December 31, 2017, primarily due to an accrual related to a BSA look back project.

Income Taxes. Income taxes for the years ended December 31, 2017 and 2016 were $0 and $0, respectively. Income tax benefit for 2016 results from the closure with no adjustment with respect to the Internal Revenue Service examination of the Bank’s 2010 and 2009 income tax returns.

Results of Operations for Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

General. Net loss for the year ended December 31, 2016, was $400,000 or $(.38) per basic and diluted share compared to net loss of $200,000 or $(.17) earnings per basic and diluted share for the year ended December 31, 2015. This $200,000 increase in net loss was primarily the result of the decrease in non-interest income of $500,000 and increase in noninterest expenses of $1.1 million.

Interest income. Interest income decreased to $4.8 million for the year ended December 31, 2016 compared to $4.5 million for the year ended December 31, 2015. Interest on loans increased by $335,000 due to a increase in average yield in 2016 compared to 2015. Interest on securities decreased by $138,000 due to a decrease in average balance of securities in 2016 compared to 2015, and by a decrease in average yield earned in 2016 compared to 2015.

Interest expense. Interest expense on deposits was $728,000 in the year ended December 31, 2016 compared to $648,000 in the year ended December 31, 2015. Interest expense on borrowings was $351,000 in the year ended December 31, 2016 compared to $236,000 in the year ended December 31, 2015.

Provision for Loan Losses. There was no provision for loan losses recorded for the years ended December 31, 2016 and 2015. The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the loan portfolio at December 31, 2016. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by it, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to its market areas, and other qualitative factors related to the estimated collectability of its loan portfolio. The allowance for loan losses totaled $3.9 million or 4.87% of loans outstanding at December 31, 2016, compared to $2.3 million or 2.71% of loans outstanding at December 31, 2015. Management believes the balance in the allowance for loan losses at December 31, 2016 is adequate.

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

Noninterest Income. Total noninterest income decreased to $(144,000) for the year ended December 31, 2016, from $412,000 for the year ended December 31, 2015, primarily due to loss on sale of securities.

Noninterest Expenses. Total noninterest expenses decreased by $0.6 million, to $3.9 million for the year ended December 31, 2016 from $4.5 million for the year ended December 31, 2015, partially due to a non-recurring gain on sale of foreclosed real estate of $147,000 in 2016.

Income Taxes. Income taxes (benefit) for the years ended December 31, 2016 and 2015 were $0 and $(320,000), respectively. Income tax benefit for 2015 results from the closure with no adjustment with respect to the Internal Revenue Service examination of the Bank’s 2010 and 2009 income tax returns.

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

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

OptimumBank Holdings, Inc.

Fort Lauderdale, Florida:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OptimumBank Holdings, Inc. and Subsidiary (the “Company”), as of December 31, 2017 and 2016 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, the Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ HACKER, JOHNSON & SMITH PA
We have served as the Company’s auditor since 2000.
Fort Lauderdale, Florida
March 28, 2018

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	December 31,	December 31,
	2017	2016
Assets:
Cash and due from banks	$11,233	$17,563
Interest-bearing deposits with banks	432	77
Total cash and cash equivalents	11,665	17,640
Securities available for sale	11,437	20,222
Loans, net of allowance for loan losses of $3,991 and $3,915	68,220	76,999
Federal Home Loan Bank stock	979	1,113
Premises and equipment, net	2,593	2,648
Accrued interest receivable	316	380
Other assets	656	701

Total assets	$95,866	$119,703
Liabilities and Stockholders’ Equity:

Liabilities:
Noninterest-bearing demand deposits	12,632	7,209
Savings, NOW and money-market deposits	22,045	22,153
Time deposits	30,574	56,725

Total deposits	65,251	86,087

Federal Home Loan Bank advances	20,500	23,500
Junior subordinated debenture	5,155	5,155
Advanced payment by borrowers for taxes and insurance	7	221
Official checks	39	36
Other liabilities	2,369	1,623

Total liabilities	93,321	116,622

Commitments and contingencies (Notes 1, 4, 7, 8, 13 and 17)
Stockholders’ equity:
Preferred stock, no par value; 6,000,000 shares authorized: Designated Series A, no par value, $25,000 liquidation value per share,7 shares issued and outstanding in 2017 and 2016	—	—
Common stock, $.01 par value; 5,000,000 shares authorized, 1,120,947 shares issued and outstanding in 2017 and 1,103,447 shares issued and outstanding in 2016	11	11
Additional paid-in capital	34,090	34,039
Accumulated deficit	(31,306)	(30,717)
Accumulated other comprehensive loss	(250)	(252)

Total stockholders’ equity	2,545	3,081
Total liabilities and stockholders’ equity	$95,866	$119,703

See accompanying notes to Consolidated Financial Statements

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Operations
(In thousands, except share amounts)

	Year Ended December 31,
	2017	2016
Interest income:
Loans	$4,126	$4,200
Securities	366	459
Other	224	105

Total interest income	4,716	4,764

Interest expense:
Deposits	674	728
Borrowings	522	351

Total interest expense	1,196	1,079

Net interest income	3,520	3,685

Provision for loan losses	—	—

Net interest income after provision for loan losses	3,520	3,685

Noninterest income (loss):
Service charges and fees	26	24
Other	15	18
Gain (loss) on sale of securities available for sale	11	(186)

Total noninterest income (loss)	52	(144)

Noninterest expenses:
Salaries and employee benefits	1,770	1,774
Occupancy and equipment	415	495
Data processing	342	333
Professional fees	784	659
Insurance	95	103
Foreclosed real estate expenses	—	(123)
Regulatory assessments	202	253
Other	553	443

Total noninterest expenses	4,161	3,937

Loss before income tax benefit	(589)	(396)

Income tax benefit	—	—

Net loss	$(589)	$(396)

Net loss per share:
Basic	$(.53)	$(0.38)

Diluted	$(.53)	$(0.38)

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended
	December 31,
	2017	2016

Net loss	$(589)	$(396)

Other comprehensive income (loss):
Unrealized loss on securities available for sale:
Unrealized gain (loss) arising during the year	82	(366)
Reclassification adjustment for realized (gain) loss on sale of securities available for sale	(11)	186
Net change in unrealized holding loss	71	(180)

Deferred income taxes (benefit) on above change	69	(66)

Total other comprehensive income (loss)	2	(114)

Comprehensive loss	$(587)	$(510)

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2017 and 2016
(Dollars in thousands)

							Accumulated
	Preferred						Other
	Stock				Additional		Compre-	Total
	Series A		Common Stock		Paid-In	Accumulated	hensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2015	4	$—	9,628,863	$96	$33,330	$(30,321)	$(138)	$2,967
Reverse common stock split (1-for 10)	—	—	(8,665,694)	$(87)	$87	—	—	—
Proceeds from sale of preferred stock	3	—	—	—	75	—	—	75
Proceeds from sale of common stock	—	—	92,980	1	374	—	—	375
Common stock issued as compensation to directors	—	—	57,476	1	245	—	—	246
Common stock issued for services	—	—	36,118	—	128	—	—	128
Reversal of common stock issued as compensation to directors (See Note 15)	—	—	(46,296)	—	(200)	—	—	(200)
Net change in unrealized loss on securities available for sale, net of income tax benefit	—	—	—	—	—	—	(114)	(114)
Net loss	—	—	—	—	—	(396)	—	(396)
Balance at December 31, 2016	7	$—	1,103,447	$11	$34,039	$(30,717)	$(252)	$3,081
Proceeds from sale of common stock	—	—	10,000	—	30	—	—	30
Common stock issued for services	—	—	7,500	—	21	—	—	21
Net change in unrealized loss on securities available for sale, net of income taxes	—	—	—	—	—	—	2	2
Net loss	—	—	—	—	—	(589)	—	(589)
Balance at December 31, 2017	7	$—	1,120,947	$11	$34,090	$(31,306)	$(250)	$2,545

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(589)	$(396)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	149	156
Common stock issued as compensation to directors	—	46
Common stock issued as compensation for services	21	128
Net amortization of fees, premiums and discounts	211	324
(Gain) loss from sale of securities available for sale	(11)	186
Decrease in accrued interest receivable	64	82
Increase in other assets	(24)	(4)
Gain on sale of foreclosed real estate	—	(174)
Increase in official checks and other liabilities	749	203
Net cash provided by operating activities	570	551
Cash flows from investing activities:
Purchases of securities available for sale	—	(27,738)
Principal repayments and calls of securities available for sale	2,189	4,326
Proceeds from sale of securities available for sale	6,448	28,409
Net decrease in loans	8,798	5,414
Purchase of premises and equipment, net	(94)	(101)
Proceeds from sale of foreclosed real estate, net	—	4,203
Redemption (purchase) of Federal Home Loan Bank stock	134	(147)
Net cash provided by investing activities	17,475	14,366
Cash flows from financing activities:
Net decrease in deposits	(20,836)	(11,562)
(Repayments) purchase of Federal Home Loan Bank advances, net	(3,000)	3,500
Net decrease in advanced payment by borrowers for taxes and insurance	(214)	(30)
Proceeds from sale of common stock	30	375
Proceeds from sale of preferred stock	—	75
Net cash used in financing activities	(24,020)	(7,642)
(Decrease) increase in cash and cash equivalents	(5,975)	7,275
Cash and cash equivalents at beginning of the year	17,640	10,365
Cash and cash equivalents at end of the year	$11,665	$17,640

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows, Continued
(In thousands)

	Year Ended December 31,
	2017	2016
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$980	$874
Income taxes	$—	$—
Noncash transactions:
Change in accumulated other comprehensive loss, net change in unrealized loss on securities available for sale, net of income taxes	$2	$(114)

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

At December 31, 2017 and 2016 and for the Years Then Ended

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

Going Concern Status. The Company is in default with respect to its $5,155,000 Junior Subordinated Debenture (“Debenture”) due to its failure to make certain required interest payments under the Debenture. The Trustee of the Debenture (the “Trustee”) or the holders of the Debenture are entitled to accelerate the payment of the $5,155,000 principal balance plus accrued and unpaid interest totaling $1,375,011 at December 31, 2017. To date the Trustee has not accelerated the outstanding balance of the Debenture. No adjustments to the accompanying consolidated financial statements have been made as a result of this uncertainty.

Management’s plans with regard to this matter are as follows: A Director of the Company has offered to purchase the Debenture and this offer has been approved by certain equity owners of the Trust that holds the Debenture. The Director has offered to enter into a forbearance agreement with the Company with respect to payments due under the Debenture upon consummation of the Director’s purchase of the Debenture.

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

Use of Estimates. In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of the deferred tax asset.

Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks and interest-bearing deposits with banks, all of which have original maturities of ninety days or less.

The Company may be required by law or regulation to maintain cash reserves in the form of vault cash or in accounts with other banks. At December 31, 2017, there were no required cash reserves. Total required cash reserves at December 31, 2016 were $70,000.

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

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. There were no changes in the Company’s accounting policies or methodology during the years ended December 31, 2017 and 2016.

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

On December 22, 2017, the “Tax Cuts and Jobs Act of 2017,” or the Tax Act, was signed into law. The Tax Act, among other things, reduced the maximum statutory federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result of enactment of the Tax Act, the Bank revalued its net deferred tax asset. This revaluation of the deferred tax asset had no effect on income tax provision due to valuation allowance on the deferred tax asset.

Advertising. The Company expenses all media advertising as incurred. Media advertising expense included in other noninterest expenses in the accompanying consolidated statements of operations was approximately $69,179 and $9,400 during the years ended December 31, 2017 and 2016, respectively.

Stock Compensation Plan. The Company has adopted the fair value recognition method and expenses the fair value of any stock options as they vest. Under the fair value recognition method, the Company recognizes stock-based compensation in the accompanying consolidated statements of operations.

Reverse Common Stock Split. Effective January 11, 2016 each ten shares of the Company’s common stock were converted into one share of common stock. Earnings per share for 2017 and 2016 has been adjusted to reflect the 1-for-10 reverse common stock split.

Loss Per Share. Basic loss per share is computed on the basis of the weighted-average number of common shares outstanding. In 2017 and 2016, basic and diluted loss per share is the same due to the net loss incurred by the Company. Loss per common share has been computed based on the following (weighted-average number of common shares outstanding have been adjusted for the reverse stock split discussed above):

	Year Ended December 31,
	2017	2016
Weighted-average number of common shares outstanding used to calculate basic and diluted loss per common share	1,104,995	1,041,213

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies, continued

Off-Balance-Sheet Financial Instruments. In the ordinary course of business the Company may enter into off-balance-sheet financial instruments consisting of commitments to extend credit, unused lines of credit, and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded.

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

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies, continued

Fair Values of Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values of financial instruments disclosed herein:

Cash and Cash Equivalents. The carrying amounts of cash and cash equivalents approximate their fair value (Level 1).

Securities. Fair values for securities are based on the framework for measuring fair value established by GAAP (Level 2).

Loans. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for fixed-rate loans, including fixed-rate residential and commercial real estate and commercial loans, are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality (Level 3).

Federal Home Loan Bank Stock. Fair value of the Company’s investment in Federal Home Loan Bank stock is based on its redemption value, which is its cost of $100 per share (Level 3).

Accrued Interest Receivable. The carrying amount of accrued interest approximates its fair value (Level 3).

Deposit Liabilities. The fair values disclosed for demand, NOW, money-market and savings deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). Fair values for fixed-rate time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on time deposits to a schedule of aggregated expected monthly maturities of time deposits (Level 3).

Federal Home Loan Bank Advances. Fair values of Federal Home Loan Bank advances are estimated using discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowings (Level 3).

Off-Balance-Sheet Financial Instruments. Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing (Level 3).

Comprehensive Loss. GAAP generally requires that recognized revenue, expenses, gains and losses be included in net loss. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the consolidated balance sheets, such items along with net loss, are components of comprehensive loss. The only component of other comprehensive income (loss) is the net change in the unrealized loss on the securities available for sale.

Recent Pronouncements. In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which is intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The ASU requires equity investments to be measured at fair value with changes in fair values recognized in operations, simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identity impairment and eliminates the requirement to disclose fair values, the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost. The ASU also clarifies that the Company should evaluate the need for a valuation allowance on a deferred tax asset related to available for-sale debt securities in combination with the Company’s other deferred tax assets. The ASU is effective for the Company beginning January 1, 2018. Early adoption is permitted. The adoption of this guidance did not to have a material impact on the Company’s consolidated financial statements.

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

In March 2017, FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20) which amends the accounting for the amortization of premiums for certain purchased callable debt securities by shortening the amortization period to the earliest call date. The ASU is effective for interim and annual periods beginning after December 15, 2018. The Company is currently evaluating the impact of the ASU, if any, on its consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. The ASU was issued to provide clarity as to when to apply modification accounting when there is a change in the terms or conditions of a share-based payment award. The ASU requires an entity to account for the effects of a modification unless the fair value, vesting conditions, and balance sheet classification of the award is the same after the modification as compared to the original award prior to the modification. The ASU is effective for reporting periods beginning after December 15, 2017. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedge Activities. The ASU better aligns an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the ASU expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The ASU is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02), Income Statement Reporting Comprehensive Income (Topic 220). The ASU provides an option for reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate. The amount of the reclassification would be the difference between the historical corporate income tax rate and the newly enacted 21 percent corporate income tax rate. The ASU is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Reclassification. Certain amounts in the 2017 consolidated financial statements have been reclassified to conform to the 2016 consolidated financial statement presentation.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(2) Securities. Securities have been classified according to management’s intent. The carrying amount of securities and approximate fair values are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At December 31, 2017:
Securities Available for Sale:
Collateralized mortgage obligations	$8,806	$—	$(340)	$8,466
SBA Pool Securities	2,965	10	(4)	2,971

Total	$11,771	$10	$(344)	$11,437

At December 31, 2016:
Securities Available for Sale:
Collateralized mortgage obligations	$10,157	$—	$(405)	$9,752
SBA Pool Securities	10,470	—	—	10,470

Total	$20,627	$—	$(405)	$20,222

The following summarizes sales of securities (in thousands):

	Year Ended December 31,
	2017	2016

Proceeds from sales of securities	$6,448	$28,409

Gross gains from sale of securities	11	48
Gross losses from sale of securities	—	(234)

Net gain (loss) from sales of securities	$11	$(186)

Securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	At December 31, 2017
	Over Twelve Months		Less Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

Securities Available for Sale:
Collateralized mortgage obligations	340	8,466	—	—
SBA Pools	$3	$539	$1	$540
	343	9,005	$1	$540

	At December 31, 2016
	Over Twelve Months		Less Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

Securities Available for Sale:
Collateralized mortgage obligations	$(46)	$864	$(359)	$8,888

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

At December 31, 2017 and 2016, the unrealized losses on eight and six investment securities, respectively were caused by market conditions. It is expected that the securities would not be settled at a price less than the book value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Available-for-sale securities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

At December 31, 2017:
Collateralized mortgage obligations	$8,466	$—	$8,466	$—
SBA Pool Securities	2,971	—	2,971	—

	$11,437	$—	$11,437	$—

At December 31, 2016:
Collateralized mortgage obligations	$9,752	$—	$9,752	$—
SBA Pool Securities	10,470	—	10,470	—

	$20,222	$—	$20,222	$—

During the years ended December 31, 2017 and 2016, no securities were transferred in or out of Level 1, Level 2 or Level 3.

As of December 31, 2017, the Company had pledged Securities with market value of $590,000 as collateral for the Federal Reserve Bank Discount Window.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3) Loans. The components of loans are as follows (in thousands):

	At December 31,	At December 31,
	2017	2016

Residential real estate	$26,054	$27,334
Multi-family real estate	7,356	5,829
Commercial real estate	32,152	29,264
Land and construction	1,051	5,681
Commercial	4,522	10,514
Consumer	794	1,829

Total loans	71,929	80,451

Add (deduct):
Net deferred loan fees, costs and premiums	282	463
Allowance for loan losses	(3,991)	(3,915)

Loans, net	$68,220	$76,999

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3) Loans, Continued. An analysis of the change in the allowance for loan losses for the years ended December 31, 2017 and 2016 follows (in thousands):

	Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Unallocated	Total

Year Ended December 31, 2017:
Beginning balance	$310	$58	$787	$120	$188	$165	$2,287	$3,915
Provision (credit) for loan losses	229	1	(28)	(122)	(133)	(29)	82	—
Charge-offs	—	—	—	—	—	(67)	—	(67)
Recoveries	102	—	—	24	—	17		143

Ending balance	$641	$59	$759	$22	$55	$86	$2,369	$3,991

Year Ended December 31, 2016:
Beginning balance	$116	$26	$1,085	$77	$120	$151	$720	$2,295
Provision (credit) for loan losses	194	32	(2,069)	19	68	189	1,567	—
Charge-offs	—	—	(264)	—	—	(205)	—	(469)
Recoveries	—	—	2,035	24	—	30	—	2,089

Ending balance	$310	$58	$787	$120	$188	$165	$2,287	$3,915

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3)	Loans, continued.

The balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2017 and 2016 follows (in thousands):

	Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Unallocated	Total
At December 31, 2017:
Individually evaluated for impairment:
Recorded investment	$1,172	$—	$975	$—	$—	$—	$—	$2,147
Balance in allowance for loan losses	$330	$—	$83	$—	$—	$—	$—	$413

Collectively evaluated for impairment:
Recorded investment	$24,882	$7,356	$31,177	$1,051	$4,522	$794	$—	$69,782
Balance in allowance for loan losses	$311	$59	$676	$22	$55	$86	$2,369	$3,578

At December 31, 2016:
Individually evaluated for impairment:
Recorded investment	$375	$—	$1,004	$—	$—	$—	$—	$1,379
Balance in allowance for loan losses	$—	$—	$104	$—	$—	$—	$—	$104

Collectively evaluated for impairment:
Recorded investment	$26,959	$5,829	$28,260	$5,681	$10,514	$1,829	$—	$79,072
Balance in allowance for loan losses	$310	$58	$683	$120	$188	$165	$2,287	$3,811

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3)	Loans, Continued.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3)	Loans, Continued. The following summarizes the loan credit quality (in thousands):

	Pass	OLEM (Other Loans Especially Mentioned)	Sub- standard	Doubtful	Loss	Total
At December 31, 2017:
Residential real estate	$22,315	$2,494	$1,245	$—	$—	$26,054
Multi-family real estate	7,356	—	—	—	—	7,356
Commercial real estate	24,704	6,473	975	—	—	32,152
Land and construction	1,051	—	—	—	—	1,051
Commercial	2,304	2,218	—	—	—	4,522
Consumer	794	—	—	—	—	794

Total	$58,524	$11,185	$2,220	$—	$—	$71,929

At December 31, 2016:
Residential real estate	$25,326	$1,633	$375	$—	$—	$27,334
Multi-family real estate	5,829	—	—	—	—	5,829
Commercial real estate	25,979	1,174	2,111	—	—	29,264
Land and construction	5,636	45	—	—	—	5,681
Commercial	8,768	—	1,746	—	—	10,514
Consumer	1,823	—	6	—	—	1,829

Total	$73,361	$2,852	$4,238	$—	$—	$80,451

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3)	Loans, Continued. At December 31, 2017, no loans were past due, more than thirty days and no loans were on nonaccrual. Age analysis of past-due loans at December 31, 2016 is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At December 31, 2016:
Residential real estate	$—	$—	$—	$—	$26,959	$375	$27,334
Multi-family real estate	—	—	—	—	5,829	—	5,829
Commercial real estate	—	—	—	—	29,264	—	29,264
Land and construction	—	—	—	—	5,681	—	5,681
Commercial	—	—	—	—	10,514	—	10,514
Consumer	—	6	—	6	1,823	—	1,829

Total	$—	$6	$—	$6	$80,070	$375	$80,451

The following summarizes the amount of impaired loans (in thousands):

	At December 31, 2017			At December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Residential real estate	$194	$217	$—	$375	$501	$—
Commercial real estate	231	231	—	—	—	—

With related allowance recorded:
Residential real estate	978	978	330	—	—	—
Commercial real estate	744	744	83	1,004	1,004	104

Total
Residential real estate	$1,172	$1,195	$330	$375	$501	$—
Commercial real estate	$975	$975	$83	$1,004	$1,004	$104

Total	$2,147	$2,170	$413	$1,379	$1,505	$104

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3)	Loans, Continued. The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	For the Year Ended December 31,
	2017			2016
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received

Residential real estate	$650	$226	$121	$886	$48	$76
Commercial real estate	$900	$52	$52	$2,071	$76	$106

Total	$1,550	$278	$173	$2,957	$124	$182

There were no loans determined to be troubled debt restructurings during the years ended December 31, 2017 and 2016.

(4)	Premises and Equipment

A summary of premises and equipment follows (in thousands):

	At December 31,
	2017	2016
Land	$1,171	$1,171
Buildings and improvements	2,105	2,065
Furniture, fixtures and equipment	1,308	1,268
Leasehold improvements	131	119

Total, at cost	4,715	4,623

Less accumulated depreciation and amortization	(2,122)	(1,975)

Premises and equipment, net	$2,593	$2,648

The Company currently leases one branch facility under an operating lease. The lease contains renewal options and requires the Company to pay an allowable share of common area maintenance and real estate taxes. Rent expense under the operating lease during the years ended December 31, 2017 and 2016 was $73,000 and $68,000, respectively. At December 31, 2017, the future minimum lease payments are approximately as follows (in thousands):

Year Ending December 31,	Amount

2018	$90
2019	92
2020	95
2021	98
2022	93
Total	$468

(5)	Foreclosed Real Estate

There was no foreclosed real estate outstanding throughout the year ended December 31, 2017 or as of December 31, 2017.

(Income) expenses applicable to foreclosed real estate during the year ended December 31, 2016 are as follows (in thousands):

Provision for losses on foreclosed real estate	$—
Gain on sale of foreclosed real estate	(174)
Operating expenses	51

$(123)

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(6)	Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $19.3 and $34.8 million at December 31, 2017 and 2016, respectively.

A schedule of maturities of time deposits at December 31, 2017 follows (in thousands):

Year Ending December 31,	Amount
2018	$24,507
2019	4,524
2020	378
2021	99
2022	1,066
$30,574

(7)	Federal Home Loan Bank Advances and Junior Subordinated Debenture

The maturities and interest rates on the Federal Home Loan Bank (“FHLB”) advances were as follows (dollars in thousands)

Maturity
Year Ending	Interest	At December 31,
December 31,	Rate	2017	2016
2017	0.80%	$—	$3,000
2017	0.49	—	15,500
2018	1.53%	5,000	—
2018	1.60	10,500	—
2021	1.68	5,000	5,000

		$20,500	$23,500

At December 31, 2017, all FHLB advances had fixed interest rates.

At December 31, 2017 and 2016, the FHLB advances were collateralized by a blanket lien on loans totaling $40.1 and $22.0 million, respectively. The blanket lien was on certain qualifying residential one-to-four family mortgage loans, commercial and multi-family real estate loans and second mortgage loans.

Junior Subordinated Debenture. On September 30, 2004, the Company issued a $5,155,000 junior subordinated debenture to an unconsolidated subsidiary (the “Debenture”). The Debenture has a term of thirty years. The interest rate was fixed at 6.4% for the first five years, and thereafter, the coupon rate floats quarterly at the three-month LIBOR rate plus 2.45% (3.78% at December 31, 2017). The Debenture is redeemable in certain circumstances. The terms of the Debenture allow the Company to defer payments of interest on the Debenture by extending the interest payment period at any time during the term of the Debenture for up to twenty consecutive quarterly periods. Beginning in 2010, the Company exercised its right to defer payment of interest on the Debenture. Interest payments deferred as of December 31, 2017 totaled $1,375,011. The Company has deferred interest payments with respect to the Debenture for the maximum allowable twenty consecutive quarterly payments. The holder of the Debenture can accelerate the $5,155,000 principal balance as a result of this default. Under the Written Agreement, the Company is not able to make these interest payments without the prior approval of the Federal Reserve Bank of Atlanta. Regulatory approval to pay accrued and unpaid interest has been denied.

A Director of the Company has offered to purchase the Debenture and this offer has been approved by certain equity owners of the Trust that holds the Debenture. The Director has also offered to enter into a forbearance agreement with the Company with respect to payments due under the Debenture upon consummation of the Director’s purchase of the Debenture. In March 2016, the Trustee received a direction from certain debt holders of the Trust that holds the Debenture to sell the Debenture to a Director of the Company. Based upon the receipt of conflicting directions from other equity owners of the Trust, in August 2016, the Trustee commenced an action in a Minnesota State Court seeking directions from the Court. The case was subsequently transferred to United States District Court for the Southern District of New York, where the case is currently pending.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(8)	Financial Instruments

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	At December 31, 2017				At December 31, 2016
	Carrying Amount	Fair Value		Level	Carrying Amount	Fair Value		Level
Financial assets:
Cash and cash equivalents	$11,665	$11,665		1	$17,640	$17,640		1
Securities available for sale	11,437	11,437		2	20,222	20,222		2
Loans	68,220	68,079		3	76,999	76,829		3
Federal Home Loan Bank stock	979	979		3	1,113	1,113		3
Accrued interest receivable	316	316		3	380	380		3

Financial liabilities:
Deposit liabilities	65,251	65,475		3	86,087	86,442		3
Federal Home Loan Bank advances	20,500	20,394		3	23,500	23,500		3
Junior subordinated debenture	5,155	N/A	(1)	3	5,155	N/A	(1)	3
Off-balance sheet financial instruments	__	__		3	—	—		3

(1)	The Company is unable to determine value based on significant unobservable inputs required in the calculation. Refer to Note 7 for further information.

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit, unused lines of credit, and standby letters of credit and may involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated balance sheet. The contract amounts of these instruments reflect the extent of involvement the Company has in these financial instruments.

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit to customers is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments. Standby letters of credit generally have expiration dates within one year.

Commitments to extend credit, unused lines of credit, and standby letters of credit typically result in loans with a market interest rate when funded. A summary of the contractual amounts of the Company’s financial instruments with off-balance-sheet risk at December 31, 2017 follows (in thousands):

Commitments to extend credit	$791

Unused lines of credit	$2,031

Standby letters of credit	$-

(9)	Credit Risk

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(10)	Income Taxes

Income tax benefit consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016
Current:
Federal	$—	$—
State	—	—

Total Current	—	—

Deferred:
Federal	1,633	(134)
State	(32)	(19)
Change in Valuation Allowance	(1,601)	153

Total Deferred	—	—

Total	$—	$—

The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows (dollars in thousands):

	Year Ended December 31,
	2017		2016
	Amount	% of Pretax Loss	Amount	% of Pretax Loss

Income tax benefit at statutory rate	$(200)	34.0%	$(135)	34.0%
Increase (decrease) resulting from:
State taxes, net of Federal tax benefit	(21)	3.6%	(13)	3.3%
Other permanent differences	—	—	(5)	1.3%
Reduction in Federal income-tax rate	1822	(309.3%)	—	—
Change in valuation allowance	(1,601)	271.7%	153	(38.6%)
	$—	—	$—	—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands).

	At December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$3,547	$5,125
Premises and equipment	66	78
Accrued expenses	104	—
Nonaccrual loan interest	122	287
Unrealized loss on available for sale securities	85	153
Other	56	56

Gross deferred tax assets	3,980	5,699
Less: Valuation allowance	3,792	5,393

Net deferred tax assets	188	306

Deferred tax liabilities:
Allowance for loan losses	(77)	(114)
Loan costs	(26)	(39)
Total deferred tax liabilities	(103)	(153)
Net deferred tax asset	$85	$153

During the years ended December 31, 2017 and 2016, the Company assessed its earnings history and trend over the past year and its estimate of future earnings, and determined that it was more likely than not that the deferred tax assets would not be realized in the near term. Accordingly, a valuation allowance was recorded and maintained against the net deferred tax asset for the amount not expected to be realized in the future.

At December 31, 2017, the Company had net operating loss carryforwards of approximately $14.0 million for Federal tax purposes and $13.9 million for Florida tax purposes available to offset future taxable income. These carryforwards will begin to expire in 2029. A portion of the Federal and Florida net operating losses are subject to Internal Revenue Code Section 382 limitations.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(10)	Income Taxes, Continued

The Company files U.S. and Florida income tax returns. The Company is no longer subject to U.S. Federal or state income tax examinations by taxing authorities for years before 2014.

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

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(11)	Related Party Transactions

The Company has entered into transactions with its executive officers, directors and their affiliates in the ordinary course of business. There were no loans to related parties at December 31, 2017 or 2016. During 2017, the Company incurred approximately $54,000 in legal fees related to a law firm owned by a director. At December 31, 2017 and 2016, related parties had approximately $229,000 and $635,000, respectively, on deposit with the Company.

(12)	Stock-Based Compensation

On December 27, 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan (“2011 Plan”). In May 2016, the Company increased the total number of shares available to be awarded from 105,000 shares (adjusted for the one-for-ten reverse stock split) to 210,000 shares. Stock options, restricted stock, performance share awards and bonus share awards in lieu of obligations may be issued under the 2011 Plan. Both incentive stock options and nonqualified stock options can be granted under the 2011 Plan. The exercise price of the stock options cannot be less than the fair market value of the common stock on the date of grant. Stock options must be exercised within ten years of the date of grant.

As of December 31, 2017, only common stock has been issued as compensation to directors for services rendered under this plan. No shares were issued during year ended December 31, 2017. During the year ended December 31, 2016, 57,476 shares of common stock were issued. Pursuant to 2011 Plan (amended), during 2017, the Company accrued stock compensation cost of 2,821 shares at $3.14 per share related to first quarter director’s fees. These 2,821 shares were issued during the first quarter of 2018. As of April 1, 2017, the Company discontinued the issuance of common stock as a method of payment of director’s fees.

Additionally, as of December 31, 2017, 105,819 shares were due to be issued as compensation to a director. The Company accrued $200,000 during each of the years ended December 31, 2017 and 2016, for these shares. A total of $214,000 and $246,000 of compensation was recorded during the 2017 and 2016 periods. Subsequently in 2018, $200,000 was accrued for 36,102 shares in additional compensation to the director. All shares due to this director, totaling 141,921, were issued during the first quarter of 2018. At December 31, 2017, a total of 37,220 (adjusted for one-for-ten reverse stock split) shares remain available for grant.

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

Changes that could affect the Bank going forward include additional constraints on the inclusion of deferred tax assets in capital and increased risk weightings for nonperforming loans and acquisition/development loans in regulatory capital. Beginning on January 1, 2016, the Bank became subject to the capital conservation buffer rules which places limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers. In order to avoid these limitations, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. As of December 31, 2017 and 2016, the Bank’s capital conservation buffer exceeds the minimum requirements of 1.250% and 0.625%, respectively. The required conservation buffer of 2.50% is to be phased in at 0.625% on each January 1st over the next two years.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(13) Regulatory Matters, Continued. As of December 31, 2017 and 2016, the Bank was subject to Consent Orders issued by the Federal Deposit Insurance Corporation and the State of Florida Office of Financial Regulation (“OFR”), and accordingly is deemed to be “adequately capitalized” even if its capital ratios were to exceed those generally required to be a “well capitalized” bank. An institution must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following tables. The Bank’s actual capital amounts and percentages are also presented in the table (dollars in thousands):

The following table shows the Bank’s capital amounts and ratios and regulatory thresholds at December 31, 2017 and 2016 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions		Requirements of Consent Order
	Amount	%	Amount	%	Amount	%	Amount	%
As of December 31, 2017:
Total Capital to Risk-Weighted Assets	$10,484	15.08%	$5,561	8.00%	$6,951	10.00%	$8,341	12.00%
Tier I Capital to Risk-Weighted Assets	9,577	13.78	4,170	6.00	5,561	8.00	N/A	N/A
Common equity Tier I capital to Risk-Weighted Assets	9,577	13.78	3,128	4.50	4,518	6.50	N/A	N/A
Tier I Capital to Total Assets	9,577	8.89	4,307	4.00	5,383	5.00	8,614	8.00

As of December 31, 2016:
Total Capital to Risk-Weighted Assets	$10,662	12.79%	$6,609	8.00%	$8,261	10.00%	$9,913	12.0%
Tier I Capital to Risk-Weighted Assets	9,498	11.50	4,957	6.00	6,609	8.00	N/A	N/A
Common equity Tier I capital to Risk-Weighted Assets	9,498	11.50	3,718	4.50	5,370	6.50	N/A	N/A
Tier I Capital to Total Assets	9,498	8.06	4,714	4.0	5,893	5.0	9,428	8.0

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(13) Regulatory Matters, Continued

Regulatory Enforcement Actions

Bank Consent Order. On November 7, 2016, the Bank agreed to the issuance of a Consent Order by the FDIC and the OFR (the “Consent Order”), which requires the Bank to take certain measures to improve its safety and soundness. The Consent Order supersedes the prior consent order that became effective in 2010. Pursuant to the Consent Order, the Bank is required to take certain measures to improve its management, condition and operations, including actions to improve management practices and board supervision and independence, assure that its allowance for loan losses is maintained at an appropriate level and improve liquidity. The Consent Order requires the Bank to adopt and implement a compliance plan to address the Bank’s obligations under the Bank Secrecy Act and related obligations related to anti-money laundering. The Consent Order prohibits the payment of dividends by the Bank. The Company estimates that the cost to comply with the BSA components of the Consent Order will be between $250,000 and $420,000. The Bank accrued approximately $305,000 and $60,000 toward these expenses in 2017 and 2016, respectively.

The Consent Order continues the requirement for the Bank to maintain a Tier 1 leverage ratio of at least 8% and a total risk-based capital ratio of 12% beginning 90 days from the issuance of the Consent Order. At December 31, 2017, the Bank had a Tier 1 leverage ratio of 8.89%, and a total risk-based capital ratio of 15.08%.

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

(14) Loan Loss Recovery.

On January 6, 2016, the Bank completed a sale of a judgement on a defaulted credit that resulted in a $1.8 million recovery of previously charged-off amounts to the Allowance for Loan and Lease Losses (“ALLL”). This increases the balance of the ALLL to approximately $3.9 million at December 31, 2017. On February 12, 2016, and amended May 6, 2016, pursuant to the terms and requirements of the Consent Order, Management submitted a Second written request to the FDIC for a partial reversal of the ALLL. As of this date, no response from the FDIC has been received and management does not expect a response until the next safety and soundness examination which is expected to be performed in first and second quarters of 2018.

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

(16) Dividends.

The Company is limited in the amount of cash dividends that may be paid. Banking regulations place certain restrictions on dividends and loans or advances made by the Bank to the Holding Company. The amount of cash dividends that may be paid by the Bank to the Holding Company is based on the Bank’s net earnings of the current year combined with the Bank’s retained earnings of the preceding two years, as defined by state banking regulations. However, for any dividend declaration, the Company must consider additional factors such as the amount of current period net earnings, liquidity, asset quality, capital adequacy and economic conditions. It is likely that these factors would further limit the amount of dividends which the Company could declare. In addition, bank regulators have the authority to prohibit banks from paying dividends if they deem such payment to be an unsafe or unsound practice. At December 31, 2017, the Bank and Holding Company could not pay cash dividends (See Note 13).

(17) Contingencies.

Various claims also arise from time to time in the normal course of business. In the opinion of management, none have occurred that will have a material effect on the Company’s consolidated financial statements.

(18) Retirement Plans.

The Company has a 401(k) Profit Sharing plan covering all eligible employees who are over the age of twenty one and have completed one year of service. The Company may make a matching contribution each year. The Company did not make any matching contributions in connection with this plan during the years ended December 31, 2017 or 2016.

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

Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan. Those impaired collateral-dependent loans which are measured at fair value or a nonrecurring basis are as follows (in thousands):

	At December 31, 2017
	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations For the Year Ended December 31, 2017
Residential real estate	$648	$—	$—	$648	$330	$—

	At December 31, 2016
	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations For the Year Ended December 31, 2016
Residential real estate	$375	$—	$—	$375	$126	$—

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(20)	Holding Company Financial Information

The Holding Company’s unconsolidated financial information as of December 31, 2017 and 2016 and for the years then ended follows (in thousands):

Condensed Balance Sheets

	At December 31,
	2017	2016
Assets

Cash	$51	$164
Investment in subsidiary	9,328	9,245
Other assets	199	180

Total assets	$9,578	$9,589

Liabilities and Stockholders’ Equity

Other liabilities	$1,878	$1,353
Junior subordinated debenture	5,155	5,155
Stockholders’ equity	2,545	3,081

Total liabilities and stockholders’ equity	$9,578	$9,589

Condensed Statements of Operations

	Year Ended December 31,
	2017	2016
Earnings of subsidiary	$79	$302
Interest expense	(227)	(193)
Other expense	(441)	(505)

Net loss	$(589)	$(396)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(589)	$(396)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation to directors	—	46
Stock compensation for services	21	128
Equity in undistributed earnings of subsidiary	(79)	(302)
Increase in other liabilities	525	246
Increase in other assets	(19)	—

Net cash used in operating activities	(141)	(278)

Cash flow from investing activities-
Investment in subsidiary	(2)	(21)

Cash flow from financing activities:
Proceeds from sale of common stock, net	30	375
Proceeds from sale of preferred stock	—	75
Net cash provided by financing activities	30	450
Net (decrease) increase in cash	(113)	151

Cash at beginning of the year	164	13

Cash at end of year	$51	$164

Noncash transaction-
Change in accumulated other comprehensive loss of subsidiary, net change in unrealized loss on securities available for sale, net of taxes	$2	$(114)

(continued)

(21)	Preferred Stock

The company issued 7 shares of Series A Preferred Stock at $25,000 per share. Each share of the Series A Preferred Stock has no par value and is non-convertible to common stock. The Preferred Stock has a rate of 10% per annum. These dividends will be paid annually in arrears on December 31 of each year. Notwithstanding the foregoing, dividends will not be declared, paid or set aside for payment to the extent such act would cause the Company to fail to comply with laws and regulations. These dividends will be cumulative. A liquidation value of $25,000 is assigned to each share.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, the Company used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its evaluation under the framework in Internal Control-Integrated Framework, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2017.

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

(c) Changes in Internal Controls

The Company has made no significant changes in its internal controls over financial reporting during the year ended December 31, 2017 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

A list of the Company’s executive officers and biographical information about them and its directors will be included in the definitive Proxy Statement for its 2018 Annual Meeting of Stockholders to be held on May 29, 2018, which will be filed within 120 days of the end of its fiscal year ended December 31, 2017 (the “2017 Proxy Statement”) and is incorporated herein by reference. Information about its Audit Committee may be found in the Proxy Statement. That information is incorporated herein by reference.

Item 11. Executive Compensation

Information relating to the Company’s executive officer and director compensation and the compensation committee of its board of directors will be included in the 2018 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information relating to security ownership of certain beneficial owners of its common stock and information relating to the security ownership of its management will be included in the 2018 Proxy Statement and is incorporated herein by reference.

The Bank had one compensation plan under which shares of its common stock were issuable at December 31, 2017. This plan is the 2011 Equity Compensation Plan, previously approved by its stockholders. The following table sets forth information as of December 31, 2017 with respect to the number of shares of the Company’s common stock issuable pursuant to this plan.

Equity Compensation Plan Information

The following table provides information generally as of December 31, 2017, regarding securities to be issued on exercise of stock options, and securities remaining available for issuance under the Company’s equity compensation plans that were in effect during fiscal 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plans approved by stockholders	—	$—	37,220
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	37,220

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence will be included in the 2017 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accountant fees and services will be included in the 2017 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

3.1	Articles of Incorporation (incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 11, 2004)

3.2	Articles of Amendment to the Articles of Incorporation, effective as of January 7, 2009 (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 31, 2009)

3.3	Articles of Amendment to the Articles of Incorporation, effective as of November 5, 2010 (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K, filed with the SEC on November 5, 2010)

3.4	Articles of Amendment to the Articles of Incorporation, effective as of September 29, 2011 (incorporated by reference from Current Report on Form 8-K, filed with the SEC on October 4, 2011)

4.3	Bylaws (incorporated by reference from Current Report on Form 8-K filed with the SEC on May 11, 2004)

4.1	Form of stock certificate (incorporated by reference from Quarterly Report on Form 10-QSB filed with the SEC on August 12, 2004)

10.1	Amended and Restated Stock Option Plan (incorporated by reference from Annual Report on Form 10-KSB filed with the SEC on March 31, 2006)

10.2	OptimumBank Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference from Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.3	OptimumBank Holdings, Inc. Director Compensation Plan (incorporated by reference from Current Report on Form 10-K filed with the SEC on March 30, 2012)

10.4	Consent Order between OptimumBank, Federal Deposit Insurance Corporation and State of Florida Office of Financial Regulation dated November 7, 2016

10.5	Written Agreement by and between OptimumBank Holdings, Inc. and Federal Reserve Bank of Atlanta dated June 22, 2010 (incorporated by reference from Quarterly Report on Form 10-Q filed with the SEC on November 15, 2010)

10.6	Amended and Restated Stock Purchase Agreement, dated as of December 5, 2011, between OptimumBank Holdings, Inc. and Moishe Gubin (incorporated by reference from Current Report on Form 8-K filed with the SEC on December 9, 2011)

10.7	Amended and Restated Stock Purchase Agreement, dated as of March 22, 2013, between OptimumBank Holdings, Inc. and Moishe Gubin (incorporated by reference from Current Report on Form 8-K filed with the SEC on March 28, 2013)

10.98	Form of Registration Rights Agreement between OptimumBank Holdings, Inc. and Moishe Gubin (incorporated by reference from Current Report on Form 8-K filed with the SEC on October 31, 2011)

10.9	Form of Registration Rights Agreement between OptimumBank Holdings, Inc. and Investors (incorporated by reference from Current Report on Form 8-K filed with the SEC on October 31, 2011)

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated by reference from Annual Report on Form 10-K filed with the SEC on March 31, 2010)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Principal Executive Officer under 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer under 18 U.S.C. Section 1350

EXHIBIT INDEX

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this 10-K report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lauderdale, State of Florida, on the 28 day of March, 2018.

OPTIMUMBANK HOLDINGS, INC.

/s/ Timothy Terry
Timothy Terry
Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2018.

Signature	Title

/s/ Timothy Terry	Principal Executive Officer
Timothy Terry

/s/ David L. Edgar	Principal Financial Officer
David L. Edgar

/s/Moishe Gubin	Director
Moishe Gubin

/s/Martin Schmidt	Director
Martin Schmidt

/s/ Joel Klein	Director
Joel Klein

/s/ Avi M. Zwelling	Director
Avi M. Zwelling

