Form 10-Q
period 2018-03-31
OptimumBank Holdings, Inc.
filed 2018-05-14
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,365,689 shares of Common Stock, $.01 par value, issued and outstanding as of May 11, 2018.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

i

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets:
Cash and due from banks	$3,899	$11,233
Interest-bearing deposits with banks	245	432
Total cash and cash equivalents	4,144	11,665
Securities available for sale	10,990	11,437
Loans, net of allowance for loan losses of $3,993 and $3,991	69,100	68,220
Federal Home Loan Bank stock	979	979
Premises and equipment, net	2,671	2,593
Accrued interest receivable	284	316
Other assets	676	656

Total assets	$88,844	$95,866
Liabilities and Stockholders’ Equity:

Liabilities:
Noninterest-bearing demand deposits	12,268	12,632
Savings, NOW and money-market deposits	21,548	22,045
Time deposits	21,281	30,574

Total deposits	55,097	65,251

Federal Home Loan Bank advances	21,000	20,500
Federal funds purchased	2,767	-
Junior subordinated debenture	5,155	5,155
Official checks	47	39
Other liabilities	1,905	2,376

Total liabilities	85,971	93,321

Commitments and contingencies (Notes 1, 8 and 9)
Stockholders’ equity:
Preferred stock, no par value; 6,000,000 shares authorized: Designated Series A, no par value, $25,000 liquidation value per share, 7 shares issued and outstanding	—	—
Common stock, $.01 par value; 5,000,000 shares authorized, 1,286,503 shares issued and outstanding in 2018 and 1,120,947 shares issued and outstanding in 2017	13	11
Additional paid-in capital	34,748	34,090
Accumulated deficit	(31,591)	(31,306)
Accumulated other comprehensive loss	(297)	(250)

Total stockholders’ equity	2,873	2,545
Total liabilities and stockholders’ equity	$88,844	$95,866

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2018	2017
Interest income:
Loans	$916	$1,045
Securities	61	109
Other	35	39

Total interest income	1,012	1,193

Interest expense:
Deposits	112	180
Borrowings	148	100

Total interest expense	260	280

Net interest income	752	913

Provision for loan losses	—	—

Net interest income after provision for loan losses	752	913

Noninterest income:
Service charges and fees	10	6
Other	4	3

Total noninterest income	14	9

Noninterest expenses:
Salaries and employee benefits	438	442
Professional fees	65	217
Occupancy and equipment	104	100
Data processing	77	80
Insurance	24	23
Regulatory assessment	39	51
Other	304	292

Total noninterest expenses	1,051	1,205

Net loss	$(285)	$(283)

Net loss per share:
Basic	$(0.24)	$(0.26)

Diluted	$(0.24)	$(0.26)

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017

Net loss	$(285)	$(283)

Other comprehensive (loss) income -
Change in unrealized loss on securities available for sale -
Unrealized (loss) gain arising during the year	(64)	26

Deferred income tax benefit (expense) on above change	17	(10)

Total other comprehensive (loss) income	(47)	16

Comprehensive loss	$(332)	$(267)

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

Three Months Ended March 31, 2018 and 2017

(Dollars in thousands)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2016	7	$—	1,103,447	$11	$34,039	$(30,717)	$(252)	$3,081

Net loss for the three months ended March 31, 2017 (unaudited)	—	—	—	—	—	(283)	—	(283)

Net change in unrealized loss on securities available for sale, net of tax benefit (unaudited)	—	—	—	—	—	—	16	16

Balance at March 31, 2017 (unaudited)	7	$—	1,103,447	$11	$34,039	$(31,000)	$(236)	$2,814

Balance at December 31, 2017	7	—	1,120,947	11	$34,090	$(31,306)	$(250)	$2,545

Proceeds from sale of common stock (unaudited)	—	—	20,814	—	46	—	—	46

Common stock issued as compensation to directors (unaudited)	—	—	144,742	2	612	—	—	614

Net loss for the three months ended March 31, 2018 (unaudited)	—	—	—	—	—	(285)	—	(285)

Net change in unrealized loss on securities available for sale, net of income tax benefit (unaudited)	—	—	—	—	—	—	(47)	(47)

Balance at March 31, 2018 (unaudited)	7	$—	1,286,503	$13	$34,748	$(31,591)	$(297)	$2,873

See accompanying notes to condensed consolidated financial statements

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(285)	$(283)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	35	40
Net amortization of fees, premiums and discounts	64	101
Decrease (increase) in accrued interest receivable	32	(2)
Increase in other assets	(3)	(111)
Increase in official checks and other liabilities	151	335

Net cash (used in) provided by operating activities	(6)	80

Cash flows from investing activities:
Principal repayments, sales and calls of securities	357	433
Net (increase) decrease in loans	(918)	1,422
Purchases of premises and equipment	(113)	(22)
Purchase of FHLB stock	—	134

Net cash (used in) provided by investing activities	(674)	1,967

Cash flows from financing activities:
Net (decrease) increase in deposits	(10,154)	984
Net increase in federal funds purchased	2,767	—
Net increase in advanced payments by borrowers for taxes and insurance	—	110
Net increase (decrease) in FHLB Advances	500	(3,000)
Proceeds from sale of common stock	46	—

Net cash used in financing activities	(6,841)	(1,906)

Net (decrease) increase in cash and cash equivalents	(7,521)	141

Cash and cash equivalents at beginning of the period	11,665	17,640

Cash and cash equivalents at end of the period	$4,144	$17,781

See accompanying notes to condensed consolidated financial statements

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Three Months Ended March 31,
	2018	2017
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$194	$239

Income taxes	$—	$—

Noncash transaction -
Change in accumulated other comprehensive loss, net change in unrealized loss on securities available for sale, net of tax	$(47)	$16

Reclassification of stock compensation from other liabilities to common stock	614	—

See accompanying notes to condensed consolidated financial statements

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	General. OptimumBank Holdings, Inc. (the “Holding Company”) is a one-bank holding company and owns 100% of OptimumBank (the “Bank”), a Florida-chartered commercial bank. The Bank’s wholly-owned subsidiaries are OB Real Estate Management, LLC and OB Real Estate Holdings, LLC, both of which were formed in 2009; OB Real Estate Holdings 1692 and OB Real Estate Holdings 1704 formed in 2012, collectively, (the “Real Estate Holding Subsidiaries”). The Holding Company’s only business is the operation of the Bank and its subsidiaries (collectively, the “Company”). The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of community banking services to individual and corporate customers through its three banking offices located in Broward County, Florida. OB Real Estate Management, LLC is primarily engaged in managing foreclosed real estate. This subsidiary had no activity in 2018 and 2017. All other subsidiaries are primarily engaged in holding and disposing of foreclosed real estate.

Basis of Presentation. In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2018, and the results of operations and cash flows for the three-month periods ended March 31, 2018 and 2017. The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the results to be expected for the full year.

Going Concern Status. The Company is in default with respect to its $5,155,000 Junior Subordinated Debenture (“Debenture”) due to its failure to make certain required interest payments under the Debenture. The Trustee of the Debenture (the “Trustee”) or the holders of the Debenture are entitled to accelerate the payment of the $5,155,000 principal balance plus accrued and unpaid interest totaling $1,440,416 at March 31, 2018. To date the Trustee has not accelerated the outstanding balance of the Debenture. No adjustments to the accompanying condensed consolidated financial statements have been made as a result of this uncertainty.

Management’s plans with regard to this matter are as follows: In May 2018, a Director of the Company purchased the Debenture from the equity owners of the Trust that holds the Debenture. The Director has also agreed to enter into a forbearance agreement with the Company with respect to payments due under the Debenture. The terms of the forebearance continue to be negotiated.

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

Income Taxes. The Company assessed its earnings history and trends and estimates of future earnings, and determined that the deferred tax asset could not be realized as of March 31, 2018. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	General, Continued.

Recent Pronouncements. In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-2, Leases (Topic 842) which will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with term of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The new ASU will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The ASU is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The Company is in the process of determining the effect of the ASU on its condensed consolidated financial statements. Early application will be permitted.

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

In March 2017, FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20) which amends the accounting for the amortization of premiums for certain purchased callable debt securities by shortening the amortization period to the earliest call date. The ASU is effective for interim and annual periods beginning after December 15, 2018. The Company is currently evaluating the impact of the ASU, if any, on its condensed consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. The ASU was issued to provide clarity as to when to apply modification accounting when there is a change in the terms or conditions of a share-based payment award. The ASU requires an entity to account for the effects of a modification unless the fair value, vesting conditions, and balance sheet classification of the award is the same after the modification as compared to the original award prior to the modification. The ASU is effective for reporting periods beginning after December 15, 2017. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement Reporting Comprehensive Income (Topic 220). The ASU provides an option for reclassification from accumulated other comprehensive loss to accumulated deficit for stranded tax effects resulting from the newly enacted federal corporate income tax rate. The amount of the reclassification would be the difference between the historical corporate income tax rate and the newly enacted 21 percent corporate income tax rate. The ASU is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Reclassification. Certain amounts in the 2017 condensed consolidated financial statement have been reclassified to conform to the 2018 condensed consolidated financial statement presentation.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2)	Securities Available for Sale. Securities have been classified according to management’s intent. The carrying amount of securities and approximate fair values are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At March 31, 2018:
Collateralized mortgage obligations	$8,507	$—	$(386)	$8,121
SBA Pool Securities	2,881	—	(12)	2,869

Total	$11,388	$—	$(398)	$10,990

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At December 31, 2017:
Collateralized mortgage obligations	$8,806	$—	$(340)	$8,466
SBA Pool Securities	2,965	10	(4)	2,971

Total	$11,771	$10	$(344)	$11,437

There were no sales of securities available for sale during the three months ended March 31, 2018 and 2017.

Securities available for sale with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	At March 31, 2018
	Over Twelve Months		Less Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

Collateralized mortgage obligations	$(386)	$8,121	$—	$—
SBA Pool Securities	(2)	512	(10)	2,357
	$(388)	$8,633	$(10)	$2,357

	At December 31, 2017
	Over Twelve Months		Less Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

Collateralized mortgage obligations	$(340)	$8,466	$—	$—
SBA Pools Securities	(3)	539	(1)	540
	$(343)	$9,005	$(1)	$540

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2)

Securities Available for Sale, Continued.

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

At March 31, 2018 and December 31, 2017, the unrealized losses on twelve investment securities and eight investment securities, respectively, were caused by market conditions. It is expected that the securities would not be settled at a price less than the book value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans. The components of loans are as follows (in thousands):

	At March 31, 2018	At December 31, 2017

Residential real estate	$26,996	$26,054
Multi-family real estate	7,934	7,356
Commercial real estate	30,450	32,152
Land and construction	1,363	1,051
Commercial	5,518	4,522
Consumer	606	794

Total loans	72,867	71,929

Add (deduct):
Net deferred loan fees, costs and premiums	226	282
Allowance for loan losses	(3,993)	(3,991)

Loans, net	$69,100	$68,220

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued. An analysis of the change in the allowance for loan losses follows (in thousands):

	Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Unallocated	Total
Three Months Ended March 31, 2018:

Beginning balance	$641	$59	$759	$22	$55	$86	$2,369	$3,991
Provision (credit) for loan losses	6	8	(47)	—	224	(23)	(168)	—
Charge-offs	—	—	—	—	—	(9)	—	(9)
Recoveries	—	—	—	6	—	5	—	11

Ending balance	$647	$67	$712	$28	$279	$59	$2,201	$3,993

Three Months Ended March 31, 2017:
Beginning balance	$310	$58	$787	$120	$188	$165	$2,287	$3,915
(Credit) provision for loan losses	(8)	15	31	(61)	(62)	(7)	92	—
Charge-offs	—	—	—	—	—	(9)	—	(9)
Recoveries	—	—	—	6	—	3	—	9

Ending balance	$302	$73	$818	$65	$126	$152	$2,379	$3,915

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued.

	Residential Real Estate	Multi- Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Unallocated	Total
At March 31, 2018:
Individually evaluated for impairment:
Recorded investment	$973	$—	$228	$—	$2,375	$—	$—	$3,576
Balance in allowance for loan losses	$324	$—	$89	$—	$227	$—	$—	$640

Collectively evaluated for impairment:
Recorded investment	$26,023	$7,934	$30,222	$1,363	$3,143	$606	$—	$69,291
Balance in allowance for loan losses	$323	$67	$623	$28	$52	$59	$2,201	$3,353

At December 31, 2017:
Individually evaluated for impairment:
Recorded investment	$1,172	$—	$975	$—	$—	$—	$—	$2,147
Balance in allowance for loan losses	$330	$—	$83	$—	$—	$—	$—	$413

Collectively evaluated for impairment:
Recorded investment	$24,882	$7,356	$31,177	$1,051	$4,522	$794	$—	$69,782
Balance in allowance for loan losses	$311	$59	$676	$22	$55	$86	$2,369	$3,578

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued. The following summarizes the loan credit quality (in thousands):

	Pass	OLEM (Other Loans Especially Mentioned)	Sub- standard	Doubtful	Loss	Total
At March 31, 2018:
Residential real estate	$26,023	$—	$973	$—	$—	$26,996
Multi-family real estate	7,934	—	—	—	—	7,934
Commercial real estate	28,525	1,697	228	—	—	30,450
Land and construction	1,363	—	—	—	—	1,363
Commercial	2,440	703	2,375	—	—	5,518
Consumer	606	—	—	—	—	606

Total	$66,891	$2,400	$3,576	$—	$—	$72,867

At December 31, 2017:
Residential real estate	$22,315	$2,494	$1,245	$—	$—	$26,054
Multi-family real estate	7,356	—	—	—	—	7,356
Commercial real estate	24,704	6,473	975	—	—	32,152
Land and construction	1,051	—	—	—	—	1,051
Commercial	2,304	2,218	—	—	—	4,522
Consumer	794	—	—	—	—	794

Total	$58,524	$11,185	$2,220	$—	$—	$71,929

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued. Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At March 31, 2018:
Residential real estate	$—	$—	$—	$—	$26,996	$—	$26,996
Multi-family real estate	—	—	—	—	7,934	—	7,934
Commercial real estate	—	—	—	—	30,450	—	30,450
Land and construction	—	—	—	—	1,363	—	1,363
Commercial	—	—	—	—	5,518	—	5,518
Consumer	—	—	—	—	606	—	606

Total	$—	$—	$—	$—	$72,867	$—	$72,867

At December 31, 2017, no loans were past due more than thirty days and no loans were on nonaccrual.

The following summarizes the amount of impaired loans (in thousands):

	At March 31, 2018			At December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Residential real estate	$—	$—	$—	$194	$217	$—
Commercial real estate	—	—	—	231	231	—
Commercial	1,436	1,436	—
With related allowance recorded:
Residential real estate	$973	973	324	978	978	330
Commercial real estate	$228	228	89	744	744	83
Commercial	939	939	227	—	—	—
Total
Residential real estate	$973	$973	$324	$1,172	$1,195	$330
Commercial real estate	$228	$228	$89	$975	$975	$83
Commercial	2,375	2,375	227	$—	$—	$—
Total	$3,576	$3,576	$640	$2,147	$2,170	$413

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued. The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	For the Period Ended			For the Period Ended
	March 31, 2018			March 31, 2017
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received

Residential real estate	$696	$19	$19	$372	$12	$12
Commercial real estate	$702	$12	$13	$895	$13	$13
Commercial	$537	$17	$17	$—	$—	$—

Total	$1,935	$48	$49	$1,267	$25	$25

No loans have been determined to be troubled debt restructurings (TDR’s) during the three months ended March 31, 2018 or 2017. At March 31, 2018 and 2017, there were no loans modified and entered into TDR’s within past twelve months, that subsequently defaulted during the three months period ended March 31, 2018 or 2017.

(4)	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2018 of the regulatory capital requirements and the Bank’s capital on a percentage basis:

	Bank	Consent Order Regulatory Requirement

Tier I capital to total average assets	10.6%	8.0%

Tier I capital to risk-weighted assets	13.4%	N/A

Common equity Tier I capital to risk-weighted assets	13.4%	N/A

Total capital to risk-weighted assets	14.7%	12.0%

At March 31, 2018, the Bank is well-capitalized. As a result of the Consent Order discussed in Note 9, the Bank cannot be categorized higher than “adequately capitalized” until the Consent Order is lifted, even if its ratios were to exceed those required to be a “well capitalized” bank.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(5)	Loss Per Share. Basic loss per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. In 2018 and 2017, basic and diluted loss per share is the same due to the net loss incurred by the Company. Loss per common share have been computed based on the following:

	Three Months Ended March 31,
	2018	2017
Weighted-average number of common shares outstanding used to calculate basic and diluted loss per common share	1,173,018	1,103,447

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(6)	Stock-Based Compensation. On December 27, 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan (“2011 Plan”). Options, restricted stock, performance share awards and bonus share awards in lieu of obligations may be issued under the 2011 Plan. Both incentive stock options and nonqualified stock options can be granted under the 2011 Plan. The exercise price of the stock options cannot be less than the fair market value of the common stock on the date of grant. Options must be exercised within ten years of the date of grant.

As of March 31, 2018, only common stock has been issued as compensation to directors for services rendered under this plan. Pursuant to the 2011 Plan (amended), the Company accrued stock compensation cost of 2,821 shares at $3.14 per share related to first quarter director’s fees during the period ending March 31, 2017. As of April 1, 2017, the Company discontinued the issuance of common stock as a method of payment of director’s fees. The plan required the directors to remain on the Board until December 31, 2017 for the shares to be issued.

The Company accrued $200,000 during the period ending March 31, 2018 for 36,101 shares due to be issued as compensation to a director. There were an additional 105,820 shares due to this director which were accrued for during prior periods. The aforementioned shares of 2,821, 36,101, and 105,820 were reclassified to common stock as of March 31, 2018. At March 31, 2018, a total of 1,119 shares remain available for grant.

(7)	Fair Value Measurements. Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan. Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis are as follows (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations For the period ended March 31, 2018
At March 31, 2018:
Residential real estate	$649	$—	$—	$649	$324	$—
Commercial	712	—	—	712	227	—
	$1,361	$—	$—	$1,361	$551	$—

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations For the period ended March 31, 2017
At December 31, 2017-
Residential real estate	$648	$—	$—	$648	$330	$—

Available-for-sale securities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

At March 31, 2018:
Collateralized mortgage obligations	$8,121	—	$8,121	—
SBA Pool Securities	2,869	—	2,869	—

	$10,990	—	$10,990	—
At December 31, 2017:
Collateralized mortgage obligations	$8,466	$—	$8,466	$—
SBA Pool Securities	2,971	—	2,971	—

	$11,437	$—	$11,437	$—

During the three months ended March 31, 2018 and 2017, no securities wear transferred in or out of Level 1, Level 2 or Level 3.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(8)	Fair Value of Financial Instruments. The estimated fair values and fair value measurement method with respect to the Company’s financial instruments were as follows (in thousands):

	At March 31, 2018				At December 31, 2017
	Carrying Amount	Fair Value		Level	Carrying Amount	Fair Value		Level
Financial assets:
Cash and cash equivalents	$4,144	$4,144		1	$11,665	$11,665		1
Securities available for sale	10,990	10,990		2	11,437	11,437		2
Loans	69,100	68,976		3	68,220	68,079		3
Federal Home Loan Bank stock	979	979		3	979	979		3
Accrued interest receivable	284	284		3	316	316		3

Financial liabilities:
Deposit liabilities	55,097	55,262		3	65,251	65,475		3
Federal Home Loan Bank advances	21,000	20,806		3	20,500	20,394		3
Junior subordinated debenture	5,155	N/A	(1)	3	5,155	N/A	(1)	3
Federal funds purchased	2,767	2,767		3	—	—		3
Off-balance sheet financial instruments	—	—		3	—	—		3

(1)	The Company is unable to determine value based on significant unobservable inputs required in the calculation. Refer to Note 10 for further information.

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit, unused lines of credit, and standby letters of credit and may involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the condensed consolidated balance sheet. The contract amounts of these instruments reflect the extent of involvement the Company has in these financial instruments.

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

Commitments to extend credit, unused lines of credit, and standby letters of credit typically result in loans with a market interest rate when funded. A summary of the contractual amounts of the Company’s financial instruments with off-balance-sheet risk at March 31, 2018 follows (in thousands):

Commitments to extend credit	$1,494

Unused lines of credit	$1,313

Standby letters of credit	$-

(9)	Regulatory Matters. The Bank is subject to various regulatory capital requirements administered by the bank regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

Changes that could affect the Bank going forward include additional constraints on the inclusion of deferred tax assets in capital and increased risk weightings for nonperforming loans and acquisition/development loans in regulatory capital. Beginning on January 1, 2016, the Bank become subject to the capital conservation buffer rules which places limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers. In order to avoid these limitations, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. As of March 31, 2018 and December 31, 2017, the Bank’s capital conservation buffer exceeds the minimum requirements of 1.875% and 1.250%, respectively. The required buffer of 2.50% will be effective January 1, 2019.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(9)

Regulatory Matters, Continued. As of March 31, 2018 and December 31, 2017, the Bank is subject to a Consent Order issued by the Federal Deposit Insurance Corporation and the State of Florida Office of Financial Regulation (“OFR”), and accordingly is deemed to be “adequately capitalized” even if its capital ratios were to exceed those generally required to be a “well capitalized” bank. An institution must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following tables. The Bank’s actual capital amounts and percentages are also presented in the table (dollars in thousands):

The following table shows the Bank’s capital amounts and ratios and regulatory thresholds at March 31, 2018 and December 31, 2017 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions		Requirements of Consent Order
	Amount	%	Amount	%	Amount	%	Amount	%
As of March 31, 2018:
Total Capital to Risk-Weighted Assets	$10,527	14.74%	$5,714	8.00%	$7,143	10.00%	$8,571	12.00%
Tier I Capital to Risk-Weighted Assets	9,596	13.43	4,286	6.00	5,714	8.00	N/A	N/A
Common equity Tier I capital to Risk-Weighted Assets	9,596	13.43	3,214	4.50	4,643	6.50	N/A	N/A
Tier I Capital to Total Assets	9,596	10.62	3,615	4.00	4,519	5.00	7,320	8.00

As of December 31, 2017:
Total Capital to Risk-Weighted Assets	$10,484	15.08%	$5,561	8.00%	$6,951	10.00%	$8,341	12.00%
Tier I Capital to Risk-Weighted Assets	9,577	13.78	4,170	6.00	5,561	8.00	N/A	N/A
Common equity Tier I capital to Risk-Weighted Assets	9,577	13.78	3,128	4.50	4,518	6.50	N/A	N/A
Tier I Capital to Total Assets	9,577	8.89	4,307	4.00	5,383	5.00	8,614	8.00

Regulatory Enforcement Actions

Bank Consent Order. On November 7, 2016, the Bank agreed to the issuance of a Consent Order by the FDIC and the OFR (the “Consent Order”), which requires the Bank to take certain measures to improve its safety and soundness. The Consent Order supersedes the prior consent order that became effective in 2010. Pursuant to the Consent Order, the Bank is required to take certain measures to improve its management, condition and operations, including actions to improve management practices and board supervision and independence, assure that its allowance for loan losses is maintained at an appropriate level and improve liquidity. The Consent Order requires the Bank to adopt and implement a compliance plan to address the Bank’s obligations under the Bank Secrecy Act and related obligations related to anti-money laundering. The Consent Order prohibits the payment of dividends by the Bank. The Consent Order continues the requirement for the Bank to maintain a Tier 1 leverage ratio of at least 8% and a total risk-based capital ratio of 12% beginning 90 days from the issuance of the Consent Order. At March 31, 2018, the Bank had a Tier 1 leverage ratio of 10.6%, and a total risk-based capital ratio of 14.7%.

See Footnote 13 to the Consolidated Financial Statements included in the Company’s 2017 Form 10-K for additional information concerning the requirements of the Consent Order.

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

Company Written Agreement with Reserve Bank. On June 22, 2010, the Company and the Reserve Bank entered into a Written Agreement with respect to certain aspects of the operation and management of the Company. The Written Agreement prohibits, without the prior approval of the Reserve Bank, the payment of cash dividends, taking dividends or payments from the Bank, making any interest, principal or other distributions on trust preferred securities (including the Debenture), incurring, increasing or guaranteeing any debt, purchasing or redeeming any shares of stock, or appointing any new director or senior executive officer. Management believes that the Company is in substantial compliance with the requirements of the Written Agreement.

(10)	Junior Subordinated Debenture. On September 30, 2004, the Company issued a $5,155,000 junior subordinated debenture to an unconsolidated subsidiary (the “Debenture”). The Debenture has a term of thirty years. The interest rate was fixed at 6.40% for the first five years, and thereafter, the coupon rate floats quarterly at the three-month LIBOR rate plus 2.45% (4.76% at March 31, 2018). The Debenture is redeemable in certain circumstances. The terms of the Debenture allow the Company to defer payments of interest on the Debenture by extending the interest payment period at any time during the term of the Debenture for up to twenty consecutive quarterly periods. Beginning in 2010, the Company exercised its right to defer payment of interest on the Debenture. Interest payments deferred as of March 31, 2018 totaled $1,440,416. The Company has deferred interest payments with respect to the Debenture for the maximum allowable twenty consecutive quarterly payments. The holder of the Debenture can accelerate the $5,155,000 principal balance as a result of this default. Under the Written Agreement, the Company is not able to make these interest payments without the prior approval of the Federal Reserve Bank of Atlanta. Regulatory approval to pay accrued and unpaid interest has been denied.

In May 2018, a Director of the Company purchased the Debenture from the equity owners of the Trust that holds the Debenture. The Director has also offered to enter into a forbearance agreement with the Company with respect to payments due under the Debenture. The terms of the forebearance continue to be negotiated.

(11)	Loan Loss Recovery. On January 6, 2016, the Bank completed a sale of judgement on a defaulted credit that resulted in a $1.8 million recovery of previously charged-off amounts to the Allowance for Loan and Lease Losses (“ALLL”). This increases the balance of the ALLL to approximately $4.2 million. On February 12, 2016, and amended May 6, 2016, pursuant to the terms and requirements of the Consent Order, Management resubmitted a written request to the FDIC for a partial reversal of the ALLL. As of March 31, 2018, a positive response from the FDIC has not been received and management does expect a written response upon the completion of the report from the safety and soundness examination performed in the first quarter of 2018.

(12)	Brokered Deposits. Under the terms of the Consent Order, the Bank is not permitted to solicit brokered deposits. In March 2017, the FDIC notified the Bank that it considers a significant portion of the Bank’s certificates of deposit to be brokered deposits due to the rates paid on such deposits, even though such deposits were not obtained through any deposit brokers. As of March 31, 2018, the Bank had $344,000 in brokered deposits that matured in April 2018.

(13)	Bank Secrecy Act (“BSA”) Lookback Review. Under the terms of the Consent Order, the Bank is required to perform a BSA lookback review. The Bank estimates that the cost of the BSA lookback review will range from $250,000 to $300,000 based on an independent firm’s proposal for services. The proposal and ultimate agreement is subject to FDIC review and approval. Until the approval is received, these BSA services cannot be rendered. Once the BSA lookback review begins, the independent firm has 120 days to complete the work. As of March 31, 2018, the Bank has accrued $238,000 for the proposed services.

(14)

Preferred Stock. The company issued 7 shares of Series A Preferred Stock at $25,000 per share. Each share of the Series A Preferred Stock has no par value and is non-convertible to common stock. The Preferred Stock has a rate of 10% per annum. These dividends will be paid annually in arrears on December 31 of each year. Notwithstanding the foregoing, dividends will not be declared, paid or set aside for payment to the extent such act would cause the Company to fail to comply with laws and regulations. These dividends will be cumulative. A liquidation value of $25,000 is assigned to each share. In April 2018, the Board approved the conversion of these Series A Preferred Stock shares into 79,186 shares of Common Stock.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto presented elsewhere in this report. For additional information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2017 in the Annual Report on Form 10-K.

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

Regulatory Enforcement Actions

Bank Consent Order. On November 7, 2016, the Bank agreed to the issuance of a Consent Order by the FDIC and the OFR (the “Consent Order”), which requires the Bank to take certain measures to improve its safety and soundness. The Consent Order supersedes the prior consent order that became effective in 2010. Pursuant to the Consent Order, the Bank is required to take certain measures to improve its management, condition and operations, including actions to improve management practices and board supervision and independence, assure that its allowance for loan losses is maintained at an appropriate level and improve liquidity. The Consent Order requires the Bank to adopt and implement a compliance plan to address the Bank’s obligations under the Bank Secrecy Act and related obligations related to anti-money laundering. The Consent Order prohibits the payment of dividends by the Bank. The Consent Order continues the requirement for the Bank to maintain a Tier 1 leverage ratio of at least 8% and a total risk-based capital ratio of 12% beginning 90 days from the issuance of the Consent Order. At March 31, 2018, the Bank had a Tier 1 leverage ratio of 10.6%, and a total risk-based capital ratio of 14.7%.

See Footnote 13 to the Consolidated Financial Statements included in the Company’s 2017 Form 10-K for additional information concerning the requirements of the Consent Order.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

Capital Levels

Quantitative measures established by regulation and by the Consent Order to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. As of March 31, 2018, the Bank met the minimum applicable capital adequacy requirements for Total Capital to Risk – Weighted Assets, and for Tier I Capital to Total Assets.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

The Bank’s actual and required minimum capital ratios were as follows (in thousands):

Regulatory Capital Requirements

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions		Requirements of Consent Order
	Amount	%	Amount	%	Amount	%	Amount	%
As of March 31, 2018:
Total Capital to Risk-Weighted Assets	$10,527	14.74%	$5,714	8.00%	$7,143	10.00%	$8,571	12.00%
Tier I Capital to Risk-Weighted Assets	9,596	13.43	4,286	6.00	5,714	8.00	N/A	N/A
Common equity Tier I capital to Risk-Weighted Assets	9,596	13.43	3,214	4.50	4,643	6.50	N/A	N/A
Tier I Capital to Total Assets	9,596	10.62	3,615	4.00	4,519	5.00	7,320	8.00

As of December 31, 2017:
Total Capital to Risk-Weighted Assets	$10,484	15.08%	$5,561	8.00%	$6,951	10.00%	$8,341	12.00%
Tier I Capital to Risk-Weighted Assets	9,577	13.78	4,170	6.00	5,561	8.00	N/A	N/A
Common Equity Tier 1 Capital to Risk-Weighted Assets	9,577	13.78	3,182	4.50	4,518	6.50	N/A	N/A
Tier I Capital to Total Assets	9,577	8.89	4,307	4.00	5,383	5.00	8,614	8.00

Financial Condition at March 31, 2018 and December 31, 2017

Overview

The Company’s total assets decreased by approximately $7.1 million to $88.8 million at March 31, 2018, from $95.9 million at December 31, 2017, primarily due to a reduction in total deposits. Total stockholders’ equity increased by approximately $328,000 to $2.9 million at March 31, 2018, from $2.6 million at December 31, 2017, primarily due to the net effect of common stock issuances and net loss for the three months ended March 31, 2018.

The following table shows selected information for the periods ended or at the dates indicated:

	Three Months Ended March 31, 2018	Year Ended December 31, 2017

Average equity as a percentage of average assets	2.9%	2.5%

Equity to total assets at end of period	3.2%	2.6%

Return on average assets (1)	(1.26)%	(0.5)%

Return on average equity (1)	(43.6)%	(21.3)%

Noninterest expenses to average assets (1)	4.7%	3.8%

(1) Annualized for the three months ended March 31, 2018.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

Liquidity and Sources of Funds

The Company’s sources of funds include customer deposits, advances from the Federal Home Loan Bank of Atlanta (“FHLB”), principal repayments and sales of investment securities, loan repayments, foreclosed real estate sales, the use of Federal Funds markets, net earnings, if any, and loans taken out at the Federal Reserve Bank discount window.

Deposits are our primary source of funds. In order to increase its core deposits, the Company has priced its deposit rates competitively. The Company will adjust rates on its deposits to attract or retain deposits as needed. Under the Consent Order, the interest rate that the Bank pays on its market area deposits is restricted. It is possible that the Company could experience a decrease in deposit inflows, or the migration of current deposits to competitor institutions, if other institutions offer higher interest rates than those permitted to be offered by the Company. Despite these yield limitations, we believe that we have the ability to adjust rates on our deposits to attract or retain deposits as needed.

In addition to obtaining funds from depositors, we may borrow funds from other financial institutions. At March 31, 2018, the Company had outstanding borrowings of $21.0 million, against its $28.7 million in established borrowing capacity with the FHLB. The Company’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. In 2010, the Bank obtained an available discount window credit line with the Federal Reserve Bank, currently $533,300. The Federal Reserve Bank line is subject to collateral requirements and must be repaid within 90 days; each advance is subject to prior Federal Reserve Bank consent. At March 31, 2018, the Company also had lines of credit amounting to $8.75 million with three correspondent banks to purchase federal funds. There was $2,767,000 outstanding with one of the correspondent banks at March 31, 2018. The Company had no outstanding federal funds purchased at December 31, 2017. Disbursements on the lines of credit are subject to the approval of the correspondent banks. We measure and monitor our liquidity daily and believe our liquidity sources are adequate to meet our operating needs.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit to customers is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting those commitments. Standby letters of credit generally have expiration dates within one year.

The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. As of March 31, 2018, the Company had commitments to extend credit totaling $1.5 million and unused lines of credit totaling $1.3 million.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

Junior Subordinated Debenture

On September 30, 2004, the Company issued a $5,155,000 junior subordinated debenture to an unconsolidated subsidiary (the “Debenture”). The Debenture has a term of thirty years. The interest rate was fixed at 6.40% for the first five years, and thereafter, the coupon rate floats quarterly at the three-month LIBOR rate plus 2.45% (4.76% at March 31, 2018). The Debenture is redeemable in certain circumstances. The terms of the Debenture allow the Company to defer payments of interest on the Debenture by extending the interest payment period at any time during the term of the Debenture for up to twenty consecutive quarterly periods. Beginning in 2010, the Company exercised its right to defer payment of interest on the Debenture. Interest payments deferred as of March 31, 2018 totaled $1,440,416. The Company has deferred interest payments with respect to the Debenture for the maximum allowable twenty consecutive quarterly payments. The holder of the Debenture can accelerate the $5,155,000 principal balance as a result of this default. Under the Written Agreement, the Company is not able to make these interest payments without the prior approval of the Federal Reserve Bank of Atlanta. Regulatory approval to pay accrued and unpaid interest has been denied.

In May 2018, a Director of the Company purchased the Debenture from the equity owners of the Trust that holds the Debenture. The Director has also offered to enter into a forbearance agreement with the Company with respect to payments due under the Debenture. The terms of the forebearance continue to be negotiated.

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

	Three Months Ended March 31,
	2018			2017
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans	$71,602	$916	5.12%	$81,045	$1,045	5.16%
Securities	11,606	61	2.10	20,072	109	2.17
Other (1)	6,780	35	2.06	14,577	39	1.07

Total interest-earning assets/interest income	89,988	1,012	4.50	115,694	1,193	4.12

Cash and due from banks	1,461			1,181
Premises and equipment	2,649			2,640
Other	(3,729)			(3,062)

Total assets	$90,369			$116,453

Interest-bearing liabilities:
Savings, NOW and money-market deposits	21,163	33	0.62	22,231	27	0.49
Time deposits	25,946	79	1.22	56,863	153	1.08
Borrowings (2)	26,093	148	2.27	25,722	100	1.56

Total interest-bearing liabilities/interest expense	73,202	260	1.42	104,816	280	1.07

Noninterest-bearing demand deposits	12,268			6,575
Other liabilities	2,286			2,062
Stockholders’ equity	2,613			3,000

Total liabilities and stockholders’ equity	$90,369			$116,453

Net interest income		$752			$913

Interest rate spread (3)			3.08%			3.05%

Net interest margin (4)			3.34%			3.16%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.23%			1.10%

(1)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and junior subordinated debenture.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.
(5)	Annualized.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

Comparison of the Three-Month Periods Ended March 31, 2018 and 2017

General. Net loss for the three months ended March 31, 2018, was $(285,000) or $(0.24) per basic and diluted share compared to a net loss of $(283,000) or $(0.26) per basic and diluted share for the period ended March 31, 2017.

Interest Income. Interest income decreased $181,000 for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Interest Expense. Interest expense on deposits decreased $68,000 to $112,000 for the three months ended March 31, 2018 compared to the prior period.

Provision for Loan Losses. There was no provision for losses during the 2018 or 2017 period. The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio at March 31, 2018. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $3.9 million or 5.35% of loans outstanding at March 31, 2018, as compared to $3.9 million or 5.42% of loans outstanding at December 31, 2017.

Noninterest Income. Total noninterest income increased to $14,000 for the three months ended March 31, 2018, from $9,000 for the three months ended March 31, 2017 due to increased loan related fees.

Noninterest Expenses. Total noninterest expenses decreased $154,000 to $1.05 million for the three months ended March 31, 2018 compared to $1.21 million for the three months ended March 31, 2017. Professional fees decreased $152,000 with the majority of the BSA lookback expenses being accrued in 2017.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 4. Controls and Procedures

The Company’s management evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report, and, based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other Significant Share Issuance

On March 30, 2018, the Company sold 20,814 shares of common stock to the Bank’s Chairman. The proceeds from the sale of the stock was $46,000 will be used to pay for operating expenses of the Company. Additionally, on April 9, 2018 the Company issued 79,186 shares of common stock to the Bank’s Chairman. These shares were exchanged for the 7 shares of preferred stock issued and outstanding as of March 31, 2018. All shares aforementioned were issued at a price of $2.21 per share which was approved by the Company’s Board. See Note 14 for further details. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 3. Defaults on Senior Securities

Junior Subordinated Debenture

On September 30, 2004, the Company issued a $5,155,000 junior subordinated debenture to an unconsolidated subsidiary (the “Debenture”). The Debenture has a term of thirty years. The interest rate was fixed at 6.40% for the first five years, and thereafter, the coupon rate floats quarterly at the three-month LIBOR rate plus 2.45% (4.76% at March 31, 2018). The Debenture is redeemable in certain circumstances. The terms of the Debenture allow the Company to defer payments of interest on the Debenture by extending the interest payment period at any time during the term of the Debenture for up to twenty consecutive quarterly periods. Beginning in 2010, the Company exercised its right to defer payment of interest on the Debenture. Interest payments deferred as of March 31, 2018 totaled $1,440,416. The Company has deferred interest payments with respect to the Debenture for the maximum allowable twenty consecutive quarterly payments. The holder of the Debenture can accelerate the $5,155,000 principal balance as a result of this default. Under the Written Agreement, the Company is not able to make these interest payments without the prior approval of the Federal Reserve Bank of Atlanta. Regulatory approval to pay accrued and unpaid interest has been denied.

In May, 2018 a Director of the Company purchased the Debenture from the equity owners of the Trust that holds the Debenture. The Director has also offered to enter into a forbearance agreement with the Company with respect to payments due under the Debenture. The terms of the forebearance continue to be negotiated.

Item 4. [Removed and Reserved]

Item 5. Other Information

Non-Employee Director Share Issuances

As of March 31, 2018, only common stock has been issued as compensation to directors for services rendered under 2011 plan. Pursuant to 2011 Plan (amended), the Company accrued stock compensation cost of 2,821 shares at $3.14 per share related to first quarter director’s fees during the period ending March 31, 2017. As of April 1, 2017, the Company discontinued the issuance of common stock as a method of payment of director’s fees.

The Company accrued $200,000 during the period ending March 31, 2018 for 36,101 shares due to be issued as compensation to a director. There were an additional 105,820 shares due to this director which were accrued for during prior periods. The aforementioned shares of 2,821, 36,101, and 105,820 were reclassified to common stock as of March 31, 2018. The issuance of the shares was exempt from registration pursuant to section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 6. Exhibits

The exhibits contained in the Exhibit Index following the signature page are filed with or incorporated by reference into this report.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date:	May 14, 2018	By:	/s/ Timothy Terry
Timothy Terry,
Principal Executive Officer

		By:	/s/ David L. Edgar
David L. Edgar,
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

