Form 10-Q
period 2018-06-30
OptimumBank Holdings, Inc.
filed 2018-08-14
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,508,892 shares of Common Stock, $0.01 par value, issued and outstanding as of August 14, 2018.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

i

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets:
Cash and due from banks	$3,241	$11,233
Interest-bearing deposits with banks	1,089	432
Total cash and cash equivalents	4,330	11,665
Securities available for sale	2,742	11,437
Securities held-to-maturity (fair value of $7,767)	7,765	-
Loans, net of allowance for loan losses of $1,899 and $3,991	71,060	68,220
Federal Home Loan Bank stock	1,215	979
Premises and equipment, net	2,627	2,593
Accrued interest receivable	328	316
Other assets	697	656

Total assets	$90,764	$95,866
Liabilities and Stockholders’ Equity:

Liabilities:
Noninterest-bearing demand deposits	12,506	12,632
Savings, NOW and money-market deposits	20,736	22,045
Time deposits	18,317	30,574

Total deposits	51,559	65,251

Federal Home Loan Bank advances	26,550	20,500
Junior subordinated debenture	5,155	5,155
Official checks	299	39
Other liabilities	2,124	2,376

Total liabilities	85,687	93,321

Commitments and contingencies (Notes 1, 8 and 9)
Stockholders’ equity:
Preferred stock, no par value; 6,000,000 shares authorized: Designated Series A, no par value, $25,000 liquidation value per share, none issued or outstanding in 2018 and 7 shares issued and outstanding in 2017	—	—
Common stock, $.01 par value; 5,000,000 shares authorized, 1,508,892 shares issued and outstanding in 2018 and 1,120,947 shares issued and outstanding in 2017	15	11
Additional paid-in capital	35,105	34,090
Accumulated deficit	(29,687)	(31,306)
Accumulated other comprehensive loss	(356)	(250)

Total stockholders’ equity	5,077	2,545
Total liabilities and stockholders’ equity	$90,764	$95,866

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest income:
Loans	$938	$955	$1,854	$1,999
Securities	73	101	134	210
Other	32	58	67	97

Total interest income	1,043	1,114	2,055	2,306

Interest expense:
Deposits	95	176	207	356
Borrowings	190	137	338	237

Total interest expense	285	313	545	593

Net interest income	758	801	1,510	1,713

Credit for loan losses	(2,100)	—	(2,100)	—

Net interest income after credit for loan losses	2,858	801	3,610	1,713

Noninterest income:
Service charges and fees	—	5	9	11
Other	35	3	40	5

Total noninterest income	35	8	49	16

Noninterest expenses:
Salaries and employee benefits	460	436	898	878
Occupancy and equipment	102	102	206	202
Data processing	99	86	176	166
Professional fees	158	177	223	392
Insurance	26	24	50	47
Regulatory assessment	39	51	78	102
Other	105	101	409	394

Total noninterest expenses	989	977	2,040	2,181

Net earnings (loss)	$1,904	$(168)	$1,619	$(452)

Earnings (loss) per share:
Basic and diluted	$1.35	$(0.15)	$1.25	$(0.41)

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net earnings (loss)	$1,904	$(168)	1,619	$(452)
Other comprehensive (loss) income:
Change in unrealized loss on securities:
Unrealized gain arising during the period	346	45	282	71
Amortization of unrealized loss on securities transferred to held to maturity	6	—	6	—
Reclassification adjustment for unrealized loss on securities transferred to held-to-maturity	(432)	—	(432)	—
Other comprehensive (loss) income before income tax benefit (expense)	(80)	45	(144)	71
Deferred income tax benefit (expense) on above change	20	(17)	38	(27)

Total other comprehensive (loss) income	(60)	28	(106)	44

Comprehensive income (loss)	$1,844	$(140)	$1,513	$(408)

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

Six Months Ended June 30, 2018 and 2017

(Dollars in thousands)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2016	7	$—	1,103,447	$11	$34,039	$(30,717)	$(252)	$3,081

Net loss for the six months ended June 30, 2017 (unaudited)	—	—	—	—	—	(452)	—	(452)

Net change in unrealized loss on securities available for sale, net of taxes (unaudited)	—	—	—	—	—	—	44	44

Balance at June 30, 2017 (unaudited)	7	$—	1,103,447	$11	$34,039	$(31,169)	$(208)	$2,673

Balance at December 31, 2017	7	—	1,120,947	11	$34,090	$(31,306)	$(250)	$2,545

Proceeds from sale of common stock (unaudited)	—	—	164,017	2	402	—	—	404

Common stock issued as compensation to directors (unaudited)	—	—	144,742	1	614	—	—	615

Common stock issued in exchange for Preferred Stock (See Note 13) (unaudited)	(7)	—	79,186	1	(1)	—	—	—

Net earnings for the six months ended June 30, 2018 (unaudited)	—	—	—	—	—	1,619	—	1,619

Net change in unrealized loss on securities available for sale, net of income taxes (unaudited)	—	—	—	—	—	—	212	212

Amortization of unrealized loss on securities transferred to held to maturity (unaudited)	—	—	—	—	—	—	6	6

Unrealized loss on securities transferred to held to maturity, net of income tax benefit (unaudited)	—	—	—	—	—	—	(324)	(324)

Balance at June 30, 2018 (unaudited)	—	$—	1,508,892	$15	$35,105	$(29,687)	$(356)	$5,077

See accompanying notes to condensed consolidated financial statements

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net earnings (loss)	$1,619	$(452)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	71	72
Credit for loan losses	(2,100)	—
Net amortization of fees, premiums and discounts	116	235
(Increase) decrease in other assets	(3)	2
(Increase) decrease in accrued interest receivable	(12)	37
Increase in official checks and other liabilities	623	546

Net cash provided by operating activities	314	440

Cash flows from investing activities:
Principal repayments of securities available for sale	558	1,011
Principal repayments of securities held-to-maturity	186	—
Net (increase) decrease in loans	(814)	7,629
Purchase of premises and equipment, net	(105)	(32)
(Purchase) redemption of Federal Home Loan Bank stock	(236)	134

Net cash (used in) provided by investing activities	(411)	8,742

Cash flows from financing activities:
Net decrease in deposits	(13,692)	(4,359)
Net increase in advance payments by borrowers for taxes and insurance	—	273
Proceeds from sale of common stock	404	—
Net increase (decrease) in FHLB Advances	6,050	(3,000)

Net cash used in financing activities	(7,238)	(7,086)

Net (decrease) increase in cash and cash equivalents	(7,335)	2,096

Cash and cash equivalents at beginning of the period	11,665	17,640

Cash and cash equivalents at end of the period	$4,330	$19,736

See accompanying notes to condensed consolidated financial statements

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Six Months Ended June 30,
	2018	2017
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$392	$497

Income taxes	$—	$—

Noncash transaction -

Change in accumulated other comprehensive loss, net change in unrealized loss on securities, net of tax	$(106)	$44

Transfer of securities from available for sale to held to maturity	7,945	—

Reclassification of stock compensation from other liabilities to common stock	615	—

See accompanying notes to condensed consolidated financial statements

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	General. OptimumBank Holdings, Inc. (the “Holding Company”) is a one-bank holding company and owns 100% of OptimumBank (the “Bank”), a Florida-chartered commercial bank. The Bank’s wholly-owned subsidiaries are OB Real Estate Management, LLC and OB Real Estate Holdings, LLC, both of which were formed in 2009; OB Real Estate Holdings 1692 LLC and OB Real Estate Holdings 1704 LLC formed in 2012, collectively, (the “Real Estate Holding Subsidiaries”). The Holding Company’s only business is the operation of the Bank and its subsidiaries (collectively, the “Company”). The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of community banking services to individual and corporate customers through its three banking offices located in Broward County, Florida.

Basis of Presentation. In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2018, and the results of operations and comprehensive income (loss) for the three and six month periods ended June 30, 2018 or 2017, and cash flows for the six-month periods ended June 30, 2018 and 2017. The results of operations for the six months ended June 30, 2018, are not necessarily indicative of the results to be expected for the full year.

Going Concern Status. The Company is in default with respect to its $5,155,000 Junior Subordinated Debenture (“Debenture”) due to its failure to make certain required interest payments under the Debenture. The Debenture has been issued to Optimum Bank Holdings Capital Trust I, a Delaware statutory trust formed by the Company for the purpose of issuing and selling certain securities (the “Trust Preferred Securities”) representing undivided beneficial interests in the Debenture.

The trustee for the Debenture (the “Trustee”) and the beneficial owners of the Debenture are entitled to accelerate the payment of the $5,155,000 principal balance plus accrued and unpaid interest totaling $1,521,386 at June 30, 2018. To date, neither the Trustee nor the holders have accelerated the outstanding balance of the Debenture. No adjustments to the accompanying condensed consolidated financial statements have been made as a result of this uncertainty.

In May 2018, a company affiliated with a director of the Company (the “New Holder”) purchased the Trust Preferred Securities from a third party. The Company and the New Holder have held discussions concerning a potential forbearance agreement with respect to the Debenture and the possible issuance of common stock by the Company in exchange for a portion of the Trust Preferred Securities. To date, the Company and the New Holder have not entered into any definitive agreement with respect to any such transactions and the terms of any such transactions have not been finalized.

Comprehensive Income (Loss). GAAP generally requires that recognized revenue, expenses, gains and losses be included in net earnings (loss). Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the condensed consolidated balance sheets, such items along with net earnings (loss), are components of comprehensive income (loss).

Accumulated other comprehensive loss consists of the following (in thousands):

	At June 30,	December 31,
	2018	2017

Unrealized loss on securities available for sale	$(52)	$(334)
Unamortized portion of unrealized loss related to securities available for sale transferred to securities held-to-maturity	(426)	—
Income tax benefit	122	84

	$(356)	$(250)

Income Taxes. The Company assessed its earnings history and trends and estimates of future earnings, and determined that the deferred tax asset could not be realized as of June 30, 2018. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	General, Continued.

Recent Pronouncements. In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-2, Leases (Topic 842) which will require lessees to recognize on the condensed consolidated balance sheet the assets and liabilities for the rights and obligations created by those leases with term of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The new ASU will require both types of leases to be recognized on the condensed consolidated balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the condensed consolidated financial statements. The ASU is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The Company is in the process of determining the effect of the ASU on its condensed consolidated financial statements. Early application will be permitted.

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments-Credit Losses (Topic 326). The ASU improves financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by the Company. The ASU requires the Company to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. The Company will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the condensed consolidated financial statements. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is in the process of determining the effect of the ASU on its condensed consolidated financial statements.

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

In June 2018, the FASB issued ASU No. 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The ASU is intended to reduce the cost and complexity and to improve financial reporting for nonemployee share-based payments. The ASU expands the scope of Topic 718. Compensation Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity-Equity-Based payments to Non-Employees. The ASU is effective for the Company for fiscal years beginning after December 15,2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company is currently evaluating the impact of the ASU, if any, on its condensed consolidated financial statements.

Reclassification. Certain amounts in the 2017 condensed consolidated financial statements have been reclassified to conform to the 2018 condensed consolidated financial statement presentation.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2)	Securities. Securities have been classified according to management’s intent. The carrying amount of securities and approximate fair values are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At June 30, 2018:
Held to maturity -
Collateralized mortgage obligations	$7,765	$2	$—	$7,767
Available for sale -
SBA Pool Securities	2,794	—	(52)	2,742

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair s Value

At December 31, 2017:
Available for sale:
Collateralized mortgage obligations	$8,806	$—	$(340)	$8,466
SBA Pool Securities	2,965	10	(4)	2,971

Total	$11,771	$10	$(344)	$11,437

In April 2018, the bank transferred securities of $7,945,000 from the available-for-sale category to the held-to-maturity category at their then fair values resulting in unrealized losses of $432,000. The unrealized loss which is recorded in the stockholders’ equity net of amortization and net of tax is being amortized over the remaining term of the securities. At June 30, 2018, $6,000 has and been amortized.

There were no sales of securities available for sale during the six month periods ended June 30, 2018 and 2017.

Securities available for sale with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	At June 30, 2018
	Over Twelve Months		Less Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available for sale -
SBA Pool Securities	(18)	994	(34)	1,748

	At December 31, 2017
	Over Twelve Months		Less Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available for Sale:
Collateralized mortgage obligations	$(340)	$8,466	$—	$—
SBA Pools Securities	(3)	539	(1)	540
	$(343)	$9,005	$(1)	$540

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

At June 30, 2018 and December 31, 2017, the unrealized losses on ten investment securities and eight investment securities, respectively, were caused by market conditions. It is expected that the securities would not be settled at a price less than the book value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until their market price recovers or their maturity, these investments are not considered other-than-temporarily impaired.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans. The components of loans are as follows (in thousands):

	At June 30, 2018	At December 31, 2017

Residential real estate	$27,922	$26,054
Multi-family real estate	6,196	7,356
Commercial real estate	31,622	32,152
Land and construction	1,258	1,051
Commercial	5,306	4,522
Consumer	436	794

Total loans	72,740	71,929

Add (deduct):
Net deferred loan fees, costs and premiums	219	282
Allowance for loan losses	(1,899)	(3,991)

Loans, net	$71,060	$68,220

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued. An analysis of the change in the allowance for loan losses follows (in thousands):

	Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Unallocated	Total
Three Months Ended June 30, 2018:

Beginning balance	$647	$67	$712	$28	$279	$59	$2,201	$3,993
Provision (credit) for loan losses	18	(14)	27	(8)	(13)	(17)	(2,093)	(2,100)
Charge-offs	—	—	—	—	—	(3)	—	(3)
Recoveries	—	—	—	6	—	3	—	9

Ending balance	$665	$53	$739	$26	$266	$42	$108	$1,899

Three Months Ended June 30, 2017:
Beginning balance	$302	$73	$818	$65	$126	$152	$2,379	$3,915
(Credit) provision for loan losses	—	(11)	(49)	(10)	(59)	22	107	—
Charge-offs	—	—	—	—	—	(31)	—	(31)
Recoveries	—	—	—	6	—	5	—	11

Ending balance	$302	$62	$769	$61	$67	$148	$2,486	$3,895
Six Months Ended June 30, 2018:

Beginning balance	$641	$59	$759	$22	$55	$86	$2,369	$3,991
Provision (credit) for loan losses	24	(6)	(20)	(8)	211	(40)	(2,261)	(2,100)
Charge-offs	—	—	—	—	—	(12)	—	(12)
Recoveries	—	—	—	12	—	8	—	20

Ending balance	$665	$53	$739	$26	$266	$42	$108	$1,899

Six Months Ended June 30, 2017:
Beginning balance	$310	$58	$787	$120	$188	$165	$2,287	$3,915
(Credit) provision for loan losses	(8)	4	(18)	(71)	(121)	15	199	—
Charge-offs	—	—	—	—	—	(40)	—	(40)
Recoveries	—	—	—	12	—	8	—	20

Ending balance	$302	$62	$769	$61	$67	$148	$2,486	$3,895

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued.

	Residential Real Estate	Multi- Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Unallocated	Total
At June 30, 2018:
Individually evaluated for impairment:
Recorded investment	$966	$—	$225	$—	$2,262	$—	$—	$3,453
Balance in allowance for loan losses	$318	$—	$91	$—	$226	$—	$—	$635

Collectively evaluated for impairment:
Recorded investment	$26,956	$6,196	$31,397	$1,258	$3,044	$436	$—	$69,287
Balance in allowance for loan losses	$347	$53	$648	$26	$40	$42	$108	$1,264

At December 31, 2017:
Individually evaluated for impairment:
Recorded investment	$1,172	$—	$975	$—	$—	$—	$—	$2,147
Balance in allowance for loan losses	$330	$—	$83	$—	$—	$—	$—	$413

Collectively evaluated for impairment:
Recorded investment	$24,882	$7,356	$31,177	$1,051	$4,522	$794	$—	$69,782
Balance in allowance for loan losses	$311	$59	$676	$22	$55	$86	$2,369	$3,578

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

Consumer. Consumer loans are extended for various purposes, including purchases of automobiles, recreational vehicles, boats, home improvement loans lines of credit, personal loans and deposit account collateralized loans. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Loans to consumers are extended after a credit evaluation, including the creditworthiness of the borrower(s), the purpose of the credit, and the secondary source of repayment. Consumer loans are made at fixed and variable interest rates. Risk is mitigated by the fact that the loans are of smaller individual amounts.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued. The following summarizes the loan credit quality (in thousands):

	Pass	OLEM (Other Loans Especially Mentioned)	Sub- standard	Doubtful	Loss	Total
At June 30, 2018:
Residential real estate	$26,956	$—	$966	$—	$—	$27,922
Multi-family real estate	6,196	—	—	—	—	6,196
Commercial real estate	28,298	3,099	225	—	—	31,622
Land and construction	1,258	—	—	—	—	1,258
Commercial	2,330	714	2,262	—	—	5,306
Consumer	436	—	—	—	—	436

Total	$65,474	$3,813	$3,453	$—	$—	$72,740

At December 31, 2017:
Residential real estate	$22,315	$2,494	$1,245	$—	$—	$26,054
Multi-family real estate	7,356	—	—	—	—	7,356
Commercial real estate	24,704	6,473	975	—	—	32,152
Land and construction	1,051	—	—	—	—	1,051
Commercial	2,304	2,218	—	—	—	4,522
Consumer	794	—	—	—	—	794

Total	$58,524	$11,185	$2,220	$—	$—	$71,929

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued. Age analysis of past-due loans is as follows (in thousands):

At June 30, 2018 and December 31, 2017, no loans were past due more than thirty days and no loans were on nonaccrual.

The following summarizes the amount of impaired loans (in thousands):

	At June 30, 2018			At December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Residential real estate	$—	$—	$—	$194	$217	$—
Commercial real estate	—	—	—	231	231	—
Commercial	1,326	1,326	—	—	—	—
With related allowance recorded:
Residential real estate	$966	966	318	978	978	330
Commercial real estate	$225	225	91	744	744	83
Commercial	936	936	226	—	—	—
Total
Residential real estate	$966	$966	$318	$1,172	$1,195	$330
Commercial real estate	$225	$225	$91	$975	$975	$83
Commercial	$2,262	2,262	226	$—	$—	$—
Total	$3,453	$3,453	$635	$2,147	$2,170	$413

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued. The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Three Months Ended June 30,
	2018			2017
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received

Residential real estate	$968	$19	$19	$371	$12	$12
Commercial real estate	$226	$3	$3	$991	$13	$13
Commercial	$2,287	$28	$28	$—	$—	$—
Total	$3,481	$50	$50	$1,362	$25	$25

	Six Months Ended June 30,
	2018			2017
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received

Residential real estate	$1,000	$38	$38	$371	$25	$25
Commercial real estate	$546	$15	$15	$989	$25	$25
Commercial	$1,319	45	$45	$—	$—	$—
Total	$2,865	$98	$98	$1,360	$50	$50

No loans have been determined to be troubled debt restructurings (TDR’s) during the six month periods ended June 30, 2018 or 2017. At June 30, 2018 and 2017, there were no loans modified and entered into TDR’s within past twelve months, that subsequently defaulted during the six month periods ended June 30, 2018 or 2017.

(4)	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2018 of the regulatory capital requirements and the Bank’s capital on a percentage basis:

	Bank	Consent Order Regulatory Requirement

Tier I capital to total average assets	13.05%	8.0%

Tier I capital to risk-weighted assets	16.04%	N/A

Common equity Tier I capital to risk-weighted assets	16.04%	N/A

Total capital to risk-weighted assets	17.29%	12.0%

At June 30, 2018, the Bank was well-capitalized. As a result of the Consent Order discussed in Note 9, the Bank cannot be categorized higher than “adequately capitalized” until the Consent Order is lifted, even if its ratios were to exceed those required to be a “well capitalized” bank.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(5) Earnings (Loss) Per Share. Basic Earnings (loss) per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. During the three and six month periods ended June 30, 2018, basic and diluted earnings per share is the same as there were no outstanding potentially dilutive securities. During the three and six month periods ended June 30, 2017, basic and diluted loss per share is the same due to the net loss incurred by the Company. Earnings (loss) per common share have been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted-average number of common shares outstanding used to calculate basic and diluted loss per common share	1,409,904	1,103,447	1,292,381	1,103,447

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(6)

Stock-Based Compensation. The Company is authorized to grant stock options, stock grants and other forms of equity based compensation under its 2011 Equity Incentive Plan (“2011 Plan”) and its 2018 Equity Incentive Plan (the “2018 Plan”). Both plans have been approved by shareholders. The Company is authorized to issue up to 220,000 shares of common stock under the 2011 Plan, of which 218,881 have been issued, and 1,119 shares remains available for grant, and up to 250,000 shares of common stock under the 2018 Plan, none of which have been issued.

The Company’s only grants under the 2011 Plan have been the issuance of shares of common stock to directors for director’s fees and compensation for services rendered. As of April 1, 2017, the Company discontinued the issuance of common stock as a method of payment of director’s fees.

During six months ended June 30, 2017, the Company accrued compensation expense of $8,858 with respect to 2,821 shares to be issued to directors at a value of $3.14 per share on account of director’s fees accrued during the first quarter of 2017.

During the six months ended June 30, 2018, the Company accrued compensation expense of $200,000 with respect to 36,101 shares issued to a director for services performed in 2018. The Company had previously agreed to issue 105,820 shares to this director for services performed in 2016 and 2017. These shares were issued in 2018.

(7)	Fair Value Measurements. Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan. Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis are as follows (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Gains Recorded in Operations For the period ended June 30, 2018
At June 30, 2018:
Residential real estate	$648	$—	$—	$648	$318	$12
Commercial	710	—	—	710	226	—
	$1,358	$—	$—	$1,358	$544	$12

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations For the period ended December 31, 2017
At December 31, 2017-
Residential real estate	$648	$—	$—	$648	$330	$—

Available-for-sale securities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

At June 30, 2018:
SBA Pool Securities	2,742	—	2,742	—

At December 31, 2017:
Collateralized mortgage obligations	$8,466	$—	$8,466	$—
SBA Pool Securities	2,971	—	2,971	—

	$11,437	$—	$11,437	$—

During the six month periods ended June 30, 2018 and 2017, no securities wear transferred in or out of Level 1, 2 or 3.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(8)	Fair Value of Financial Instruments. The estimated fair values and fair value measurement method with respect to the Company’s financial instruments were as follows (in thousands):

	At June 30, 2018				At December 31, 2017
	Carrying Amount	Fair Value		Level	Carrying Amount	Fair Value		Level
Financial assets:
Cash and cash equivalents	$4,330	$4,330		1	$11,665	$11,665		1
Securities available for sale	2,742	2,742		2	11,437	11,437		2
Securities held to maturity	7,765	7,767		2	—	—
Loans	71,060	70,953		3	68,220	68,079		3
Federal Home Loan Bank stock	1,215	1,215		3	979	979		3
Accrued interest receivable	328	328		3	316	316		3

Financial liabilities:
Deposit liabilities	51,559	51,446		3	65,251	65,475		3
Federal Home Loan Bank advances	26,550	26,357		3	20,500	20,394		3
Junior subordinated debenture	5,155	N/A	(1)	3	5,155	N/A	(1)	3
Federal funds purchased	—	—		3	—	—		3
Off-balance sheet financial instruments	—	—		3	—	—		3

(1)	The Company is unable to determine value based on significant unobservable inputs required in the calculation. Refer to Note 10 for further information.

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

Commitments to extend credit, unused lines of credit, and standby letters of credit typically result in loans with a market interest rate when funded. A summary of the contractual amounts of the Company’s financial instruments with off-balance-sheet risk at June 30, 2018 follows (in thousands):

Commitments to extend credit	$1,018

Unused lines of credit	$1,204

Standby letters of credit	$—

(9)	Regulatory Matters. The Bank is subject to various regulatory capital requirements administered by the bank regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

Changes that could affect the Bank going forward include additional constraints on the inclusion of deferred tax assets in capital and increased risk weightings for nonperforming loans and acquisition/development loans in regulatory capital. Beginning on January 1, 2016, the Bank become subject to the capital conservation buffer rules which place limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers. In order to avoid these limitations, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. As of June 30, 2018 and December 31, 2017, the Bank’s capital conservation buffer exceeds the minimum requirements of 1.875% and 1.250%, respectively. The required buffer of 2.50% will be effective January 1, 2019.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(9)

Regulatory Matters, Continued. As of June 30, 2018 and December 31, 2017, the Bank is subject to a Consent Order issued by the FDIC and the State of Florida Office of Financial Regulation (“OFR”), and accordingly is deemed to be “adequately capitalized” even if its capital ratios were to exceed those generally required to be a “well capitalized” bank. An institution must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following tables. The Bank’s actual capital amounts and percentages are also presented in the table (dollars in thousands):

The following table shows the Bank’s capital amounts and ratios and regulatory thresholds at June 30, 2018 and December 31, 2017 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions		Requirements of Consent Order
	Amount	%	Amount	%	Amount	%	Amount	%
As of June 30, 2018:
Total Capital to Risk-Weighted Assets	$12,574	17.29%	$5,818	8.00%	$7,273	10.00%	$8,728	12.00%
Tier I Capital to Risk-Weighted Assets	11,666	16.04	4,364	6.00	5,818	8.00	N/A	N/A
Common equity Tier I capital to Risk-Weighted Assets	11,666	16.04	3,273	4.50	4,727	6.50	N/A	N/A
Tier I Capital to Total Assets	11,666	13.05	3,575	4.00	4,468	5.00	7,150	8.00

As of December 31, 2017:
Total Capital to Risk-Weighted Assets	$10,484	15.08%	$5,561	8.00%	$6,951	10.00%	$8,341	12.00%
Tier I Capital to Risk-Weighted Assets	9,577	13.78	4,170	6.00	5,561	8.00	N/A	N/A
Common equity Tier I capital to Risk-Weighted Assets	9,577	13.78	3,128	4.50	4,518	6.50	N/A	N/A
Tier I Capital to Total Assets	9,577	8.89	4,307	4.00	5,383	5.00	8,614	8.00

Regulatory Enforcement Actions

Bank Consent Order. On November 7, 2016, the Bank agreed to the issuance of a Consent Order by the FDIC and the OFR (the “Consent Order”), which requires the Bank to take certain measures to improve its safety and soundness. The Consent Order supersedes the prior consent order that became effective in 2010. Pursuant to the Consent Order, the Bank is required to take certain measures to improve its management, condition and operations, including actions to improve management practices and board supervision and independence, assure that its allowance for loan losses is maintained at an appropriate level and improve liquidity. The Consent Order requires the Bank to adopt and implement a compliance plan to address the Bank’s obligations under the Bank Secrecy Act and related obligations related to anti-money laundering. The Consent Order prohibits the payment of dividends by the Bank. The Consent Order continues the requirement for the Bank to maintain a Tier 1 leverage ratio of at least 8% and a total risk-based capital ratio of 12% beginning 90 days from the issuance of the Consent Order. At June 30, 2018, the Bank had a Tier 1 leverage ratio of 13.1%, and a total risk-based capital ratio of 17.3%.

See Footnote 13 to the Consolidated Financial Statements included in the Company’s 2017 Form 10-K for additional information concerning the requirements of the Consent Order.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

Regulatory Matters, Continued. Management believes that the Bank has made substantial progress in improving its financial condition through a significant reduction in non-performing assets and the receipt of capital increases from investors since the 2010 Consent Order. The Bank is also seeking to address the other issues raised by the FDIC and the OFR, although the Bank’s efforts to raise capital have been hampered by default under the Debenture and the limits placed on the Company and the Bank under the Consent Order and the Written Agreement. Management intends to continue its efforts to meet the conditions of the 2016 Consent Order and the Written Agreement.

Company Written Agreement with Reserve Bank. On June 22, 2010, the Company and the Reserve Bank entered into a Written Agreement with respect to certain aspects of the operation and management of the Company. The Written Agreement prohibits, without the prior approval of the Reserve Bank, the payment of cash dividends, taking dividends or payments from the Bank, making any interest, principal or other distributions Debenture, incurring, increasing or guaranteeing any debt, purchasing or redeeming any shares of stock, or appointing any new director or senior executive officer. Management believes that the Company is in substantial compliance with the requirements of the Written Agreement.

(10)

Junior Subordinated Debenture. On September 30, 2004, the Company issued a $5,155,000 junior subordinated debenture (the “Debenture”) to Optimum Bank Holdings Capital Trust I, a Delaware statutory trust formed by the Company for the purpose of issuing and selling certain securities (the “Trust Preferred Securities”) representing undivided beneficial interests in the Debenture. The Debenture has a term of thirty years. The interest rate was fixed at 6.40% for the first five years, and thereafter, the coupon rate floats quarterly at the six-month LIBOR rate plus 2.45% (4.79% at June 30, 2018). The Debenture is redeemable in certain circumstances. The terms of the Debenture allow the Company to defer payments of interest on the Debenture by extending the interest payment period at any time during the term of the Debenture for up to twenty consecutive quarterly periods.

Beginning in 2010, the Company exercised its right to defer payment of interest on the Debenture. Interest payments deferred as of June 30, 2018 totaled $1,521,386. The Company has deferred interest payments with respect to the Debenture for the maximum allowable twenty consecutive quarterly payments. The Trustee for the Debenture and the beneficial owners of the Debenture can accelerate the $5,155,000 principal balance plus accrued and unpaid interest, as a result of this default. To date, neither the Trustee nor the holders have accelerated the outstanding balance of the Debenture. No adjustments to the accompanying condensed consolidated financial statements have been made as a result of this uncertainty. Under the Written Agreement, the Company is not able to make any interest or principal payments without the prior approval of the Federal Reserve Bank of Atlanta.

In May 2018, a company affiliated with a director of the Company (the “New Holder”) purchased the Trust Preferred Securities from a third party. The Company and the New Holder have held discussions concerning a potential forbearance agreement with respect to the Debenture and the possible issuance of common stock by the Company in exchange for a portion of the Trust Preferred Securities. To date, the Company and the New Holder have not entered into any definitive agreement with respect to any such transactions and the terms of any such transactions have not been finalized.

(11)	Loan Loss Recovery. On January 6, 2016, the Bank completed a sale of judgement on a defaulted credit that resulted in a $1.8 million recovery of previously charged-off amounts to the Allowance for Loan and Lease Losses (“ALLL”). That increased the balance of the ALLL to approximately $4.2 million. On February 12, 2016, and amended May 6, 2016, pursuant to the terms and requirements of the Consent Order, Management resubmitted a written request to the FDIC for a partial reversal of the ALLL. During the second quarter of 2018, the FDIC approved management’s request. In June 2018, the Bank reversed $2.1 million of the ALLL into income.

(12)	Bank Secrecy Act (“BSA”) Lookback Review. Under the terms of the Consent Order, the Bank is required to perform a BSA lookback review. The Bank expects the cost of the BSA lookback review to be $235,000 based on an independent firm’s proposal for services. The proposal and ultimate agreement is subject to FDIC review and approval. Until the approval is received, these BSA services cannot be rendered. Once the BSA lookback review begins, the independent firm has 120 days to complete the work. As of June 30, 2018, the Bank has accrued $235,000 for the proposed services.

(13)

Preferred Stock. Prior to the 2016, the Company issued 7 shares of Series A Preferred Stock (the “Series A Preferred”) at a price of $25,000 per share to a director. Each share of the Series A Preferred has an initial liquidation preference of $25,000 per share was entitled to cumulative dividends at the rate of 10% per annum, provided that no dividends would be declared, paid or set aside for payment to the extent such act would cause the Company to fail to comply with any applicable regulatory requirements. In April 2018, the Company issued 79,186 shares of Common Stock in exchange for all of the Series A Preferred.

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

Regulatory Enforcement Actions

Bank Consent Order. On November 7, 2016, the Bank agreed to the issuance of a Consent Order by the FDIC and the OFR (the “Consent Order”), which requires the Bank to take certain measures to improve its safety and soundness. The Consent Order supersedes the prior consent order that became effective in 2010. Pursuant to the Consent Order, the Bank is required to take certain measures to improve its management, condition and operations, including actions to improve management practices and board supervision and independence, assure that its allowance for loan losses is maintained at an appropriate level and improve liquidity. The Consent Order requires the Bank to adopt and implement a compliance plan to address the Bank’s obligations under the Bank Secrecy Act and related obligations related to anti-money laundering. The Consent Order prohibits the payment of dividends by the Bank. The Consent Order continues the requirement for the Bank to maintain a Tier 1 leverage ratio of at least 8% and a total risk-based capital ratio of 12% beginning 90 days from the issuance of the Consent Order. At June 30, 2018, the Bank had a Tier 1 leverage ratio of 13.1%, and a total risk-based capital ratio of 17.3%.

See Footnote 13 to the Consolidated Financial Statements included in the Company’s 2017 Form 10-K filed with Securities and Exchange Commission on March 28, 2018 for additional information concerning the requirements of the Consent Order.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Management has addressed most issues raised by the FDIC and OFR in the Consent Order. Due to the improvements noted during the most recent joint examination, management and the regulators are working to reduce the restrictions currently placed upon the Bank.

Company Written Agreement with Reserve Bank. On June 22, 2010, the Company and the Reserve Bank entered into a Written Agreement with respect to certain aspects of the operation and management of the Company. The Written Agreement prohibits, without the prior approval of the Reserve Bank, the payment of dividends, taking dividends or payments from the Bank, making any interest, principal or other distributions on the Debenture, incurring, increasing or guaranteeing any debt, purchasing or redeeming any shares of stock, or appointing any new director or senior executive officer. Management believes that the Company is in substantial compliance with the requirements of the Written Agreement.

Capital Levels

Quantitative measures established by regulation and by the Consent Order to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. As of June 30, 2018, the Bank met the minimum applicable capital adequacy requirements for Total Capital to Risk – Weighted Assets, and for Tier I Capital to Total Assets.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

The Bank’s actual and required minimum capital ratios were as follows (in thousands):

Regulatory Capital Requirements

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions		Requirements of Consent Order
	Amount	%	Amount	%	Amount	%	Amount	%
As of June 30, 2018:
Total Capital to Risk-Weighted Assets	$12,574	17.29%	$5,818	8.00%	$7,273	10.00%	$8,728	12.00%
Tier I Capital to Risk-Weighted Assets	11,666	16.04	4,364	6.00	5,818	8.00	N/A	N/A
Common equity Tier I capital to Risk-Weighted Assets	11,666	16.04	3,273	4.50	4,727	6.50	N/A	N/A
Tier I Capital to Total Assets	11,666	13.05	3,575	4.00	4,468	5.00	7,150	8.00

As of December 31, 2017:
Total Capital to Risk-Weighted Assets	$10,484	15.08%	$5,561	8.00%	$6,951	10.00%	$8,341	12.00%
Tier I Capital to Risk-Weighted Assets	9,577	13.78	4,170	6.00	5,561	8.00	N/A	N/A
Common Equity Tier 1 Capital to Risk-Weighted Assets	9,577	13.78	3,128	4.50	4,518	6.50	N/A	N/A
Tier I Capital to Total Assets	9,577	8.89	4,307	4.00	5,383	5.00	8,614	8.00

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

Financial Condition at June 30, 2018 and December 31, 2017

Overview

The Company’s total assets decreased by approximately $5.1 million to $90.8 million at June 30, 2018, from $95.9 million at December 31, 2017, primarily due to the net effect of a reduction in total deposits, increase in Federal Home Loan Bank advances, and reversal of a portion of the allowance for loan losses (“ALLL”). Total stockholders’ equity increased by approximately $2.6 to $5.1 million at June 30, 2018, from $2.5 million at December 31, 2017, primarily due to the net effect of common stock issuances and net earnings for the six months ended June 30, 2018.

The following table shows selected information for the periods ended or at the dates indicated:

	Six Months Ended June 30, 2018	Year Ended December 31, 2017

Average equity as a percentage of average assets	3.4%	2.5%

Equity to total assets at end of period	5.6%	2.6%

Return on average assets (1)	3.60%	(0.5)%

Return on average equity (1)	105.71%	(21.3)%

Noninterest expenses to average assets (1)	4.5%	3.8%

(1) Annualized for the six months ended June 30, 2018.

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

Deposits are our primary source of funds. In order to increase its core deposits, the Company has priced its deposit rates competitively. The Company will adjust rates on its deposits to attract or retain deposits as needed. Under the Consent Order, the interest rate that the Bank pays on its market area deposits is restricted. It is possible that the Company could experience a decrease in deposit inflows, or the migration of current deposits to competitor institutions, if other institutions offer higher interest rates than those permitted to be offered by the Company. Management expects to be released from the interest rate restrictions in the third quarter of 2018.

In addition to obtaining funds from depositors, we may borrow funds from other financial institutions. At June 30, 2018, the Company had outstanding borrowings of $26.6 million, against its $26.6 million in established borrowing capacity with the FHLB. The Company’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. In 2010, the Bank obtained an available discount window credit line with the Federal Reserve Bank, currently $511,200. The Federal Reserve Bank line is subject to collateral requirements and must be repaid within 90 days; each advance is subject to prior Federal Reserve Bank consent. At June 30, 2018, the Company also had lines of credit amounting to $8 million with three correspondent banks to purchase federal funds. The Company had no outstanding federal funds purchased at June 30, 2018 or December 31, 2017. Disbursements on the lines of credit are subject to the approval of the correspondent banks. We measure and monitor our liquidity daily and believe our liquidity sources are adequate to meet our operating needs.

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

The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. As of June 30, 2018, the Company had commitments to extend credit totaling $1.0 million and unused lines of credit totaling $1.2 million.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

Junior Subordinated Debenture

On September 30, 2004, the Company issued a $5,155,000 junior subordinated debenture (the “Debenture”) to Optimum Bank Holdings Capital Trust I, a Delaware statutory trust formed by the Company for the purpose of issuing and selling certain securities (the “Trust Preferred Securities”) representing undivided beneficial interests in the Debenture. The Debenture has a term of thirty years. The interest rate was fixed at 6.40% for the first five years, and thereafter, the coupon rate floats quarterly at the six-month LIBOR rate plus 2.45% (4.79% at June 30, 2018). The Debenture is redeemable in certain circumstances. The terms of the Debenture allow the Company to defer payments of interest on the Debenture by extending the interest payment period at any time during the term of the Debenture for up to twenty consecutive quarterly periods.

Beginning in 2010, the Company exercised its right to defer payment of interest on the Debenture. Interest payments deferred as of June 30, 2018 totaled $1,521,386. The Company has deferred interest payments with respect to the Debenture for the maximum allowable twenty consecutive quarterly payments. The Trustee for the Debenture and the beneficial owners of the Debenture can accelerate the $5,155,000 principal balance plus accrued and unpaid interest, as a result of this default. To date, neither the Trustee nor the holders have accelerated the outstanding balance of the Debenture. No adjustments to the accompanying condensed consolidated financial statements have been made as a result of this uncertainty. Under the Written Agreement, the Company is not able to make any interest or principal payments without the prior approval of the Federal Reserve Bank of Atlanta.

In May 2018, a company affiliated with a director of the Company (the “New Holder”) purchased the Trust Preferred Securities from a third party. The Company and the New Holder have held discussions concerning a potential forbearance agreement with respect to the Debenture and the possible issuance of common stock by the Company in exchange for a portion of the Trust Preferred Securities. To date, the Company and the New Holder have not entered into any definitive agreement with respect to any such transactions and the terms of any such transactions have not been finalized.

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

	Three Months Ended June 30,
	2018			2017
	Average Balance	Interest and Dividends	Average Yield/ Rate(5)	Average Balance	Interest and Dividends	Average Yield/ Rate(5)
	($ in thousands)
Interest-earning assets:
Loans	$72,602	$938	5.17	$75,928	$955	5.03%
Securities	10,758	73	2.71	19,586	101	2.06
Other (1)	4,552	32	2.81	18,470	58	1.26

Total interest-earning assets/interest income	87,912	1,043	4.75	113,984	1,114	3.91

Cash and due from banks	1,356			1,149
Premise and equipment	2,688			2,620
Other	(2,152)			(3,086)

Total assets	$89,804			$114,667

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$21,123	33	.62	$22,269	28	.50
Time deposits	19,693	62	1.26	54,020	148	1.10
Borrowings (2)	30,577	190	2.49	25,655	137	2.14

Total interest-bearing liabilities/ interest expense	71,393	285	1.60	101,944	313	1.23

Noninterest-bearing demand deposits	12,510			7,463
Other liabilities	2,388			2,498
Stockholders’ equity	3,513			2,762

Total liabilities and stockholders’ equity	$89,804			$114,667

Net interest income		$758			$801

Interest-rate spread (3)			3.15%			2.68%

Net interest margin (4)			3.45%			2.81%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.23			1.10

	Six Months Ended June 30,
	2018			2017
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans	$72,102	$1,854	5.14%	$78,487	$1,999	5.10%
Securities	11,182	134	2.40	19,829	210	2.12
Other (1)	5,666	67	2.36	16,524	97	1.17

Total interest-earning assets/interest income	88,950	2,055	4.62	114,840	2,306	4.02

Cash and due from banks	1,409			1,165
Premises and equipment	2,669			2,630
Other	(2,941)			(3,074)

Total assets	$90,087			$115,561

Interest-bearing liabilities:
Savings, NOW and money-market deposits	21,143	67	.63	22,250	55	.49
Time deposits	22,820	140	1.23	56,442	301	1.06
Borrowings (2)	28,335	338	2.39	25,689	237	1.84

Total interest-bearing liabilities/interest expense	72,298	545	1.51	104,381	593	1.14

Noninterest-bearing demand deposits	12,389			7,018
Other liabilities	2,337			1,275
Stockholders’ equity	3,063			2,887

Total liabilities and stockholders’ equity	$90,087			$115,560

Net interest income		$1,510			$1,713

Interest rate spread (3)			3.11%			2.88%

Net interest margin (4)			3.40%			2.99%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.23%			1.24%

(1)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and junior subordinated debenture.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.
(5)	Annualized.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

Comparison of the Three-Month Periods Ended June 30, 2018 and 2017

General. Net earnings for the three months ended June 30, 2018, was $1,904,000 or $1.35 per basic and diluted share compared to a net loss of $(168,000) or $(0.15) per basic and diluted share for the period ended June 30, 2017. The substantial improvement in 2018 was due a significant decrease in the Company’s allowance for loan losses and an increase in the Company’s net interest margin.

Interest Income. Interest income decreased $71,000 for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Interest Expense. Interest expense on deposits and borrowings decreased to $285,000 for the three months ended June 30, 2018 from $313,000 for the three months ended June 30, 2017.

Provision for Loan Losses. The Bank reversed $2.1 million of the ALLL into income during the second quarter of 2018. There was no provision or credit for losses during the six months ended June 30, 2017. The provision or credit for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio at June 30, 2017. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $1.9 million or 2.60% of loans outstanding at June 30, 2018, as compared to $3.9 million or 5.35% of loans outstanding at June 30, 2017. Management believes the balance in the allowance for loan losses at June 30, 2018 is adequate. The Company determined that it was appropriate to decrease in the amount of the Company’s allowance for loan losses due to the continued improvement in the performance and credit quality of the loan portfolio.

Noninterest Income. Total noninterest income increased to $35,000 for the three months ended June 30, 2018, from $8,000 for the three months ended June 30, 2017 due to loan related fees.

Noninterest Expenses. Total noninterest expenses increased $12,000 to $989,000 for the three months ended June 30, 2018 compared to $977,000 million for the three months ended June 30, 2017.

Comparison of the Six-Month Periods Ended June 30, 2018 and 2017

General. Net earnings for the six months ended June 30, 2018, was $1,619,000 or $1.25 per basic and diluted share compared to a net loss of $(452,000) or $(0.41) per basic and diluted share for the period ended June 30, 2017. The substantial improvement in 2018 was due a significant decrease in the Company’s allowance for loan losses and an increase in the Company’s net interest margin.

Interest Income. Interest income decreased to $2,055,000 for the six months ended June 30, 2018 from $2,306,000 for the six months ended June 30, 2017, primarily due to a decrease in interest earnings assets.

Interest Expense. Interest expense on deposits and borrowings decreased $48,000 to $545,000 for the six months ended June 30, 2018 compared to the prior period.

Provision for Loan Losses. The Bank reversed $2.1 million of the ALLL into income during the second quarter of 2018. There was no provision or credit for losses during the six months ended June 30, 2017. The provision or credit for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio at June 30, 2018. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $1.9 million or 2.60% of loans outstanding at June 30, 2018, as compared to $3.9 million or 5.35% of loans outstanding at June 30, 2017. The Company determined that it was appropriate to decrease in the amount of the Company’s allowance for loan losses due to the continued improvement in the performance and credit quality of the loan portfolio.

Noninterest Income. Total noninterest income increased by $33,000 for the six months ended June 30, 2018, to $49,000 compared to $16,000 for the six months ended June 30, 2017 due to increased loan related fees.

Noninterest Expenses. Total noninterest expenses decreased $141,000 to $2.0 million for the six months ended June 30, 2018 compared to $2.2 million for the six months ended June 30, 2017. Professional fees decreased $169,000 with the majority of the BSA lookback expenses being accrued in 2017.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 4. Controls and Procedures

The Company’s management evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report, and, based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 30, 2018, the Company sold 20,814 shares of common stock to a director for an aggregate purchase price of $46,000. The Company used the proceeds to pay operating expenses of the Company. The issuance of these shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

On April 9, 2018, the Company issued 79,186 shares of common stock to a director in exchange for the 7 shares of the Company’s Series A Preferred. The Series A Preferred had a liquidation value of $175,000. See Note 13 of the Company’s Financial Statements for further details. The issuance of these shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

During the quarter ended June 30, 2018, the Company sold 143,203 shares of common stock to individual investors at an aggregate price of $358,000. The issuance of these shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Additionally, the Company agreed to sell 56,797 shares of common stock to an individual investor at an aggregate price of $142,000. The investor has delivered the purchase price to the Company but has not yet completed the sale. The amount delivered by the investor is being treated as a deposit and recorded as a liability. The issuance of the shares in this transaction will be exempt from registration pursuant to Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

During the six month ended June 30, 2018, Company issued 144,742 shares of common stock as compensation to certain directors for certain services rendered during 2016, 2017 and 2018. At the request of one of the directors, 141,921 of these shares were issued to third parties as either gifts by the director or purchases by such third parties. The issuance of all of these shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. See Note 6 to the Company’s Financial Statements for additional information concerning the issue of these shares.

Item 3. Defaults on Senior Securities

Junior Subordinated Debenture

On September 30, 2004, the Company issued a $5,155,000 junior subordinated debenture (the “Debenture”) to Optimum Bank Holdings Capital Trust I, a Delaware statutory trust formed by the Company for the purpose of issuing and selling certain securities (the “Trust Preferred Securities”) representing undivided beneficial interests in the Debenture. The Debenture has a term of thirty years. The interest rate was fixed at 6.40% for the first five years, and thereafter, the coupon rate floats quarterly at the six-month LIBOR rate plus 2.45% (4.79% at June 30, 2018). The Debenture is redeemable in certain circumstances. The terms of the Debenture allow the Company to defer payments of interest on the Debenture by extending the interest payment period at any time during the term of the Debenture for up to twenty consecutive quarterly periods.

Beginning in 2010, the Company exercised its right to defer payment of interest on the Debenture. Interest payments deferred as of June 30, 2018 totaled $1,521,386. The Company has deferred interest payments with respect to the Debenture for the maximum allowable twenty consecutive quarterly payments. The Trustee for the Debenture and the beneficial owners of the Debenture can accelerate the $5,155,000 principal balance plus accrued and unpaid interest, as a result of this default. To date, neither the Trustee nor the holders have accelerated the outstanding balance of the Debenture. No adjustments to the accompanying condensed consolidated financial statements have been made as a result of this uncertainty. Under the Written Agreement, the Company is not able to make any interest or principal payments without the prior approval of the Federal Reserve Bank of Atlanta.

In May 2018, a company affiliated with a director of the Company (the “New Holder”) purchased the Trust Preferred Securities from a third party. The Company and the New Holder have held discussions concerning a potential forbearance agreement with respect to the Debenture and the possible issuance of common stock by the Company in exchange for a portion of the Trust Preferred Securities. To date, the Company and the New Holder have not entered into any definitive agreement with respect to any such transactions and the terms of any such transactions have not been finalized.

Item 6. Exhibits

The exhibits contained in the Exhibit Index following the signature page are filed with or incorporated by reference into this report.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date:	August 14, 2018	By:	/s/ Timothy Terry
Timothy Terry,
Principal Executive Officer

		By:	/s/ David L. Edgar
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

