Form 10-Q
period 2018-09-30
OptimumBank Holdings, Inc.
filed 2018-11-14
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes [  ] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,813,670 shares of Common Stock, $0.01 par value, issued and outstanding as of November 14, 2018.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

i

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	At September 30, 2018	At December 31, 2017
	(Unaudited)
Assets:
Cash and due from banks	$5,027	$11,233
Interest-bearing deposits with banks	1,020	432
Total cash and cash equivalents	6,047	11,665
Securities available for sale	2,578	11,437
Securities held-to-maturity (fair value of $7,358)	7,419	-
Loans, net of allowance for loan losses of $1,905 and $3,991	76,291	68,220
Federal Home Loan Bank stock	1,215	979
Premises and equipment, net	2,672	2,593
Accrued interest receivable	361	316
Other assets	1,535	656

Total assets	$98,118	$95,866
Liabilities and Stockholders’ Equity:

Liabilities:
Noninterest-bearing demand deposits	10,325	12,632
Savings, NOW and money-market deposits	22,361	22,045
Time deposits	25,353	30,574

Total deposits	58,039	65,251

Federal Home Loan Bank advances	26,550	20,500
Junior subordinated debenture	5,155	5,155
Official checks	393	39
Other liabilities	2,186	2,376

Total liabilities	92,323	93,321

Commitments and contingencies (Notes 1, 8 and 9)
Stockholders’ equity:
Preferred stock, no par value; 6,000,000 shares authorized: Designated Series A, no par value, $25,000 liquidation value per share, none issued or outstanding in 2018 and 7 shares issued and outstanding in 2017	—	—
Common stock, $.01 par value; 5,000,000 shares authorized, 1,813,670 shares issued and outstanding in 2018 and 1,120,947 shares issued and outstanding in 2017	18	11
Additional paid-in capital	36,018	34,090
Accumulated deficit	(29,889)	(31,306)
Accumulated other comprehensive loss	(352)	(250)

Total stockholders’ equity	5,795	2,545
Total liabilities and stockholders’ equity	$98,118	$95,866

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest income:
Loans	$1,015	$972	$2,870	$2,971
Securities	54	96	187	306
Other	36	65	103	162

Total interest income	1,105	1,133	3,160	3,439

Interest expense:
Deposits	107	167	312	524
Borrowings	216	141	554	378

Total interest expense	323	308	866	902

Net interest income	782	825	2,294	2,537

Credit for loan losses	—	—	(2,100)	—

Net interest income after credit for loan losses	782	825	4,394	2,537

Noninterest income:
Service charges and fees	2	44	10	55
Gain on sale of securities available for sale	—	7	—	7
Other	19	3	59	9

Total noninterest income	21	54	69	71

Noninterest expenses:
Salaries and employee benefits	460	423	1,358	1,301
Occupancy and equipment	116	91	322	293
Data processing	112	96	288	262
Professional fees	156	134	379	526
Insurance	21	24	71	72
Regulatory assessment	30	50	108	152
Other	110	117	520	512

Total noninterest expenses	1,005	935	3,046	3,118

Net (loss) earnings	$(202)	$(56)	$1,417	$(510)

(Loss) earnings per share:
Basic and diluted	$(.13)	$(.05)	$1.03	$(.46)

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net (loss) earnings	$(202)	$(56)	$1,417	$(510)
Other comprehensive income (loss):
Change in unrealized loss on securities:
Unrealized (loss) gain arising during the period	(20)	29	262	100
Amortization of unrealized loss on securities transferred to held-to-maturity	27	-	33	-
Reclassification adjustment for unrealized loss on securities transferred to held-to-maturity	-	-	(432)	-
Reclassification adjustment for realized gains on securities available for sale	-	(7)	-	(7)
Other comprehensive income (loss) before income tax (expense) benefit	7	22	(137)	93
Deferred income tax (expense) benefit on above change	(3)	(8)	35	(35)

Total other comprehensive income (loss)	4	14	(102)	58

Comprehensive (loss) income	$(198)	$(42)	$1,315	$(452)

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

Nine Months Ended September 30, 2018 and 2017

(Dollars in thousands)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2016	7	$—	1,103,447	$11	$34,039	$(30,717)	$(252)	$3,081

Net loss for the nine months ended September 30, 2017 (unaudited)	—	—	—	—	—	(510)	—	(510)

Net change in unrealized loss on securities available for sale, net of taxes (unaudited)	—	—	—	—	—	—	58	58

Balance at September 30, 2017 (unaudited)	7	$—	1,103,447	$11	$34,039	$(31,227)	$(194)	$2,629

Balance at December 31, 2017	7	—	1,120,947	11	$34,090	$(31,306)	$(250)	$2,545

Proceeds from sale of common stock (unaudited)	—	—	167,017	2	413	—	—	415

Common stock issued as compensation to directors (unaudited)	—	—	144,742	2	613	—	—	615

Common stock issued in exchange for Preferred Stock (unaudited)	(7)	—	79,186	—	—	—	—	—

Common stock issued in exchange for Trust Preferred Securities	—	—	301,778	3	902	—	—	905

Net earnings for the nine months ended September 30, 2018 (unaudited)	—	—	—	—	—	1,417	—	1,417

Net change in unrealized loss on securities available for sale, net of income taxes (unaudited)	—	—	—	—	—	—	197	197

Amortization of unrealized loss on securities transferred to held-to-maturity (unaudited)	—	—	—	—	—	—	25	25

Unrealized loss on securities transferred to held-to-maturity, net of income tax benefit (unaudited)	—	—	—	—	—	—	(324)	(324)

Balance at September 30, 2018 (unaudited)	—	$—	1,813,670	$18	$36,018	$(29,889)	$(352)	$5,795

See accompanying notes to condensed consolidated financial statements

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net earnings (loss)	$1,417	$(510)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	115	117
Credit for loan losses	(2,100)	—
Gain on sale of securities available for sale	—	(7)
Net amortization of fees, premiums and discounts	168	316
Decrease in other assets	61	47
(Increase) decrease in accrued interest receivable	(45)	14
Increase in official checks and other liabilities	779	559

Net cash provided by operating activities	395	536

Cash flows from investing activities:
Principal repayments and maturity of securities available for sale	666	1,656
Proceeds from sale of securities available for sale	—	2,278
Principal repayments of securities held-to-maturity	559	—
Net (increase) decrease in loans	(6,061)	7,678
Purchase of premises and equipment, net	(194)	(70)
(Purchase) redemption of Federal Home Loan Bank stock	(236)	134

Net cash (used in) provided by investing activities	(5,266)	11,676

Cash flows from financing activities:
Net decrease in deposits	(7,212)	(8,635)
Net increase in advance payments by borrowers for taxes and insurance	—	297
Proceeds from sale of common stock	415	—
Net increase (decrease) in FHLB Advances	6,050	(3,000)

Net cash used in financing activities	(747)	(11,338)

Net (decrease) increase in cash and cash equivalents	(5,618)	874

Cash and cash equivalents at beginning of the period	11,665	17,640

Cash and cash equivalents at end of the period	$6,047	$18,514

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Nine Months Ended September 30,
	2018	2017
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$628	$748

Income taxes	$—	$—

Noncash transaction -

Change in accumulated other comprehensive loss, net change in unrealized loss on securities, net of tax	$(102)	$58

Transfer of securities from available for sale to held to maturity	7,945	—

Reclassification of stock compensation from other liabilities to common stock	615	—

Issuance of common stock in exchange for Trust Preferred Securities	905	—

See accompanying notes to condensed consolidated financial statements

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	General. OptimumBank Holdings, Inc. (the “Holding Company”) is a one-bank holding company and owns 100% of OptimumBank (the “Bank”), a Florida-chartered commercial bank. The Holding Company’s only business is the operation of the Bank and its subsidiaries (collectively, the “Company”). The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of community banking services to individual and corporate customers through its three banking offices located in Broward County, Florida.

The accompanying unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s consolidated financial position at September 30, 2018 and the consolidated results of operations, comprehensive (loss) income, and cash flows for the periods presented. The condensed consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2018. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017 included in the Company’s Form 10-K, which was filed with the SEC on March 28, 2018.

Going Concern Status. The Company is in default with respect to its $5,155,000 Junior Subordinated Debenture (“Debenture”) due to its failure to make certain required interest payments under the Debenture. The Debenture has been issued to Optimum Bank Holdings Capital Trust I, a Delaware statutory trust formed by the Company for the purpose of issuing and selling certain securities (the “Trust Preferred Securities”) representing undivided beneficial interests in the Debenture. The trust issued a total of 5,000 Trust Preferred Securities.

The Trustee, Wells Fargo Bank, for the Debenture (the “Trustee”) and the beneficial owners of the Debenture are entitled to accelerate the payment of the $5,155,000 principal balance plus accrued and unpaid interest totaling $1,601,055 at September 30, 2018. To date, neither the Trustee nor the holders have accelerated the outstanding balance of the Debenture. No adjustments to the accompanying condensed consolidated financial statements have been made as a result of this uncertainty.

In May 2018, a company affiliated with a director of the Company (the “New Holder”) purchased all 5,000 of Trust Preferred Securities from a third party. The Company and the New Holder have held discussions concerning a potential forbearance agreement with respect to the Debenture. To date, the Company and the New Holder have not entered into any definitive agreement with respect to any forbearance. During the third quarter of 2018, the New Holder sold its rights in approximately 694 of the Trust Preferred Securities to several unaffiliated third parties, who subsequently exchanged these Trust Preferred Securities for 301,778 shares of the Company’s common stock.

Comprehensive (Loss) Income. GAAP generally requires that recognized revenue, expenses, gains and losses be included in net (loss) earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the condensed consolidated balance sheets, such items along with net (loss) earnings, are components of comprehensive (loss) income.

Accumulated other comprehensive loss consists of the following (in thousands):

	September 30,	December 31,
	2018	2017

Unrealized loss on securities available for sale	$(72)	$(334)
Unamortized portion of unrealized loss related to securities available for sale transferred to securities held-to-maturity	(399)	—
Income tax benefit	119	84

	$(352)	$(250)

Income Taxes. The Company assessed its earnings history and trends and estimates of future earnings, and determined that the deferred tax asset could not be realized at September 30, 2018. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2)	Securities. Securities have been classified according to management’s intent. The carrying amount of securities and approximate fair values are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At September 30, 2018:
Held-to-maturity -
Collateralized mortgage obligations	$7,419	$—	$(61)	$7,358
Available for sale -
SBA Pool Securities	$2,650	$—	$(72)	$2,578

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair s Value

At December 31, 2017:
Available for sale:
Collateralized mortgage obligations	$8,806	$—	$(340)	$8,466
SBA Pool Securities	2,965	10	(4)	2,971

Total	$11,771	$10	$(344)	$11,437

In April 2018, the bank transferred securities of $7,945,000 from the available-for-sale category to the held-to-maturity category at their then fair values resulting in unrealized losses of $432,000. The unrealized loss which is recorded in the stockholders’ equity net of amortization and net of tax is being amortized over the remaining term of the securities. At September 30, 2018, $33,000 has been amortized.

There were no sales of securities available for sale during the three and nine month periods ended September 30, 2018.

The following Summarizes the sale of Securities available for sale for three and nine month periods ended September 30, 2017

Proceeds from sales	$2,278
Gross gains from sales	7
Gross loss from sales	-
Net gain from sales	$7

Securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	At September 30, 2018
	Over Twelve Months		Less Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Held to Maturity -
Collateralized Mortgage obligations	$(34)	$1,860	$(27)	$5,498
Available for sale -
SBA Pool Securities	$(28)	$933	$(44)	$1,645

	At December 31, 2017
	Over Twelve Months		Less Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available for Sale:
Collateralized mortgage obligations	$(340)	$8,466	$—	$—
SBA Pools Securities	(3)	539	(1)	540
	$(343)	$9,005	$(1)	$540

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

At September 30, 2018 and December 31, 2017, the unrealized losses on twelve investment securities and nine investment securities, respectively, were caused by market conditions. It is expected that the securities would not be settled at a price less than the book value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until their market price recovers or their maturity, these investments are not considered other-than-temporarily impaired.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans. The components of loans are as follows (in thousands):

	At September 30, 2018	At December 31, 2017

Residential real estate	$27,508	$26,054
Multi-family real estate	8,251	7,356
Commercial real estate	35,124	32,152
Land and construction	1,725	1,051
Commercial	5,050	4,522
Consumer	352	794

Total loans	78,010	71,929

Add (deduct):
Net deferred loan fees, costs and premiums	186	282
Allowance for loan losses	(1,905)	(3,991)

Loans, net	$76,291	$68,220

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued. An analysis of the change in the allowance for loan losses follows (in thousands):

	Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Unallocated	Total
Three Months Ended September 30, 2018:
Beginning balance	$665	$53	$739	$26	$266	$42	$108	$1,899
(Credit) provision for loan losses	(118)	36	(222)	(16)	(4)	(12)	336	—
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	6	—	—	—	6

Ending balance	$547	$89	$517	$16	$262	$30	$444	$1,905

Three Months Ended September 30, 2017:
Beginning balance	$302	$73	$818	$65	$126	$152	$2,379	$3,915
(Credit) provision for loan losses	—	(11)	(49)	(10)	(59)	22	107	—
Charge-offs	—	—	—	—	—	(31)	—	(31)
Recoveries	—	—	—	6	—	5	—	11

Ending balance	$302	$62	$769	$61	$67	$148	$2,486	$3,895

Nine Months Ended September 30, 2018:
Beginning balance	$641	$59	$759	$22	$55	$86	$2,369	$3,991
(Credit) provision for loan losses	(94)	30	(242)	(24)	207	(52)	(1,925)	(2,100)
Charge-offs	—	—	—	—	—	(12)	—	(12)
Recoveries	—	—	—	18	—	8	—	26

Ending balance	$547	$89	$517	$16	$262	$30	$444	$1,905

Nine Months Ended September 30, 2017:
Beginning balance	$310	$58	$787	$120	$188	$165	$2,287	$3,915
(Credit) provision for loan losses	(8)	4	(18)	(71)	(121)	15	199	—
Charge-offs	—	—	—	—	—	(40)	—	(40)
Recoveries	—	—	—	12	—	8	—	20

Ending balance	$302	$62	$769	$61	$67	$148	$2,486	$3,895

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued.

	Residential Real Estate	Multi- Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Unallocated	Total
At September 30, 2018:
Individually evaluated for impairment:
Recorded investment	$960	$—	$222	$—	$2,026	$—	$—	$3,208
Balance in allowance for loan losses	$275	$—	$90	$—	$226	$—	$—	$591

Collectively evaluated for impairment:
Recorded investment	$26,548	$8,251	$34,902	$1,725	$3,024	$352	$—	$74,802
Balance in allowance for loan losses	$272	$89	$427	$16	$36	$30	$444	$1,314

At December 31, 2017:
Individually evaluated for impairment:
Recorded investment	$1,172	$—	$975	$—	$—	$—	$—	$2,147
Balance in allowance for loan losses	$330	$—	$83	$—	$—	$—	$—	$413

Collectively evaluated for impairment:
Recorded investment	$24,882	$7,356	$31,177	$1,051	$4,522	$794	$—	$69,782
Balance in allowance for loan losses	$311	$59	$676	$22	$55	$86	$2,369	$3,578

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued. The following summarizes the loan credit quality (in thousands):

	Pass	OLEM (Other Loans Especially Mentioned)	Sub- standard	Doubtful	Loss	Total
At September 30, 2018:
Residential real estate	$26,548	$—	$960	$—	$—	$27,508
Multi-family real estate	8,251	—	—	—	—	8,251
Commercial real estate	31,804	3,098	222	—	—	35,124
Land and construction	1,725	—	—	—	—	1,725
Commercial	2,317	707	2,026	—	—	5,050
Consumer	352	—	—	—	—	352

Total	$70,997	$3,805	$3,208	$—	$—	$78,010

At December 31, 2017:
Residential real estate	$22,315	$2,494	$1,245	$—	$—	$26,054
Multi-family real estate	7,356	—	—	—	—	7,356
Commercial real estate	24,704	6,473	975	—	—	32,152
Land and construction	1,051	—	—	—	—	1,051
Commercial	2,304	2,218	—	—	—	4,522
Consumer	794	—	—	—	—	794

Total	$58,524	$11,185	$2,220	$—	$—	$71,929

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued. Age analysis of past-due loans is as follows (in thousands):

At September 30, 2018 and December 31, 2017, no loans were past due more than thirty days and no loans were on nonaccrual.

The following summarizes the amount of impaired loans (in thousands):

	At September 30, 2018			At December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Residential real estate	$—	$—	$—	$194	$217	$—
Commercial real estate	—	—	—	231	231	—
Commercial	1,223	1,223	—	—	—	—
With related allowance recorded:
Residential real estate	$960	960	275	978	978	330
Commercial real estate	$222	222	90	744	744	83
Commercial	803	803	226	—	—	—
Total
Residential real estate	$960	$960	$275	$1,172	$1,195	$330
Commercial real estate	$222	$222	$90	$975	$975	$83
Commercial	$2,026	$2,026	$226	$—	$—	$—
Total	$3,208	$3,208	$591	$2,147	$2,170	$413

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued. The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Three Months Ended September 30,
	2018			2017
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received

Residential real estate	$962	$19	$19	$371	$12	$12
Commercial real estate	$223	$3	$3	$991	$13	$13
Commercial	$2,058	$26	$15	$—	$—	$—
Total	$3,243	$48	$37	$1,362	$25	$25

	Nine Months Ended September 30,
	2018			2017
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received

Residential real estate	$988	$57	$57	$371	$25	$25
Commercial real estate	$449	$18	$18	$989	$25	$25
Commercial	$1,541	60	$60	$—	$—	$—
Total	$2,978	$135	$135	$1,360	$50	$50

No loans have been determined to be troubled debt restructurings (TDR’s) during the nine month periods ended September 30, 2018 or 2017. At September 30, 2018 and 2017, there were no loans modified and entered into TDR’s within past twelve months, that subsequently defaulted during the nine month periods ended September 30, 2018 or 2017.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(4) (Loss) Earnings Per Share. Basic Earnings (loss) per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. During the three and nine month periods ended September 30, 2018, basic and diluted earnings per share is the same as there were no outstanding potentially dilutive securities. During the three and nine month periods ended September 30, 2017, basic and diluted loss per share is the same due to the net loss incurred by the Company. Earnings (loss) per common share have been computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted-average number of common shares outstanding used to calculate basic and diluted (loss) earnings per common share	1,559,722	1,103,447	1,381,473	1,103,447

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(5)	Stock-Based Compensation. The Company is authorized to grant stock options, stock grants and other forms of equity based compensation under its 2011 Equity Incentive Plan (“2011 Plan”) and its 2018 Equity Incentive Plan (the “2018 Plan”). Both plans have been approved by shareholders. The Company is authorized to issue up to 220,000 shares of common stock under the 2011 Plan, of which 218,881 have been issued, and 1,119 shares remains available for grant, and up to 250,000 shares of common stock under the 2018 Plan, none of which have been deemed to be issued.

The Company’s only grants under the 2011 Plan have been the issuance of shares of common stock to directors for director’s fees and compensation for services rendered. As of April 1, 2017, the Company discontinued the issuance of common stock as a method of payment of director’s fees.

During nine month period ended September 30, 2017, the Company accrued compensation expense of $8,858 with respect to 2,821 shares to be issued to directors at a value of $3.14 per share on account of director’s fees accrued during the first quarter of 2017. These shares were issued in 2018.

During the nine months ended September 30, 2018, the Company accrued compensation expense of $200,000 with respect to 36,101 shares issued to a director for services performed in 2018. The Company had previously agreed to issue 105,820 shares to this director for services performed in 2016 and 2017. These shares were issued in 2018.

(6)	Fair Value Measurements. Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan. Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis are as follows (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Gains Recorded in Operations For the period ended September 30, 2018
At September 30, 2018:
Residential real estate	$685	$—	$—	$685	$275	$55
Commercial	577	—	—	577	226	—
	$1,262	$—	$—	$1,262	$501	$55

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations For the Year ended December 31, 2017
At December 31, 2017-
Residential real estate	$648	$—	$—	$648	$330	$—

Available-for-sale securities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

At September 30, 2018:
SBA Pool Securities	$2,578	$—	$2,578	$—

At December 31, 2017:
Collateralized mortgage obligations	$8,466	$—	$8,466	$—
SBA Pool Securities	2,971	—	2,971	—

	$11,437	$—	$11,437	$—

During the three and nine month periods ended September 30, 2018 and 2017, no securities were transferred in or out of Level 1, 2 or 3.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(7)	Fair Value of Financial Instruments. The estimated fair values and fair value measurement method with respect to the Company’s financial instruments were as follows (in thousands):

	At September 30, 2018				At December 31, 2017
	Carrying Amount	Fair Value		Level	Carrying Amount	Fair Value		Level
Financial assets:
Cash and cash equivalents	$6,047	$6,047		1	$11,665	$11,665		1
Securities available for sale	2,578	2,578		2	11,437	11,437		2
Securities held to maturity	7,419	7,358		2	—	—
Loans	76,291	76,124		3	68,220	68,079		3
Federal Home Loan Bank stock	1,215	1,215		3	979	979		3
Accrued interest receivable	361	361		3	316	316		3

Financial liabilities:
Deposit liabilities	58,039	57,942		3	65,251	65,475		3
Federal Home Loan Bank advances	26,550	26,365		3	20,500	20,394		3
Junior subordinated debenture	5,155	N/A	(1)	3	5,155	N/A	(1)	3
Off-balance sheet financial instruments	—	—		3	—	—		3

(1)	The Company is unable to determine value based on significant unobservable inputs required in the calculation. Refer to Note 10 for further information.

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

Commitments to extend credit, unused lines of credit, and standby letters of credit typically result in loans with a market interest rate when funded. A summary of the contractual amounts of the Company’s financial instruments with off-balance-sheet risk at September 30, 2018 follows (in thousands):

Commitments to extend credit	$2,100

Unused lines of credit	$501

Standby letters of credit	$-

(8)	Regulatory Matters. The Bank is subject to various regulatory capital requirements administered by the bank regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

Changes that could affect the Bank going forward include additional constraints on the inclusion of deferred tax assets in capital and increased risk weightings for nonperforming loans and acquisition/development loans in regulatory capital. Beginning on January 1, 2016, the Bank became subject to the capital conservation buffer rules which place limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers. In order to avoid these limitations, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. At September 30, 2018 and December 31, 2017, the Bank’s capital conservation buffer exceeds the minimum requirements of 1.875% and 1.250%, respectively. The required buffer of 2.50% will be effective January 1, 2019.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(8)	Regulatory Matters, Continued. The following table shows the Bank’s capital amounts and ratios and regulatory thresholds at September 30, 2018 and December 31, 2017 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
At September 30, 2018:
Total Capital to Risk-Weighted Assets	$12,587	16.11	$6,252	8.00	$7,815	10.00
Tier I Capital to Risk-Weighted Assets	11,597	14.84	4,689	6.00	6,252	8.00
Common equity Tier I capital to Risk-Weighted Assets	11,597	14.84	3,517	4.50	5,080	6.50
Tier I Capital to Total Assets	11,597	12.50	3,712	4.00	4,640	5.00

At December 31, 2017:
Total Capital to Risk-Weighted Assets	$10,484	15.08	$5,561	8.00	$6,951	10.00
Tier I Capital to Risk-Weighted Assets	9,577	13.78	4,170	6.00	5,561	8.00
Common equity Tier I capital to Risk-Weighted Assets	9,577	13.78	3,128	4.50	4,518	6.50
Tier I Capital to Total Assets	9,577	8.89	4,307	4.00	5,383	5.00

Regulatory Enforcement Actions

Memorandum of Understanding. On August 28, 2018, the Bank agreed to the issuance of a Memorandum of Understanding (the “MOU”), with the FDIC and OFR which requires the Bank to take certain measures to improve its safety and soundness. By agreeing to the MOU, the Bank was released from the Consent Order that became effective in 2016, including the restrictions on the interest rates paid on deposits.

Pursuant to the MOU, the Bank is required to take certain measures to maintain qualified management, improve its strategic planning and budgeting process, strengthen the interest rate management practices, limit its asset growth and provide for the ongoing organization, monitoring and operational administration of the Bank Secrecy Act Program. The MOU prohibits the payment of dividends by the Bank.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

Company Written Agreement with Reserve Bank. On June 22, 2010, the Company and the Reserve Bank entered into a Written Agreement with respect to certain aspects of the operation and management of the Company. The Written Agreement prohibits, without the prior approval of the Reserve Bank, the payment of cash dividends, taking dividends or payments from the Bank, making any interest, principal or other distributions on account of the Debenture, incurring, increasing or guaranteeing any debt, purchasing or redeeming any shares of stock, or appointing any new director or senior executive officer. Management believes that the Company is in substantial compliance with the requirements of the Written Agreement.

(9)	Junior Subordinated Debenture. On September 30, 2004, the Company issued a $5,155,000 junior subordinated debenture (the “Debenture”) to Optimum Bank Holdings Capital Trust I, a Delaware statutory trust formed by the Company for the purpose of issuing and selling certain securities (the “Trust Preferred Securities”) representing undivided beneficial interests in the Debenture. The trust issued a total of 5,000 Trust Preferred Securities. The Debenture has a term of thirty years. The interest rate was fixed at 6.40% for the first five years, and thereafter, the coupon rate floats quarterly at the nine-month LIBOR rate plus 2.45% (5.05% at September 30, 2018). The Debenture is redeemable in certain circumstances. The terms of the Debenture allow the Company to defer payments of interest on the Debenture by extending the interest payment period at any time during the term of the Debenture for up to twenty consecutive quarterly periods.

Beginning in 2010, the Company exercised its right to defer payment of interest on the Debenture. Interest payments deferred as of September 30, 2018 totaled $1,601,055. The Company has deferred interest payments with respect to the Debenture for the maximum allowable twenty consecutive quarterly payments. The Trustee for the Debenture and the beneficial owners of the Debenture can accelerate the $5,155,000 principal balance plus accrued and unpaid interest, as a result of this default. To date, neither the Trustee nor the holders have accelerated the outstanding balance of the Debenture. No adjustments to the accompanying condensed consolidated financial statements have been made as a result of this uncertainty. Under the Written Agreement, the Company is not able to make any interest or principal payments without the prior approval of the Federal Reserve Bank of Atlanta.

In May 2018, a company affiliated with a director of the Company (the “New Holder”) purchased all 5,000 of Trust Preferred Securities from a third party. The Company and the New Holder have held discussions concerning a potential forbearance agreement with respect to the Debenture. To date, the Company and the New Holder have not entered into any definitive agreement with respect to any forbearance. During the third quarter of 2018, the New Holder sold its rights in approximately 694 of the Trust Preferred Securities to several unaffiliated third parties, who subsequently exchanged these Trust Preferred Securities for 301,778 shares of the Company’s common stock. The Company is optimistic a mutually beneficial agreement will be reached and a forbearance agreement will be executed in the future.

(10)	Loan Loss Recovery. On January 6, 2016, the Bank completed a sale of judgement on a defaulted credit that resulted in a $1.8 million recovery of previously charged-off amounts to the Allowance for Loan and Lease Losses (“ALLL”). That increased the balance of the ALLL to approximately $4.2 million. On February 12, 2016, and amended May 6, 2016, pursuant to the terms and requirements of the Consent Order, Management resubmitted a written request to the FDIC for a partial reversal of the ALLL. During the second quarter of 2018, the FDIC approved management’s request. In June 2018, the Bank reversed $2.1 million of the ALLL into income.

(11)	Bank Secrecy Act (“BSA”) Lookback Review. The Bank is required to perform a BSA lookback review. The Bank expects the cost of the BSA lookback review to be $235,000 based on an independent firm’s proposal for services. The proposal and ultimate agreement is subject to FDIC review and approval. Until the approval is received, these BSA services cannot be rendered. Once the BSA lookback review begins, the independent firm has 120 days to complete the work. At September 30, 2018, the Bank has accrued $235,000 for the proposed services.

(12)	Preferred Stock. Prior to 2016, the Company issued 7 shares of Series A Preferred Stock (the “Series A Preferred”) at a price of $25,000 per share to a director. Each share of the Series A Preferred has an initial liquidation preference of $25,000 per share was entitled to cumulative dividends at the rate of 10% per annum, provided that no dividends would be declared, paid or set aside for payment to the extent such act would cause the Company to fail to comply with any applicable regulatory requirements. In April 2018, the Company issued 79,186 shares of Common Stock in exchange for the 7 outstanding shares of the Series A Preferred.

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

Regulatory Enforcement Actions

Memorandum of Understanding. On August 28, 2018, the Bank agreed to the issuance of a Memorandum of Understanding (the “MOU”), with the FDIC and OFR which requires the Bank to take certain measures to improve its safety and soundness. By agreeing to the MOU, the Bank was released from the Consent Order that became effective in 2016, including the restrictions on the interest rates paid on deposits.

Pursuant to the MOU, the Bank is required to take certain measures to maintain qualified management, improve its strategic planning and budgeting process, strengthen the interest rate management practices, limit its asset growth and provide for the ongoing organization, monitoring and operational administration of the Bank Secrecy Act Program. The MOU prohibits the payment of dividends by the Bank.

During the third quarter, most of the requirements of the MOU were met. The Company expects the remaining requirements will be met by the end of the year.

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

Capital Levels

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. As of September 30, 2018, the Bank met the minimum applicable capital adequacy requirements for Total Capital to Risk – Weighted Assets, and for Tier I Capital to Total Assets.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

The Bank’s actual and required minimum capital ratios were as follows (in thousands):

Regulatory Capital Requirements

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
As of September 30, 2018:
Total Capital to Risk-Weighted Assets	$12,587	16.11	$6,252	8.00	$7,815	10.00
Tier I Capital to Risk-Weighted Assets	11,597	14.84	4,689	6.00	6,252	8.00
Common equity Tier I capital to Risk-Weighted Assets	11,597	14.84	3,517	4.50	5,080	6.50
Tier I Capital to Total Assets	11,597	12.50	3,712	4.00	4,640	5.00

As of December 31, 2017:
Total Capital to Risk-Weighted Assets	$10,484	15.08	$5,561	8.00	$6,951	10.00
Tier I Capital to Risk-Weighted Assets	9,577	13.78	4,170	6.00	5,561	8.00
Common Equity Tier 1 Capital to Risk-Weighted Assets	9,577	13.78	3,128	4.50	4,518	6.50
Tier I Capital to Total Assets	9,577	8.89	4,307	4.00	5,383	5.00

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

Financial Condition at September 30, 2018 and December 31, 2017

Overview

The Company’s total assets increased by approximately $2.2 million to $98.1 million at September 30, 2018, from $95.9 million at December 31, 2017, primarily due to the net effect of an increase in Federal Home Loan Bank advances, the reversal of a portion of the allowance for loan losses (“ALLL”) and proceeds from the sale of common stock. Total stockholders’ equity increased by approximately $3.3 million to $5.8 million at September 30, 2018, from $2.5 million at December 31, 2017, primarily due to the net effect of common stock issuances and net earnings for the nine months ended September 30, 2018.

The following table shows selected information for the periods ended or at the dates indicated:

	Nine Months Ended September 30, 2018	Year Ended December 31, 2017

Average equity as a percentage of average assets	4.2%	2.5%

Equity to total assets at end of period	5.9%	2.6%

Return on average assets (1)	2.1%	(0.5)%

Return on average equity (1)	49.7%	(21.3)%

Noninterest expenses to average assets (1)	4.4%	3.8%

(1) Annualized for the nine months ended September 30, 2018.

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

In addition to obtaining funds from depositors, the Company may borrow funds from other financial institutions. At September 30, 2018, the Company had outstanding borrowings of $26.55 million, against its $26.70 million in established borrowing capacity with the FHLB. The Company’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. In 2010, the Bank obtained an available discount window credit line with the Federal Reserve Bank, currently $468,784. The Federal Reserve Bank line is subject to collateral requirements and must be repaid within 90 days; each advance is subject to prior Federal Reserve Bank consent. At September 30, 2018, the Company also had lines of credit amounting to $10.9 million with five correspondent banks to purchase federal funds. The Company had no outstanding federal funds purchased at September 30, 2018 or December 31, 2017. Disbursements on the lines of credit are subject to the approval of the correspondent banks. The Company measures and monitors liquidity on a daily balance and believe its liquidity sources are adequate to meet our operating needs.

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

The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. At September 30, 2018, the Company had commitments to extend credit totaling $2.1 million and unused lines of credit totaling $501,000.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

Junior Subordinated Debenture

On September 30, 2004, the Company issued a $5,155,000 junior subordinated debenture (the “Debenture”) to Optimum Bank Holdings Capital Trust I, a Delaware statutory trust formed by the Company for the purpose of issuing and selling certain securities (the “Trust Preferred Securities”) representing undivided beneficial interests in the Debenture. The Debenture has a term of thirty years. The interest rate was fixed at 6.40% for the first five years, and thereafter, the coupon rate floats quarterly at the six-month LIBOR rate plus 2.45% (5.05% at September 30, 2018). The Debenture is redeemable in certain circumstances. The terms of the Debenture allow the Company to defer payments of interest on the Debenture by extending the interest payment period at any time during the term of the Debenture for up to twenty consecutive quarterly periods.

Beginning in 2010, the Company exercised its right to defer payment of interest on the Debenture. Interest payments deferred as of September 30, 2018 totaled $1,601,055. The Company has deferred interest payments with respect to the Debenture for the maximum allowable twenty consecutive quarterly payments.

The Trustee, Wells Fargo Bank, for the Debenture and the beneficial owners of the Debenture can accelerate the $5,155,000 principal balance plus accrued and unpaid interest, as a result of this default. To date, neither the Trustee nor the holders have accelerated the outstanding balance of the Debenture. No adjustments to the accompanying condensed consolidated financial statements have been made as a result of this uncertainty. Under the Written Agreement, the Company is not able to make any interest or principal payments without the prior approval of the Federal Reserve Bank of Atlanta.

In May 2018, a company affiliated with a director of the Company (the “New Holder”) purchased all 5,000 of Trust Preferred Securities from a third party. The Company and the New Holder have held discussions concerning a potential forbearance agreement with respect to the Debenture. To date, the Company and the New Holder have not entered into any definitive agreement with respect to any forbearance. During the third quarter of 2018, the New Holder sold its rights in approximately 694 of the Trust Preferred Securities to several unaffiliated third parties, who subsequently exchanged these Trust Preferred Securities for 301,778 shares of the Company’s common stock. The Company is optimistic a mutually beneficial agreement will be reached and a forbearance agreement will be executed in the future.

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

	Three Months Ended September 30,
	2018			2017
	Average Balance	Interest and Dividends	Average Yield/ Rate(5)	Average Balance	Interest and Dividends	Average Yield/ Rate(5)
	($ in thousands)
Interest-earning assets:
Loans	$76,174	$1,015	5.33%	$72,777	$972	5.34%
Securities	10,285	54	2.10	19,207	96	2.00
Other (1)	3,833	36	3.76	17,908	65	1.45

Total interest-earning assets/interest income	90,292	1,105	4.90	109,892	1,133	4.12

Cash and due from banks	1,751			1,156
Premise and equipment	2,677			2,612
Other	(359)			(3,345)

Total assets	$94,361			$110,315

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$20,975	39	0.74%	$21,657	27	.50
Time deposits	19,441	66	1.36	49,945	140	1.12
Borrowings (2)	34,524	216	2.50	25,655	141	2.20

Total interest-bearing liabilities/ interest expense	74,940	321	1.71	97,257	308	1.27

Noninterest-bearing demand deposits	11,994			8,376
Other liabilities	2,154			2,026
Stockholders’ equity	5,273			2,656

Total liabilities and stockholders’ equity	$94,361			$110,315

Net interest income		$784			$825

Interest-rate spread (3)			3.19%			2.85%

Net interest-earnings assets	$15,352			$12,635

Net interest margin (4)			3.47%			3.00%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.20			1.13

	Nine Months Ended September 30,
	2018			2017
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
			($ in thousands)
Interest-earning assets:
Loans	$73,459	$2,870	5.21%	$76,583	$2,971	5.17%
Securities	10,883	187	2.29	19,622	306	2.08
Other (1)	5,055	103	2.72	16,985	162	1.27

Total interest-earning assets/interest income	89,397	3,160	4.71	113,190	3,439	4.05

Cash and due from banks	1,523			1,162
Premise and equipment	2,621			2,624
Other	(2,080)			(3,164)

Total assets	$91,511			$113,812

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$21,087	106	0.67	$22,052	82	0.50
Time deposits	21,693	206	1.27	53,609	442	1.10
Borrowings (2)	30,398	554	2.43	25,677	378	1.96

Total interest-bearing liabilities/ interest expense	73,178	866	1.58	101,338	902	1.29

Noninterest-bearing demand deposits	12,257			7,471
Other liabilities	2,276			2,193
Stockholders’ equity	3,800			2,810

Total liabilities and stockholders’ equity	$91,511			$113,812

Net interest income		$2,294			$2,537

Interest-rate spread (3)			3.13%			2.76%

Net interest-earning assets	$16,219			$11,852

Net interest margin (4)			3.42%			2.99%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.22			1.21

(1)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and junior subordinated debenture.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.
(5)	Annualized.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

Comparison of the Three-Month Periods Ended September 30, 2018 and 2017

General. Net loss for the three month period ended September 30, 2018, was $(202,000) or $(.13) per basic and diluted share compared to a net loss of $(56,000) or $(.05) per basic and diluted share for the three month period ended September 30, 2017.

Interest Income. Interest income decreased $28,000 for the three month period ended September 30, 2018 compared to the three month period ended September 30, 2017 due to a decrease in securities, a decrease in interest-earning deposits with banks, and an increase in loans. During the three month period ended September 30, 2018. The average yield on assets increased to 4.90% compared to 4.12% during the three month period ended September 30, 2017. During the three month period ended September 30, 2018, loans increased $5.2 million to $78.0 million.

Interest Expense. Interest expense on deposits and borrowings increased $15,000 for the three month period ended September 30, 2018 from $308,000 for the three month period ended September 30, 2017 due to an increase in rates partially offset by a lower level of deposits.

Provision for Loan Losses. There was no provision or credit for losses during the three month periods ended September 30, 2018 and 2017. The provision or credit for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio at September 30, 2018. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $1.9 million or 2.44% of loans outstanding at September 30, 2018, as compared to $3.9 million or 5.37% of loans outstanding at September 30, 2017. Management believes the balance in the allowance for loan losses at September 30, 2018 is adequate. The Company determined that it was appropriate to decrease in the amount of the Company’s allowance for loan losses due to the continued improvement in the performance and credit quality of the loan portfolio.

Noninterest Income. Total noninterest income decreased to $21,000 for the three month period ended September 30, 2018, from $54,000 for the three month period ended September 30, 2017 due to loan related fees.

Noninterest Expenses. Total noninterest expenses increased $70,000 for the three month period ended September 30, 2018 compared to $935,000 for the three month period ended September 30, 2017 primarily due to increased legal costs and increased salaries and employee benefits.

Comparison of the Nine-Month Periods Ended September 30, 2018 and 2017

General. Net earnings for the nine month period ended September 30, 2018, was $1,417,000 or $1.03 per basic and diluted share compared to a net loss of $(510,000) or $(.46) per basic and diluted share for the nine month period ended September 30, 2017. The substantial improvement in 2018 was due a significant decrease in the Company’s allowance for loan losses recorded during the second quarter of 2018.

Interest Income. Interest income decreased $279,000 for the nine month period ended September 30, 2018 from $3,439,000 for the nine month period ended September 30, 2017, primarily due to a decrease in loans partially offset by higher rates, a decrease in securities, and a decrease in interest-earning deposits with banks. During the nine month period ended September 30, 2018, the average yield on assets increased to 4.71% compared to 4.05% during the nine month period ended September 30, 2017.

Interest Expense. Interest expense on deposits and borrowings decreased $36,000 for the nine month period ended September 30, 2018 from $902,000 for the nine month period ended September 30, 2017 due to an increase in rates partially offset by a lower level of deposits.

Provision for Loan Losses. The Bank reversed $2.1 million of the ALLL into income during the second quarter of 2018. There was no provision or credit for losses during the nine month period ended September 30, 2017. The provision or credit for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio at September 30, 2018. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $1.9 million or 2.44% of loans outstanding at September 30, 2018, as compared to $3.9 million or 5.37% of loans outstanding at September 30, 2017. The Company determined that it was appropriate to decrease in the amount of the Company’s allowance for loan losses due to the continued improvement in the performance and credit quality of the loan portfolio.

Noninterest Income. Total noninterest income decreased by $2,000 for the nine month period ended September 30, 2018, from $71,000 compared for the nine month period ended September 30, 2017.

Noninterest Expenses. Total noninterest expenses decreased $72,000 to $3.0 million for the nine month period ended September 30, 2018 compared to $3.1 for the nine month period ended September 30, 2017.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 4. Controls and Procedures

The Company’s management evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report, and, based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 30, 2018, the Company sold 20,814 shares of common stock to a director for an aggregate purchase price of $46,000. The Company used the proceeds to pay operating expenses of the Company. The issuance of these shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. These shares will be deemed to have been issued under the Company’s 2018 Equity Incentive Plan.

On April 9, 2018, the Company issued 79,186 shares of common stock in exchange for the 7 shares of the Company’s Series A Preferred held by a director. At the request of the director, the shares were issued to an unaffiliated third party investor. The Series A Preferred had a liquidation value of $175,000. See Note 13 of the Company’s Financial Statements for further details. The issuance of these shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

During the nine month period ended September 30, 2018, the Company sold 146,203 shares of common stock to individual investors at an aggregate price of $369,000. The issuance of these shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

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

During the nine month ended September 30, 2018, Company issued 144,742 shares of common stock as compensation to certain directors for certain services rendered during 2016, 2017 and 2018. At the request of one of the directors, 141,921 of these shares were issued to third parties as either gifts by the director or purchases by such third parties. The issuance of all of these shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. See Note 6 to the Company’s Financial Statements for additional information concerning the issue of these shares.

During the third quarter of 2018, a company affiliated with a director of the Company sold its rights in approximately 694 of the Trust Preferred Securities to several unaffiliated third parties, who subsequently exchanged these Trust Preferred Securities for 301,778 shares of the Company’s common stock. The issuance of all of these shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. See Note 9 to the Company’s Financial Statements for additional information concerning the issue of these shares.

Item 3. Defaults on Senior Securities

Junior Subordinated Debenture

On September 30, 2004, the Company issued a $5,155,000 junior subordinated debenture (the “Debenture”) to Optimum Bank Holdings Capital Trust I, a Delaware statutory trust formed by the Company for the purpose of issuing and selling certain securities (the “Trust Preferred Securities”) representing undivided beneficial interests in the Debenture. The Debenture has a term of thirty years. The interest rate was fixed at 6.40% for the first five years, and thereafter, the coupon rate floats quarterly at the six-month LIBOR rate plus 2.45% (5.05% at September 30, 2018). The Debenture is redeemable in certain circumstances. The terms of the Debenture allow the Company to defer payments of interest on the Debenture by extending the interest payment period at any time during the term of the Debenture for up to twenty consecutive quarterly periods.

Beginning in 2010, the Company exercised its right to defer payment of interest on the Debenture. Interest payments deferred as of September 30, 2018 totaled $1,601,055. The Company has deferred interest payments with respect to the Debenture for the maximum allowable twenty consecutive quarterly payments.

The Trustee, Wells Fargo Bank, for the Debenture and the beneficial owners of the Debenture can accelerate the $5,155,000 principal balance plus accrued and unpaid interest, as a result of this default. To date, neither the Trustee nor the holders have accelerated the outstanding balance of the Debenture. No adjustments to the accompanying condensed consolidated financial statements have been made as a result of this uncertainty. Under the Written Agreement, the Company is not able to make any interest or principal payments without the prior approval of the Federal Reserve Bank of Atlanta.

In May 2018, a company affiliated with a director of the Company (the “New Holder”) purchased all 5,000 of Trust Preferred Securities from a third party. The Company and the New Holder have held discussions concerning a potential forbearance agreement with respect to the Debenture. To date, the Company and the New Holder have not entered into any definitive agreement with respect to any forbearance. During the third quarter of 2018, the New Holder sold its rights in approximately 694 of the Trust Preferred Securities to several unaffiliated third parties, who subsequently exchanged these Trust Preferred Securities for 301,778 shares of the Company’s common stock. The Company is optimistic a mutually beneficial agreement will be reached and a forbearance agreement will be executed in the future.

Item 4. Exhibits

The exhibits contained in the Exhibit Index following the signature page are filed with or incorporated by reference into this report.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date:	November 14, 2018	By:	/s/ Timothy Terry
Timothy Terry,
Principal Executive Officer

		By:	/s/ David L. Edgar
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

