Form 10-K
period 2018-12-31
OptimumBank Holdings, Inc.
filed 2019-03-27
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [X]	Smaller reporting company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes [  ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (1,254,287 shares) on June 30, 2018, was approximately $5,644,292, computed by reference to the closing market price at $4.50 per share as of June 30, 2018. For purposes of this information, the outstanding shares of common stock owned by directors and executive officers of the registrant were deemed to be shares of common stock held by affiliates.

The number of shares of common stock, par value $0.01 per share, of the registrant outstanding as of March 25, 2019 was 1,858,020 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the issuer’s fiscal year end are incorporated by reference into Part III, Items 10 through 14, of this Annual Report on Form 10-K.

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

At December 31, 2018, the Company had total assets of $100.4 million, net loans of $77.2 million, total deposits of $62.4 million and stockholders’ equity of $5.3 million. During 2018, the Company had net earnings of $796,000.

Recent Developments

Written Agreement.

The Company is party to a Written Agreement dated June 22, 2010, with the Federal Reserve Bank of Atlanta, which requires the Company to take certain measures to ensure the Bank complied with the prior consent order. Under the Written Agreement, the Company is subject to restrictions on paying interest on debt, or paying dividends or distributions of stock, including dividends on its common stock, as well as incurring additional debt or redeeming stock. Additional details on the Written Agreement are contained in the “Supervision and Regulation” section.

Junior Subordinated Debenture. The Company is in default with respect to its $5,155,000 Junior Subordinated Debenture (the “Debenture”) due to its failure to make certain required interest payments under the Debenture. The Debenture was issued to Optimum Bank Holdings Capital Trust I, a Delaware statutory trust formed by the Company for the purpose of issuing and selling certain securities (the “Trust Preferred Securities”) representing undivided beneficial interests in the Debenture. The trust issued a total of 5,000 Trust Preferred Securities.

The Trustee, Wells Fargo Bank, for the Debenture (the “Trustee”) and the beneficial owners of the Debenture are entitled to accelerate the payment of the $5,155,000 principal balance plus accrued and unpaid interest totaling $1,686,350 at December 31, 2018. To date, neither the Trustee nor the holders have accelerated the outstanding balance of the Debenture. No adjustments to the accompanying consolidated financial statements have been made as a result of this uncertainty.

In May 2018, a company affiliated with a director of the Company (the “New Holder”) purchased all 5,000 Trust Preferred Securities from a third party. During the third quarter of 2018, the New Holder sold its rights in approximately 694 of the Trust Preferred Securities to several unaffiliated third parties, who subsequently exchanged these Trust Preferred Securities for 301,778 shares of the Company’s common stock. Due to regulatory agreement the exchange of Trust Preferred Securities for the Company’s common stock cannot reduce the principal amount of the Debenture collateralizing the Trust Preferred Securities. Accordingly it is recorded as an increase in the Company’s equity interest in the unconsolidated subsidiary trust, presented in “Other Assets” in the accompanying consolidated balance sheets.

Although the Company and the New Holder have not executed a formal, definitive bilateral agreement, the New Holder has provided the Company with written representations that the New Holder will not accelerate and demand payment of any of the remaining 4,306 Trust Preferred Securities principal or accrued interest within the next twelve months from the date this Annual Report, on Form 10-K as of and for the year ended December 31, 2018, is filed with the Securities and Exchange Commission.

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

● Personalized products and service by striving to provide innovative financial products and high service levels and to maintain strong customer relationships. The Bank seeks customers who prefer to conduct business with a locally managed institution.

The Bank’s management is focusing its efforts on a long-term strategy with the following objectives:

● Increase and Diversify Loan Originations- Management is focused on increasing its loan production to add more interest bearing assets to its asset base. In addition, management is diversifying its loan originations and portfolio to include commercial and consumer loans, in addition to residential and commercial real estate loans.

● Lower the Cost of Deposits- Management is focused on changing the Bank’s deposit mix by replacing higher cost interest bearing time deposits with non-interest bearing demand deposits, which is occurring.

● Increase Capital Ratios- Management continues to seek additional sources of capital to increase the Bank’s capital ratios, allow the Bank to grow, implement its business plan and improve profitability.

Lending Activities

The Bank offers real estate, commercial and consumer loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in its market area. The Bank’s market area consists of the tri-county area of Broward, Miami-Dade and Palm Beach counties. The Bank’s net loans at December 31, 2018 were $77.2 million, or 76.9% of total assets. The interest rates charged on loans varied with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. The Bank has no foreign loans.

The Bank’s loan portfolio is concentrated in two major areas: residential and commercial real estate loans. As of December 31, 2018, 93.4% of the loan portfolio consisted of loans secured by mortgages on real estate, of which approximately 34.3% of the total loan portfolio was secured by one-to-four family residential properties. The real estate loans are located primarily in the tri-county market area.

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

Deposit Activities

Deposits are the major source of the Bank’s funds for lending and other investment activities. The Bank considers the majority of its regular savings, demand, NOW, money market deposit accounts and CD’s under $250,000 to be core deposits. These accounts comprised approximately 95.2% of the Bank’s total deposits at December 31, 2018. Approximately 41.8% of the deposits at December 31, 2018 were certificates of deposit. Generally, the Bank attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $250,000 and over made up approximately 10.3% of the Bank’s total deposits at December 31, 2018. Although these large deposits are not traditionally considered core deposits, the majority of these deposits have served as a stable source of funds for the Bank.

Investments

The Bank’s investment securities portfolio was approximately $9.5 and $11.4 million at December 31, 2018 and 2017, respectively, representing 9.5% and 11.9% of its total assets. At December 31, 2018, 75.6% of this portfolio was invested in asset-backed securities. Mortgage backed securities generally have a shorter life than the stated maturity. The Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at minimal risk levels while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits.

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

Internet Banking

The Bank maintains a website at www.optimumbank.com where retail and business customers can access account balances, view current account activity and their previous statement, view images of paid checks, transfer funds between accounts, and pay bills. The Bank now offers its customers mobile access to their account information, with the option to setup alerts, and deposit checks across a broad range of phones and mobile devices. The Bank now offers its business customers remote deposit capture and online cash management services that include ACH origination and wire transfers using token technology for security.

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

Employees

As of December 31, 2018, the Bank had 19 full-time employees, including executive officers. These employees are not represented by a collective bargaining unit. The Bank considers its relations with its employees good.

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

Effective January 1, 2015, the Bank became subject to the new Basel III capital level threshold requirements under the Prompt Corrective Action regulations with full compliance with all of the final rule’s requirements phased in over a multi-year schedule. These new regulations were designed to ensure that banks maintain strong capital positions even in the event of severe economic downturns or unforeseen losses.

Changes that could affect the Bank going forward include additional constraints on the inclusion of deferred tax assets in capital and increased risk weightings for nonperforming loans and acquisition/development loans in regulatory capital. Beginning on January 1, 2016, the Bank became subject to the capital conservation buffer rules which places limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers. In order to avoid these limitations, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. As of December 31, 2018 and 2017, the Bank’s capital conservation buffer exceeds the minimum requirements of 1.875% and 1.250%, respectively. The required conservation buffer of 2.50% is effective January 1, 2019.

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

The following table shows the Bank’s capital amounts and ratios and regulatory thresholds at December 31, 2018 and 2017 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
As of December 31, 2018:
Total Capital to Risk-Weighted Assets	$12,155	15.86%	6,132	8.00%	7,665	10.00%
Tier I Capital to Risk-Weighted Assets	11,181	14.59	4,599	6.00	6,132	8.00
Common Equity Tier I Capital to Risk-Weighted Assets	11,181	14.59	3,449	4.50	4,983	6.50
Tier 1 Capital to Total Assets	11,181	11.68	3,828	4.00	4,785	5.00
As of December 31, 2017:
Total Capital to Risk-Weighted Assets	$10,484	15.08%	5,561	8.00%	6,951	10.00%
Tier I Capital to Risk-Weighted Assets	9,577	13.78	4,170	6.00	5,561	8.00
Common Equity Tier I Capital to Risk-Weighted Assets	9,577	13.78	3,128	4.50	4,518	6.50
Tier 1 Capital to Total Assets	9,577	8.89	4,307	4.00	5,383	5.00

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

The Written Agreement contains the following principal requirements:

● The Board of the Company must take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to the Bank, including, but not limited to, taking steps to ensure that the Bank complies with the Regulatory Enforcement Actions entered into with the Florida Office of Financial Regulation (“OFR”) and the FDIC and any other supervisory action taken by the Bank’s state or federal regulator.

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

Deposit Insurance. The Dodd-Frank Act made permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the FDIC’s Deposit Insurance Fund (the “DIF”) is calculated. Under the amendments, the assessment base will be its average consolidated total assets less its average tangible equity. Additionally, the Dodd-Frank Act made changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits, and eliminated the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act also provides that depository institutions may pay interest on demand deposits.

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

Company Regulation

General. As a bank holding company registered under the Bank Holding Company Act of 1956 (the “BHCA”), the Company is subject to the regulation and supervision of, and inspection by, the Federal Reserve Board (“Federal Reserve”). The Company is also required to file with the Federal Reserve annual reports and other information regarding its business operations, and those of its subsidiaries. In the past, the BHCA limited the activities of bank holding companies and their subsidiaries to activities which were limited to banking, managing or controlling banks, furnishing services to or performing services for their subsidiaries or engaging in any other activity which the Federal Reserve determined to be so closely related to banking or managing or controlling banks as to be properly incidental thereto. Under the Gramm-Leach-Bliley Financial Modernization Act of 1999 which is discussed below, bank holding companies have the opportunity to seek broadened authority, subject to limitations on investment, to engage in activities that are “financial in nature” if all of their subsidiary depository institutions are well capitalized, well managed, and have at least a satisfactory rating under the Community Reinvestment Act, which is also discussed below.

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

Financial Modernization. The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “GLB Act”) sought to achieve significant modernization of the federal bank regulatory framework by allowing the consolidation of banking institutions with other types of financial services firms, subject to various restrictions and requirements. In general, the GLB Act repealed most of the federal statutory barriers which separated commercial banking firms from insurance and securities firms and authorized the consolidation of such firms in a “financial services holding company.” We have no current plans to utilize the structural options created by the GLB Act.

Securities Regulation and Corporate Governance. The Company’s common stock is registered with the Securities and Exchange Commission (the “SEC”) under Section 12(g) of the Securities Exchange Act of 1934, and we are subject to restrictions, reporting requirements and review procedures under federal securities laws and regulations. The Company is also subject to the rules and reporting requirements of the NASDAQ Global Market, on which its common stock is traded. Like other issuers of publicly traded securities, the Company must also comply with the corporate governance reforms enacted under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the rules of the SEC and NASDAQ Stock Market adopted pursuant to the Sarbanes-Oxley Act. Among other things, these reforms, effective as of various dates, require certification of financial statements by the chief executive officer and chief financial officer, prohibit the provision of specified services by independent auditors, require pre-approval of independent auditor services, define director independence and require certain committees, and a majority of a subject company’s board of directors, to consist of independent directors, establish additional disclosure requirements in reports filed with the SEC, require expedited filing of reports, require management evaluation and auditor attestation of internal controls, prohibit loans by the issuer (but not by certain depository institutions) to directors and officers, set record-keeping requirements, mandate complaint procedures for the reporting of accounting and audit concerns by employees, and establish penalties for non-compliance.

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

Capital Adequacy Requirements. Banks are required to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders’ equity (excluding the unrealized gain (loss) on available-for-sale securities), trust preferred securities subject to certain limitations, and minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses except for certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. At December 31, 2018, the Bank’s Tier 1 and total risk-based capital ratios were 14.6% and 15.9%, respectively.

Banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 4%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. At December 31, 2018, the Bank’s leverage ratio was 11.68%.

The FDIC Improvement Act of 1993 (“FDICIA”) contains prompt corrective action (“PCA”) provisions pursuant to which banks are to be classified into one of five categories based upon capital adequacy, ranging from “well capitalized” to “critically undercapitalized” and which require (subject to certain exceptions) the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes “significantly undercapitalized” or “critically undercapitalized.”

The FDIC has issued regulations to implement the “PCA” provisions of FDICIA. In general, the regulations define the five capital categories as follows:

	Threshold Ratios
PCA Capital Category	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	CET1 Risk-Based Capital Ratio	Tier 1 Leverage Capital Ratio
Well capitalized	10%	8%	6.5%	5%
Adequately Capitalized	8%	6%	4.5%	4%
Undercapitalized	< 8%	< 6%	< 4.5%	< 4%
Significantly Undercapitalized	< 6%	< 4%	< 3%	< 3%
Critically Undercapitalized	Tangible Equity/Total Assets ≤ 2%

Community banks are also subject to the following minimum capital requirements as of the dates indicated below.

Year (as of January 1)	2016	2017	2018	2019
Minimum CET1 ratio	4.5%	4.5%	4.5%	4.5%
Capital conversion buffer	0.625%	1.25%	1.875%	2.50%
Phase-in of deductions from CET1*	60.0%	80.0%	100.0%	100.0%
Minimum tier 1 capital	6.0%	6.0%	6.0%	6.0%
Minimum total capital	8.0%	8.0%	8.0%	8.0%

*Including certain threshold deduction items that are over the limits.

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

As of December 31, 2018, OptimumBank met the FDIC definition of a “well-capitalized” institution.

For additional information regarding OptimumBank’s capital ratios and requirements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Capital Adequacy.”

Dividends. The Company’s ability to pay dividends is substantially dependent on the ability of OptimumBank to pay dividends to the Company. As a state chartered bank, OptimumBank is subject to dividend restrictions set by Florida law and the FDIC. Except with the prior approval of the Florida OFR, all dividends of any Florida bank must be paid out of retained net profits from the current period and the previous two years, after deducting expenses, including losses and bad debts. Under the Federal Deposit Insurance Act, an FDIC-insured institution may not pay any dividend if payment would cause it to become undercapitalized or while it is undercapitalized. The FDIC and the Florida OFR also have the general authority to limit the dividend payment by banks if such payment may be deemed to constitute an unsafe and unsound practice. The Bank’s ability to pay dividends is further restricted under the Memorandum of Understanding with the FDIC and the Company’s ability to pay dividends is also restricted under its Written Agreement with the Federal Reserve. At December 31, 2018, the Bank and Company could not pay cash dividends.

Loans to One Borrower. Florida law generally allows a state bank such as OptimumBank to extend credit to any one borrower (and certain related entities of such borrower) in an amount up to 25% of its capital accounts, provided that the unsecured portion may not exceed 15% of the capital accounts of the bank. Based upon OptimumBank’s capital, the maximum loan OptimumBank is currently permitted to make to any one borrower (and certain related entities of such borrower) is approximately $2.8 million, provided the unsecured portion does not exceed approximately $1.7 million.

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

OptimumBank’s deposit and loan operations are also subject to the:

● The GLB Act privacy provisions, which require the Bank maintain privacy policies intended to safeguard consumer financial information, to disclose these policies to its customers, and allow customers to “opt-out” of having their financial service providers disclose their confidential financial information to non-affiliated third parties, subject to certain exceptions;

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

Item 2. Properties

The following table sets forth information with respect to the Bank’s main office and branch offices as of December 31, 2018.

Location	Year Facility Opened	Facility Status

Executive Office and Ft. Lauderdale Branch:	2004	Owned
2477 East Commercial Boulevard Fort Lauderdale, Florida 33308

Plantation Branch Office:	2000	Owned
10197 Cleary Boulevard Plantation, Florida 33324

Deerfield Beach Branch Office:	2004	Leased (1)
2215 West Hillsboro Boulevard Deerfield Beach, Florida 33442

(1) At December 31, 2018, the future minimum lease payments are approximately as follows (in thousands):

Year Ending December 31,	Amount

2019	$92
2020	95
2021	98
2022	93
Total	$378

Item 3. Legal Proceedings

From time-to-time, the Bank is involved in litigation arising in the ordinary course of its business. As of the date of the filing of this Form 10-K, management is of the opinion that the ultimate aggregate liability represented thereby, if any, will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of equity Securities

The Company’s common stock currently trades on the NASDAQ Capital Market under the symbol “OPHC.” The table below presents the high and low sales prices for the periods indicated.

Year	Quarter	High	Low

2018	First	$6.12	$3.51
	Second	$6.25	$4.18
	Third	$5.69	$4.72
	Fourth	$5.27	$2.70

2017	First	$4.25	$2.91
	Second	$3.26	$2.25
	Third	$3.09	$1.97
	Fourth	$8.30	$1.85

The Company had approximately 689 holders registered or in street names as of December 31, 2018.

On March 30, 2018, the Company sold 20,814 shares of common stock to a director for an aggregate purchase price of $46,000. The Company used the proceeds to pay operating expenses of the Company. The issuance of these shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. These shares were deemed to have been issued under the Company’s 2018 Equity Incentive Plan. Please refer to the Company’s Forms 8-K filed with the Securities and Exchange Commission on November 16, 2018 and January 10, 2019 for further details.

On April 9, 2018, the Company issued 79,186 shares of common stock in exchange for the 7 shares of the Company’s Series A Preferred held by a director. At the request of the director, the shares were issued to an unaffiliated third party investor. The Series A Preferred had a liquidation value of $175,000. See Note 7 of the Company’s Financial Statements for further details. The issuance of these shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. These shares were deemed to have been issued under the Company’s 2018 Equity Incentive Plan. Please refer to the Company’s Forms 8-K filed with the Securities and Exchange Commission on November 16, 2018 and January 10, 2019 for further details.

During the year ended December 31, 2018, the Company sold 190,553 shares of common stock to individual investors at an aggregate price of $479,000. The issuances of these shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Additionally, the Company agreed to sell 12,447 shares of common stock to an individual investor at an aggregate price of $31,000. The investor has delivered the purchase price to the Company but has not yet taken delivery of the shares. The amount delivered by the investor was recorded as a liability. The issuance of the shares in this transaction will be exempt from registration pursuant to Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

During the year ended December 31, 2018, Company issued 144,742 shares of common stock as compensation to certain directors for certain services rendered during 2016, 2017 and 2018. At the request of one of the directors, 141,921 of these shares were issued to third parties as either gifts by the director or purchases by such third parties. The issuance of all of these shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. See Note 10 to the Company’s Consolidated Financial Statements for additional information concerning the issue of these shares.

During the third quarter of 2018, a company affiliated with a director of the Company sold its rights in approximately 694 of the Trust Preferred Securities to several unaffiliated third parties, who subsequently exchanged these Trust Preferred Securities for 301,778 shares of the Company’s common stock. The issuance of all of these shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. See Note 6 to the Company’s Consolidated Financial Statements for additional information concerning the issue of these shares.

At December 31, 2018, the Bank and Company could not pay cash dividends and the Company does not anticipate that it will pay dividends on its common stock in the foreseeable future. Banking regulations place certain restrictions on dividends and loans or advances made by the Bank to the Company. The amount of cash dividends that may be paid by the Bank to the Company is based on the Bank’s net earnings of the current year combined with the Bank’s retained earnings of the preceding two years, as defined by state banking regulations. However, for any dividend declaration, the Company must consider additional factors such as the amount of current period net earnings, liquidity, asset quality, capital adequacy and economic conditions. It is likely that these factors would further limit the amount of dividends which the Company could declare. Furthermore, the Bank’s ability to pay dividends is restricted under the Memorandum of Understanding issued by the FDIC and Florida Office of Financial Regulation and banking laws. The Company’s ability to pay dividends is also restricted under its Written Agreement with the Federal Reserve.

Item 6. Selected Financial Data

At December 31, or for the Years Then Ended

(Dollars in thousands, except per share figures)

	2018	2017	2016	2015	2014
At Year End:
Cash and cash equivalents	$7,983	$11,665	$17,640	$10,365	$12,074
Securities available for sale	2,359	11,437	20,222	25,749	26,748
Securities held to maturity	7,139	—	—	—	—
Loans, net	77,200	68,220	76,999	82,573	75,829
All other assets	5,687	4,544	4,842	8,791	9,879

Total assets	$100,368	$95,866	$119,703	$127,478	124,530

Deposit accounts	$62,378	65,251	86,087	97,571	91,603
Federal Home Loan Bank advances	24,600	20,500	23,500	20,000	22,740
Junior subordinated debenture	5,155	5,155	5,155	5,155	5,155
All other liabilities	2,929	2,415	1,880	1,785	2,053
Stockholders’ equity	5,306	2,545	3,081	2,967	2,979

Total liabilities and stockholders’ equity	$100,368	$95,866	$119,703	$127,478	124,530

	2018	2017	2016	2015	2014
For the Years:
Total interest income	$4,292	$4,716	$4,764	$4,534	$5,392
Total interest expense	1,246	1,196	1,079	884	911

Net interest income	3,046	3,520	3,685	3,650	4,481
Credit for loan losses	1,754	—	—	—	—

Net interest income after provision for loan losses	4,800	3,520	3,685	3,650	4,481
Noninterest income (expense)	84	52	(144)	412	572
Noninterest expenses	4,088	4,161	3,937	4,545	3,448

Earnings (loss) before income tax benefit	796	(589)	(396)	(483)	1,605
Income tax benefit	—	—	—	(320)	—

Net earnings (loss)	$796	$(589)	$(396)	(163)	1,605

Net earnings (loss) per share, basic (1)	$0.53	$(0.53)	$(0.38)	(0.17)	1.85

Net earnings (loss) per share, diluted (1)	$0.53	$(0.53)	$(0.38)	(0.17)	1.85

Weighted-average number of shares outstanding, basic (1)	1,493,303	1,104,995	1,041,213	953,855	867,789

Weighted-average number of shares outstanding, diluted (1)	1,493,303	1,104,995	1,041,213	953,855	867,789

Ratios and Other Data:

	2018	2017	2016	2015	2014

Return on average assets	0.9%	(0.5)%	(0.3)%	(0.1)%	1.3%
Return on average equity	19.8%	(21.3)%	(12.5)%	(5.3)%	86.2%
Average equity to average assets	4.4%	2.5%	2.6%	2.5%	1.5%
Dividend payout ratio	—%	—%	—%	—%	—%
Net interest margin during the year	3.4%	3.2%	3.1%	3.4%	3.9%
Interest-rate spread	3.1%	3.0%	3.0%	3.3%	4.0%
Net yield on average interest-earning assets	4.8%	4.3%	4.0%	4.2%	4.7%
Noninterest expenses to average assets	4.4%	3.8%	3.3%	3.6%	2.7%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.21	1.13	1.09	1.07	0.97
Nonperforming loans and foreclosed assets as a percentage of total assets at end of year	1.37	—	0.3%	7.5%	12.1%
Allowance for loan losses as a percentage of total loans at end of year	2.8%	5.5%	4.9%	2.7%	2.9%
Total number of banking offices	3	3	3	3	3
Total shares outstanding at end of year (1)	1,858,020	1,120,947	1,103,447	962,886	930,524
Book value per share at end of year (1)	$2.86	$2.27	$2.79	$3.08	$3.20

(1)	All share and per share amounts have been adjusted to reflect the 1 for 10 reverse common stock split effective January 11, 2016.

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

During the years ended December 31, 2018 and 2017, the Company assessed its earnings history and trend over the past year and its estimate of future earnings, and determined that it was more likely than not that the deferred tax assets would not be realized in the near term. Accordingly, a valuation allowance was recorded and maintained against the net deferred tax asset for the amount not expected to be realized in the future

The allowance for loan losses is also discussed as part of “Loan Portfolio, Asset Quality and Allowance for Loan Losses” and in Note 3 of Notes to the consolidated financial statements. The Company’s significant accounting policies are discussed in Note 1 of Notes to the consolidated financial statements.

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

Loan Portfolio, Asset Quality and Allowance for Loan Losses

The Bank’s primary business is making business loans. This activity may subject the Bank to potential loan losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond its control. The combination of stronger U.S. growth, the consumer boost from sharply lower crude oil prices and the aggressive monetary easing and weaker currencies outside of the United States should support improving conditions. With most of the Bank’s loans concentrated in south Florida, the decline in local economic conditions had previously adversely affected the values of the Bank’s real estate collateral, but these trends are reversing and are shown in the improvement in the Bank’s impaired loans and improved asset quality. As of December 31, 2018, the Bank’s impaired loans were approximately $6.7 million, or 8.5% of the gross loan portfolio.

The following table sets forth the composition of the Bank’s loan portfolio:

	At December 31,
	2018		2017		2016
	Amount	% of Total	Amount	% of Total	Amount	% of Total
			(dollars in thousands)

Residential real estate	$27,204	34.31%	$26,054	36.22%	$27,334	33.98%
Multi-family real estate	8,195	10.34	7,356	10.23	5,829	7.25
Commercial real estate	36,634	46.20	32,152	44.70	29,264	36.37
Land and construction	1,998	2.52	1,051	1.46	5,681	7.06
Commercial	4,997	6.30	4,522	6.29	10,514	13.07
Consumer	260	.33	794	1.10	1,829	2.27

Total loans	79,288	100.00%	71,929	100.00%	80,451	100.00%

Add (deduct):
Net deferred loan costs and premiums	155		282		463
Allowance for loan losses	(2,243)		(3,991)		(3,915)

Loans, net	$77,200		$68,220		$76,999

	At December 31,
	2015		2014
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)

Residential real estate	$16,203	19.13%	$21,426	27.51%
Multi-family real estate	3,697	4.36	1,979	2.54
Commercial real estate	34,771	41.05	37,215	47.78
Land and construction	5,258	6.21	6,177	7.93
Commercial	21,770	25.70	11,070	14.21
Consumer	3,015	3.55	20	.03

Total loans	84,714	100.00%	77,887	100.00%

Add (deduct):
Net deferred loan costs and premiums	154		186
Allowance for loan losses	(2,295)		(2,244)

Loans, net	$82,573		$75,829

The following table sets forth the activity in the allowance for loan losses (in thousands):

	Year Ended December 31,
	2018	2017	2016	2015	2014

Beginning balance	$3,991	$3,915	$2,295	$2,244	$2,211
Provision (credit) for loan losses	(1,754)	—	—	—	—
Loans charged off	(25)	(67)	(469)	(289)	—
Recoveries	31	143	2,089	340	33

Ending balance	$2,243	$3,991	$3,915	$2,295	$2,244

The allowance for loan losses represents management’s estimate of probable incurred losses inherent in the existing loan portfolio. The allowance for loan losses is increased (decreased) by the provision (credit) for loan losses charged to operations and reduced by loans charged off, net of recoveries. The allowance for loan losses represented 2.83% and 5.55% of the total loans outstanding at December 31, 2018 and 2017, respectively.

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

The following table sets forth the Bank’s allowance for loan losses by loan type (dollars in thousands):

	At December 31,
	2018		2017		2016
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans

Residential real estate	$544	34.31%	$641	36.22%	$310	33.98%
Multi-family real estate	88	10.34	59	10.23	58	7.25
Commercial real estate	567	46.20	759	44.70	787	36.37
Land and construction	19	2.52	22	1.46	120	7.06
Commercial	850	6.30	55	6.29	188	13.07
Consumer	25	.33	86	1.10	165	2.27
Unallocated	150	—	2,369	—	2,287	—

Total allowance for loan losses	$2,243	100.00%	$3,991	100.00%	$3,915	100.00%

Allowance for loan losses as a percentage of total loans outstanding		2.83%		5.55%		4.87%

	At December 31,
	2015		2014
	Amount	% of Total Loans	Amount	% of Total Loans

Residential real estate	$116	19.13%	$66	27.51%
Multi-family real estate	26	4.36	2	2.54
Commercial real estate	1,085	41.05	2,058	47.78
Land and construction	77	6.21	99	7.93
Commercial	120	25.70	10	14.21
Consumer	151	3.55	—	.03
Unallocated	720	—	9	—
Total allowance for loan losses	$2,295	100.00%	$2,244	100.00%

Allowance for loan losses as a percentage of total loans outstanding		2.71%		2.88%

The following summarizes the amount of impaired loans (in thousands):

	December 31, 2018			December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Residential real estate	$—	$—	$—	$194	$217	$—
Commercial real estate	2,259	2,259	—	231	231	—
Commercial	1,114	1,114	—	—	—	—

With an allowance recorded -
Residential real estate	954	954	268	978	978	330
Commercial real estate	1,602	1,602	162	744	744	83
Commercial	814	814	814	—	—	—

Total:
Residential real estate	$954	$954	$268	$1,172	$1,195	$330
Commercial real estate	$3,861	$3,861	$162	$975	$975	$83
Commercial	$1,928	$1,928	$814	$—	$—	$—
Total	$6,743	$6,743	$1,244	$2,147	$2,170	$413

During 2018, 2017, and 2016, the average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016

Average investment in impaired loans	$3,296	$1,801	$2,957
Interest income recognized on impaired loans	$187	$278	$124
Interest income received on a cash basis on impaired loans	$187	$173	$182

Liquidity and Capital Resources

Liquidity represents an institution’s ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. The Bank’s ability to respond to the needs of depositors and borrowers and to benefit from investment opportunities is facilitated through liquidity management.

The Bank’s primary sources of cash during the year ended December 31, 2018, were from principal repayments of securities available for sale and held-to-maturity of $1.7 million, proceeds from Federal Home Loan Bank Advances of $4.1 million, proceeds from federal funds of $0.6 million, and proceeds from sale of common stock of $0.5 million. Cash was used primarily to fund loans. The Bank will adjust rates on its deposits to attract or retain deposits as needed. The Bank obtains funds primarily from depositors in its market area.

In addition to obtaining funds from depositors, the Bank may borrow funds from other financial institutions. OptimumBank is a member of the Federal Home Loan Bank of Atlanta, which allows it to borrow funds under a pre-arranged line of credit equal to $26.6 million. As of December 31, 2018, the Bank had $24.6 million in borrowings outstanding from the Federal Home Loan Bank of Atlanta to facilitate loan fundings and manage its asset and liability structure. The Bank has established a line of credit for $3.0 million with Center State Bank, $2.5 million with State Bank, $2.1 million with First National Bankers Bank, $0.8 million with Servis First Bank, and $0.4 million with the Federal Reserve.

Securities

The Bank’s securities portfolio is comprised primarily of SBA Pool Securities and Collateralized mortgage obligations. The securities portfolio is categorized as either “held-to-maturity” or “available for sale.” Securities held-to-maturity represent those securities which the Company has the positive intent and ability to hold to maturity. These securities are carried at amortized cost. Securities available for sale represent those investments which may be sold for various reasons including changes in interest rates and liquidity considerations. These securities are reported at fair market value and unrealized gains and losses are excluded from earnings and reported in other comprehensive loss.

The following table sets forth the amortized cost and fair value of the Bank’s securities portfolio (in thousands):

	Amortized Cost	Fair Value
At December 31, 2018:
Held-to-maturity-
Collateralized mortgage obligations	$7,139	$7,175
Securities available for sale-
SBA Pool Securities	2,423	2,359
	$9,562	$9,534
At December 31, 2017:
Securities available for sale:
Collateralized mortgage obligations	$8,806	$8,466
SBA Pool Securities	2,965	2,971
	$11,771	$11,437

The following table sets forth, by maturity distribution, certain information pertaining to the securities portfolio (dollars in thousands):

	After One Year Through Five Years	After Ten Years	Total	Yield

At December 31, 2018:
Collateralized mortgage obligation	$7,139	$—	$7,139	2.09%
SBA Pool Securities	—	2,423	2,423	2.67%
	$7,139	$2,423	$9,562
At December 31, 2017:
Collateralized mortgage obligation	$8,806	$—	$8,806	1.93%
SBA Pool Securities	—	2,965	2,965	2.50%

	$8,806	$2,965	$11,771

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Bank’s market risk arises primarily from interest-rate risk inherent in its lending and deposit-taking activities. The Bank does not engage in securities trading or hedging activities and does not invest in interest-rate derivatives or enter into interest rate swaps.

The Bank may utilize financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 7 of Notes to Consolidated Financial Statements.

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

The following table sets forth certain information related to the Bank’s interest-earning assets and interest-bearing liabilities at December 31, 2018, that are estimated to mature or are scheduled to reprice within the period shown (dollars in thousands):

Gap Maturity / Repricing Schedule

	One Year or Less	More than One Year and Less than Five Years	More than Five Years and Less than Fifteen Years	Over Fifteen Years	Total
Loans (1):
Residential real estate loans	$8,309	$14,712	$3,058	$1,125	$27,204
Multi-family real estate loans	349	7,776	70	—	8,195
Commercial real estate loans	11,198	24,620	816	—	36,634
Land and construction	1,998	—	—	—	1,998
Commercial	3,193	1,804	—	—	4,997
Consumer	260	—	—	—	260

Total loans	25,307	48,912	3,944	1,125	79,288

Securities (2)	2,359	—	—	7,175	9,534
Interest-bearing deposits in banks	6,049	—	—	—	6,049
Federal Home Loan Bank stock	1,132	—	—	—	1,132

Total rate-sensitive assets	34,847	48,912	3,944	8,300	96,003

Deposit accounts (3):
Money-market deposits	20,450	—	—	—	20,450
Interest-bearing checking deposits	5,675	—	—	—	5,675
Savings deposits	557	—	—	—	557
Time deposits	20,413	5,645	—	—	26,058

Total deposits	47,095	5,645	—	—	52,740

Federal Home Loan Bank advances	19,600	5,000	—	—	24,600
Junior subordinated debenture	—	—	—	5,155	5,155
Federal funds purchased	560	—	—	—	560

Total rate-sensitive liabilities	67,255	10,645	—	5,155	83,055

GAP (repricing differences)	$(32,408)	$38,267	$3,944	$3,145	$12,948

Cumulative GAP	$(32,408)	$5,859	$9,803	$12,948	$12,948

Cumulative GAP/total assets	(32.29)%	5.84%	9.77%	12.90%

(1)	In preparing the table above, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayment, according to their maturities.

(2)	Securities are scheduled through the repricing date.

(3)	Money-market, interest-bearing checking and savings deposits are regarded as readily accessible withdrawable accounts. All other time deposits are scheduled through the maturity dates.

The following table sets forth loan maturities by type of loan at December 31, 2018 (in thousands):

	One Year or Less	After One But Within Five Years	After Five Years	Total

Residential real estate	$—	$1,593	$25,611	$27,204
Multi-family real estate	—	518	7,677	8,195
Commercial real estate	6,024	5,188	25,422	36,634
Land and construction	1,998	—	—	1,998
Commercial	94	4,181	722	4,997
Consumer	5	255	—	260

Total	$8,121	$11,735	$59,432	$79,288

The following table sets forth the maturity or repricing of loans by interest type at December 31, 2018 (in thousands):

	One Year or Less	After One But Within Five Years	After Five Years	Total
Fixed interest rate	$8,038	$7,442	$2,012	$17,492
Variable interest rate	17,269	41,470	3,057	61,796

Total	$25,307	$48,912	$5,069	$79,288

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

A summary of the contractual amounts of the Company’s off-balance sheet risk at December 31, 2018 follows (in thousands):

Commitments to extend credit	$1,820

Unused lines of credit	$2,735

Standby letters of credit	$-

The following is a summary of the Company’s contractual obligations, including certain on-balance sheet obligations, at December 31, 2018 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Federal Home Loan Bank advances	$24,600	$19,600	$5,000	$—	$—
Junior subordinated debenture	5,155	—	—	—	5,155
Other borrowings	560	560	—	—	—
Operating leases	378	92	193	93	—

Total	$30,693	$20,252	$5,193	$93	$5,155

Deposits

Deposits traditionally are the primary source of funds for the Company’s use in lending, making investments and meeting liquidity demands. The Company has focused on raising time deposits primarily within its market area, which is the tri-county area of Broward, Miami-Dade and Palm Beach counties. However, the Company offers a variety of deposit products, which are promoted within its market area. Net deposits decreased $2.9 million in 2018.

The following table displays the distribution of the Company’s deposits at December 31, 2018, 2017 and 2016 (dollars in thousands):

	2018		2017		2016
	Amount	% of Deposits	Amount	% of Deposits	Amount	% of Deposits
Noninterest-bearing demand deposits	$9,638	15.45%	$12,632	19.36%	$7,209	8.37%
Interest-bearing demand deposits	20,450	32.79	4,782	7.33	3,604	4.19
Money-market deposits	5,675	9.10	16,498	25.28	17,743	20.61
Savings	557	0.89	765	1.17	806	0.94

Subtotal	$36,320	58.23%	$34,677	53.14%	$29,362	34.11%

Time deposits:
0.00% – 0.99%	$2,669	4.20%	$6,849	10.50%	$14,891	17.30%
1.00% – 1.99%	10,113	16.21	23,582	36.14	41,695	48.43
2.00% – 2.99%	13,276	21.28	143	0.22	139	0.16

Total time deposits (1)	26,058	41.77	30,574	46.86	56,725	65.89

Total deposits	$62,378	100.00%	$65,251	100.00%	$86,087	100.00%

(1) Included are Individual Retirement Accounts (IRA’s) totaling $1,922,000 and $2,451,000 at December 31, 2018 and 2017, respectively, all of which are in the form of time deposits.

Time Deposits of $250,000 or more, or Jumbo Time Deposits, are generally considered a more unpredictable source of funds. The following table sets forth the Company’s maturity distribution of time deposits of $250,000 or more at December 31, 2018 and 2017 (in thousands):

	At December 31,
	2018	2017

Due three months or less	$666	$303
Due more than three months to six months	324	—
More than six months to one year	909	302
One to five years	760	673

Total	$2,659	$1,278

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

	Years Ended December 31,
	2018			2017			2016			2015
		Interest	Average		Interest	Average		Interest	Average		Interest	Average
	Average	And	Yield/	Average	And	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans	$74,598	$3,912	5.24%	$75,894	$4,126	5.44%	$83,574	$4,200	5.03%	$80,691	3,865	4.79%
Securities	10,494	232	2.21	18,054	366	2.03	22,686	459	2.02	26,490	597	2.25
Other interest-earning assets (1)	4,811	148	3.08	16,536	224	1.35	11,996	105	0.88	1,273	72	5.66

Total interest-earning assets/interest income	89,903	4,292	4.78%	110,484	4,716	4.27%	118,256	4,764	4.03%	108,454	4,534	4.18%

Cash and due from banks	1,676			1,171			953			9,483
Premises and equipment	2,676			2,618			2,687			3,744
Other assets	(1,985)			(3,480)			(747)			3,278

Total assets	$92,270			$110,793			$121,149			$124,959

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$22,000	175.80		$22,062	112	.51	$23,360	117	0.50	$19,314	124	0.64
Time deposits	23,032	335	1.45	50,367	562	1.11	60,813	611	1.00	59,158	524	0.89
Borrowings (4)	29,213	736	2.52	25,672	522	2.03	24,416	351	1.44	23,158	236	1.02

Total interest-bearing liabilities/interest expense	74,245	1,246	1.68	98,101	1,196	1.22	108,589	1,079	.99	101,630	884	0.87

Noninterest-bearing demand deposits	11,893			6,551			5,870			8,497
Other liabilities	2,105			3,380			3,526			11,771
Stockholders’ equity	4,027			2,761			3,164			3,061

Total liabilities and stockholders’ equity	$92,270			$110,793			$121,149			$124,959

Net interest income		$3,046			$3,520			$3,685			$3,650

Interest rate spread (2)			3.10			3.05			3.04			3.31

Net interest margin (3)			3.39			3.19			3.12			3.37

Ratio of average interest-earning assets to average interest- bearing liabilities			1.21			1.13			1.09			1.07

(1)	Includes interest-earning deposits with banks, Federal funds sold and Federal Home Loan Bank stock dividends.

(2)	Interest rate spread represents the difference between average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(3)	Net interest margin is net interest income divided by average interest-earning assets.

(4)	Includes Federal Home Loan Bank advances, junior subordinated debenture and securities sold under an agreement to repurchase.

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

	Year Ended December 31, 2018 versus 2017 Increases (Decreases) Due to Change In:
	Rate	Volume	Rate/ Volume	Total
Interest-earning assets:
Loans	$(146)	$(70)	$2	$(214)
Securities	33	(153)	(14)	(134)
Other interest-earning assets	285	(159)	(202)	(76)

Total interest-earning assets	172	(382)	(214)	(424)

Interest-bearing liabilities:
Savings, NOW and money-market	63	0	0	63
Time deposits	171	(305)	(93)	(227)
Other	125	72	17	214

Total interest-bearing liabilities	359	(233)	(76)	50

Net interest income	$(187)	$(149)	$(138)	$(474)

	Year Ended December 31, 2017 versus 2016 Increases (Decreases) Due to Change In:
	Rate	Volume	Rate/ Volume	Total
Interest-earning assets:
Loans	$299	$(386)	$(27)	$(114)
Securities	1	(94)	—	(93)
Other interest-earning assets	58	40	21	119

Total interest-earning assets	358	(440)	(6)	(88)

Interest-bearing liabilities:
Savings, NOW and money-market	2	(7)	—	(5)
Time deposits	68	(105)	(12)	(49)
Other	145	18	7	170

Total interest-bearing liabilities	215	(94)	(5)	116

Net interest income	$143	$(346)	$(1)	$(204)

Financial Condition as of December 31, 2018 Compared to December 31, 2017

The Company’s total assets increased by $4.5 million at December 31, 2018, to $100.4 million.

At December 31, 2018, the Bank had a Tier 1 leverage ratio of 11.68%, and a total risk-based capital ratio of 15.86%. The Company’s capital was enhanced during 2018 through the sale of $525,000 of common stock, the issuance of common stock for compensation of $615,000, and common stock issued in exchange for Trust Preferred Securities, with fair value of $694,000 plus accrued interest of $211,000, which resulted in $905,000 increase in Company’s capital.

Junior Subordinated Debenture. The Company is in default with respect to its $5,155,000 Junior Subordinated Debenture (the “Debenture”) due to its failure to make certain required interest payments under the Debenture. The Debenture was issued to Optimum Bank Holdings Capital Trust I, a Delaware statutory trust formed by the Company for the purpose of issuing and selling certain securities (the “Trust Preferred Securities”) representing undivided beneficial interests in the Debenture. The trust issued a total of 5,000 Trust Preferred Securities.

The Trustee, Wells Fargo Bank, for the Debenture (the “Trustee”) and the beneficial owners of the Debenture are entitled to accelerate the payment of the $5,155,000 principal balance plus accrued and unpaid interest totaling $1,686,350 at December 31, 2018. To date, neither the Trustee nor the holders have accelerated the outstanding balance of the Debenture. No adjustments to the accompanying consolidated financial statements have been made as a result of this uncertainty.

In May 2018, a company affiliated with a director of the Company (the “New Holder”) purchased all 5,000 Trust Preferred Securities from a third party. During the third quarter of 2018, the New Holder sold its rights in approximately 694 of the Trust Preferred Securities to several unaffiliated third parties, who subsequently exchanged these Trust Preferred Securities for 301,778 shares of the Company’s common stock. Due to regulatory agreement the exchange of Trust Preferred Securities for the Company’s common stock cannot reduce the principal amount of the Debenture collateralizing the Trust Preferred Securities. Accordingly it is recorded as an increase in the Company’s equity interest in the unconsolidated subsidiary trust, presented in “Other Assets” in the accompanying consolidated balance sheets.

Although the Company and the New Holder have not executed a formal, definitive bilateral agreement, the New Holder has provided the Company with written representations that the New Holder will not accelerate and demand payment of any of the remaining 4,306 Trust Preferred Securities principal or accrued interest within the next twelve months from the date this Annual Report, Form 10-K as of and for the year ended December 31, 2018, is filed with the Securities and Exchange Commission.

Results of Operations for Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

General. Net earnings of $796,000 or $.53 earnings per basic and diluted share for the year ended December 31, 2018 compared to net loss for the year ended December 31, 2017 of $589,000 or $.53 loss per basic and diluted share.

Interest income. Interest income decreased to $4.3 million for the year ended December 31, 2018 compared to $4.7 million for the year ended December 31, 2017. Interest on loans decreased by $214,000 due to a decrease in average balance of loans in 2018 compared to 2017. Interest on securities decreased by $134,000 due to a decrease in average balance of securities in 2018 compared to 2017. Other interest income decreased by $76,000 as the bank’s average deposits decreased, resulting in a decrease in cash available for other interest-earning assets.

Interest expense. Interest expense on deposits was $510,000 during the year ended December 31, 2018 compared to $674,000 during the year ended December 31, 2017. Interest expense on borrowings was $736,000 in the year ended December 31, 2018 compared to $522,000 during the year ended December 31, 2017.

Provision for Loan Losses. In June 2018, the Bank reversed $2.1 million of the allowance for loan losses into income, which was later offset by a $0.3 million provision for loan losses during the fourth quarter of 2018. There was no provision or credit for losses during the year ended December 31, 2017. The provision or credit for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio at December 31, 2018. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $2.2 million or 2.8% of loans outstanding at December 31, 2018, as compared to $4.0 million or 5.5% of loans outstanding at December 31, 2017. Management believes the balance in the allowance for loan losses at December 31, 2018 is adequate. The Company determined that it was appropriate to decrease in the amount of the Company’s allowance for loan losses due to the continued improvement in the performance and credit quality of the loan portfolio.

Noninterest Income. Total noninterest income increased to $84,000 for the year ended December 31, 2018, from $52,000 for the year ended December 31, 2017 primarily due to loss on sale of securities during 2017 and an increase in service charges and fees in 2018.

Noninterest Expenses. Total noninterest expenses decreased by $73,000 for the year ended December 31, 2018, from $4,161,000 for the year ended December 31, 2017 to $4,088,000 for the year ended December 31, 2018, primarily due to an accrual related to a BSA look back project.

Income Taxes. There were no income taxes during the years ended December 31, 2018 and 2017.

Impact of Inflation and Changing Prices

The consolidated financial statements and related data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the Bank’s assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on its performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

OptimumBank Holdings, Inc.

Fort Lauderdale, Florida:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OptimumBank Holdings, Inc. and Subsidiary (the “Company”), as of December 31, 2018 and 2017 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, the Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ HACKER, JOHNSON & SMITH PA
We have served as the Company’s auditor since 2000.
Fort Lauderdale, Florida
March 25, 2019

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	December 31,	December 31,
	2018	2017
Assets:
Cash and due from banks	$1,934	$1,224
Interest-bearing deposits with banks	6,049	10,441
Total cash and cash equivalents	7,983	11,665
Securities available for sale	2,359	11,437
Securities held-to-maturity (fair value of $7,175)	7,139	—
Loans, net of allowance for loan losses of $2,243 and $3,991	77,200	68,220
Federal Home Loan Bank stock	1,132	979
Premises and equipment, net	2,668	2,593
Accrued interest receivable	314	316
Other assets	1,573	656

Total assets	$100,368	$95,866
Liabilities and Stockholders’ Equity:

Liabilities:
Noninterest-bearing demand deposits	9,638	12,632
Savings, NOW and money-market deposits	26,682	22,045
Time deposits	26,058	30,574

Total deposits	62,378	65,251

Federal Home Loan Bank advances	24,600	20,500
Junior subordinated debenture	5,155	5,155
Federal funds purchased	560	—
Official checks	274	46
Other liabilities	2,095	2,369

Total liabilities	95,062	93,321

Commitments and contingencies (Notes 4, 7 and 13)
Stockholders’ equity:
Preferred stock, no par value; 6,000,000 shares authorized: Designated Series A, no par value, $25,000 liquidation value per share, none issued or outstanding in 2018 and 7 shares issued and outstanding in 2017	—	—
Common stock, $.01 par value; 5,000,000 shares authorized, 1,858,020 shares issued and outstanding in 2018 and 1,120,947 shares issued and outstanding in 2017	18	11
Additional paid-in capital	36,128	34,090
Accumulated deficit	(30,510)	(31,306)
Accumulated other comprehensive loss	(330)	(250)

Total stockholders’ equity	5,306	2,545
Total liabilities and stockholders’ equity	$100,368	$95,866

See accompanying notes to Consolidated Financial Statements

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Operations
(In thousands, except share amounts)

	Year Ended December 31,
	2018	2017
Interest income:
Loans	$3,912	$4,126
Securities	232	366
Other	148	224

Total interest income	4,292	4,716

Interest expense:
Deposits	510	674
Borrowings	736	522

Total interest expense	1,246	1,196

Net interest income	3,046	3,520

Credit for loan losses	1,754	—

Net interest income after credit for loan losses	4,800	3,520

Noninterest income:
Service charges and fees	49	26
Other	35	15
Gain on sale of securities available for sale	—	11

Total noninterest income	84	52

Noninterest expenses:
Salaries and employee benefits	1,864	1,770
Occupancy and equipment	437	415
Data processing	407	342
Professional fees	558	784
Insurance	95	95
Regulatory assessments	114	202
Other	613	553

Total noninterest expenses	4,088	4,161

Net earnings (loss)	$796	$(589)

Net earnings (loss) per share:
Basic and diluted	$.53	$(.53)

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended
	December 31,
	2018	2017

Net earnings (loss)	$796	$(589)

Other comprehensive (loss) income:
Change in unrealized loss on securities:
Unrealized gain arising during the year	270	82
Amortization of unrealized loss on securities transferred to held-to-maturity	55	—
Reclassification adjustment for unrealized loss on securities transferred to held-to-maturity	(432)	—
Reclassification adjustment for realized gain on sale of securities available for sale	—	(11)
Other comprehensive (loss) income before income tax benefit (expense)	(107)	71

Deferred income tax benefit (expense) on above change	27	(69)

Total other comprehensive (loss) income	(80)	2

Comprehensive income (loss)	$716	$(587)

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2018 and 2017
(Dollars in thousands)

	Preferred						Accumulated
	Stock				Additional		Other	Total
	Series A		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2016	7	$—	1,103,447	$11	$34,039	$(30,717)	$(252)	$3,081
Proceeds from sale of common stock	—	—	10,000	—	30	—	—	30
Common stock issued for services	—	—	7,500	—	21	—	—	21
Net change in unrealized loss on securities available for sale, net of income taxes	—	—	—	—	—	—	2	2
Net loss	—	—	—	—	—	(589)	—	(589)
Balance at December 31, 2017	7	$—	1,120,947	$11	$34,090	$(31,306)	$(250)	$2,545
Proceeds from sale of common stock	—	—	211,367	2	523	—	—	525
Common stock issued as compensation to directors	—	—	144,742	2	613	—	—	615
Common stock issued in exchange for Preferred Stock	(7)	—	79,186	—	—	—	—	—
Common stock issued in exchange for Trust Preferred Securities	—	—	301,778	3	902	—	—	905
Net change in unrealized loss on securities available for sale, net of income taxes	—	—	—	—	—	—	200	200
Amortization of unrealized loss on securities transferred to held-to-maturity	—	—	—	—	—	—	44	44
Unrealized loss on securities transferred to held-to-maturity, net of income tax benefit	—	—	—	—	—	—	(324)	(324)
Net earnings	—	—	—	—	—	796	—	796
Balance at December 31, 2018	—	$—	1,858,020	$18	$36,128	$(30,510)	$(330)	$5,306

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2018	2017
Cash flows from operating activities:
Net earnings (loss)	$796	$(589)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	159	149
Common stock issued as compensation for services	—	21
Net amortization of fees, premiums and discounts	237	211
Credit for loan losses	(1,754)	—
Gain from sale of securities available for sale	—	(11)
Decrease in accrued interest receivable	2	64
Decrease (increase) in other assets	15	(24)
Increase in official checks and other liabilities	569	749

Net cash provided by operating activities	24	570

Cash flows from investing activities:
Principal repayments of securities available for sale	906	2,189
Proceeds from sale of securities available for sale	—	6,448
Principal repayments of securities held-to-maturity	814	—
Net (increase) decrease in loans	(7,351)	8,798
Purchase of premises and equipment, net	(234)	(94)
(Purchase) redemption of Federal Home Loan Bank stock	(153)	134

Net cash (used in) provided by investing activities	(6,018)	17,475

Cash flows from financing activities:
Net decrease in deposits	(2,873)	(20,836)
Purchase (repayments) of Federal Home Loan Bank advances, net	4,100	(3,000)
Net decrease in advanced payment by borrowers for taxes and insurance	—	(214)
Proceeds from sale of common stock	525	30
Increase in federal funds purchased	560	—

Net cash provided by (used in) financing activities	2,312	(24,020)

Decrease in cash and cash equivalents	(3,682)	(5,975)
Cash and cash equivalents at beginning of the year	11,665	17,640
Cash and cash equivalents at end of the year	$7,983	$11,665

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows, Continued
(In thousands)

	Year Ended December 31,
	2018	2017
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$931	$980

Income taxes	$—	$—

Noncash transactions:
Change in accumulated other comprehensive loss, net change in unrealized loss on securities available for sale, net of income taxes	$(80)	$2

Transfer of securities from available for sale to held-to-maturity	$7,945	$—

Reclassification of stock compensation from other liabilities to common stock	$615	$—

Issuance of common stock in exchange for Trust Preferred Securities	$905	$—

Amortization of unrealized loss on securities transferred to held-to-maturity	$55	$—

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

At December 31, 2018 and 2017 and for the Years Then Ended

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

Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Holding Company, the Bank and the Real Estate Subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting practices of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the banking industry. The following summarizes the more significant of these policies and practices.

Junior Subordinated Debenture. The Company is in default with respect to its $5,155,000 Junior Subordinated Debenture (the “Debenture”) due to its failure to make certain required interest payments under the Debenture. The Debenture was issued to Optimum Bank Holdings Capital Trust I, a Delaware statutory trust formed by the Company for the purpose of issuing and selling certain securities (the “Trust Preferred Securities”) representing undivided beneficial interests in the Debenture. The trust issued a total of 5,000 Trust Preferred Securities.

The Trustee, Wells Fargo Bank, for the Debenture (the “Trustee”) and the beneficial owners of the Debenture are entitled to accelerate the payment of the $5,155,000 principal balance plus accrued and unpaid interest totaling $1,686,350 at December 31, 2018. To date, neither the Trustee nor the holders have accelerated the outstanding balance of the Debenture. No adjustments to the accompanying consolidated financial statements have been made as a result of this uncertainty.

In May 2018, a company affiliated with a director of the Company (the “New Holder”) purchased all 5,000 Trust Preferred Securities from a third party. During the third quarter of 2018, the New Holder sold its rights in approximately 694 of the Trust Preferred Securities to several unaffiliated third parties, who subsequently exchanged these Trust Preferred Securities for 301,778 shares of the Company’s common stock. Due to regulatory agreement the exchange of Trust Preferred Securities for the Company’s common stock cannot reduce the principal amount of the Debenture collateralizing the Trust Preferred Securities. Accordingly is recorded as an increase in the Company’s equity interest in the unconsolidated subsidiary trust, presented in “Other Assets” in the accompanying consolidated balance sheets.

Although the Company and the New Holder have not executed a formal, definitive bilateral agreement, the New Holder has provided the Company with written representations that the New Holder will not accelerate and demand payment of any of the remaining 4,306 Trust Preferred Securities principal or accrued interest within the next twelve months from the date this Annual Report, Form 10-K as of and for the year ended December 31, 2018, is filed with the Securities and Exchange Commission.

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

The Company may be required by law or regulation to maintain cash reserves in the form of vault cash or deposit with Federal Reserve Banks or in Pass-through accounts with other banks. At December 31, 2018 and 2017, there were no required cash reserves.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies, continued

Securities. Securities may be classified as trading, held to maturity or available for sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in operations. Held-to-maturity securities are those which management has the positive intent and ability to hold to maturity and are reported at amortized cost. Available for sale securities consist of securities not classified as trading securities nor as held to maturity securities. Unrealized holding gains and losses on available for sale securities are reported as a net amount in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on the sale of available for sale securities are determined using the specific-identification method. Premiums and discounts on securities are recognized in interest income using the interest method over the period to maturity.

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

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. There were no changes in the Company’s accounting policies or methodology during the years ended December 31, 2018 and 2017.

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

Preferred Securities of Unconsolidated Subsidiary Trust. The Company owns all of the common stock of OptimumBank Holdings Capital Trust I (“Issuer Trust”), an unconsolidated subsidiary trust. The Issuer Trust used the proceeds from the issuance of $5,000,000 of its preferred securities to third-party investors and common stock to acquire a $5,155,000 debenture issued by the Company. This debenture and certain capitalized costs associated with the issuance of the securities comprise the Issuer Trust’s only assets and the interest payments from the debentures finance the distributions paid on the preferred securities. The Company recorded the debenture in “Junior Subordinated Debenture” and its equity interest in the business trust in “Other Assets” in the accompanying consolidated balance sheets (See Note 6).

The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the preferred securities of the Issuer Trust subject to the terms of the guarantee.

Transfer of Financial Assets. Transfers of financial assets or a participating interest in an entire financial asset are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. A participating interest is a portion of an entire financial asset that (1) conveys proportionate ownership rights with equal priority to each participating interest holder, (2) involves no recourse (other than standard representations and warranties) to, or subordination by, any participating interest holder, and (3) does not entitle any participating interest holder to receive cash before any other participating interest holder.

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

The Company provides reserves for potential payments of tax related to uncertain tax positions. These reserves are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. See Note 9 for additional details.

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

The Holding Company and the Bank file a consolidated income tax return. Income taxes are allocated proportionately to the Holding Company and the Bank as though separate income tax returns were filed.

On December 22, 2017, the “Tax Cuts and Jobs Act of 2017,” or the Tax Act, was signed into law. The Tax Act, among other things, reduced the maximum statutory federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result of enactment of the Tax Act, the Bank revalued its net deferred tax asset. This revaluation of the deferred tax asset had no effect on the income tax provision due to the valuation allowance on the deferred tax asset.

Advertising. The Company expenses all media advertising as incurred. Media advertising expense included in other noninterest expenses in the accompanying consolidated statements of operations was approximately $40,000 and $69,000 during the years ended December 31, 2018 and 2017, respectively.

Stock Compensation Plan. The Company has adopted the fair value recognition method and expenses the fair value of any stock options as they vest. Under the fair value recognition method, the Company recognizes stock-based compensation in the accompanying consolidated statements of operations.

Earnings (loss) Per Share. Basic earnings (loss) per share is computed on the basis of the weighted-average number of common shares outstanding. In 2018, basic and diluted earnings per share is the same as there were no outstanding potentially dilutive securities. In 2017, basic and diluted loss per share is the same due to the net loss incurred by the Company. Earnings (loss) per common share has been computed based on the following:

	Year Ended December 31,
	2018	2017
Weighted-average number of common shares outstanding used to calculate basic and diluted earnings (loss) per common share	1,493,303	1,104,995

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies, continued

Off-Balance-Sheet Financial Instruments. In the ordinary course of business, the Company may enter into off-balance-sheet financial instruments consisting of commitments to extend credit, unused lines of credit, and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded.

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

Federal Funds Purchased. The carrying amount of federal funds purchased approximates its fair value (Level 1).

Off-Balance-Sheet Financial Instruments. Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing (Level 3).

Comprehensive income (loss). GAAP generally requires that recognized revenue, expenses, gains and losses be included in net earnings (loss). Although certain changes in consolidated assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheets, such items along with net earnings (loss), are components of comprehensive income (loss).

Accumulated other comprehensive loss consists of the following (in thousands):

	December 31,	December 31,
	2018	2017

Unrealized loss on securities available for sale	$(64)	$(334)
Unamortized portion of unrealized loss related to securities available for sale transferred to securities held-to-maturity	(377)	—
Income tax benefit	111	84

	$(330)	$(250)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies, continued

Recent Pronouncements. In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-2, Leases (Topic 842) which will require lessees to recognize on the consolidated balance sheet the assets and liabilities for the rights and obligations created by those leases with a term of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The new ASU will require both types of leases to be recognized on the consolidated balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the consolidated financial statements. The ASU is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The Company estimates that the effect of the ASU will increase assets by $276,000, liabilities by $280,000 and accumulated deficit by $4,000.

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments-Credit Losses (Topic 326). The ASU improves financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by the Company. The ASU requires the Company to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. The Company will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the condensed consolidated financial statements. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company is in the process of determining the effect of the ASU on its consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedge Activities. The ASU better aligns an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the ASU expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The ASU is effective for fiscal years beginning after December 15, 2018. The adoption of guidance will not have a material impact on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The ASU is intended to reduce the cost and complexity and to improve financial reporting for nonemployee share-based payments. The ASU expands the scope of Topic 718. Compensation Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity-Equity-Based payments to Non-Employees. The ASU is effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The adoption of this guidance will not have a material impact on the company’s consolidated financial statements.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(2) Securities. Securities have been classified according to management’s intent. The carrying amount of securities and approximate fair values are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At December 31, 2018:
Held-to-maturity –
Collateralized mortgage obligations	$7,139	$40	$(4)	$7,175
Available for sale –
SBA Pool Securities	$2,423	$—	$(64)	$2,359

At December 31, 2017 –
Securities Available for Sale:
Collateralized mortgage obligations	$8,806	$—	$(340)	$8,466
SBA Pool Securities	2,965	10	(4)	2,971

Total	$11,771	$10	$(344)	$11,437

In April 2018, the bank transferred securities of $7,945,000 from the available-for-sale category to the held-to-maturity category at their then fair values resulting in unrealized losses of $432,000. The unrealized loss which is recorded in the stockholders’ equity net of amortization and net of tax is being amortized over the remaining term of the securities. At December 31, 2018, $55,000 has been amortized.

There were no sales of securities available for sale during the year ended December 31, 2018.

The following summarizes the sale of securities available for sale during the year ended December 31, 2017 (in thousands):

Proceeds from sales	$6,448
Gross gains from sales	11
Gross loss from sales	-
Net gain from sales	$11

Securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	At December 31, 2018
	Over Twelve Months		Less Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

Held-to-maturity —
Collateralized mortgage obligations	$4	$1,361	$—	$—
Available for Sale —
SBA Pool Securities	$24	$829	$40	$1,530

	At December 31, 2017
	Over Twelve Months		Less Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

Securities Available for Sale:
Collateralized mortgage obligations	$340	8,466	—	—
SBA Pools Securities	$3	$539	$1	$540
	343	9,005	$1	$540

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

At December 31, 2018 and 2017, the unrealized losses on seven and eight investment securities, respectively were caused by market conditions. It is expected that the securities would not be settled at a price less than the book value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Available-for-sale securities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

At December 31, 2018 –
SBA Pool Securities	$2,359	$—	$2,359	$—

At December 31, 2017:
Collateralized mortgage obligations	$8,466	$—	$8,466	$—
SBA Pool Securities	2,971	—	2,971	—

	$11,437	$—	$11,437	$—

During the years ended December 31, 2018 and 2017, no securities were transferred in or out of Level 1, 2 or 3.

As of December 31, 2018, the Company had pledged Securities with a market value of $453,000 as collateral for the Federal Reserve Bank Discount Window.

The Company’s available-for-sale and held-to-maturity securities all have contractual maturity dates which are greater than ten years after December 31, 2018. Expected maturities of these securities will differ from contractual maturities because borrowers have the right to call or repay obligations with or without call or prepayment penalties.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3) Loans. The components of loans are as follows (in thousands):

	At December 31,	At December 31,
	2018	2017

Residential real estate	$27,204	$26,054
Multi-family real estate	8,195	7,356
Commercial real estate	36,634	32,152
Land and construction	1,998	1,051
Commercial	4,997	4,522
Consumer	260	794

Total loans	79,288	71,929

Add (deduct):
Net deferred loan fees, costs and premiums	155	282
Allowance for loan losses	(2,243)	(3,991)

Loans, net	$77,200	$68,220

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3) Loans, Continued. An analysis of the change in the allowance for loan losses for the years ended December 31, 2018 and 2017 follows (in thousands):

	Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Unallocated	Total

Year Ended December 31, 2018:
Beginning balance	$641	$59	$759	$22	$55	$86	$2,369	$3,991
(Credit) provision for loan losses	(97)	29	(192)	(26)	795	(44)	(2,219)	(1,754)
Charge-offs	—	—	—	—	—	(25)	—	(25)
Recoveries	—	—	—	23	—	8	—	31

Ending balance	$544	$88	$567	$19	$850	$25	$150	$2,243

Year Ended December 31, 2017:
Beginning balance	$310	$58	$787	$120	$188	$165	$2,287	$3,915
Provision (credit) for loan losses	229	1	(28)	(122)	(133)	(29)	82	—
Charge-offs	—	—	—	—	—	(67)	—	(67)
Recoveries	102	—	—	24	—	17	—	143

Ending balance	$641	$59	$759	$22	$55	$86	$2,369	$3,991

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3)	Loans, continued.

The balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2018 and 2017 follows (in thousands):

	Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Unallocated	Total
At December 31, 2018:
Individually evaluated for impairment:
Recorded investment	$954	$—	$3,861	$—	$1,928	$—	$—	$6,743
Balance in allowance for loan losses	$268	$—	$162	$—	$814	$—	$—	$1,244

Collectively evaluated for impairment:
Recorded investment	$26,250	$8,195	$32,773	$1,998	$3,069	$260	$—	$72,545
Balance in allowance for loan losses	$276	$88	$405	$19	$36	$25	$150	$999

At December 31, 2017:
Individually evaluated for impairment:
Recorded investment	$1,172	$—	$975	$—	$—	$—	$—	$2,147
Balance in allowance for loan losses	$330	$—	$83	$—	$—	$—	$—	$413

Collectively evaluated for impairment:
Recorded investment	$24,882	$7,356	$31,177	$1,051	$4,522	$794	$—	$69,782
Balance in allowance for loan losses	$311	$59	$676	$22	$55	$86	$2,369	$3,578

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3)	Loans, Continued. The following summarizes the loan credit quality (in thousands):

	Pass	OLEM (Other Loans Especially Mentioned)	Sub- standard	Doubtful	Loss	Total
At December 31, 2018:
Residential real estate	$26,250	$—	$954	$—	$—	$27,204
Multi-family real estate	8,195	—	—	—	—	8,195
Commercial real estate	31,050	1,723	3,861	—	—	36,634
Land and construction	1,998	—	—	—	—	1,998
Commercial	2,362	707	1,928	—	—	4,997
Consumer	260	—	—	—	—	260

Total	$70,115	$2,430	$6,743	$—	$—	$79,288

At December 31, 2017:
Residential real estate	$22,315	$2,494	$1,245	$—	$—	$26,054
Multi-family real estate	7,356	—	—	—	—	7,356
Commercial real estate	24,704	6,473	975	—	—	32,152
Land and construction	1,051	—	—	—	—	1,051
Commercial	2,304	2,218	—	—	—	4,522
Consumer	794	—	—	—	—	794

Total	$58,524	$11,185	$2,220	$—	$—	$71,929

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3)	Loans, Continued. Age analysis of past due loans at December 31, 2018 is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At December 31, 2018:
Residential real estate	$—	$—	$—	$—	$27,204	$—	$27,204
Multi-family real estate	—	—	—	—	8,195	—	8,195
Commercial real estate	—	—	—	—	35,254	1,380	36,634
Land and construction	—	—	—	—	1,998	—	1,998
Commercial	—	—	—	—	4,997	—	4,997
Consumer	—	—	—	—	260	—	260

Total	$—	$—	$—	$—	$77,908	$1,380	$79,288

At December 31, 2017, no loans were past due, more than thirty days and no loans were on nonaccrual.

The following summarizes the amount of impaired loans (in thousands):

	At December 31, 2018			At December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Residential real estate	$—	$—	$—	$194	$217	$—
Commercial real estate	2,259	2,259	—	231	231	—
Commercial	1,114	1,114	—	—	—	—

With related allowance recorded:
Residential real estate	954	954	268	978	978	330
Commercial real estate	1,602	1,602	162	744	744	83
Commercial	814	814	814	—	—	—

Total
Residential real estate	$954	$954	$268	$1,172	$1,195	$330
Commercial real estate	$3,861	$3,861	$162	$975	$975	$83
Commercial	$1,928	$1,928	$814	$—	$—	$—

Total	$6,743	$6,743	$1,244	$2,147	$2,170	$413

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3)	Loans, Continued. The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	For the Year Ended December 31,
	2018			2017
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received

Residential real estate	$981	$76	$76	$817	$226	$121
Commercial real estate	$677	$25	$25	$984	$52	$52
Commercial	$1,638	$86	$86	$—	$—	$—

Total	$3,296	$187	$187	$1,801	$278	$173

There were no loans modified and determined to be troubled debt restructurings during the years ended December 31, 2018 and 2017.

(4)	Premises and Equipment

A summary of premises and equipment follows (in thousands):

	At December 31,
	2018	2017
Land	$1,171	$1,171
Buildings and improvements	2,123	2,105
Furniture, fixtures and equipment	684	1,308
Leasehold improvements	127	131

Total, at cost	4,105	4,715

Less accumulated depreciation and amortization	(1,437)	(2,122)

Premises and equipment, net	$2,668	$2,593

The Company currently leases one branch facility under an operating lease. The lease contains renewal options and requires the Company to pay an allowable share of common area maintenance and real estate taxes. Rent expense under the operating lease during the years ended December 31, 2018 and 2017 was $90,000 and $73,000, respectively. At December 31, 2018, the future minimum lease payments are approximately as follows (in thousands):

Year Ending December 31,	Amount

2019	$92
2020	95
2021	98
2022	93
Total	$378

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(5)	Deposits

The aggregate amount of time deposits with a minimum denomination of $250,000 was approximately $2.7 and $1.3 million at December 31, 2018 and 2017, respectively.

A schedule of maturities of time deposits at December 31, 2018 follows (in thousands):

Year Ending December 31,	Amount
2019	$20,413
2020	3,914
2021	334
2022	1,095
2023	302
$26,058

(6)	Federal Home Loan Bank Advances, Other Available Credit and Junior Subordinated Debenture

The maturities and interest rates on the Federal Home Loan Bank (“FHLB”) advances were as follows (dollars in thousands)

Maturity
Year Ending	Interest	At December 31,
December 31,	Rate	2018	2017
2018	1.53%	$—	$5,000
2019	1.60 - 2.65%	19,600	10,500
2021	1.68%	5,000	5,000

		$24,600	$20,500

At December 31, 2018, all FHLB advances had fixed interest rates, with the exception of one advance in the amount of $9.1 million which is a daily rate credit and matures in 2019.

At December 31, 2018, the FHLB advances were collateralized by a blanket lien requiring the Company to maintain certain first mortgage loans as pledged collateral. The Company has remaining credit availability of $2.0 million which can be used if additional collateral is pledged. At December 31, 2018, the Company had loans pledged with a carrying value of $39.5 million as collateral for FHLB advances.

At December 31, 2018, the Company also had lines of credit amounting to $8.4 million with four correspondent banks to purchase federal funds. The Company also has a line of credit with the Federal Reserve Bank under which the Company may draw up to $0.4 million. The line is secured by $0.5 million in securities. There were $560,000 of federal funds purchased outstanding with one of the correspondent banks at December 31, 2018. There were no federal funds purchased outstanding at December 31, 2017.

Junior Subordinated Debenture. On September 30, 2004, the Company issued a $5,155,000 Junior Subordinated Debenture (the “Debenture”) to Optimum Bank Holdings Capital Trust I, a Delaware statutory trust formed by the Company for the purpose of issuing and selling certain securities (the “Trust Preferred Securities”) representing undivided beneficial interests in the Debenture. The trust issued a total of 5,000 Trust Preferred Securities. The Debenture has a term of thirty years. The interest rate was fixed at 6.40% for the first five years, and thereafter, the coupon rate floats quarterly at the three-month LIBOR rate plus 2.45% (5.25% at December 31, 2018). The Debenture is redeemable in certain circumstances. The terms of the Debenture allow the Company to defer payments of interest on the Debenture by extending the interest payment period at any time during the term of the Debenture for up to twenty consecutive quarterly periods.

Beginning in 2010, the Company exercised its right to defer payment of interest on the Debenture. Interest payments deferred as of December 31, 2018 totaled $1,686,350. The Company has deferred interest payments with respect to the Debenture for the maximum allowable twenty consecutive quarterly payments. The Trustee for the Debenture and the beneficial owners of the Debenture can accelerate the $5,155,000 principal balance plus accrued and unpaid interest, as a result of this default. To date, neither the Trustee nor the holders have accelerated the outstanding balance of the Debenture. No adjustments to the accompanying consolidated financial statements have been made as a result of this uncertainty. Under the Written Agreement, the Company is not able to make any interest or principal payments without the prior approval of the Federal Reserve Bank of Atlanta.

In May 2018, a company affiliated with a director of the Company (the “New Holder”) purchased all 5,000 Trust Preferred Securities from a third party. During the third quarter of 2018, the New Holder sold its rights in approximately 694 of the Trust Preferred Securities to several unaffiliated third parties, who subsequently exchanged these Trust Preferred Securities for 301,778 shares of the Company’s common stock. Due to regulatory agreement the exchange of Trust Preferred Securities for the Company’s common stock cannot reduce the prinicipal amount of the Debenture collateralizing the Trust Preferred Securities. Accordingly is recorded as an increase in the Company’s equity interest in the unconsolidated subsidiary trust, presented in “Other Assets” in the accompanying consolidated balance sheets.

Although the Company and the New Holder have not executed a formal, definitive bilateral agreement, the New Holder has provided the Company with written representations that the New Holder will not accelerate and demand payment of any of the remaining 4,306 Trust Preferred Securities principal or accrued interest within the next twelve months from the date this Annual Report, Form 10-K as of and for the year ended December 31, 2018, is filed with the Securities and Exchange Commission.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(7)	Financial Instruments

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	At December 31, 2018				At December 31, 2017
	Carrying Amount	Fair Value		Level	Carrying Amount	Fair Value		Level
Financial assets:
Cash and cash equivalents	$7,983	$7,983		1	$11,665	$11,665		1
Securities available for sale	2,359	2,359		2	11,437	11,437		2
Securities held-to-maturity	7,139	7,175		2	—	—		2
Loans	77,200	77,062		3	68,220	68,079		3
Federal Home Loan Bank stock	1,132	1,132		3	979	979		3
Accrued interest receivable	314	314		3	316	316		3

Financial liabilities:
Deposit liabilities	62,378	62,243		3	65,251	65,475		3
Federal Home Loan Bank advances	24,600	24,437		3	20,500	20,394		3
Junior subordinated debenture	5,155	N/A	(1)	3	5,155	N/A	(1)	3
Federal funds purchased	560	560		3	—	—		3
Off-balance sheet financial instruments	—	—		3	—	—		3

(1)	The Company is unable to determine value based on significant unobservable inputs required in the calculation. Refer to Note 6 for further information.

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

Commitments to extend credit, unused lines of credit, and standby letters of credit typically result in loans with a market interest rate when funded. A summary of the contractual amounts of the Company’s financial instruments with off-balance-sheet risk at December 31, 2018 follows (in thousands):

Commitments to extend credit	$1,820

Unused lines of credit	$2,735

Standby letters of credit	$-

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(8)	Income Taxes

Income tax benefit consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017
Current:
Federal	$—	$—
State	—	—

Total Current	—	—

Deferred:
Federal	182	1,633
State	38	(32)
Change in Valuation Allowance	(220)	(1,601)

Total Deferred	—	—

Total	$—	$—

The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows (dollars in thousands):

	Year Ended December 31,
	2018		2017
	Amount	% of Pretax Loss	Amount	% of Pretax Loss

Income tax benefit at statutory rate	$167	21.00%	$(200)	(34.0)%
Increase (decrease) resulting from:
State taxes, net of Federal tax benefit	38	4.77%	(21)	(3.6)%
Other permanent differences	15	1.88%	—	—%
Reduction in Federal income-tax rate	(220)	(27.65)%	1,822	309.3%
Change in valuation allowance	—	—	(1,601)	(271.7)%
	$—	—	$—	—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	At December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$3,926	$3,547
Premises and equipment	70	66
Accrued expenses	—	104
Nonaccrual loan interest	77	122
Unrealized loss on available for sale securities	111	84
Other	54	56

Gross deferred tax assets	4,238	3,979
Less: Valuation allowance	3,572	3,792

Net deferred tax assets	666	187

Deferred tax liabilities:
Allowance for loan losses	(521)	(77)
Loan costs	(34)	(26)
Total deferred tax liabilities	(555)	(103)
Net deferred tax asset	$111	$84

During the years ended December 31, 2018 and 2017, the Company assessed its earnings history and trend over the past year and its estimate of future earnings, and determined that it was more likely than not that the deferred tax assets would not be realized in the near term. Accordingly, a valuation allowance was recorded and maintained against the net deferred tax asset for the amount not expected to be realized in the future.

At December 31, 2018, the Company had net operating loss carryforwards of approximately $15.1 million for Federal tax purposes and $15.1 million for Florida tax purposes available to offset future taxable income. These carryforwards will begin to expire in 2029. A portion of the Federal and Florida net operating losses are subject to Internal Revenue Code Section 382 limitations.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(8)	Income Taxes, Continued

The Company files U.S. and Florida income tax returns. The Company is no longer subject to U.S. Federal or state income tax examinations by taxing authorities for years before 2015.

The Company regularly reviews its tax positions in each significant taxing jurisdiction in the process of evaluating its unrecognized tax benefits. The Company makes adjustments to its unrecognized tax benefits when: (i) facts and circumstances regarding a tax position change, causing a change in management’s judgment regarding that tax position; (ii) a tax position is effectively settled with a tax authority at a differing amount; and/or (iii) the statute of limitations expires regarding a tax position. The Company does not expect a change in unrecognized tax benefits in the next year.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(9)	Related Party Transactions

The Company has entered into transactions with its executive officers, directors and their affiliates in the ordinary course of business. There were no loans to related parties at December 31, 2018 or 2017. During 2018, the Company incurred approximately $99,000 in legal fees related to a law firm owned by a director. At December 31, 2018 and 2017, related parties had approximately $1,147,000 and $229,000, respectively, on deposit with the Company. At December 31, 2018, all 4,306 Trust Preferred Securities are owned by a company affiliated with a director of the Company.

(10)	Stock-Based Compensation

The Company is authorized to grant stock options, stock grants and other forms of equity-based compensation under its 2011 Equity Incentive Plan as amended (the “2011 Plan”) and its 2018 Equity Incentive Plan (the “2018 Plan”). Both plans have been approved by shareholders. The Company is authorized to issue up to 210,000 shares of common stock under the 2011 Plan as amended, of which 208,881 have been issued, and 1,119 shares remain available for grant, and up to 250,000 shares of common stock under the 2018 Plan, of which 100,000 have been issued, and 150,000 shares remain available for grant.

The Company’s only grants under the 2011 Plan as amended have been the issuance of shares of common stock to directors for director’s fees and compensation for services rendered. As of April 1, 2017, the Company discontinued the issuance of common stock as a method of payment of director’s fees.

During 2018, the sale of 20,814 shares of common stock to a director of the Company, and the issuance of 79,186 shares of common stock in exchange for 7 shares of the Company’s preferred stock held by a director in April 2018, were treated as grants under the 2018 Plan. Please refer to the Company’s Forms 8-K filed with the Securities and Exchange Commission on November 16, 2018 and January 10, 2019 for further details.

During year ended December 31, 2017, the Company accrued compensation expense of $8,858 with respect to 2,821 shares to be issued to directors at a value of $3.14 per share on account of director’s fees accrued during the first quarter of 2017. These shares were issued in 2018.

During the year ended December 31, 2018, the Company accrued compensation expense of $200,000 with respect to 36,101 shares issued to a director for services performed in 2018. The Company had previously agreed to issue 105,820 shares to this director for services performed in 2016 and 2017. These shares were issued in 2018.

(11) Regulatory Matters. The Bank is subject to various regulatory capital requirements administered by the bank regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(11) Regulatory Matters, Continued

Effective January 1, 2015, the Bank became subject to the new Basel III capital level threshold requirements under the Prompt Corrective Action regulations with full compliance with all of the final rule’s requirements phased in over a multi-year schedule. These new regulations were designed to ensure that banks maintain strong capital positions even in the event of severe economic downturns or unforeseen losses.

Changes that could affect the Bank going forward include additional constraints on the inclusion of deferred tax assets in capital and increased risk weightings for nonperforming loans and acquisition/development loans in regulatory capital. Beginning on January 1, 2016, the Bank became subject to the capital conservation buffer rules which places limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers. In order to avoid these limitations, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. As of December 31, 2018 and 2017, the Bank’s capital conservation buffer exceeds the minimum requirements of 1.875% and 1.250%, respectively. The required conservation buffer of 2.50% is effective January 1, 2019.

The following table shows the Bank’s capital amounts and ratios and regulatory thresholds at December 31, 2018 and 2017 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
As of December 31, 2018:
Total Capital to Risk-Weighted Assets	$12,155	15.86%	$6,132	8.00%	$7,665	10.00%
Tier I Capital to Risk-Weighted Assets	11,181	14.59	4,599	6.00	6,132	8.00
Common equity Tier I capital to Risk-Weighted Assets	11,181	14.59	3,449	4.50	4,983	6.50
Tier I Capital to Total Assets	11,181	11.68	3,828	4.00	4,785	5.00

As of December 31, 2017:
Total Capital to Risk-Weighted Assets	$10,484	15.08%	$5,561	8.00%	$6,951	10.00%
Tier I Capital to Risk-Weighted Assets	9,577	13.78	4,170	6.00	5,561	8.00
Common equity Tier I capital to Risk-Weighted Assets	9,577	13.78	3,128	4.50	4,518	6.50
Tier I Capital to Total Assets	9,577	8.89	4,307	4.00	5,383	5.00

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(11) Regulatory Matters, Continued

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

(12) Dividends.

The Company is limited in the amount of cash dividends that may be paid. Banking regulations place certain restrictions on dividends and loans or advances made by the Bank to the Holding Company. The amount of cash dividends that may be paid by the Bank to the Holding Company is based on the Bank’s net earnings of the current year combined with the Bank’s retained earnings of the preceding two years, as defined by state banking regulations. However, for any dividend declaration, the Company must consider additional factors such as the amount of current period net earnings, liquidity, asset quality, capital adequacy and economic conditions. It is likely that these factors would further limit the amount of dividends which the Company could declare. In addition, bank regulators have the authority to prohibit banks from paying dividends if they deem such payment to be an unsafe or unsound practice. At December 31, 2018, the Bank and Holding Company could not pay cash dividends (See Note 11).

(13) Contingencies.

Various claims also arise from time to time in the normal course of business. In the opinion of management, none have occurred that will have a material effect on the Company’s consolidated financial statements.

(14) Retirement Plans.

The Company has a 401(k) Profit Sharing plan covering all eligible employees who are over the age of twenty-one and have completed one year of service. The Company may make a matching contribution each year. The Company did not make any matching contributions in connection with this plan during the years ended December 31, 2018 or 2017.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(15)	Fair Value Measurement

Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan. Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis are as follows (in thousands):

	At December 31, 2018
	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations For the Year Ended December 31, 2018
Residential real estate	$686	$—	$—	$686	$268	$—
Commercial real estate	1,312	—	—	1,312	71	—
	1,998	—	—	1,998	339	—

	At December 31, 2017
	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations For the Year Ended December 31, 2017
Residential real estate	$648	$—	$—	$648	$330	$—

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(16)	Holding Company Financial Information

The Holding Company’s unconsolidated financial information as of December 31, 2018 and 2017 and for the years then ended follows (in thousands):

Condensed Balance Sheets

	At December 31,
	2018	2017
Assets

Cash	$245	$51
Investment in subsidiary	10,851	9,327
Other assets	1,103	200

Total assets	$12,199	$9,578

Liabilities and Stockholders’ Equity

Other liabilities	$1,738	$1,878
Junior subordinated debenture	5,155	5,155
Stockholders’ equity	5,306	2,545

Total liabilities and stockholders’ equity	$12,199	$9,578

Condensed Statements of Operations

	Year Ended December 31,
	2018	2017
Earnings of subsidiary	$1,604	$79
Interest expense	(298)	(227)
Other expense	(510)	(441)

Net earnings (loss)	$796	$(589)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2018	2017
Cash flows from operating activities:
Net earnings (loss)	$796	$(589)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Stock compensation for services	—	21
Equity in undistributed earnings of subsidiary	(1,604)	(79)
Increase in other liabilities	475	525
Decrease (increase) in other assets	2	(19)

Net cash used in operating activities	(331)	(141)

Cash flow from investing activities-
Investment in subsidiary	—	(2)

Cash flow from financing activities –
Proceeds from sale of common stock	525	30
Net increase (decrease) in cash	194	(113)

Cash at beginning of the year	51	164

Cash at end of year	$245	$51

Noncash transactions:
Change in accumulated other comprehensive loss of subsidiary, net change in unrealized loss on securities available for sale, net of income taxes	$(80)	$2
Reclassification of stock compensation from other liabilities to common stock	615	—

Issuance of common stock in exchange for Trust Preferred Securities	905	—

(17)	Preferred Stock

Prior to 2016, the Company issued 7 shares of Series A Preferred Stock (the “Series A Preferred”) at a price of $25,000 per share to a director. Each share of the Series A Preferred had an initial liquidation preference of $25,000 per share and was entitled to cumulative dividends at the rate of 10% per annum, provided that no dividends would be declared, paid or set aside for payment to the extent such act would cause the Company to fail to comply with any applicable regulatory requirements. In April 2018, the Company issued 79,186 shares of Common Stock in exchange for the 7 outstanding shares of the Series A Preferred.

(18)	Bank Secrecy Act (“BSA”) Lookback Review.

The Bank is required to perform a BSA lookback review. The Bank expects the cost of the BSA lookback review to be $235,000 based on an independent firm’s proposal for services. The proposal and ultimate agreement is subject to FDIC review and approval. Until the approval is received, these BSA services cannot be rendered. Once the BSA lookback review begins, the independent firm has 120 days to complete the work. At December 31, 2018, the Bank has accrued $235,000 for the proposed services.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, the Company used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its evaluation under the framework in Internal Control-Integrated Framework, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2018.

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

(c) Changes in Internal Controls

The Company has made no significant changes in its internal controls over financial reporting during the year ended December 31, 2018 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

(d) Limitations on the Effectiveness of Controls

The Company’s management, including its Principal Executive Officer and Principal Financial Officer, does not expect that its disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

A list of the Company’s executive officers and biographical information about them and its directors will be included in the definitive Proxy Statement for its 2019 Annual Meeting of Stockholders, which will be filed within 120 days of the end of its fiscal year ended December 31, 2018 (the “2019 Proxy Statement”) and is incorporated herein by reference. Information about its Audit Committee may be found in the Proxy Statement. That information is incorporated herein by reference.

Item 11. Executive Compensation

Information relating to the Company’s executive officer and director compensation and the compensation committee of its board of directors will be included in the 2019 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to security ownership of certain beneficial owners of its common stock and information relating to the security ownership of its management will be included in the 2019 Proxy Statement and is incorporated herein by reference.

The Company had two compensation plans under which shares of its common stock were issuable at December 31, 2018. The plans are the 2011 Equity Compensation Plan, as amended, and the 2018 Equity Compensation Plan, previously approved by its stockholders. The following table sets forth information as of December 31, 2018 with respect to the number of shares of the Company’s common stock issuable pursuant to these plans.

Equity Compensation Plan Information

The following table provides information generally as of December 31, 2018, regarding securities to be issued on exercise of stock options, and securities remaining available for issuance under the Company’s equity compensation plans that were in effect during fiscal year 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under the equity compensation plans
Equity compensation plans approved by stockholders	—	$—	151,119
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	151,119

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence will be included in the 2019 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accounting fees and services will be included in the 2019 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

3.1	Articles of Incorporation (incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 11, 2004)

3.2	Articles of Amendment to the Articles of Incorporation, effective as of January 7, 2009 (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 31, 2009)

3.3	Articles of Amendment to the Articles of Incorporation, effective as of November 5, 2010 (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K, filed with the SEC on November 5, 2010)

3.4	Articles of Amendment to the Articles of Incorporation, effective as of September 29, 2011 (incorporated by reference from Current Report on Form 8-K, filed with the SEC on October 4, 2011)

4.3	Bylaws (incorporated by reference from Current Report on Form 8-K filed with the SEC on May 11, 2004)

4.1	Form of stock certificate (incorporated by reference from Quarterly Report on Form 10-QSB filed with the SEC on August 12, 2004)

10.1	Amended and Restated Stock Option Plan (incorporated by reference from Annual Report on Form 10-KSB filed with the SEC on March 31, 2006)

10.2	OptimumBank Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference from Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.3	OptimumBank Holdings, Inc. Director Compensation Plan (incorporated by reference from Annual Report on Form 10-K filed with the SEC on March 30, 2012)

10.4	Written Agreement by and between OptimumBank Holdings, Inc. and Federal Reserve Bank of Atlanta dated June 22, 2010 (incorporated by reference from Quarterly Report on Form 10-Q filed with the SEC on November 15, 2010)

10.5	Amended and Restated Stock Purchase Agreement, dated as of December 5, 2011, between OptimumBank Holdings, Inc. and Moishe Gubin (incorporated by reference from Current Report on Form 8-K filed with the SEC on December 9, 2011)

10.6	Amended and Restated Stock Purchase Agreement, dated as of March 22, 2013, between OptimumBank Holdings, Inc. and Moishe Gubin (incorporated by reference from Current Report on Form 8-K filed with the SEC on March 28, 2013)

10.98	Form of Registration Rights Agreement between OptimumBank Holdings, Inc. and Moishe Gubin (incorporated by reference from Current Report on Form 8-K filed with the SEC on October 31, 2011)

10.9	Form of Registration Rights Agreement between OptimumBank Holdings, Inc. and Investors (incorporated by reference from Current Report on Form 8-K filed with the SEC on October 31, 2011)

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated by reference from Annual Report on Form 10-K filed with the SEC on March 31, 2010)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Principal Executive Officer under 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer under 18 U.S.C. Section 1350

EXHIBIT INDEX

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this 10-K report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lauderdale, State of Florida, on the 27 day of March, 2019.

OPTIMUMBANK HOLDINGS, INC.

/s/ Timothy Terry
Timothy Terry
Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 2019.

Signature	Title

/s/ Timothy Terry	Principal Executive Officer
Timothy Terry

/s/ David L. Edgar	Principal Financial Officer
David L. Edgar

/s/ H Fai Chan	Director
H Fai Chan

/s/ Moishe Gubin	Director
Moishe Gubin

/s/ Martin Schmidt	Director
Martin Schmidt

/s/ Joel Klein	Director
Joel Klein

/s/ Avi M. Zwelling	Director
Avi M. Zwelling

/s/ Jeffry Wagner	Director
Jeffry Wagner

