Form 10-K/A
period 2018-12-31
OptimumBank Holdings, Inc.
filed 2019-04-30
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed by OptimumBank Holdings, Inc. (the “Company”) to amend the Annual Report on Form 10-K for the year ended December 31, 2018 filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 27, 2019 (the “Original Report”) to include the information required to be disclosed by Part III, Items 10 - 14 of Form 10-K. Except for Items 10 - 14 of Part Ill and Item 15 of Part IV, no other information included in the Original Report is changed by this amendment.

As required pursuant to the Securities Exchange Act of 1934, as amended, this Amendment also includes updated certifications from the Company’s Principal Executive Officer and Principal Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

i

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Our Board of Directors currently consists of seven members. Directors hold office until the next annual meeting of shareholders and until their successors are elected and qualified. The Board of Directors has nominated each of the current Directors for election at the 2019 annual meeting.

The Company is currently seeking additional candidates to serve as Directors.

The persons currently serving as Diractors of the Company are:

Moishe Gubin, age 42, has served as a Director of the Company and OptimumBank since March 2010. Mr. Gubin is Chief Executive Officer of Strawberry Fields REIT, a real estate holding company, which owns properties in multiple states, and owns many other businesses. Mr. Gubin graduated from Touro Liberal Arts and Science College, in New York, New York, with a BS in Accounting and Information Systems and a Minor in Jewish Studies. Mr. Gubin is the founder of the Midwest Torah Center Inc., a non-profit spiritual outreach center (www.midwesttorah.org). He also attended Yeshiva Bais Israel where he received a BA in Talmudic Literature. Mr. Gubin has been a licensed Certified Public Accountant in the State of New York since 2010.

Joel Klein, age 72, became a Director of the Company and OptimumBank in February 2012. Mr. Klein has been retired since 2011. From 2006 until 2010, he served as Chief Financial Officer for Chicago-based Taxi Affiliation Services, LLC, a company that provides support services to transportation companies in five states and over twenty separate municipalities. Between 1994 and 2005, he was a vice president at The Stamford Group, Inc., a Connecticut based provider of investment and merchant banking services. Prior to his service with The Stamford Group, Mr. Klein served in various financial management capacities, including Chief Financial Officer, Controller, and Senior Accountant with various firms, including Equilease Corporation, Choice Drug Systems, Inc., The Leasing Equipment Group, Ltd., I.C. Herman & Co., Goldstein, Golub, Kessler & Co. CPA’s, and Brout, Isaacs & Co. CPA’s. Mr. Klein received a Bachelor of Science degree in Accounting from Brooklyn College in 1969. He has been licensed as a CPA in the State of New York since 1972.

Martin Z. Schmidt, age 71, became a Director of the Company and OptimumBank in August 2015. Mr. Schmidt has been in the financial and estate planning, securities and insurance industries since 1975. Since 2013, he has been an independent financial consultant with National Holdings Corp/Gilman Ciocia. In 2007, he served in a marketing capacity and liaison to the national senior accounting firms for Twenty-First Securities, Inc., introducing market based solutions for tax and corporate based problems within their institutional client base. From 1993 to 2000, he served as a Vice President and Branch Manager for multiple branches of Advest, Inc., a major regional securities and investment management firm. Mr. Schmidt served with the 423rd Military Police, U.S. Army Reserve, for five years, completed 3 years of coursework towards an MBA in Management Science and Statistics at the Lubin Graduate School of Business Administration in 1973, and graduated Brooklyn College with a B.A. in Economics in 1969.

Avi M. Zwelling, age 46, became a Director of the Company and OptimumBank in December 2017. Mr. Zwelling is the managing partner of Stern Zwelling, LLC, which is located in Boca Raton, Florida. The firm handles commercial litigation, banking, real estate, and trusts and estates matters. Mr. Zwelling graduated from Columbia University in New York, New York, with a B.A. in Comparative Religion, and earned a law degree from the Benjamin N. Cardozo School of Law, also in New York, New York. Mr. Zwelling has been providing legal services to the Company since 2012.

Thomas Procelli, age 64, has served as a Director of the Company since July 25, 2017 and OptimumBank since October 2012. Mr. Procelli is Director of Operations for Better Living Solutions, a Tallahassee counseling and wellness outpatient center specializing in eating disorder treatment and offers financial institution and business support services through his firm TAP Independent Consulting. Mr. Procelli served as an Executive Vice President since the founding of OptimumBank in October 2000 through September 2015 in the positions of Chief Technology Officer and Chief Operating Officer. Mr. Procelli has been in banking for over 40 years having a diverse background in operations, information systems, compliance and audit. Outside of banking, he has worked in public accounting at the firm of Coopers and Lybrand and mortgage origination software product development at Fiserv. He received his MBA in Finance in 1979 and his BBA degree in Accounting in 1976 from Hofstra University located in Hempstead, New York.

Chan Heng Fai Ambrose, age 74, has served as a Director since June 2018. Mr. Chan is an expert in banking and finance, with years of experience in these industries. He has also restructured 35 companies in various industries and countries in the past 40 years. Mr. Chan serves as the CEO of Singapore eDevelopment Limited (“Singapore eDevelopment”), a limited company listed on the Catalist of the Singapore Exchange Securities Trading Limited. Singapore eDevelopment is a diversified holding company. He was appointed as a director of Singapore eDevelopment in March 2014. He is also Non-Executive Director of ASX-listed bio-technology company Holista Colltech Limited, a position he has held since July of 2013. From September of 1992 until July of 2015, Mr. Chan also served as Managing Chairman of HKSE-listed Heng Fai Enterprises Limited, a holding company now known as ZH International Holdings Limited. He also served as director of Global Medical REIT Inc. (NYSE: GMRE) from December of 2013 until July of 2015 and as director of American Housing REIT Inc. from October of 2013 to July of 2015.

Jeffry Wagner, age 65, became a Director of the Company and OptimumBank in November 2018. Mr. Wagner retired in 2015 after serving as Executive Vice President, CFO and Secretary of OptimumBank since 2013. Prior to his tenure at OptimumBank, Mr. Wagner was [Executive Officer,] CFO/Treasurer at Florida Business Bank in Melbourne, Florida from 2007 until 2012 and SVP of Planning & Analysis for Huntington Bancshares in Columbus, Ohio between 1993 and 2002. Mr. Wagner is also a Trustee for the Reeves Foundation, an Ohio-based private foundation. He graduated from Bowling Green University in 1978 with a B.A. in Economics and International Business.

Officers of the Company

The Board of Directors is seeking to appoint Moishe Gubin as the Company’s Chief Executive Officer. Mr. Gubin has submitted requests for the required regulatory approvals to serve as Chief Executive Officer of the Company. These requests are currently pending.

From October 2015 to June 2016, Joel Klein, a Director of the Company, acted as the Company’s principal executive officer and principal financial officer on an interim basis. Since June 2016, Timothy Terry, President and Chief Executive Officer of the Bank, has been acting as the Principal Executive Officer for the Company, and since October 16, 2017, David Edgar, Controller of the Bank, has been acting as the Principal Financial Officer for the Company.

The backgrounds of Mr. Terry and Mr. Edgar are set forth below.

Timothy Terry, age 63, was appointed President and Chief Executive Officer of the Bank in February 2013 and was appointed Chief Operating Officer of the Bank in 2018. Mr. Terry has been in banking for 35 years and most recently served as President/CEO of Putnam State Bank in Palatka, Florida. Prior to joining OptimumBank, he served as President, CEO and Senior Loan Officer for Enterprise Bank of Florida in North Palm Beach, Florida, and held senior lending, branch administration & sales management positions at Palm Beach National Bank & Trust, Flagler National Bank of the Palm Beaches and Comerica Bank. Mr. Terry received his BBA degree in finance from Western Michigan University located in Kalamazoo, Michigan. He is also a graduate of the American Bankers Association Stonier Graduate School of Banking at the University of Delaware.

David Edgar, age 56, was appointed Controller of the Bank in October 2017. Mr. Edgar has been in banking for 34 years and most recently served as Senior Vice President and Chief Financial Officer of FirstCity Bank of Commerce in Palm Beach Gardens, Florida. Mr. Edgar received his Bachelor of Accounting degree from the University of Alabama. He is also a graduate of the Graduate School of Banking at Louisiana State University.

The Board of Directors Meetings and Committees

The Company’s Board of Directors met 12 times during 2018. The independent directors met once in executive session without management during 2018. Each of the current members of the Board of Directors attended at least 75% of the meetings of the Board and committees on which he served while he has been a Director. The Company’s Board of Directors has established several standing committees, including the following:

Compensation Committee

The Compensation Committee currently consists of Moishe Gubin (Chairman), Joel Klein and Avi Zwelling. Mr. Gubin, Mr. Klein and Mr. Zwelling are independent under the NASDAQ listing standards. The Compensation Committee reviews and recommends to the Board of Directors the compensation arrangements for executive management and non-employee directors. The Compensation Committee met once during 2018, and operates under a written charter. A copy of the current Compensation Committee Charter can be viewed on the Company’s website at www.optimumbank.com/information-center/corporate-governance.

In 2018, no executive officer had a role in determining or recommending the amount or form of outside director compensation. The Compensation Committee does not delegate its authority to any other persons. The Compensation Committee does not use consultants to determine or recommend the amount or form of compensation arrangements.

Nominating Committee

The Nominating Committee currently consists of Mr. Gubin (Chairman), Mr. Klein, and Mr. Zwelling. The committee evaluates new candidates and current directors, and recommends candidates to the Board to fill vacancies occurring between annual shareholder meetings. A copy of the charter for the Nominating Committee can be viewed on the Company’s website at www.optimumbank.com/information-center/corporate-governance.

The Nominating Committee will initially consider nominating the Company’s existing directors for re-election to the Board as appropriate or other director nominees proposed, as appropriate, by the directors, and in doing so considers each director’s independence, if required, share ownership, skills, performance and attendance at a minimum of 75% of the Board and respective committee meetings. In evaluating any candidates for potential director nomination, the Nominating Committee will consider candidates that are independent, if required, who possess personal and professional integrity, have good business judgment, relevant experience and skills, including banking, financial, real estate and/or legal expertise, who would be effective as a director in conjunction with the full Board, who would commit to attend Board and committee meetings, and whose interests are aligned with the long-term interests of the Company’s shareholders.

The Nominating Committee will consider director candidates recommended by shareholders, provided the recommendation is in writing and delivered to the Corporate Secretary of the Company at the principal executive offices of the Company not later than the close of business on the 120th day prior to the first anniversary of the date on which the Company first mailed its proxy materials to shareholders for the preceding year’s annual meeting of shareholders. The nomination and notification must contain the nominee’s name, address, principal occupation, total number of shares owned, consent to serve as a director, and all information relating to the nominee and the nominating shareholder as would be required to be disclosed in solicitation of proxies for the election of such nominee as a director pursuant to the SEC’s proxy rules.

Audit Committee

The Audit Committee of the Board of Directors is responsible for the oversight of the Company’s financial and accounting reporting processes and the audits of the Company’s financial statements. The Audit Committee is currently composed of three non-employee directors consisting of Jeffry Wagner (Chairman), Thomas Procelli and Martin Schmidt. The Audit Committee operates under a written charter adopted and approved by the Board of Directors. A copy of the current Audit Committee Charter can be viewed on the Company’s website at www.optimumbank.com/information-center/corporate-governance.

The Board determined that all of the members of the Audit Committee were financially literate and independent in accordance with the NASDAQ listing standards applicable to audit committee members. The Board has determined that Jeffry Wagner is an “audit committee financial expert” as defined by SEC rules. The Audit Committee met four times during 2018.

Shareholder Communications with the Board of Directors

The Board of Directors has adopted a formal process by which shareholders may communicate with the Board. Shareholders who wish to communicate with the Board may do so by sending written communications addressed to: Board of Directors, OptimumBank Holdings, Inc. at 2477 East Commercial Boulevard, Fort Lauderdale, Florida 33308, Attention: Mary Franco. All communications will be compiled by the Corporate Secretary and submitted to the members of the Board. Concerns about accounting or auditing matters or possible violations of the Company’s Code of Ethics should be reported under the procedures outlined in the Company’s Whistleblower Policy. Our Whistleblower Policy is available on the Company’s website at www.optimumbank.com/information-center/corporate-governance.

Board Leadership Structure and Role in Risk Oversight

The Company’s policy is to separate the roles of chairman and chief executive officer of the Company. At the present time, the Company does not have any person serving as the Chairman of the Board.

The Board believes that risk management is an important component of the Company’s corporate strategy. While we assess specific risks at the Company’s committee levels, the Board, as a whole, oversees the Company’s risk management process, and discusses and reviews with management major policies with respect to risk assessment and risk management. The Board is regularly informed through committee reports about the Company’s risks. The Audit Committee reviews and assesses the Company’s processes to manage financial reporting risk. It also reviews the Company’s policies for risk assessment and assesses steps management has taken to control significant risks. The Compensation Committee oversees risks relating to compensation practices and policies.

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, as well as persons who own 10% or more of a class of the Company’s equity securities, to file reports of their ownership of the Company’s securities, as well as statements of changes in such ownership, with the SEC. The Company believes that all such filings required during 2018 were made on a timely basis, except for a Form 3 on behalf of Mr. Wagner and a Form 5 on behalf of Messrs. Gubin, Klein, Procelli, Schmidt and Zwelling with respect to their director compensation.

Code of Ethics

The Company has a Code of Ethics that applies to its chief executive officer, chier operating officer, chief financial officer (who is also its chief accounting officer) and controller. This Code of Ethics is also posted on its website at www.optimumbank.com/corpgovernance.html.

Item 11. Executive Compensation

The following table shows the compensation paid by the Company and the Bank for 2018 and 2017 to the persons acting as principal executive officer and principal financial officer. The Company did not have any persons serving as executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation($)	Total Compensation($)
Timothy Terry (1)	2018	$225,000	-	$8,400	$233,400
President, Chief Executive Officer	2017	$225,000	-	$8,400	$233,400
and Chief Operating Officer of the Bank
David Edgar (2)	2018	$165,000	-	-	$165,000
Controller of the Bank	2017	$31,855	-	-	$31,855
James Odza (3)	2017	$90,440	-	-	$90,440
Former Chief Financial Officer of the Bank

(1) All other compensation for Mr. Terry in each year represents an auto allowance.

(2) Mr. Edgar’s employment commenced in October 2017.

(3) Mr. Odza’s employment was terminated in August 2017.

Stock Options

No stock options were granted to any of the executive officers in 2018. None of the Company’s executive officers holds any stock options.

Director Compensation

Each Director receives compensation for serving on the Board of Directors and committees of the Board. Mr. Gubin receives $1,650 for each Board meeting attended, and all other directors receive $1,100 for each Board meeting attended. For Audit Committee meetings, the Chairman receives compensation of $400 for each meeting attended, and the members receive $300. For Compensation Committee meetings, Mr. Gubin receives compensation of $125 for each meeting attended and the other members receive $100. Mr. Gubin also receives $200,000 per year for additional services as a director, payable in shares of the Company’s common stock (based on the fair market value on the date of issuance).

Director Compensation Table For 2018

Name	Cash Compensation($)	Stock Awards($)		All Other Compensation ($)	Total($)
Moishe Gubin	$21,750	$200,000	(1)	$0	$221,750
Joel Klein	15,000	0		0	15,000
Martin Schmidt	15,400	0		0	15,400
Thomas Procelli	13,600	0		0	13,600
Avi M. Zwelling	10,800	0		0	10,800
Chan Heng Fai Ambrose	3,300	0		0	3,300
Jeffry Wagner	0	0		0	0
Total	$79,850	$200,000		$0	$279,850

(1)	This amount represents the fair value of the stock grant made to Mr. Gubin in payment of a portion of his director’s fees in 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This following table sets forth information regarding the beneficial ownership of the common stock as of December 31, 2018 for:

●	each of the directors and executive officers of the Company and the Bank;

●	all of the directors and executive officers of the Company and the Bank as a group; and

●	each other person known by the Company to own beneficially more than 5% of the Company common stock.

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

Name of Beneficial Owners	Number of Shares Beneficially Owned	Percent of Class[1]
Directors and Executive Officers
Moishe Gubin, Director	76,327	4.11%
Joel Klein, Director	31,404	1.69%
Thomas Procelli, Director	3,623	0.19%
Martin Schmidt, Director	7,653	0.41%
Avi Zwelling, Director	31,118	1.67%
Chan Heng Fai Ambrose, Director	104,480	5.62%
Jeffry Wagner, Director	0	0%
Timothy Terry, President, Chief Executive Officer and Chief Operating Officer of the Bank	0	0%
David Edgar, Controller of the Bank	0	0%
All directors and executive officers as a group	254,605	13.70%

Principal Shareholders
Midwest Torah Center 2516 S. Twyckenham Dr. South Bend, Indiana 46614	94,425	5.08%
Wrights Mill Holdings LLC 16 Wrights Mill Road Armonk, New York 10540-1130	100,000	5.38%
Barry Webster 1840 58th Street Brooklyn, New York 11204-2027	134,111	7.22%
The Elisha Rothman Irrevocable Trust 3570 N.E. 190th Street, Apt. 3900 Miami, Florida 33180-2466	179,553	9.66%

1 Based on 1,858,020 shares of common stock outstanding on December 31, 2018

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

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under the equity compensation plan
Equity compensation plans approved by stockholders	—	$—	151,119
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	151,119

Item 13. Certain Relationships and Related Transactions, and Director Independence

Since January 1, 2018, there have been no transactions or any proposed transactions in which the Company was or is a party, in which the amount involved exceeded $120,000, and in which a director, director nominee, executive officer, holder of more than 5% of the Company’s common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Loans to Officers, Directors and Affiliates

The Bank offers loans in the ordinary course of business to its directors and employees, including executive officers, their related interests and immediate family members. Applicable law and Bank policy require that these loans be on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties, and must not involve more than the normal risk of repayment or present other unfavorable features. Loans to individual employees, directors and executive officers must also comply with the Bank’s lending policies and statutory lending limits, and directors with a personal interest in any loan application are excluded from the consideration of such loan application.

Director Independence

The Board of Directors analyzed the independence of each director and determined that Chan Heng Fai Ambrose, Moishe Gubin, Joel Klein, Thomas Procelli, Martin Schmidt, Avi Zwelling and Jeffry Wagner, each meet the standards of independence under the listing standards of the NASDAQ Stock Market (“NASDAQ”).

Item 14. Principal Accounting Fees and Services

Hacker Johnson & Smith, P.A., the Company’s independent registered public accounting firm, audited the Company’s consolidated financial statements for the fiscal year ended December 31, 2018.

Audit Fees

The following table is a summary of the fees billed to the Company by Hacker, Johnson & Smith, P.A. for professional services rendered for the years ended December 31, 2018 and 2017:

Fee Category	2017 Fees	2018 Fees
Audit Fees	$60,000	$73,000

Audit Fees. Consists of fees billed for professional services rendered for the audit of the Company’s financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Hacker, Johnson & Smith, P.A. in connection with statutory and regulatory filings or engagements.

Pre-approved Services. Consistent with SEC rules regarding auditor independence, the Company’s Audit Committee Charter requires the Audit Committee to pre-approve all audit services and non-audit services permitted by law and Audit Committee policy (including the fees and terms of such services) to be performed for the Company by the independent auditors, subject to the “de minimis” exceptions for non-audit services described in SEC rules that are approved by the Audit Committee prior to the completion of the audit. The Audit Committee may delegate pre-approval authority to a member of the committee. The decisions of any committee member to whom pre-approval is delegated must be presented to the Audit Committee at its next scheduled meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules

3.1	Articles of Incorporation (incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 11, 2004)

3.2	Articles of Amendment to the Articles of Incorporation, effective as of January 7, 2009 (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 31, 2009)

3.3	Articles of Amendment to the Articles of Incorporation, effective as of November 5, 2010 (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K, filed with the SEC on November 5, 2010)

3.4	Articles of Amendment to the Articles of Incorporation, effective as of September 29, 2011 (incorporated by reference from Current Report on Form 8-K, filed with the SEC on October 4, 2011)

4.3	Bylaws (incorporated by reference from Current Report on Form 8-K filed with the SEC on May 11, 2004)

4.1	Form of stock certificate (incorporated by reference from Quarterly Report on Form 10-QSB filed with the SEC on August 12, 2004)

10.1	Amended and Restated Stock Option Plan (incorporated by reference from Annual Report on Form 10-KSB filed with the SEC on March 31, 2006)

10.2	OptimumBank Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference from Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.3	OptimumBank Holdings, Inc. Director Compensation Plan (incorporated by reference from Annual Report on Form 10-K filed with the SEC on March 30, 2012)

10.4	Written Agreement by and between OptimumBank Holdings, Inc. and Federal Reserve Bank of Atlanta dated June 22, 2010 (incorporated by reference from Quarterly Report on Form 10-Q filed with the SEC on November 15, 2010)

10.5	Amended and Restated Stock Purchase Agreement, dated as of December 5, 2011, between OptimumBank Holdings, Inc. and Moishe Gubin (incorporated by reference from Current Report on Form 8-K filed with the SEC on December 9, 2011)

10.6	Amended and Restated Stock Purchase Agreement, dated as of March 22, 2013, between OptimumBank Holdings, Inc. and Moishe Gubin (incorporated by reference from Current Report on Form 8-K filed with the SEC on March 28, 2013)

10.98	Form of Registration Rights Agreement between OptimumBank Holdings, Inc. and Moishe Gubin (incorporated by reference from Current Report on Form 8-K filed with the SEC on October 31, 2011)

10.9	Form of Registration Rights Agreement between OptimumBank Holdings, Inc. and Investors (incorporated by reference from Current Report on Form 8-K filed with the SEC on October 31, 2011)

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated by reference from Annual Report on Form 10-K filed with the SEC on March 31, 2010)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Principal Executive Officer under 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer under 18 U.S.C. Section 1350

EXHIBIT INDEX

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1) Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2019 and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this 10-K/A report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lauderdale, State of Florida, on the 30th day of April, 2019.

OPTIMUMBANK HOLDINGS, INC.

/s/ Timothy Terry
Timothy Terry
Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 30, 2019.

Signature	Title

/s/ Timothy Terry	Principal Executive Officer
Timothy Terry

/s/ David L. Edgar	Principal Financial Officer
David L. Edgar

/s/ H Fai Chan	Director
H Fai Chan

/s/ Moishe Gubin	Director
Moishe Gubin

/s/ Martin Schmidt	Director
Martin Schmidt

/s/ Joel Klein	Director
Joel Klein

/s/ Avi M. Zwelling	Director
Avi M. Zwelling

/s/ Thomas Procelli	Director
Thomas Procelli

/s/ Jeffry Wagner	Director
Jeffry Wagner

