Form 10-Q
period 2019-03-31
OptimumBank Holdings, Inc.
filed 2019-05-14
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,858,020 shares of Common Stock, $.01 par value, issued and outstanding as of May 6, 2019.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

i

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets:
Cash and due from banks	$2,212	$1,934
Interest-bearing deposits with banks	11,347	6,049
Total cash and cash equivalents	13,559	7,983
Securities available for sale	2,191	2,359
Securities held-to-maturity (fair value of $7,066 and 7,175)	6,955	7,139
Loans, net of allowance for loan losses of $2,047 and $2,243	78,498	77,200
Federal Home Loan Bank stock	642	1,132
Premises and equipment, net	2,669	2,668
Accrued interest receivable	324	314
Other assets	1,884	1,573

Total assets	$106,722	$100,368
Liabilities and Stockholders’ Equity:

Liabilities:
Noninterest-bearing demand deposits	11,641	9,638
Savings, NOW and money-market deposits	41,609	26,682
Time deposits	27,574	26,058

Total deposits	80,824	62,378

Federal Home Loan Bank advances	13,000	24,600
Federal funds purchased	-	560
Junior subordinated debenture	5,155	5,155
Official checks	265	274
Other liabilities	2,305	2,095

Total liabilities	101,549	95,062

Commitments and contingencies (Notes 7 and 9)
Stockholders’ equity:
Preferred stock, no par value; 6,000,000 shares authorized: Designated Series A, no par value, $25,000 liquidation value per share, no shares issued and outstanding	—	—
Common stock, $.01 par value; 5,000,000 shares authorized, 1,858,020 shares issued and outstanding	18	18
Additional paid-in capital	36,128	36,128
Accumulated deficit	(30,660)	(30,510)
Accumulated other comprehensive loss	(313)	(330)

Total stockholders’ equity	5,173	5,306
Total liabilities and stockholders’ equity	$106,722	$100,368

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2019	2018
Interest income:
Loans	$1,090	$916
Securities	50	61
Other	62	35

Total interest income	1,202	1,012

Interest expense:
Deposits	289	112
Borrowings	164	148

Total interest expense	453	260

Net interest income	749	752

Provision for loan losses	—	—

Net interest income after provision for loan losses	749	752

Noninterest income:
Service charges and fees	22	10
Other	15	4

Total noninterest income	37	14

Noninterest expenses:
Salaries and employee benefits	501	438
Professional fees	99	65
Occupancy and equipment	113	104
Data processing	124	77
Insurance	24	24
Regulatory assessment	4	39
Other	119	304

Total noninterest expenses	984	1,051

Net loss before income tax benefit	(198)	(285)

Income tax benefit	(52)	-

Net loss	$(146)	$(285)

Net loss per share - Basic and diluted	$(0.08)	$(0.24)

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018

Net loss	$(146)	$(285)

Other comprehensive income (loss):
Change in unrealized gain (loss) on securities:
Unrealized gain (loss) arising during the year	5	(64)

Amortization of unrealized loss on securities transferred to held-to-maturity	17	-

Other comprehensive income (loss) before income tax (expense) benefit	22	(64)

Deferred income tax (expense) benefit on above change	(5)	17

Total other comprehensive income (loss)	17	(47)

Comprehensive loss	$(129)	$(332)

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

Three Months Ended March 31, 2019 and 2018

(Dollars in thousands)

							Accumulated Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2017	7	$—	1,120,947	$11	$34,090	$(31,306)	$(250)	$2,545

Proceeds from sale of common stock (unaudited)	—	—	20,814	—	46	—	—	46

Common stock issued as compensation to directors (unaudited)	—	—	144,742	2	612	—	—	614

Net loss for the three months ended March 31, 2018 (unaudited)	—	—	—	—	—	(285)	—	(285)

Net change in unrealized loss on securities available for sale, net of income tax benefit (unaudited)	—	—	—	—	—	—	(47)	(47)

Balance at March 31, 2018 (unaudited)	7	$—	1,286,503	$13	$34,748	$(31,591)	$(297)	$2,873

Balance at December 31, 2018	—	$—	1,858,020	$18	$36,128	$(30,510)	$(330)	$5,306

Cumulative-effect adjustment resulting from adoption of new lease accounting standard (unaudited)	—	—	—	—	—	(4)	—	(4)

Net loss for the three months ended March 31, 2019 (unaudited)	—	—	—	—	—	(146)	—	(146)

Net change in unrealized loss on securities available for sale, net of income taxes (unaudited)	—	—	—	—	—	—	3	3

Amortization of unrealized loss on securities transferred to held-to-maturity (unaudited)	—	—	—	—	—	—	14	14

Balance at March 31, 2019 (unaudited)	—	$—	1,858,020	$18	$36,128	$(30,660)	$(313)	$5,173

See accompanying notes to condensed consolidated financial statements

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(146)	$(285)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42	35
Net amortization of fees, premiums and discounts	43	64
(Increase) decrease in accrued interest receivable	(10)	32
Increase in other assets	(311)	(3)
Increase in official checks and other liabilities	192	151
Net cash used in operating activities	(190)	(6)

Cash flows from investing activities:
Principal repayments of securities available for sale	154	357
Principal repayments of securities held-to-maturity	193	-
Net increase in loans	(1,314)	(918)
Purchases of premises and equipment	(43)	(113)
Redemption of FHLB stock	490	—

Net cash used in investing activities	(520)	(674)

Cash flows from financing activities:
Net increase (decrease) in deposits	18,446	(10,154)
Net (decrease) increase in federal funds purchased	(560)	2,767
Net (decrease) increase in FHLB Advances	(11,600)	500
Proceeds from sale of common stock	—	46

Net cash provided by (used in) financing activities	6,286	(6,841)

Net increase (decrease) in cash and cash equivalents	5,576	(7,521)

Cash and cash equivalents at beginning of the period	7,983	11,665

Cash and cash equivalents at end of the period	$13,559	$4,144

See accompanying notes to condensed consolidated financial statements

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Three Months Ended March 31,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$370	$194

Income taxes	$—	$—

Noncash transaction -
Change in accumulated other comprehensive loss, net change in unrealized loss on securities available for sale, net of income taxes	$17	$(47)

Reclassification of stock compensation from other liabilities to common stock	$—	$614

Cumulative-effect adjustment resulting from adoption of new lease accounting standard	$(4)	$—

Amortization of unrealized loss on securities transferred to held-to-maturity	$17	$—

See accompanying notes to condensed consolidated financial statements

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	General. OptimumBank Holdings, Inc. (the “Company”) is a one-bank holding company and owns 100% of OptimumBank (the “Bank”), a Florida-chartered commercial bank. The Company’s only business is the operation of the Bank and its subsidiaries (collectively, the “Company”). The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of community banking services to individual and corporate customers through its three banking offices located in Broward County, Florida.

Basis of Presentation. In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2019, and the results of operations and cash flows for the three-month periods ended March 31, 2019 and 2018. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2019, are not necessarily indicative of the results to be expected for the full year.

Junior Subordinated Debenture. The Company is in default with respect to its $5,155,000 Junior Subordinated Debenture (the “Debenture”) due to its failure to make certain required interest payments under the Debenture. The Debenture was issued to OptimumBank Holdings Capital Trust I, a Delaware statutory trust formed by the Company for the purpose of issuing and selling certain securities (the “Trust Preferred Securities”) representing undivided beneficial interests in the Debenture. The trust issued a total of 5,000 Trust Preferred Securities.

The Trustee, Wells Fargo Bank, for the Debenture (the “Trustee”) and the beneficial owners of the Debenture are entitled to accelerate the payment of the $5,155,000 principal balance plus accrued and unpaid interest totaling $1,776,000 at March 31, 2019. To date, neither the Trustee nor the holders have accelerated the outstanding balance of the Debenture. No adjustments to the accompanying condensed consolidated financial statements have been made as a result of this uncertainty.

In May 2018, a company affiliated with a director of the Company (the “New Holder”) purchased all 5,000 Trust Preferred Securities from a third party. During the third quarter of 2018, the New Holder sold its rights in 694 of the Trust Preferred Securities to several unaffiliated third parties, who subsequently exchanged these Trust Preferred Securities for 301,778 shares of the Company’s common stock. Under the Written Agreement the exchange of Trust Preferred Securities for the Company’s common stock cannot reduce the principal amount of the Debenture collateralizing the Trust Preferred Securities. Accordingly the transaction was recorded as an increase in the Company’s equity interest in the unconsolidated subsidiary trust, presented in “Other Assets” in the accompanying condensed consolidated balance sheets.

Although the Company and the New Holder have not executed a formal, definitive bilateral agreement, the New Holder has provided the Company with written representations that the New Holder will not accelerate and demand payment of any of the remaining 4,306 Trust Preferred Securities principal or accrued interest within twelve months from May 14, 2019, the date the Company’s Form 10-Q as of and for the period ended March 31, 2019, was filed with the Securities and Exchange Commission.

Comprehensive Loss. GAAP generally requires that recognized revenue, expenses, gains and losses be included in net loss. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the condensed consolidated balance sheets, such items along with net loss, are components of comprehensive loss.

Accumulated other comprehensive loss consists of the following (in thousands):

	March 31,	December 31,
	2019	2018

Unrealized loss on securities available for sale	$(59)	$(64)
Unamortized portion of unrealized loss related to securities available for sale transferred to securities held-to-maturity	(360)	(377)
Income tax benefit	106	111

	$(313)	$(330)

Income Taxes. The Company assessed its earnings history and trends and estimates of future earnings, and determined that the deferred tax asset could not be realized as of March 31, 2019. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	General, Continued.

Recent Pronouncements. In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, Leases (Topic 842). ASU 2016-02 is intended to improve financial reporting of leasing transactions by requiring organizations that lease assets to recognize assets and liabilities for the rights and obligations created by leases on the condensed consolidated balance sheet. The Company adopted ASU 2016-02 retrospectively at January 1, 2019 using a simplified transition option that allows companies to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Our only lease at the adoption date was an operating lease for a branch location has a 5 year term, commenced in December 2017, does not offer any options to extend, and does contain a rent escalation clause. The effect of this ASU increased condensed consolidated assets by $277,000 and condensed consolidated liabilities by $281,000, at the adoption date. With respect to the lease recognized on the condensed consolidated balance sheet as of March 31, 2019, the right of use asset $259,000 and lease liability of $264,000 are included in accompanying other assets and other liabilities, respectively. The discount rate used in this calculation was 2.6%.

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

In June 2018, the FASB issued ASU No. 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The ASU is intended to reduce the cost and complexity and to improve financial reporting for nonemployee share-based payments. The ASU expands the scope of Topic 718. Compensation Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity-Equity-Based payments to Non-Employees. The ASU was effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The ASU did not have a material impact on the Company’s condensed consolidated financial statements.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2)	Securities. Securities have been classified according to management’s intent. The carrying amount of securities and approximate fair values are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At March 31, 2019:
Held-to-Maturity -
Collateralized mortgage obligations	$6,955	$111	$—	$7,066
Available for Sale -
SBA Pool Securities	$2,250	$—	$(59)	$2,191

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At December 31, 2018:
Held-to-Maturity -
Collateralized mortgage obligations	$7,139	$40	$(4)	$7,175
Available for Sale -
SBA Pool Securities	$2,423	$-	$(64)	$2,359

In April 2018, the bank transferred securities of $7,945,000 from the available-for-sale category to the held-to-maturity category at their then fair values resulting in unrealized losses of $432,000. The unrealized loss which was recorded in stockholders’ equity net of amortization and net of tax is being amortized over the remaining term of the securities. At March 31, 2019 and December 31, 2018, $72,000 and $55,000 has been amortized.

There were no sales of securities during the three months ended March 31, 2018 and 2017.

Securities available for sale with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	At March 31, 2019
	Over Twelve Months		Less Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

Available for Sale -
SBA Pool Securities	$59	$2,191	$—	$—

	At December 31, 2018
	Over Twelve Months		Less Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

Held-to-Maturity -
Collateralized mortgage obligations	$4	$1,361	$—	$—
Available for Sale -
SBA Pool Securities	$24	$829	$40	$1,530

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2)

Securities Continued.

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

At March 31, 2019 and December 31, 2018, the unrealized losses on six and seven investment securities, were caused by market conditions. It is expected that the securities would not be settled at a price less than the book value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans. The components of loans are as follows (in thousands):

	At March 31, 2019	At December 31, 2018

Residential real estate	$26,015	$27,204
Multi-family real estate	6,455	8,195
Commercial real estate	42,886	36,634
Land and construction	-	1,998
Commercial	4,867	4,997
Consumer	189	260

Total loans	80,412	79,288

Add (deduct):
Net deferred loan fees, costs and premiums	133	155
Allowance for loan losses	(2,047)	(2,243)

Loans, net	$78,498	$77,200

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued. An analysis of the change in the allowance for loan losses follows (in thousands):

	Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Unallocated	Total
Three Months Ended March 31, 2019:

Beginning balance	$544	$88	$567	$19	$850	$25	$150	$2,243
(Credit) provision for loan losses	(12)	(23)	256	(25)	(297)	1	100	—
Charge-offs	—	—	(195)	—	—	(7)	—	(202)
Recoveries	—	—	—	6	—	—	—	6

Ending balance	$532	$65	$628	$—	$553	$19	$250	$2,047

Three Months Ended March 31, 2018:
Beginning balance	$641	$59	$759	$22	$55	$86	$2,369	$3,991
Provision (credit) for loan losses	6	8	(47)	—	224	(23)	(168)	—
Charge-offs	—	—	—	—	—	(9)	—	(9)
Recoveries	—	—	—	6	—	5	—	11

Ending balance	$647	$67	$712	$28	$279	$59	$2,201	$3,993

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued.

	Residential Real Estate	Multi- Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Unallocated	Total
At March 31, 2019:
Individually evaluated for impairment:
Recorded investment	$948	$—	$2,457	$—	$1,806	$—	$—	$5,211
Balance in allowance for loan losses	$261	$—	$—	$—	$523	$—	$—	$784

Collectively evaluated for impairment:
Recorded investment	$25,067	$6,455	$40,429	$—	$3,061	$189	$—	$75,201
Balance in allowance for loan losses	$271	$65	$628	$—	$30	$19	$250	$1,263

At December 31, 2018:
Individually evaluated for impairment:
Recorded investment	$954	$—	$3,861	$—	$1,928	$—	$—	$6,743
Balance in allowance for loan losses	$268	$—	$162	$—	$814	$—	$—	$1,244

Collectively evaluated for impairment:
Recorded investment	$26,250	$8,195	$32,773	$1,998	$3,069	$260	$—	$72,545
Balance in allowance for loan losses	$276	$88	$405	$19	$36	$25	$150	$999

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)

Loans, Continued.

The Company has divided the loan portfolio into six portfolio segments, each with different risk characteristics and methodologies for assessing risk. All loans are underwritten based upon standards set forth in the policies approved by the Company’s Board of Directors (the “Board”). The Company identifies the portfolio segments as follows:

Residential Real Estate, Multi-Family Real Estate, Commercial Real Estate, Land and Construction. Residential real estate loans are underwritten based on repayment capacity and source, value of the underlying property, credit history and stability. The Company offers first and second one-to-four family mortgage loans; the collateral for these loans is generally the clients' owner-occupied residences. Although these types of loans present lower levels of risk than commercial real estate loans, risks do still exist because of possible fluctuations in the value of the real estate collateral securing the loan, as well as changes in the borrowers' financial condition. Multi-family and commercial real estate loans are secured by the subject property and are underwritten based upon standards set forth in the policies approved by the Board. Such standards include, among other factors, loan to value limits, cash flow coverage and general creditworthiness of the obligors. Construction loans to borrowers finance the construction of owner occupied and leased properties. These loans are categorized as construction loans during the construction period, later converting to commercial or residential real estate loans after the construction is complete and amortization of the loan begins. Real estate development and construction loans are approved based on an analysis of the borrower and guarantor, the viability of the project and on an acceptable percentage of the appraised value of the property securing the loan. Real estate development and construction loan funds are disbursed periodically based on the percentage of construction completed. The Company carefully monitors these loans with on-site inspections and requires the receipt of lien waivers on funds advanced. Development and construction loans are typically secured by the properties under development or construction, and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely on the value of the underlying property, the Company considers the market conditions and feasibility of proposed projects, the financial condition and reputation of the borrower and guarantors, the amount of the borrower’s equity in the project, independent appraisals, cost estimates and pre-construction sales information. The Company also makes loans on occasion for the purchase of land for future development by the borrower. Land loans are extended for future development for either commercial or residential use by the borrower. The Company carefully analyzes the intended use of the property and the viability thereof.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued. The following summarizes the loan credit quality (in thousands):

	Pass	OLEM (Other Loans Especially Mentioned)	Sub- standard	Doubtful	Loss	Total
At March 31, 2019:
Residential real estate	$25,067	$—	$948	$—	$—	$26,015
Multi-family real estate	6,455	—	—	—	—	6,455
Commercial real estate	38,699	1,730	2,457	—	—	42,886
Land and construction	—	—	—	—	—	—
Commercial	2,355	706	1,806	—	—	4,867
Consumer	189	—	—	—	—	189

Total	$72,765	$2,436	$5,211	$—	$—	$80,412

At December 31, 2018:
Residential real estate	$26,250	$—	$954	$—	$—	$27,204
Multi-family real estate	8,195	—	—	—	—	8,195
Commercial real estate	31,050	1,723	3,861	—	—	36,634
Land and construction	1,998	—	—	—	—	1,998
Commercial	2,362	707	1,928	—	—	4,997
Consumer	260	—	—	—	—	260

Total	$70,115	$2,430	$6,743	$—	$—	$79,288

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

Substandard – a Substandard loan is inadequately protected by the current Net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Included in this category are loans that are current on their payments, but the Bank is unable to document the source of repayment. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful – a loan classified as Doubtful has all the weaknesses inherent in one classified as Substandard, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be effected in the future. The Company charges off any loan classified as Doubtful.

Loss – a loan classified Loss is considered uncollectible and of such little value that continuance as a bankable asset is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be effected in the future. The Company fully charges off any loan classified as Loss.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued. Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At March 31, 2019:
Residential real estate	$-	$-	$-	$-	$26,015	$—	$26,015
Multi-family real estate	-	-	-	-	6,455	—	6,455
Commercial real estate	-	-	-	-	42,886	—	42,886
Land and construction	-	-	-	-	-	—	-
Commercial	-	-	-	-	4,867	—	4,867
Consumer	-	-	-	-	189	—	189

Total	$-	$-	$-	$-	$80,412	$—	$80,412

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At December 31, 2018:
Residential real estate	$—	$—	$—	$—	$27,204	$—	$27,204
Multi-family real estate	—	—	—	—	8,195	—	8,195
Commercial real estate	—	—	—	—	35,254	1,380	36,634
Land and construction	—	—	—	—	1,998	—	1,998
Commercial	—	—	—	—	4,997	—	4,997
Consumer	—	—	—	—	260	—	260

Total	$—	$—	$—	$—	$77,908	$1,380	$79,288

The following summarizes the amount of impaired loans (in thousands):

	At March 31, 2019			At December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate	$2,457	$2,457	$—	$2,259	$2,259	$—
Commercial	994	994	—	1,114	1,114	—
With related allowance recorded:
Residential real estate	948	948	261	954	954	268
Commercial real estate	—	—	—	1,602	1,602	162
Commercial	812	812	523	814	814	814
Total:
Residential real estate	$948	$948	$261	$954	$954	$268
Commercial real estate	$2,457	$2,457	$—	$3,861	$3,861	$162
Commercial	$1,806	$1,806	$523	$1,928	$1,928	$814
Total	$5,211	$5,211	$784	$6,743	$6,743	$1,244

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued. The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2019			March 31, 2018
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received

Residential real estate	$951	18	18	$696	$19	$19
Commercial real estate	$3,506	29	38	$702	$12	$13
Commercial	$1,860	24	28	$537	$17	$17

Total	$6,317	71	84	$1,935	$48	$49

No loans have been determined to be troubled debt restructurings (TDR’s) during the three month periods ended March 31, 2019 or 2018. At March 31, 2019 and 2018, there were no loans modified and entered into TDR’s within the past twelve months, that subsequently defaulted during the three month periods ended March 31, 2019 or 2018.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(4)	Loss Per Share. Basic loss per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. In 2019 and 2018, basic and diluted loss per share is the same due to the net loss incurred by the Company. Loss per common share have been computed based on the following:

	Three Months Ended March 31,
	2019	2018
Weighted-average number of common shares outstanding used to calculate basic and diluted loss per common share	1,858,020	1,173,018

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(5)	Stock-Based Compensation. The Company is authorized to grant stock options, stock grants and other forms of equity-based compensation under its 2011 Equity Incentive Plan as amended (the “2011 Plan”) and its 2018 Equity Incentive Plan (the “2018 Plan”). Both plans have been approved by shareholders. The Company is authorized to issue up to 210,000 shares of common stock under the 2011 Plan of which 208,881 have been issued, and 1,119 shares remain available for grant, and up to 250,000 shares of common stock under the 2018 Plan, of which 100,000 have been issued, and 150,000 shares remain available for grant.

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

During the year ended December 31, 2017, the Company accrued compensation expense of $8,858 with respect to 2,821 shares to be issued to directors at a value of $3.14 per share on account of director’s fees accrued during the first quarter of 2017. These shares were issued in 2018.

During the year ended December 31, 2018, the Company accrued compensation expense of $200,000 with respect to 36,101 shares issued to a director for services performed in 2018. The Company had previously accrued compensation expense of $200,000 in 2016 and 2017 for services performed. The Company had previously agreed to issue 105,820 shares to this director for services performed in 2016 and 2017. All shares were issued in 2018.

(6)	Fair Value Measurements. Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan. Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis are as follows (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations For the three months ended March 31, 2019
At March 31, 2019:
Residential real estate	$687	$—	$—	$687	$261	$—

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations For the three months ended December 31, 2018
At December 31, 2018:
Residential real estate	$686	$—	$—	$686	$268	$—
Commercial real estate	1,312	—	—	1,312	71	—
	$1,998	—	—	1,998	339	—

Available-for-sale securities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

At March 31, 2019:
SBA Pool Securities	$2,191	$—	$2,191	$—

At December 31, 2018:
SBA Pool Securities	$2,359	$—	$2,359	$—

During the three months ended March 31, 2019 and 2018, no securities were transferred in or out of Levels 1, 2 or 3.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(7)	Fair Value of Financial Instruments. The estimated fair values and fair value measurement method with respect to the Company’s financial instruments were as follows (in thousands):

	At March 31, 2019				At December 31, 2018
	Carrying Amount	Fair Value		Level	Carrying Amount	Fair Value		Level
Financial assets:
Cash and cash equivalents	$13,559	$13,559		1	$7,983	$7,983		1
Securities available for sale	2,191	2,191		2	2,359	2,359		2
Securities held-to-maturity	6,955	7,066		2	7,139	7,175		2
Loans	78,498	78,196		3	77,200	77,062		3
Federal Home Loan Bank stock	642	642		3	1,132	1,132		3
Accrued interest receivable	324	324		3	314	314		3

Financial liabilities:
Deposit liabilities	80,824	80,744		3	62,378	62,243		3
Federal Home Loan Bank advances	13,000	12,951		3	24,600	24,437		3
Junior subordinated debenture	5,155	N/A	(1)	3	5,155	N/A	(1)	3
Federal funds purchased	—	—		3	560	560		3
Off-balance sheet financial instruments	—	—		3	—	—		3

(1)	The Company is unable to determine value based on significant unobservable inputs required in the calculation. Refer to Note 10 for further information.

(8)	Off- Balance Sheet Financial Instruments. The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit, unused lines of credit, and standby letters of credit and may involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the condensed consolidated balance sheet. The contract amounts of these instruments reflect the extent of involvement the Company has in these financial instruments.

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

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

Commitments to extend credit, unused lines of credit, and standby letters of credit typically result in loans with a market interest rate when funded. A summary of the contractual amounts of the Company’s financial instruments with off-balance-sheet risk at March 31, 2019 follows (in thousands):

Commitments to extend credit	$550

Unused lines of credit	$2,896

Standby letters of credit	$-

(9)	Regulatory Matters. The Bank is subject to various regulatory capital requirements administered by the bank regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The Bank, is subject to the Basel III capital level threshold requirements under the Prompt Corrective Action regulations with full compliance phased in over a multi-year schedule. These new regulations were designed to ensure that banks maintain strong capital positions even in the event of severe economic downturns or unforeseen losses.

The Bank is subject to the capital conservation buffer rules which places limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers. In order to avoid these limitations, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. As of March 31, 2019 and the Bank’s capital conservation buffer exceeds the minimum requirements of 2.50%.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(9)	Regulatory Matters, Continued. The following table shows the Bank’s capital amounts and ratios and regulatory thresholds at March 31, 2019 and December 31, 2018 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
As of March 31, 2019:
Total Capital to Risk-Weighted Assets	$12,180	15.52%	$6,276	8.00%	$7,846	10.00%
Tier I Capital to Risk-Weighted Assets	11,186	14.26	4,707	6.00	6,276	8.00
Common equity Tier I capital to Risk-Weighted Assets	11,186	14.26	3,531	4.50	5,100	6.50
Tier I Capital to Total Assets	11,186	10.86	4,119	4.00	5,149	5.00

As of December 31, 2018:
Total Capital to Risk-Weighted Assets	$12,155	15.86%	$6,132	8.00%	$7,665	10.00%
Tier I Capital to Risk-Weighted Assets	11,181	14.59	4,599	6.00	6,132	8.00
Common equity Tier I capital to Risk-Weighted Assets	11,181	14.59	3,449	4.50	4,983	6.50
Tier I Capital to Total Assets	11,181	11.68	3,828	4.00	4,785	5.00

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

Management believes the Bank is in substantial compliance with the provisions of the MOU.

Company Written Agreement with Federal Reserve Bank of Atlanta (“Reserve Bank”). On June 22, 2010, the Company and the Reserve Bank entered into a Written Agreement with respect to certain aspects of the operation and management of the Company. The Written Agreement prohibits, without the prior approval of the Reserve Bank, the payment of cash dividends, taking dividends or payments from the Bank, making any interest, principal or other distributions on account of the Debenture, incurring, increasing or guaranteeing any debt, purchasing or redeeming any shares of stock, or appointing any new director or senior executive officer. Management believes that the Company is in substantial compliance with the requirements of the Written Agreement.

(10)

Junior Subordinated Debenture. On September 30, 2004, the Company issued a $5,155,000 Junior Subordinated Debenture (the “Debenture”) to Optimum Bank Holdings Capital Trust I, a Delaware statutory trust formed by the Company for the purpose of issuing and selling certain securities (the “Trust Preferred Securities”) representing undivided beneficial interests in the Debenture. The trust issued a total of 5,000 Trust Preferred Securities. The Debenture has a term of thirty years. The interest rate was fixed at 6.40% for the first five years, and thereafter, the coupon rate floats quarterly at the three-month LIBOR rate plus 2.45% (5.05% at March 31, 2019). The Debenture is redeemable in certain circumstances. The terms of the Debenture allow the Company to defer payments of interest on the Debenture by extending the interest payment period at any time during the term of the Debenture for up to twenty consecutive quarterly periods.

Beginning in 2010, the Company exercised its right to defer payment of interest on the Debenture. Interest payments deferred as of March 31, 2019 totaled $1,776,000. The Company has deferred interest payments with respect to the Debenture for the maximum allowable twenty consecutive quarterly payments. The Company is in default under the Debenture due to its failure to make required interest payments. The Trustee for the Debenture and the beneficial owners of the Debenture can accelerate the $5,155,000 principal balance plus accrued and unpaid interest, as a result of this default. To date, neither the Trustee nor the holders have accelerated the outstanding balance of the Debenture. No adjustments to the accompanying condensed consolidated financial statements have been made as a result of this uncertainty. Under the Written Agreement, the Company is not able to make any interest or principal payments without the prior approval of the Federal Reserve Bank of Atlanta.

In May 2018, a company affiliated with a director of the Company (the “New Holder”) purchased all 5,000 Trust Preferred Securities from a third party. During the third quarter of 2018, the New Holder sold its rights in approximately 694 of the Trust Preferred Securities to several unaffiliated third parties, who subsequently exchanged these Trust Preferred Securities for 301,778 shares of the Company’s common stock. Under the Written Agreement the exchange of Trust Preferred Securities for the Company’s common stock cannot reduce the principal amount of the Debenture collateralizing the Trust Preferred Securities. Accordingly, the transaction was recorded as an increase in the Company’s equity interest in the unconsolidated subsidiary trust, presented in “Other Assets” in the accompanying condensed consolidated balance sheets.

Although the Company and the New Holder have not executed a formal, definitive bilateral agreement, the New Holder has provided the Company with written representations that the New Holder will not accelerate and demand payment of any of the remaining 4,306 Trust Preferred Securities principal or accrued interest within twelve months from May 14, 2019, the date the Company’s Form 10-Q as of and for the period ended March 31, 2019, was filed with the Securities and Exchange Commission.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto presented elsewhere in this report. For additional information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2018 in the Annual Report on Form 10-K.

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

Management believes the Bank is in substantial compliance with the provisions of the MOU.

Company Written Agreement with Federal Reserve Bank of Atlanta (“Reserve Bank”). On June 22, 2010, the Company and the Reserve Bank entered into a Written Agreement with respect to certain aspects of the operation and management of the Company. The Written Agreement prohibits, without the prior approval of the Reserve Bank, the payment of dividends, taking dividends or payments from the Bank, making any interest, principal or other distributions on account of the Debenture, incurring, increasing or guaranteeing any debt, purchasing or redeeming any shares of stock, or appointing any new director or senior executive officer. Management believes that the Company is in substantial compliance with the requirements of the Written Agreement.

Capital Levels

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. As of March 31, 2019, the Bank met the minimum applicable capital adequacy requirements.

Refer to Note 9 for the Bank’s actual and required minimum capital ratios.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition at March 31, 2019 and December 31, 2018

Overview

The Company’s total assets increased by approximately $6.3 million to $106.7 million at March 31, 2019, from $100.4 million at December 31, 2018, primarily due to an increase in total deposits offset by a decrease in Federal Home Loan Bank advances. Total stockholders’ equity decreased by approximately $133,000 to $5.2 million at March 31, 2019, from $5.3 million at December 31, 2018, primarily due to the net loss for the three months ended March 31, 2019.

The following table shows selected information for the periods ended or at the dates indicated:

	Three Months Ended March 31, 2019	Year Ended December 31, 2018

Average equity as a percentage of average assets	5.0%	4.4%

Equity to total assets at end of period	4.8%	5.3%

Return on average assets (1)	(0.56)%	0.9%

Return on average equity (1)	(11.1)%	19.8%

Noninterest expenses to average assets (1)	3.8%	4.4%

(1) Annualized for the three months ended March 31, 2019.

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

The Bank increased deposits by $17.5 million during the three month period ending March 31, 2019. The proceeds were used to paydown FHLB Advances and listing service Certificates of deposits.

In addition to obtaining funds from depositors, we may borrow funds from other financial institutions. At March 31, 2019, the Company had outstanding borrowings of $13.0 million, against its $26.6 million in established borrowing capacity with the FHLB. The Company’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. In 2010, the Bank obtained an available discount window credit line with the Federal Reserve Bank, currently $430,000. The Federal Reserve Bank line is subject to collateral requirements and must be repaid within 90 days; each advance is subject to prior Federal Reserve Bank consent. At March 31, 2019, the Company also had lines of credit amounting to $8.4 million with three correspondent banks to purchase federal funds. The Company had no outstanding federal funds purchased at March 31, 2019 and $560,000 outstanding at December 31, 2018. Disbursements on the lines of credit are subject to the approval of the correspondent banks. We measure and monitor our liquidity daily and believe our liquidity sources are adequate to meet our operating needs.

Off-Balance Sheet Arrangements

Refer to Note 8 for Off-Balance Sheet Arrangements

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Junior Subordinated Debenture

On September 30, 2004, the Company issued a $5,155,000 Junior Subordinated Debenture (the “Debenture”) to Optimum Bank Holdings Capital Trust I, a Delaware statutory trust formed by the Company for the purpose of issuing and selling certain securities (the “Trust Preferred Securities”) representing undivided beneficial interests in the Debenture. The trust issued a total of 5,000 Trust Preferred Securities. The Debenture has a term of thirty years. The interest rate was fixed at 6.40% for the first five years, and thereafter, the coupon rate floats quarterly at the three-month LIBOR rate plus 2.45% (5.05% at March 31, 2019). The Debenture is redeemable in certain circumstances. The terms of the Debenture allow the Company to defer payments of interest on the Debenture by extending the interest payment period at any time during the term of the Debenture for up to twenty consecutive quarterly periods.

Beginning in 2010, the Company exercised its right to defer payment of interest on the Debenture. Interest payments deferred as of March 31, 2019 totaled $1,776,000. The Company has deferred interest payments with respect to the Debenture for the maximum allowable twenty consecutive quarterly payments. The Company is in default under the Debenture due to its failure to make required interest payments. The Trustee for the Debenture and the beneficial owners of the Debenture can accelerate the $5,155,000 principal balance plus accrued and unpaid interest, as a result of this default. To date, neither the Trustee nor the holders have accelerated the outstanding balance of the Debenture. No adjustments to the accompanying condensed consolidated financial statements have been made as a result of this uncertainty. Under the Written Agreement, the Company is not able to make any interest or principal payments without the prior approval of the Federal Reserve Bank of Atlanta.

In May 2018, a company affiliated with a director of the Company (the “New Holder”) purchased all 5,000 Trust Preferred Securities from a third party. During the third quarter of 2018, the New Holder sold its rights in approximately 694 of the Trust Preferred Securities to several unaffiliated third parties, who subsequently exchanged these Trust Preferred Securities for 301,778 shares of the Company’s common stock. Due to regulatory agreement the exchange of Trust Preferred Securities for the Company’s common stock cannot reduce the principal amount of the Debenture collateralizing the Trust Preferred Securities. Accordingly, the transaction was recorded as an increase in the Company’s equity interest in the unconsolidated subsidiary trust, presented in “Other Assets” in the accompanying condensed consolidated balance sheets.

Although the Company and the New Holder have not executed a formal, definitive bilateral agreement, the New Holder has provided the Company with written representations that the New Holder will not accelerate and demand payment of any of the remaining 4,306 Trust Preferred Securities principal or accrued interest within twelve months from May 14, 2019, the date the Company’s Form 10-Q as of and for the period ended March 31, 2019, was filed with the Securities and Exchange Commission.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest-rate spread; (v) net interest margin; and (vi) the ratio of average interest-earning assets to average interest-bearing liabilities.

	Three Months Ended March 31,
	2019			2018
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans	$82,384	$1,090	5.29%	$71,602	$916	5.12%
Securities	9,329	50	2.14	11,606	61	2.10
Other (1)	7,624	62	3.25	6,780	35	2.06

Total interest-earning assets/interest income	99,337	1,202	4.89	89,988	1,012	4.50

Cash and due from banks	2,540			1,461
Premises and equipment	2,836			2,649
Other	(1,237)			(3,729)

Total assets	$103,476			$90,369

Interest-bearing liabilities:
Savings, NOW and money-market deposits	35,569	146	1.64	21,163	33	0.62
Time deposits	27,596	143	2.07	25,946	79	1.22
Borrowings (2)	21,520	164	3.05	26,093	148	2.27

Total interest-bearing liabilities/interest expense	84,685	453	2.14	73,202	260	1.42

Noninterest-bearing demand deposits	11,258			12,268
Other liabilities	2,282			2,286
Stockholders’ equity	5,251			2,613

Total liabilities and stockholders’ equity	$103,476			$90,369

Net interest income		$749			$752

Interest rate spread (3)			2.75%			3.08%

Net interest margin (4)			3.02%			3.34%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.17%			1.23%

(1)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and the Debenture.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.
(5)	Annualized.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of the Three-Month Periods Ended March 31, 2019 and 2018

General. Net loss for the three months ended March 31, 2019, was $(146,000) or $(0.08) per basic and diluted share compared to a net loss of $(285,000) or $(0.24) per basic and diluted share for the period ended March 31, 2018.

Interest Income. Interest income increased $190,000 for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Interest Expense. Interest expense on deposits increased $177,000 to $289,000 for the three months ended March 31, 2019 compared to the prior period.

Provision for Loan Losses. There was no provision for losses during the 2019 or 2018 period. The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio at March 31, 2019. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $2.0 million or 2.55% of loans outstanding at March 31, 2019, compared to $2.2 million or 2.83% of loans outstanding at December 31, 2018.

Noninterest Income. Total noninterest income increased to $37,000 for the three months ended March 31, 2019, from $14,000 for the three months ended March 31, 2018 due to increased loan related fees.

Noninterest Expenses. Total noninterest expenses decreased $67,000 to $984,000 for the three months ended March 31, 2019 compared to $1.05 million for the three months ended March 31, 2018.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 4. Controls and Procedures

The Company’s management evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report, and, based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults on Senior Securities

Previously disclosed.

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The exhibits contained in the Exhibit Index following the signature page are filed with or incorporated by reference into this report.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date: May 14, 2019	By:	/s/ Timothy Terry
Timothy Terry,
Principal Executive Officer

	By:	/s/ David L. Edgar
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

