Form 10-Q
period 2019-06-30
OptimumBank Holdings, Inc.
filed 2019-08-14
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,928,776 shares of Common Stock, $.01 par value, issued and outstanding as of August 14, 2019.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

i

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets:
Cash and due from banks	$1,853	$1,934
Interest-bearing deposits with banks	10,464	6,049
Total cash and cash equivalents	12,317	7,983
Securities available for sale	6,213	2,359
Securities held-to-maturity (fair value of $6,874 and $7,175)	6,632	7,139
Loans, net of allowance for loan losses of $2,053 and $2,243	80,861	77,200
Federal Home Loan Bank stock	642	1,132
Premises and equipment, net	2,676	2,668
Accrued interest receivable	370	314
Other assets	1,559	1,350

Total assets	$111,270	$100,145

Liabilities and Stockholders’ Equity:

Liabilities:
Noninterest-bearing demand deposits	10,925	9,638
Savings, NOW and money-market deposits	45,588	26,682
Time deposits	29,388	26,058

Total deposits	85,901	62,378

Federal Home Loan Bank advances	13,000	24,600
Federal funds purchased	—	560
Junior subordinated debenture	5,155	5,155
Official checks	142	274
Other liabilities	2,028	1,872

Total liabilities	106,226	94,839

Commitments and contingencies (Notes 8, 10, 11 and 12)
Stockholders’ equity:
Preferred stock, no par value; 6,000,000 shares authorized: Designated Series A, no par value, $25,000 liquidation value per share, no shares issued and outstanding	—	—
Common stock, $.01 par value; 5,000,000 shares authorized, 1,927,579 shares issued and outstanding in 2019 and 1,858,020 shares issued and outstanding in 2018	19	18
Additional paid-in capital	36,356	36,128
Accumulated deficit	(31,086)	(30,510)
Accumulated other comprehensive loss	(245)	(330)

Total stockholders’ equity	5,044	5,306
Total liabilities and stockholders’ equity	$111,270	$100,145

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest income:
Loans	$1,097	$938	$2,187	$1,854
Securities	72	73	122	134
Other	77	32	125	67

Total interest income	1,246	1,043	2,434	2,055

Interest expense:
Deposits	360	95	649	207
Borrowings	133	190	283	338

Total interest expense	493	285	932	545

Net interest income	753	758	1,502	1,510

Credit for loan losses	—	2,100	—	2,100

Net interest income after credit for loan losses	753	2,858	1,502	3,610

Noninterest income:
Service charges and fees	68	—	90	9
Other	19	35	34	40

Total noninterest income	87	35	124	49

Noninterest expenses:
Salaries and employee benefits	529	460	1,030	898
Professional fees	128	158	227	223
Occupancy and equipment	134	102	247	206
Data processing	129	99	253	176
Insurance	18	26	42	50
Regulatory assessment	18	39	22	78
Other	314	105	433	409

Total noninterest expenses	1,270	989	2,254	2,040

Net (loss) earnings before income tax benefit	(430)	1,904	(628)	1,619

Income tax benefit	—	—	(52)	—

Net (loss) earnings	$(430)	$1,904	$(576)	$1,619

Net (loss) earnings per share - Basic and diluted	$(.23)	$1.35	$(.31)	$1.25

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net (loss) earnings	$(430)	$1,904	$(576)	$1,619

Other comprehensive income (loss):
Change in unrealized gain (loss) on securities:
Unrealized gain arising during the period	68	346	74	282

Amortization of unrealized loss on securities transferred to held-to-maturity	23	6	39	6
Reclassification adjustment for unrealized loss on securities transferred to held-to-maturity	-	(432)	-	(432)

Other comprehensive income (loss) before income tax (expense) benefit	91	(80)	113	(144)

Deferred income tax (expense) benefit on above change	(23)	20	(28)	38

Total other comprehensive income (loss)	68	(60)	85	(106)

Comprehensive (loss) income	$(362)	$1,844	$(491)	$1,513

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2019 and 2018

(Dollars in thousands)

							Accumulated
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2017	7	$-	1,120,947	$11	$34,090	$(31,306)	$(250)	$2,545

Proceeds from Sale of Common Stock (unaudited)	-	-	20,814	-	46	-	-	46

Common stock issued as compensation to directors (unaudited)	-	-	144,742	1	614	-	-	615

Net loss for the three months ended March 31, 2018 (unaudited)	-	-	-	-	-	(285)	-	(285)

Net change in unrealized loss on securities available for sale, net of income tax benefit (unaudited)	-	-	-	-	-	-	(47)	(47)

Balance at March 31, 2018 (unaudited)	7	$-	1,286,503	$12	$34,750	$(31,591)	$(297)	$2,874

Proceeds from Sale of Common Stock (unaudited)	-	-	143,203	2	356	-	-	358

Common stock issued in exchange for Preferred Stock (unaudited)	(7)	-	79,186	1	(1)	-	-	-

Net earnings for the three months ended June 30, 2018 (unaudited)	-	-	-	-	-	1,904	-	1,904

Net change in unrealized loss on securities available for sale, net of income taxes (unaudited)	-	-	-	-	-	-	259	259

Amortization of unrealized loss on securities transferred to held to maturity (unaudited)	-	-	-	-	-	-	6	6

Unrealized loss on securities transferred to held to maturity, net of income tax benefit (unaudited)	-	-	-	-	-	-	(324)	(324)

Balance at June 30, 2018 (unaudited)	-	$-	1,508,892	$15	$35,105	$(29,687)	$(356)	$5,077

Balance at December 31, 2018	-	$-	1,858,020	$18	$36,128	$(30,510)	$(330)	$5,306

Net loss for the three months ended March 31, 2019 (unaudited)	-	-	-	-	-	(146)	-	(146)

Net change in unrealized loss on securities available for sale, net of income taxes (unaudited)	-	-	-	-	-	-	3	3

Amortization of unrealized loss on securities transferred to held-to-maturity (unaudited)	-	-	-	-	-	-	14	14

Balance at March 31, 2019 (unaudited)	-	$-	1,858,020	$18	$36,128	$(30,656)	$(313)	$5,177

Common stock issued and reclassified from other liabilities (unaudited)	-	-	11,250	-	28	-	-	28

Common stock issued as compensation to directors (unaudited)	-	-	58,309	1	200	-	-	201

Net loss for the three months ended June 30, 2019 (unaudited)	-	-	-	-	-	(430)	-	(430)

Net change in unrealized loss on securities available for sale, net of income taxes (unaudited)	-	-	-	-	-	-	53	53

Amortization of unrealized loss on securities transferred to held-to-maturity (unaudited)	-	-	-	-	-	-	15	15

Balance at June 30, 2019 (unaudited)	-	$-	1,927,579	$19	$36,356	$(31,086)	$(245)	$5,044

See accompanying notes to condensed consolidated financial statements

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net (loss) earnings	$(576)	$1,619
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	86	71
Credit for loan losses	—	(2,100)
Common stock issued as compensation to directors	201	—
Net amortization of fees, premiums and discounts	94	116
Increase in accrued interest receivable	(56)	(12)
Increase in other assets	(237)	(3)
Increase in official checks and other liabilities	52	623
Net cash (used in) provided by operating activities	(436)	314

Cash flows from investing activities:
Purchase of securities available for sale	(4,153)	—
Principal repayments of securities available for sale	339	558
Principal repayments of securities held-to-maturity	527	186
Net increase in loans	(3,702)	(814)
Purchases of premises and equipment	(94)	(105)
Redemption (purchase) of FHLB stock	490	(236)

Net cash used in investing activities	(6,593)	(411)

Cash flows from financing activities:
Net increase (decrease) in deposits	23,523	(13,692)
Net decrease in federal funds purchased	(560)	—
Net (decrease) increase in FHLB Advances	(11,600)	6,050
Proceeds from sale of common stock	—	404

Net cash provided by (used in) financing activities	11,363	(7,238)

Net increase (decrease) in cash and cash equivalents	4,334	(7,335)

Cash and cash equivalents at beginning of the period	7,983	11,665

Cash and cash equivalents at end of the period	$12,317	$4,330

See accompanying notes to condensed consolidated financial statements

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Six Months Ended June 30,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$776	$392

Income taxes	$—	$—

Noncash transactions -
Change in accumulated other comprehensive loss, net change in unrealized gain (loss) on securities available for sale, net of income taxes	$85	$(106)

Transfer of securities from available for sale to held-to-maturity	—	7,945

Amortization of unrealized loss on securities transferred to held-to-maturity	$39	$6

Reclassification of stock compensation issued as compensation to directors from other liabilities to common stock	$—	$615

Common stock issued and reclassified from other liabilities	28	—

See accompanying notes to condensed consolidated financial statements

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	General. OptimumBank Holdings, Inc. (the “Company”) is a one-bank holding company and owns 100% of OptimumBank (the “Bank”), a Florida-chartered commercial bank. The Company’s only business is the operation of the Bank and its subsidiaries (collectively, the “Company”). The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of community banking services to individual and corporate customers through its three banking offices located in Broward County, Florida.

Basis of Presentation. In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2019, and the results of operations and cash flows for the three and six month periods ended June 30, 2019 and 2018. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six month periods ended June 30, 2019, are not necessarily indicative of the results to be expected for the full year.

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

The Trustee, Wells Fargo Bank, for the Debenture (the “Trustee”) and the beneficial owners of the Debenture are entitled to accelerate the payment of the $5,155,000 principal balance plus accrued and unpaid interest totaling $1,864,000 at June 30, 2019. To date, neither the Trustee nor the holders have accelerated the outstanding balance of the Debenture. No adjustments to the accompanying condensed consolidated financial statements have been made as a result of this uncertainty.

In May 2018, a company affiliated with a director of the Company (the “New Holder”) purchased all 5,000 Trust Preferred Securities from a third party. During the third quarter of 2018, the New Holder sold its rights in 694 of the Trust Preferred Securities to several unaffiliated third parties, who subsequently exchanged these Trust Preferred Securities for 301,778 shares of the Company’s common stock. Under the Written Agreement with the Federal Reserve Bank of Atlanta the exchange of Trust Preferred Securities for the Company’s common stock cannot reduce the principal amount of the Debenture collateralizing the Trust Preferred Securities. Accordingly the transaction was recorded as an increase in the Company’s equity interest in the unconsolidated subsidiary trust, presented in “Other Assets” in the accompanying condensed consolidated balance sheets.

Although the Company and the New Holder have not executed a formal, definitive bilateral agreement, the New Holder has provided the Company with written representations that the New Holder will not accelerate and demand payment of any of the remaining 4,306 Trust Preferred Securities principal or accrued interest within twelve months from August 13, 2019, the date the Company’s Form 10-Q as of and for the period ended June 30, 2019, was filed with the Securities and Exchange Commission. See Note 10.

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

Accumulated other comprehensive loss consists of the following (in thousands):

	June 30,	December 31,
	2019	2018

Unrealized gain (loss) on securities available for sale	$10	$(64)
Unamortized portion of unrealized loss related to securities available for sale transferred to securities held-to-maturity	(338)	(377)
Income tax benefit	83	111

	$(245)	$(330)

Income Taxes. The Company assessed its earnings history and trends and estimates of future earnings, and determined that the deferred tax asset could not be realized as of June 30, 2019. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	General, Continued.

Reclassifications. Certains amounts have been reclassified to allow for consistent presentation in the periods presented.

Recent Pronouncements. In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, Leases (Topic 842). ASU 2016-02 is intended to improve financial reporting of leasing transactions by requiring organizations that lease assets to recognize assets and liabilities for the rights and obligations created by leases on the condensed consolidated balance sheet. The Company adopted ASU 2016-02 on January 1, 2019. Our only lease at the adoption date was an operating lease for a branch location that has a 5 year term, commenced in December 2017, does not offer any options to extend, and does contain a rent escalation clause. The effect of this ASU increased total assets by $281,000 and total liabilities by $281,000, at the adoption date. With respect to the lease recognized on the condensed consolidated balance sheet as of June 30, 2019, the right of use asset of $246,000 and lease liability of $248,000 are included in the caption “other assets” and “other liabilities”, respectively, in the accompanying condensed consolidated balance sheet. The discount rate used in this calculation was 2.6%.

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments-Credit Losses (Topic 326). The ASU improves financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by the Company. The ASU requires the Company to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. The Company will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is in the process of determining the effect of the ASU on its condensed consolidated financial statements. In July 2019, the FASB board voted to ask its staff to prepare an exposure draft proposing the new effective dates for ASU NO 2016-13. If approved, the new effective date for the Company would be January 1, 2023.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2)	Securities. Securities have been classified according to management’s intent. The carrying amount of securities and approximate fair values are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At June 30, 2019:
Held-to-Maturity:
Collateralized mortgage obligations	$4,818	$181	$—	$4,999
Mortgage-backed securities	1,814	61	—	1,875
Total	6,632	242	—	6,874
Available for Sale:
SBA Pool Securities	$2,112	$—	$(54)	$2,058
Collateralized mortgage obligations	1,190	22	—	1,212
Mortgage-backed securities	2,901	42	—	2,943
Total	$6,203	$64	$(54)	$6,213

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At December 31, 2018:
Held-to-Maturity:
Collateralized mortgage obligations	$5,183	$25	$(4)	$5,204
Mortgage-backed securities	1,956	15	—	1,971
Total	$7,139	$40	$(4)	$7,175
Available for Sale -
SBA Pool Securities	$2,423	$-	$(64)	$2,359

In April 2018, the bank transferred securities of $7,945,000 from the available-for-sale category to the held-to-maturity category at their then fair values resulting in unrealized losses of $432,000. The unrealized loss was recorded in stockholders’ equity net of amortization and net of tax and is being amortized over the remaining term of the securities. At June 30, 2019 and December 31, 2018, $94,000 and $55,000, respectively, has been amortized.

There were no sales of securities during the three and six month periods ended June 30, 2019 and 2018.

Securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	At June 30, 2019
	Over Twelve Months		Less Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

Available for Sale -
SBA Pool Securities	$54	$2,058	$—	$—

	At December 31, 2018
	Over Twelve Months		Less Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

Held-to-Maturity -
Collateralized mortgage obligations	$4	$1,361	$—	$—
Available for Sale -
SBA Pool Securities	$24	$829	$40	$1,530

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

At June 30, 2019 and December 31, 2018, the unrealized losses on six and seven investment securities, respectively, were caused by market conditions. It is expected that the securities would not be settled at a price less than the book value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans. The components of loans are as follows (in thousands):

	At June 30, 2019	At December 31, 2018

Residential real estate	$26,588	$27,204
Multi-family real estate	4,200	8,195
Commercial real estate	46,985	36,634
Land and construction	157	1,998
Commercial	4,779	4,997
Consumer	122	260

Total loans	82,831	79,288

Add (deduct):
Net deferred loan fees, costs and premiums	83	155
Allowance for loan losses	(2,053)	(2,243)

Loans, net	$80,861	$77,200

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued. An analysis of the change in the allowance for loan losses follows (in thousands):

	Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Unallocated	Total
Three Months Ended June 30, 2019:

Beginning balance	$532	$65	$628	$—	$553	$19	$250	$2,047
Provision (credit) for loan losses	5	(24)	50	(5)	5	(8)	(23)	—
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	6	—	—	—	6

Ending balance	$537	$41	$678	$1	$558	$11	$227	$2,053

Three Months Ended June 30, 2018:
Beginning balance	$647	$67	$712	$28	$279	$59	$2,201	$3,993
Provision (credit) for loan losses	18	(14)	27	(8)	(13)	(17)	(2,093)	(2,100)
Charge-offs	—	—	—	—	—	(3)	—	(3)
Recoveries	—	—	—	6	—	3	—	9

Ending balance	$665	$53	$739	$26	$266	$42	$108	$1,899

Six Months Ended June 30, 2019:

Beginning balance	$544	$88	$567	$19	$850	$25	$150	$2,243
(Credit) provision for loan losses	(7)	(47)	306	(30)	(292)	(7)	77	—
Charge-offs	—	—	(195)	—	—	(7)	—	(202)
Recoveries	—	—	—	12	—	—	—	12

Ending balance	$537	$41	$678	$1	$558	$11	$227	$2,053

Six Months Ended June 30, 2018:
Beginning balance	$641	$59	$759	$22	$55	$86	$2,369	$3,991
Provision (credit) for loan losses	24	(6)	(20)	(8)	211	(40)	(2,261)	(2,100)
Charge-offs	—	—	—	—	—	(12)	—	(12)
Recoveries	—	—	—	12	—	8	—	20

Ending balance	$665	$53	$739	$26	$266	$42	$108	$1,899

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued.

	Residential Real Estate	Multi- Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Unallocated	Total
At June 30, 2019:
Individually evaluated for impairment:
Recorded investment	$954	$—	$2,445	$—	$812	$—	$—	$4,211
Balance in allowance for loan losses	$268	$—	$—	$—	$523	$—	$—	$791

Collectively evaluated for impairment:
Recorded investment	$25,634	$4,200	$44,540	$157	$3,967	$122	$—	$78,620
Balance in allowance for loan losses	$269	$41	$678	$1	$35	$11	$227	$1,262

At December 31, 2018:
Individually evaluated for impairment:
Recorded investment	$954	$—	$3,861	$—	$1,928	$—	$—	$6,743
Balance in allowance for loan losses	$268	$—	$162	$—	$814	$—	$—	$1,244

Collectively evaluated for impairment:
Recorded investment	$26,250	$8,195	$32,773	$1,998	$3,069	$260	$—	$72,545
Balance in allowance for loan losses	$276	$88	$405	$19	$36	$25	$150	$999

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued. The following summarizes the loan credit quality (in thousands):

	Pass	OLEM (Other Loans Especially Mentioned)	Sub- standard	Doubtful	Loss	Total
At June 30, 2019:
Residential real estate	$25,634	$—	$954	$—	$—	$26,588
Multi-family real estate	4,200	—	—	—	—	4,200
Commercial real estate	42,814	1,726	2,445	—	—	46,985
Land and construction	157	—	—	—	—	157
Commercial	3,967	—	812	—	—	4,779
Consumer	122	—	—	—	—	122

Total	$76,894	$1,726	$4,211	$—	$—	$82,831

At December 31, 2018:
Residential real estate	$26,250	$—	$954	$—	$—	$27,204
Multi-family real estate	8,195	—	—	—	—	8,195
Commercial real estate	31,050	1,723	3,861	—	—	36,634
Land and construction	1,998	—	—	—	—	1,998
Commercial	2,362	707	1,928	—	—	4,997
Consumer	260	—	—	—	—	260

Total	$70,115	$2,430	$6,743	$—	$—	$79,288

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued. Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At June 30, 2019:
Residential real estate	$—	$—	$—	$—	$26,588	$—	$26,588
Multi-family real estate	—	—	—	—	4,200	—	4,200
Commercial real estate	—	—	—	—	46,985	—	46,985
Land and construction	—	—	—	—	157	—	157
Commercial	—	—	—	—	4,779	—	4,779
Consumer	—	—	—	—	122	—	122

Total	$—	$—	$—	$—	$82,831	$—	$82,831

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At December 31, 2018:
Residential real estate	$—	$—	$—	$—	$27,204	$—	$27,204
Multi-family real estate	—	—	—	—	8,195	—	8,195
Commercial real estate	—	—	—	—	35,254	1,380	36,634
Land and construction	—	—	—	—	1,998	—	1,998
Commercial	—	—	—	—	4,997	—	4,997
Consumer	—	—	—	—	260	—	260

Total	$—	$—	$—	$—	$77,908	$1,380	$79,288

The following summarizes the amount of impaired loans (in thousands):

	At June 30, 2019			At December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate	$2,445	$2,445	$—	$2,259	$2,259	$—
Commercial	—	—	—	1,114	1,114	—
With related allowance recorded:
Residential real estate	954	954	268	954	954	268
Commercial real estate	—	—	—	1,602	1,602	162
Commercial	812	812	523	814	814	814
Total:
Residential real estate	$954	$954	$268	$954	$954	$268
Commercial real estate	$2,445	$2,445	$—	$3,861	$3,861	$162
Commercial	$812	$812	$523	$1,928	$1,928	$814
Total	$4,211	$4,211	$791	$6,743	$6,743	$1,244

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued. The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Three Months Ended June 30,
	2019			2018
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received

Residential real estate	$954	$19	$19	$968	$19	$19
Commercial real estate	$2,461	$31	$21	$226	$3	$3
Commercial	$1,302	$20	$11	$2,287	$28	$28
Total	$4,714	$70	$51	$3,481	$50	$50

	Six Months Ended June 30,
	2019			2018
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received

Residential real estate	$952	$37	$37	$1,000	$38	$38
Commercial real estate	$3,059	$61	$59	$546	$15	$15
Commercial	$1,548	43	$39	$1,319	45	$45
Total	$5,559	$141	$135	$2,865	$98	$98

No loans have been determined to be troubled debt restructurings (TDR’s) during the three and six month periods ended June 30, 2019 or 2018. At June 30, 2019 and 2018, there were no loans modified and entered into TDR’s within the past twelve months, that subsequently defaulted during the three and six month periods ended June 30, 2019 or 2018.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(4)	(Loss) Earnings Per Share. Basic (loss) earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. During the three and six month periods ended June 30, 2019, basic and diluted loss per share is the same due to the net loss incurred by the Company. During the three and six month periods ended June 30, 2018, basic and diluted earnings per share is the same as there were no outstanding potentially dilutive securities. (Loss) earnings per common share have been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted-average number of common shares outstanding used to calculate basic and diluted loss per common share	1,881,759	1,409,904	1,869,933	1,292,381

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(5)	Stock-Based Compensation. The Company is authorized to grant stock options, stock grants and other forms of equity-based compensation under its 2011 Equity Incentive Plan as amended (the “2011 Plan”) and its 2018 Equity Incentive Plan (the “2018 Plan”). Both plans have been approved by shareholders. The Company is authorized to issue up to 210,000 shares of common stock under the 2011 Plan of which all have been issued, and up to 250,000 shares of common stock under the 2018 Plan, of which 157,190 have been issued, and 92,810 shares remain available for grant.

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

During the three month period ended June 30, 2019, the Company recorded compensation expense of $200,000 with respect to 58,309 shares issued to a director for services performed.

(6)	Fair Value Measurements. Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan. Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis are as follows (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations For the Six Month period ended June 30, 2019
At June 30, 2019 —
Residential real estate	$686	$—	$—	$686	$268	$—

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations For the year ended December 31, 2018
At December 31, 2018:
Residential real estate	$686	$—	$—	$686	$268	$—
Commercial real estate	1,312	—	—	1,312	71	—
	$1,998	$—	$—	$1,998	$339	$—

Available-for-sale securities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

At June 30, 2019:
SBA Pool Securities	$2,058	$—	$2,058	$—
Collateralized mortgage obligations	1,212	—	1,212	—
Mortgage-backed Securities	2,943	—	2,943	—
	$6,213	$—	$6,213	$—

At December 31, 2018:
SBA Pool Securities	$2,359	$—	$2,359	$—

During the three and six month periods ended June 30, 2019 and 2018, no securities were transferred in or out of Levels 1, 2 or 3.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(7)	Fair Value of Financial Instruments. The estimated fair values and fair value measurement method with respect to the Company’s financial instruments were as follows (in thousands):

	At June 30, 2019				At December 31, 2018
	Carrying Amount	Fair Value		Level	Carrying Amount	Fair Value		Level
Financial assets:
Cash and cash equivalents	$12,317	$12,317		1	$7,983	$7,983		1
Securities available for sale	6,213	6,213		2	2,359	2,359		2
Securities held-to-maturity	6,632	6,874		2	7,139	7,175		2
Loans	80,861	80,544		3	77,200	77,062		3
Federal Home Loan Bank stock	642	642		3	1,132	1,132		3
Accrued interest receivable	370	370		3	314	314		3

Financial liabilities:
Deposit liabilities	85,901	85,847		3	62,378	62,243		3
Federal Home Loan Bank advances	13,000	12,807		3	24,600	24,437		3
Junior subordinated debenture	5,155	N/A	(1)	3	5,155	N/A	(1)	3
Federal funds purchased	—	—		N/A	560	560		3
Off-balance sheet financial instruments	—	—		N/A	—	—		N/A

(1)	The Company is unable to determine value based on significant unobservable inputs required in the calculation. Refer to Note 10 for further information.

(8)	Off- Balance Sheet Financial Instruments. The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit, unused lines of credit, and standby letters of credit and may involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the condensed consolidated balance sheet. The contract amounts of these instruments reflect the extent of involvement the Company has in these financial instruments.

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

Commitments to extend credit, unused lines of credit, and standby letters of credit typically result in loans with a market interest rate when funded. A summary of the contractual amounts of the Company’s financial instruments with off-balance-sheet risk at June 30, 2019 follows (in thousands):

Commitments to extend credit	$3,894

Unused lines of credit	$2,962

Standby letters of credit	$—

(9)	Regulatory Matters. The Bank is subject to various regulatory capital requirements administered by the bank regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The Bank, is subject to the Basel III capital level threshold requirements under the Prompt Corrective Action regulations with full compliance phased in over a multi-year schedule. These new regulations were designed to ensure that banks maintain strong capital positions even in the event of severe economic downturns or unforeseen losses.

The Bank is subject to the capital conservation buffer rules which place limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers. In order to avoid these limitations, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. As of June 30, 2019, the Bank’s capital conservation buffer exceeds the minimum requirements of 2.50%.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(9)	Regulatory Matters, Continued. The following table shows the Bank’s capital amounts and ratios and regulatory thresholds at June 30, 2019 and December 31, 2018 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
As of June 30, 2019:
Total Capital to Risk-Weighted Assets	$12,193	14.61%	$6,676	8.00%	$8,344	10.00%
Tier I Capital to Risk-Weighted Assets	11,138	13.35	5,007	6.00	6,626	8.00
Common equity Tier I capital to Risk-Weighted Assets	11,138	13.35	3,755	4.50	5,424	6.50
Tier I Capital to Total Assets	11,138	10.31	4,323	4.00	5,404	5.00

As of December 31, 2018:
Total Capital to Risk-Weighted Assets	$12,155	15.86%	$6,132	8.00%	$7,665	10.00%
Tier I Capital to Risk-Weighted Assets	11,181	14.59	4,599	6.00	6,132	8.00
Common equity Tier I capital to Risk-Weighted Assets	11,181	14.59	3,449	4.50	4,983	6.50
Tier I Capital to Total Assets	11,181	11.68	3,828	4.00	4,785	5.00

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

Memorandum of Understanding. On August 28, 2018, the Bank agreed to the issuance of a Memorandum of Understanding (the “MOU”), with the FDIC and Florida Office of Financial Regulation which required the Bank to take certain measures to improve its safety and soundness. By agreeing to the MOU, the Bank was released from the Consent Order that became effective in 2016, including the restrictions on the interest rates paid on deposits.

Pursuant to the MOU, the Bank was required to take certain measures to maintain qualified management, improve its strategic planning and budgeting process, strengthen the interest rate management practices, limit its asset growth and provide for the ongoing organization, monitoring and operational administration of the Bank Secrecy Act Program. The MOU prohibited the payment of dividends by the Bank.

During the recent examinations, the examiners noted the Bank was in full compliance with the provisions of the MOU. In June 2019, the Bank was released from the MOU.

Company Written Agreement with Federal Reserve Bank of Atlanta (“FRB”). On June 22, 2010, the Company and the FRB entered into a Written Agreement with respect to certain aspects of the operation and management of the Company. The Written Agreement prohibits, without the prior approval of the FRB, the payment of cash dividends, taking dividends or payments from the Bank, making any interest, principal or other distributions on account of the Debenture, incurring, increasing or guaranteeing any debt, purchasing or redeeming any shares of stock, or appointing any new director or senior executive officer. Management believes that the Company is in substantial compliance with the requirements of the Written Agreement.

(10)	Junior Subordinated Debenture. On September 30, 2004, the Company issued a $5,155,000 Junior Subordinated Debenture (the “Debenture”) to Optimum Bank Holdings Capital Trust I, a Delaware statutory trust formed by the Company for the purpose of issuing and selling certain securities (the “Trust Preferred Securities”) representing undivided beneficial interests in the Debenture. The trust issued a total of 5,000 Trust Preferred Securities. The Debenture has a term of thirty years. The interest rate was fixed at 6.40% for the first five years, and thereafter, the coupon rate floats quarterly at the three-month LIBOR rate plus 2.45% (4.77% at June 30, 2019). The Debenture is redeemable in certain circumstances. The terms of the Debenture allow the Company to defer payments of interest on the Debenture by extending the interest payment period at any time during the term of the Debenture for up to twenty consecutive quarterly periods.

Beginning in 2010, the Company exercised its right to defer payment of interest on the Debenture. Interest payments deferred as of June 30, 2019 totaled $1,864,000. The Company has deferred interest payments with respect to the Debenture for the maximum allowable twenty consecutive quarterly payments. The Company is in default under the Debenture due to its failure to make required interest payments. The Trustee for the Debenture and the beneficial owners of the Debenture can accelerate the $5,155,000 principal balance plus accrued and unpaid interest, as a result of this default. To date, neither the Trustee nor the holders have accelerated the outstanding balance of the Debenture. No adjustments to the accompanying condensed consolidated financial statements have been made as a result of this uncertainty. Under the Written Agreement, the Company is not able to make any interest or principal payments without the prior approval of the FRB.

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

Although the Company and the New Holder have not executed a formal, definitive bilateral agreement, the New Holder has provided the Company with written representations that the New Holder will not accelerate and demand payment of any of the remaining 4,306 Trust Preferred Securities principal or accrued interest within twelve months from August 13, 2019, the date the Company’s Form 10-Q as of and for the period ended June 30, 2019, was filed with the Securities and Exchange Commission.

(11)	Branch Relocation. In June 2019, the Company entered into a sales contract to sell one of its branch locations for $1,400,000. The Company will finance $1,050,000 of the total sales price. Also in June 2019, the Company entered into a lease agreement for the purpose of relocating the aforementioned branch.

The Company has requested regulatory approval for the branch relocation. The lease commencement date shall occur upon receiving approval from the regulators, but will start no later than 120 days from the date the lease agreement was executed in June 2019. The sale closing will occur within two weeks of Company vacating the building.

(12)	Lease. We adopted ASU 2016-02, Leases on January 1, 2019, which resulted in the recognition of one operating lease on the condensed consolidated balance sheet in 2019 and forward. See Note 1 – Recent Pronouncements for more information on the adoption of the ASU. We determine if a contract contains a lease at inception and recognize operating lease right-of-use assets and operating lease liabilities based on the present value of the future minimum lease payments at the adoption date. The right-of-use asset and lease liability is disclosed below and are included in the caption “Other assets” and “Other liabilities”, respectively, in the accompanying condensed consolidated balance sheet. As our lease does not provide an implicit rate, we use our incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease agreements that have lease and non-lease components, are accounted for as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

The Company’s operating lease obligation is for one of the Company’s branch locations. Our lease has a remaining lease term of approximately 3.4 years and does not offer an option to extend the lease. The components of lease expense and other lease information are as follows (in thousands):

	Three Month Period Ended June 30, 2019	Six Month Period Ended June 30, 2019

Operating Lease Cost	$19	$38
Cash paid for amounts included in measurement of lease liabilities	$18	$36

At June 30, 2019

Operating lease right-of-use asset	$246
Operating lease liability	$248
Weighted-average remaining lease term	3.4 years
Weighted-average discount rate	2.6%

Future minimum lease payments under non-cancellable leases, reconciled to our discounted operating lease liability is as follows (in thousands):

At June 30, 2019
Remainder of 2019	$36
2020	$75
2021	$77
2022	$72
Total future minimum lease payments	$260
Less imputed interest	$(12)
Total operating lease liability	248

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Memorandum of Understanding. On August 28, 2018, the Bank agreed to the issuance of a Memorandum of Understanding (the “MOU”), with the FDIC and OFR which required the Bank to take certain measures to improve its safety and soundness. By agreeing to the MOU, the Bank was released from the Consent Order that became effective in 2016, including the restrictions on the interest rates paid on deposits.

Pursuant to the MOU, the Bank was required to take certain measures to maintain qualified management, improve its strategic planning and budgeting process, strengthen the interest rate management practices, limit its asset growth and provide for the ongoing organization, monitoring and operational administration of the Bank Secrecy Act Program. The MOU prohibited the payment of dividends by the Bank.

During the recent examination, the examiners noted the Bank was in full compliance with the provisions of the MOU. In June 2019, the Bank was released from the MOU.

Company Written Agreement with Federal Reserve Bank of Atlanta (“FRB”). On June 22, 2010, the Company and the FRB entered into a Written Agreement with respect to certain aspects of the operation and management of the Company. The Written Agreement prohibits, without the prior approval of the FRB, the payment of dividends, taking dividends or payments from the Bank, making any interest, principal or other distributions on account of the Debenture, incurring, increasing or guaranteeing any debt, purchasing or redeeming any shares of stock, or appointing any new director or senior executive officer. Management believes that the Company is in substantial compliance with the requirements of the Written Agreement.

Capital Levels

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. As of June 30, 2019, the Bank met the minimum applicable capital adequacy requirements.

Refer to Note 9 for the Bank’s actual and required minimum capital ratios.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition at June 30, 2019 and December 31, 2018

Overview

The Company’s total assets increased by approximately $11.1 million to $111.3 million at June 30, 2019, from $100.1 million at December 31, 2018, primarily due to an increase in total deposits offset by a decrease in Federal Home Loan Bank advances. Total stockholders’ equity decreased by approximately $300,000 to $5.0 million at June 30, 2019, from $5.3 million at December 31, 2018, primarily due to the net loss for the six month period ended June 30, 2019, offset by common stock issued as compensation to one director during 2019.

The following table shows selected information for the dates indicated:

	Six Month Period Ended June 30, 2019	Year Ended December 31, 2018

Average equity as a percentage of average assets	4.8%	4.4%

Equity to total assets at end of period	4.5%	5.3%

Return on average assets (1)	(1.1)%	0.9%

Return on average equity (1)	(22.5)%	19.8%

Noninterest expenses to average assets (1)	4.3%	4.4%

(1) Annualized for the six month period ended June 30, 2019.

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

The Bank increased deposits by $23.5 million during the six month period ended June 30, 2019. The proceeds were used to paydown FHLB Advances and listing service Certificates of deposits.

In addition to obtaining funds from depositors, we may borrow funds from other financial institutions. At June 30, 2019, the Company had outstanding borrowings of $13.0 million, against its $26.6 million in established borrowing capacity with the FHLB. The Company’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. The Bank has an available discount window credit line with the Federal Reserve Bank, currently $430,000. The Federal Reserve Bank line is subject to collateral requirements and must be repaid within 90 days; each advance is subject to prior Federal Reserve Bank consent. At June 30, 2019, the Company also had lines of credit amounting to $8.4 million with three correspondent banks to purchase federal funds. The Company had no outstanding federal funds purchased at June 30, 2019 and $560,000 outstanding at December 31, 2018. Disbursements on the lines of credit are subject to the approval of the correspondent banks. We measure and monitor our liquidity daily and believe our liquidity sources are adequate to meet our operating needs.

Off-Balance Sheet Arrangements

Refer to Note 8 for Off-Balance Sheet Arrangements.

Junior Subordinated Debenture

Refer to Note 10 regarding the Junior Subordinated Debenture.

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

	Three Months Ended June 30,
	2019			2018
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans	$81,325	$1,097	5.40%	$72,602	$938	5.17%
Securities	12,954	72	2.22	10,758	73	2.71
Other (1)	10,199	77	3.02	4,552	32	2.81

Total interest-earning assets/interest income	104,478	1,246	4.81	87,912	1,043	4.75

Cash and due from banks	2,149			1,356
Premises and equipment	2,644			2,688
Other	(912)			(2,152)

Total assets	$108,359			$89,804

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$43,329	199	1.84	$21,123	33	0.62
Time deposits	28,956	161	2.22	19,693	62	1.26
Borrowings (2)	18,155	133	2.93	30,577	190	2.49

Total interest-bearing liabilities/interest expense	90,440	493	2.18	71,393	285	1.60

Noninterest-bearing demand deposits	10,860			12,510
Other liabilities	2,017			2,388
Stockholders’ equity	5,042			3,513

Total liabilities and stockholders’ equity	$108,359			$89,804

Net interest income		$753			$758

Interest rate spread (3)			2.63%			3.15%

Net interest margin (4)			2.89%			3.45%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.16%			1.23%

	Six Months Ended June 30,
	2019			2018
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans	$81,445	$2,187	5.37%	$72,102	$1,854	5.14%
Securities	10,787	122	2.26	11,182	134	2.40
Other (1)	9,824	125	2.54	5,666	67	2.36

Total interest-earning assets/interest income	102,056	2,434	4.77	88,950	2,055	4.62

Cash and due from banks	2,239			1,409
Premises and equipment	2,648			2,669
Other	(1,100)			(2,941)

Total assets	$105,843			$90,087

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$39,274	289	1.47	$21,143	67	0.63
Time deposits	28,174	360	2.56	22,820	140	1.23
Borrowings (2)	19,855	283	2.85	28,335	338	2.39

Total interest-bearing liabilities/interest expense	87,303	932	2.14	72,298	545	1.51

Noninterest-bearing demand deposits	11,352			12,389
Other liabilities	2,059			2,337
Stockholders’ equity	5,129			3,063

Total liabilities and stockholders’ equity	$105,843			$90,087

Net interest income		$1,502			$1,510

Interest rate spread (3)			2.63%			3.11%

Net interest margin (4)			2.94%			3.40%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.17%			1.23%

(1)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and the Debenture.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.
(5)	Annualized.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of the Three-Month Periods Ended June 30, 2019 and 2018

General. Net loss for the three month period ended June 30, 2019, was $(430,000) or $(.23) per basic and diluted share compared to net earnings of $1,904,000 or $1.35 per basic and diluted share for the three month period ended June 30, 2018. The substantial earnings in 2018 were due to the $2.1 million reversal of the Company’s allowance for loan losses.

Interest Income. Interest income increased $203,000 to $1.2 million for the three month period ended June 30, 2019 compared to $1.0 million for the three month period ended June 30, 2018. The increase in interest income was caused primarily by the increase in loans of $3.5 million.

Interest Expense. Interest expense on deposits and borrowings increased to $493,000 for the three month period ended June 30, 2019 from $285,000 for the three month period ended June 30, 2018. The Bank continued to attract local deposits during 2019.

Provision for Loan Losses. There was no provision or credit for losses during the three month period ended June 30, 2019. The Bank reversed $2.1 million of the allowance for loan losses into income during the second quarter of 2018. The provision or credit for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio at June 30, 2019 and 2018. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $2.1 million or 2.47% of loans outstanding at June 30, 2019, as compared to $2.2 million or 2.83% of loans outstanding at December 31, 2018.

Noninterest Income. Total noninterest income increased to $87,000 for the three month period ended June 30, 2019, from $35,000 for the three month period ended June 30, 2018 due to loan related fees.

Noninterest Expenses. Total noninterest expenses increased $281,000 to $1,270,000 for the three month period ended June 30, 2019 compared to $989,000 for the three month period ended June 30, 2018.

Comparison of the Six-Month Periods Ended June 30, 2019 and 2018

General. Net loss for the six month period ended June 30, 2019, was $(576,000) or $(.31) per basic and diluted share compared to net earnings of $1,619,000 or $1.25 per basic and diluted share for the six month period ended June 30, 2018. The substantial earnings in 2018 were due to the $2.1 million reversal of the Company’s allowance for loan losses.

Interest Income. Interest income increased to $2,434,000 for the six month period ended June 30, 2019 from $2,055,000 for the six month period ended June 30, 2018, primarily due to an increase in interest earning assets.

Interest Expense. Interest expense on deposits and borrowings increased $387,000 to $932,000 for the six month period ended June 30, 2019 compared to the prior period. The increase in interest expense was caused by the net effect of an increase in deposits and a decrease in borrowings.

Provision for Loan Losses. There was no provision or credit for losses during the six month period ended June 30, 2019. The Bank reversed $2.1 million of the allowance for loan losses into income during the second quarter of 2018. The provision or credit for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio at June 30, 2019 and 2018. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $2.1 million or 2.47% of loans outstanding at June 30, 2019, as compared to $2.2 million or 2.83% of loans outstanding at December 31, 2018.

Noninterest Income. Total noninterest income increased by $75,000 for the six month period ended June 30, 2019, to $124,000 compared to $49,000 for the six month period ended June 30, 2018 due to increased loan related fees.

Noninterest Expenses. Total noninterest expenses increased $214,000 to $2.3 million for the six month period ended June 30, 2019 compared to $2.0 million for the six month period ended June 30, 2018.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 4. Controls and Procedures

The Company’s management evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report, and, based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended June 30, 2019, the Company recorded compensation expense of $200,000 with respect to 58,309 shares issued to a director for services performed.

Item 3. Defaults Upon Senior Securities

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

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date: August 14, 2019	By:	/s/ Timothy Terry
Timothy Terry,
Principal Executive Officer

	By:	/s/ David L. Edgar
David L. Edgar,
Principal Financial Officer

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

EXHIBIT INDEX

Exhibit No.	Description

3	Articles of Incorporation, as amended.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Principal Executive Officer

32.2	Certification of Principal Financial Officer

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

EXHIBIT INDEX

Exhibit No.	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

