Form 10-Q
period 2019-09-30
OptimumBank Holdings, Inc.
filed 2019-11-14
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

954-900-2800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 Par Value	OPHC	Optimum Bank Holdings Inc

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,928,776 shares of Common Stock, $0.01 par value, issued and outstanding as of November 14, 2019.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

i

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets:
Cash and due from banks	$2,058	$1,934
Interest-bearing deposits with banks	6,342	6,049
Total cash and cash equivalents	8,400	7,983
Securities available for sale	5,861	2,359
Securities held-to-maturity (fair value of $6,421 and $7,175)	6,195	7,139
Loans, net of allowance for loan losses of $2,104 and $2,243	92,081	77,200
Federal Home Loan Bank stock	642	1,132
Premises and equipment, net	2,753	2,668
Right-of-use lease assets	1,092	—
Accrued interest receivable	354	314
Other assets	1,927	1,350

Total assets	$119,305	$100,145

Liabilities and Stockholders’ Equity:

Liabilities:
Noninterest-bearing demand deposits	$11,513	$9,638
Savings, NOW and money-market deposits	48,063	26,682
Time deposits	33,689	26,058

Total deposits	93,265	62,378

Federal Home Loan Bank advances	13,000	24,600
Federal funds purchased	-	560
Junior subordinated debenture	5,155	5,155
Official checks	70	274
Operating lease liabilities	1,095	—
Other liabilities	1,928	1,872

Total liabilities	114,513	94,839

Commitments and contingencies (Notes 8, 10, 11 and 12)
Stockholders’ equity:
Preferred stock, no par value; 6,000,000 shares authorized: Designated Series A, no par value, $25,000 liquidation value per share, no shares issued and outstanding	—	—
Common stock, $.01 par value; 5,000,000 shares authorized, 1,928,776 shares issued and outstanding in 2019 and 1,858,020 shares issued and outstanding in 2018	19	18
Additional paid-in capital	36,359	36,128
Accumulated deficit	(31,366)	(30,510)
Accumulated other comprehensive loss	(220)	(330)

Total stockholders’ equity	4,792	5,306
Total liabilities and stockholders’ equity	$119,305	$100,145

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest income:
Loans	$1,140	$1,015	$3,328	$2,870
Securities	63	54	184	187
Other	58	36	184	103

Total interest income	1,261	1,105	3,696	3,160

Interest expense:
Deposits	408	107	1,057	312
Borrowings	130	216	415	554

Total interest expense	538	323	1,472	866

Net interest income	723	782	2,224	2,294

Provision (credit) for loan losses	45	—	45	(2,100)

Net interest income after provision (credit) for loan losses	678	782	2,179	4,394

Noninterest income:
Service charges and fees	4	2	11	10
Other	25	19	142	59

Total noninterest income	29	21	153	69

Noninterest expenses:
Salaries and employee benefits	492	460	1,522	1,358
Professional fees	114	156	341	379
Occupancy and equipment	119	116	366	322
Data processing	141	112	394	288
Insurance	24	21	66	71
Regulatory assessment	18	30	40	108
Other	79	110	511	520

Total noninterest expenses	987	1,005	3,240	3,046

Net (loss) earnings before income tax benefit	(280)	(202)	(908)	1,417

Income tax benefit	—	—	(52)	—

Net (loss) earnings	$(280)	$(202)	$(856)	$1,417

Net (loss) earnings per share - Basic and diluted	$(.15)	$(.13)	$(.45)	$1.03

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net (loss) earnings	$(280)	$(202)	$(856)	$1,417

Other comprehensive income (loss):
Change in unrealized gain (loss) on securities:
Unrealized gain (loss) arising during the period	5	(20)	80	262

Amortization of unrealized loss on securities transferred to held-to-maturity	28	27	67	33
Reclassification adjustment for unrealized loss on securities transferred to held-to-maturity	-	-	-	(432)

Other comprehensive income (loss) before income tax (expense) benefit	33	7	147	(137)

Deferred income tax (expense) benefit on above change	(8)	(3)	(37)	35

Total other comprehensive income (loss)	25	4	110	(102)

Comprehensive (loss) income	$(254)	$(198)	$(746)	$1,315

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2019 and 2018

(Dollars in thousands)

							Accumulated
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2017	7	$-	1,120,947	$11	$34,090	$(31,306)	$(250)	$2,545

Proceeds from Sale of Common Stock (unaudited)	-	-	20,814	-	46	-	-	46

Common stock issued as compensation to directors (unaudited)	-	-	144,742	1	614	-	-	615

Net loss for the three months ended March 31, 2018 (unaudited)	-	-	-	-	-	(285)	-	(285)

Net change in unrealized loss on securities available for sale, net of income tax benefit (unaudited)	-	-	-	-	-	-	(47)	(47)

Balance at March 31, 2018 (unaudited)	7	$-	1,286,503	$12	$34,750	$(31,591)	$(297)	$2,874

Proceeds from Sale of Common Stock (unaudited)	-	-	143,203	2	356	-	-	358

Common stock issued in exchange for Preferred Stock (unaudited)	(7)	-	79,186	1	(1)	-	-	-

Net earnings for the three months ended June 30, 2018 (unaudited)	-	-	-	-	-	1,904	-	1,904

Net change in unrealized loss on securities available for sale, net of income taxes (unaudited)	-	-	-	-	-	-	259	259

Amortization of unrealized loss on securities transferred to held to maturity (unaudited)	-	-	-	-	-	-	6	6

Unrealized loss on securities transferred to held to maturity, net of income tax benefit (unaudited)	-	-	-	-	-	-	(324)	(324)

Balance at June 30, 2018 (unaudited)	—	$—	1,508,892	$15	$35,105	$(29,687)	$(356)	$5,077

Proceeds from Sale of Common Stock (unaudited)	—	—	3,000	—	11	—	—	11

Common stock issued in exchange for Trust Preferred Securities (unaudited)	—	—	301,778	3	902	—	—	905

Net loss for the three months ended September 30, 2018 (unaudited)	—	—	—	—	—	(202)	—	(202)

Net change in unrealized loss on securities available for sale, net of income taxes (unaudited)	—	—	—	—	—	—	4	4

Balance at September 30, 2018 (unaudited)	—	$—	1,813,670	$18	$36,018	$(29,889)	$(352)	$5,795

Balance at December 31, 2018	-	$-	1,858,020	$18	$36,128	$(30,510)	$(330)	$5,306

Net loss for the three months ended March 31, 2019 (unaudited)	-	-	-	-	-	(146)	-	(146)

Net change in unrealized loss on securities available for sale, net of income taxes (unaudited)	-	-	-	-	-	-	3	3

Amortization of unrealized loss on securities transferred to held-to-maturity (unaudited)	-	-	-	-	-	-	14	14

Balance at March 31, 2019 (unaudited)	-	$-	1,858,020	$18	$36,128	$(30,656)	$(313)	$5,177

Common stock issued and reclassified from other liabilities (unaudited)	-	-	11,250	-	28	-	-	28

Common stock issued as compensation to directors (unaudited)	-	-	58,309	1	200	-	-	201

Net loss for the three months ended June 30, 2019 (unaudited)	-	-	-	-	-	(430)	-	(430)

Net change in unrealized loss on securities available for sale, net of income taxes (unaudited)	-	-	-	-	-	-	53	53

Amortization of unrealized loss on securities transferred to held-to-maturity (unaudited)	-	-	-	-	-	-	15	15

Balance at June 30, 2019 (unaudited)	—	$—	1,927,579	$19	$36,356	$(31,086)	$(245)	$5,044

Common stock issued and reclassified from other liabilities (unaudited)	—	—	1,197	—	3	—	—	3

Net loss for the three months ended September 30, 2019 (unaudited)	—	—	—	—	—	(280)	—	(280)

Net change in unrealized loss on securities available for sale, net of income taxes (unaudited)	—	—	—	—	—	—	4	4

Amortization of unrealized loss on securities transferred to held to maturity (unaudited)	—	—	—	—	—	—	21	21

Balance at September 30, 2019 (unaudited)	—	$—	1,928,776	$19	$36,359	$(31,366)	$(220)	$4,792

See accompanying notes to condensed consolidated financial statements

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net (loss) earnings	$(856)	$1,417
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	132	115
Provision (credit) for loan losses	45	(2,100)
Common stock issued as compensation for services	201	—
Net amortization of fees, premiums and discounts	153	168
Increase in accrued interest receivable	(40)	(45)
(Increase) decrease in other assets	(614)	61
Decrease in operating lease liabilities	(49)	—
Amortization of right-of-use lease assets	52	—
(Decrease) increase in official checks and other liabilities	(117)	779
Net cash (used in) provided by operating activities	(1,093)	395

Cash flows from investing activities:
Purchase of securities available for sale	(4,153)	—
Principal repayments of securities available for sale	676	666
Principal repayments of securities held-to-maturity	977	559
Net increase in loans	(14,990)	(6,061)
Purchases of premises and equipment, net	(217)	(194)
Redemption (purchase) of FHLB stock	490	(236)

Net cash used in investing activities	(17,217)	(5,266)

Cash flows from financing activities:
Net increase (decrease) in deposits	30,887	(7,212)
Net decrease in federal funds purchased	(560)	—
Net (decrease) increase in FHLB Advances	(11,600)	6,050

Net cash provided by (used in) financing activities	18,727	(747)

Net increase (decrease) in cash and cash equivalents	417	(5,618)

Cash and cash equivalents at beginning of the period	7,983	11,665

Cash and cash equivalents at end of the period	$8,400	$6,047

See accompanying notes to condensed consolidated financial statements

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Nine Months Ended September 30,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,249	$628

Income taxes	$—	$—

Noncash transactions -
Change in accumulated other comprehensive loss, net change in unrealized gain (loss) on securities available for sale, net of income taxes	$110	$(102)

Transfer of securities from available for sale to held-to-maturity	—	7,945

Amortization of unrealized loss on securities transferred to held-to-maturity	$67	$33

Reclassification of stock compensation issued as compensation to directors from other liabilities to common stock	$—	$615

Common stock issued and reclassified from other liabilities	31	—

Issuance of common stock in exchange for Trust Preferred Securities	—	905

Right-of-use lease assets obtained in exchange for operating lease liabilities	1,144	—

See accompanying notes to condensed consolidated financial statements

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	General. OptimumBank Holdings, Inc. (the “Company”) is a one-bank holding company and owns 100% of OptimumBank (the “Bank”), a Florida-chartered commercial bank. The Company’s only business is the operation of the Bank (collectively, the “Company”). The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of community banking services to individual and corporate customers through its three banking offices located in Broward County, Florida.

Basis of Presentation. In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2019, and the results of operations and cash flows for the three and nine month periods ended September 30, 2019 and 2018. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine month periods ended September 30, 2019, are not necessarily indicative of the results to be expected for the full year.

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

The Trustee, Wells Fargo Bank, for the Debenture (the “Trustee”) and the beneficial owners of the Debenture are entitled to accelerate the payment of the $5,155,000 principal balance plus accrued and unpaid interest totaling $1,947,000 at September 30, 2019. To date, neither the Trustee nor the holders have accelerated the outstanding balance of the Debenture. No adjustments to the accompanying condensed consolidated financial statements have been made as a result of this uncertainty.

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

Although the Company and the New Holder have not executed a formal, definitive bilateral agreement, the New Holder has provided the Company with written representations that the New Holder will not accelerate and demand payment of any of the remaining 4,306 Trust Preferred Securities principal or accrued interest within twelve months from November 14, 2019, the date the Company’s Form 10-Q as of and for the period ended September 30, 2019, was filed with the Securities and Exchange Commission.

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

Accumulated other comprehensive loss consists of the following (in thousands):

	September 30,	December 31,
	2019	2018

Unrealized gain (loss) on securities available for sale	$16	$(64)
Unamortized portion of unrealized loss related to securities available for sale transferred to securities held-to-maturity	(310)	(377)
Income tax benefit	74	111

	$(220)	$(330)

Income Taxes. The Company assessed its earnings history and trends and estimates of future earnings, and determined that the deferred tax asset could not be realized as of September 30, 2019. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	General, Continued.

Reclassifications. Certain amounts have been reclassified to allow for consistent presentation in the periods presented.

Recent Pronouncements. In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, Leases (Topic 842). ASU 2016-02 is intended to improve financial reporting of leasing transactions by requiring organizations that lease assets to recognize assets and liabilities for the rights and obligations created by leases on the condensed consolidated balance sheet. The Company adopted ASU 2016-02 on January 1, 2019. Our only lease at the adoption date was an operating lease for a branch location that has a “5 year term”, commenced in December 2017, does not offer any options to extend, and does contain a rent escalation clause. The effect of this ASU increased total assets by $281,000 and total liabilities by $281,000, at the adoption date. During June 2019, the Company entered into another operating lease agreement which commenced in September 2019, has a “10 year term”, does not offer any options to extend, and does contain a rent escalation clause. This resulted in an additional increase to total assets of $863,000 and total liabilities of $863,000.

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments-Credit Losses (Topic 326). The ASU improves financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by the Company. The ASU requires the Company to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. The Company will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the condensed consolidated financial statements. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, as the FASB approved delaying the initially anticipated effective date of January 1, 2020. Early adoption is permitted. The Company is in the process of determining the effect of the ASU on its condensed consolidated financial statements.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2)	Securities. Securities have been classified according to management’s intent. The carrying amount of securities and approximate fair values are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At September 30, 2019:
Held-to-Maturity:
Collateralized mortgage obligations	$4,529	$171	$—	$4,700
Mortgage-backed securities	1,666	55	—	1,721
Total	6,195	226	—	6,421
Available for Sale:
SBA Pool Securities	$1,904	$—	$(53)	$1,851
Collateralized mortgage obligations	1,146	22	—	1,168
Mortgage-backed securities	2,795	47	—	2,842
Total	$5,845	$69	$(53)	$5,861

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At December 31, 2018:
Held-to-Maturity:
Collateralized mortgage obligations	$5,183	$25	$(4)	$5,204
Mortgage-backed securities	1,956	15	—	1,971
Total	$7,139	$40	$(4)	$7,175
Available for Sale -
SBA Pool Securities	$2,423	$—	$(64)	$2,359

In April 2018, the bank transferred $7,945,000 of securities from the available-for-sale category to the held-to-maturity category at their then fair values resulting in unrealized losses of $432,000. The unrealized loss was recorded in stockholders’ equity net of amortization and net of tax and is being amortized over the remaining term of the securities. At September 30, 2019 and December 31, 2018, $122,000 and $55,000, respectively, has been amortized.

There were no sales of securities during the three and nine month periods ended September 30, 2019 and 2018.

Securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	At September 30, 2019
	Over Twelve Months		Less Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

Available for Sale -
SBA Pool Securities	$53	$1,851	$—	$—

	At December 31, 2018
	Over Twelve Months		Less Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

Held-to-Maturity -
Collateralized mortgage obligations	$4	$1,361	$—	$—
Available for Sale -
SBA Pool Securities	$24	$829	$40	$1,530

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

At September 30, 2019 and December 31, 2018, the unrealized losses on six and seven investment securities, respectively, were caused by market conditions. It is expected that the securities would not be settled at a price less than the book value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans. The components of loans are as follows (in thousands):

	At September 30, 2019	At December 31, 2018

Residential real estate	$26,683	$27,204
Multi-family real estate	4,172	8,195
Commercial real estate	51,997	34,971
Land and construction	2,077	3,661
Commercial	4,674	4,997
Consumer	4,548	260

Total loans	94,151	79,288

Add (deduct):
Net deferred loan fees, costs and premiums	34	155
Allowance for loan losses	(2,104)	(2,243)

Loans, net	$92,081	$77,200

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued. An analysis of the change in the allowance for loan losses follows (in thousands):

	Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Unallocated	Total
Three Months Ended September 30, 2019:

Beginning balance	$537	$41	$658	$7	$558	$11	$241	$2,053
(Credit) provision for loan losses	(5)	—	87	7	32	165	(241)	45
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	6	—	—	—	6

Ending balance	$532	$41	$745	$20	$590	$176	$—	$2,104

Three Months Ended September 30, 2018:
Beginning balance	$665	$53	$706	$59	$266	$42	$108	$1,899
(Credit) provision for loan losses	(118)	36	(208)	(34)	(4)	(12)	340	—
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	6	—	—	—	6

Ending balance	$547	$89	$498	$31	$262	$30	$448	$1,905

Nine Months Ended September 30, 2019:

Beginning balance	$544	$88	$545	$37	$850	$25	$154	$2,243
(Credit) provision for loan losses	(12)	(47)	395	(35)	(260)	158	(154)	45
Charge-offs	—	—	(195)	—	—	(7)	—	(202)
Recoveries	—	—	—	18	—	—	—	18

Ending balance	$532	$41	$745	$20	$590	$176	$—	$2,104

Nine Months Ended September 30, 2018:
Beginning balance	$641	$59	$725	$56	$55	$86	$2,369	$3,991
(Credit) provision for loan losses	(94)	30	(227)	(43)	207	(52)	(1,921)	(2,100)
Charge-offs	—	—	—	—	—	(12)	—	(12)
Recoveries	—	—	—	18	—	8	—	26

Ending balance	$547	$89	$498	$31	$262	$30	$448	$1,905

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued.

	Residential Real Estate	Multi- Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Unallocated	Total
At September 30, 2019:
Individually evaluated for impairment:
Recorded investment	$948	$—	$2,219	$—	$812	$—	$—	$3,979
Balance in allowance for loan losses	$262	$—	$—	$—	$556	$—	$—	$818

Collectively evaluated for impairment:
Recorded investment	$25,735	$4,172	$49,778	$2,077	$3,862	$4,548	$—	$90,172
Balance in allowance for loan losses	$270	$41	$745	$20	$34	$176	$—	$1,286

At December 31, 2018:
Individually evaluated for impairment:
Recorded investment	$954	$—	$3,861	$—	$1,928	$—	$—	$6,743
Balance in allowance for loan losses	$268	$—	$162	$—	$814	$—	$—	$1,244

Collectively evaluated for impairment:
Recorded investment	$26,250	$8,195	$31,110	$3,661	$3,069	$260	$—	$72,545
Balance in allowance for loan losses	$276	$88	$386	$36	$36	$25	$152	$999

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

Residential Real Estate, Multi-Family Real Estate, Commercial Real Estate, Land and Construction. Residential real estate loans are underwritten based on repayment capacity and source, value of the underlying property, credit history and stability. The Company offers first and second one-to-four family mortgage loans; the collateral for these loans is generally the clients’ owner-occupied residences. Although these types of loans present lower levels of risk than commercial real estate loans, risks do still exist because of possible fluctuations in the value of the real estate collateral securing the loan, as well as changes in the borrowers’ financial condition. Multi-family and commercial real estate loans are secured by the subject property and are underwritten based upon standards set forth in the policies approved by the Board. Such standards include, among other factors, loan to value limits, cash flow coverage and general creditworthiness of the obligors. Construction loans to borrowers finance the construction of owner occupied and leased properties. These loans are categorized as construction loans during the construction period, later converting to commercial or residential real estate loans after the construction is complete and amortization of the loan begins. Real estate development and construction loans are approved based on an analysis of the borrower and guarantor, the viability of the project and an acceptable percentage of the appraised value of the property securing the loan. Real estate development and construction loan funds are disbursed periodically based on the percentage of construction completed. The Company carefully monitors these loans with on-site inspections and requires the receipt of lien waivers on funds advanced. Development and construction loans are typically secured by the properties under development or construction, and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely on the value of the underlying property, the Company considers the market conditions and feasibility of proposed projects, the financial condition and reputation of the borrower and guarantors, the amount of the borrower’s equity in the project, independent appraisals, cost estimates and pre-construction sales information. The Company also makes loans on occasion for the purchase of land for future development by the borrower. Land loans are extended for future development for either commercial or residential use by the borrower. The Company carefully analyzes the intended use of the property and the viability thereof.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued. The following summarizes the loan credit quality (in thousands):

	Pass	OLEM (Other Loans Especially Mentioned)	Sub- standard	Doubtful	Loss	Total
At September 30, 2019:
Residential real estate	$25,735	$—	$948	$—	$—	$26,683
Multi-family real estate	4,172	—	—	—	—	4,172
Commercial real estate	49,334	444	2,219	—	—	51,997
Land and construction	823	1,254	—	—	—	2,077
Commercial	3,042	820	812	—	—	4,674
Consumer	4,548	—	—	—	—	4,548

Total	$87,654	$2,518	$3,979	$—	$—	$94,151

At December 31, 2018:
Residential real estate	$26,250	$—	$954	$—	$—	$27,204
Multi-family real estate	8,195	—	—	—	—	8,195
Commercial real estate	30,697	413	3,861	—	—	34,971
Land and construction	2,351	1,310	—	—	—	3,661
Commercial	2,362	707	1,928	—	—	4,997
Consumer	260	—	—	—	—	260

Total	$70,115	$2,430	$6,743	$—	$—	$79,288

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued. Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At September 30, 2019:
Residential real estate	$—	$—	$—	$—	$26,683	$—	$26,683
Multi-family real estate	—	—	—	—	4,172	—	4,172
Commercial real estate	—	—	—	—	51,997	—	51,997
Land and construction	—	—	—	—	2,077	—	2,077
Commercial	—	—	—	—	3,862	812	4,674
Consumer	—	—	—	—	4,548	—	4,548

Total	$—	$—	$—	$—	$93,339	$812	$94,151

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At December 31, 2018:
Residential real estate	$—	$—	$—	$—	$27,204	$—	$27,204
Multi-family real estate	—	—	—	—	8,195	—	8,195
Commercial real estate	—	—	—	—	33,591	1,380	34,971
Land and construction	—	—	—	—	3,661	—	3,661
Commercial	—	—	—	—	4,997	—	4,997
Consumer	—	—	—	—	260	—	260

Total	$—	$—	$—	$—	$77,908	$1,380	$79,288

The following summarizes the amount of impaired loans (in thousands):

	At September 30, 2019			At December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate	$2,219	$2,219	$—	$2,259	$2,259	$—
Commercial	—	—	—	1,114	1,114	—
With related allowance recorded:
Residential real estate	948	948	262	954	954	268
Commercial real estate	—	—	—	1,602	1,602	162
Commercial	812	812	556	814	814	814
Total:
Residential real estate	$948	$948	$262	$954	$954	$268
Commercial real estate	$2,219	$2,219	$—	$3,861	$3,861	$162
Commercial	$812	$812	$556	$1,928	$1,928	$814
Total	$3,979	$3,979	$818	$6,743	$6,743	$1,244

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued. The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Three Months Ended September 30,
	2019			2018
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received

Residential real estate	$950	$19	$19	$962	$19	$19
Commercial real estate	$2,280	$27	$27	$223	$3	$3
Commercial	$812	$—	$—	$2,058	$26	$15
Total	$4,042	$46	$46	$3,243	$48	$37

	Nine Months Ended September 30,
	2019			2018
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received

Residential real estate	$950	$56	$56	$988	$57	$57
Commercial real estate	$2,808	$88	$86	$449	$18	$18
Commercial	$1,327	43	$39	$1,541	60	$60
Total	$5,085	$187	$181	$2,978	$135	$135

The restructuring of a loan constitutes a troubled debt restructuring (“TDR”) if the creditor grants a concession to the debtor that it would not otherwise consider in the normal course of business. A concession may include an extension of repayment terms which would not normally be granted, a reduction in interest rate or the forgiveness of principal and/or accrued interest. All TDRs are evaluated individually for impairment on a quarterly basis as part of the allowance for loan losses calculation. The Company entered into two new TDRs during the three and nine months ended September 30, 2019.

Three Months Ended September 30,
	2019				2018
		Pre-	Post-	Current		Pre-	Post-	Current
		Modification	Modification	Modification		Modification	Modification	Modification
	Number	Outstanding	Outstanding	Outstanding	Number	Outstanding	Outstanding	Outstanding
	of	Recorded	Recorded	Recorded	of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment	Contracts	Investment	Investment	Investment
( dollars in thousands)
Troubled Debt Restructurings -
Modified principal
Commercial real estate	-	$-	$-	$-	-	$-	$-	$-
Residential and home equity	-	-	-	-	-	-	-	-
Commercial	2	812	812	812	-	-	-	-
Total	2	$812	$812	$812	-	$-	$-	$-

Nine Months Ended September 30,
	2019				2018
		Pre-	Post-	Current		Pre-	Post-	Current
		Modification	Modification	Modification		Modification	Modification	Modification
	Number	Outstanding	Outstanding	Outstanding	Number	Outstanding	Outstanding	Outstanding
	of	Recorded	Recorded	Recorded	of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment	Contracts	Investment	Investment	Investment
( dollars in thousands)
Troubled Debt Restructurings -
Modified principal
Commercial real estate	-	$-	$-	$-	-	$-	$-	$-
Residential and home equity	-	-	-	-	-	-	-	-
Commercial	2	812	812	812	-	-	-	-
Total	2	$812	$812	$812	-	$-	$-	$-

At September 30, 2019, the Company has $812,000 in loans identified as TDRs. The TDRs entered into during the past 12 months did not subsequently default during the three and nine month periods ended September 30, 2019 and 2018.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(4)	(Loss) Earnings Per Share. Basic (loss) earnings per share have been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. During the three and nine month periods ended September 30, 2019, and the three month period ended September 30, 2018, basic and diluted loss per share is the same due to the net loss incurred by the Company. During the nine month period ended September 30, 2018, basic and diluted earnings per share is the same as there were no outstanding potentially dilutive securities. (Loss) earnings per common share have been computed based on the following:

Following is the computation of basic and diluted loss per share for the three and nine month periods ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic and Diluted LPS Computation
Numerator:
Loss available to common stockholders	$(280)	$(202)	$(856)	$1,417

Denominator:
Weighted average number of common shares outstanding	1,928,269	1,559,722	1,889,592	1,381,473

Basic and diluted LPS	$(.15)	$(.13)	$(.45)	$(1.03)

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(5)	Stock-Based Compensation. The Company is authorized to grant stock options, stock grants and other forms of equity-based compensation under its 2011 Equity Incentive Plan as amended (the “2011 Plan”) and its 2018 Equity Incentive Plan (the “2018 Plan”). Both plans have been approved by shareholders. The Company is authorized to issue up to 210,000 shares of common stock under the 2011 Plan of which all have been issued, and up to 250,000 shares of common stock under the 2018 Plan, of which 157,190 have been issued, and 92,810 shares remain available for grant.

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

During the nine month period ended September 30, 2019, the Company recorded compensation expense of $200,000 with respect to 58,309 shares issued to a director for services performed.

(6)	Fair Value Measurements. Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan. Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis are as follows (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations For the Nine Month period ended September 30, 2019
At September 30, 2019:
Residential real estate	$686	$—	$—	$686	$262	$—

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations For the year ended December 31, 2018
At December 31, 2018:
Residential real estate	$686	$—	$—	$686	$268	$—
Commercial real estate	1,312	—	—	1,312	71	—
	$1,998	$—	$—	$1,998	$339	$—

Available-for-sale securities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

At September 30, 2019:
SBA Pool Securities	$1,851	$—	$1,851	$—
Collateralized mortgage obligations	1.168	—	1,168	—
Mortgage-backed Securities	2,842	—	2,842	—
	$5,861	$—	$5,861	$—

At December 31, 2018:
SBA Pool Securities	$2,359	$—	$2,359	$—

During the three and nine month periods ended September 30, 2019 and 2018, no securities were transferred in or out of Levels 1, 2 or 3.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(7)	Fair Value of Financial Instruments. The estimated fair values and fair value measurement method with respect to the Company’s financial instruments were as follows (in thousands):

	At September 30, 2019				At December 31, 2018
	Carrying Amount	Fair Value		Level	Carrying Amount	Fair Value		Level
Financial assets:
Cash and cash equivalents	$8,400	$8,400		1	$7,983	$7,983		1
Securities available for sale	5,861	5,861		2	2,359	2,359		2
Securities held-to-maturity	6,195	6,421		2	7,139	7,175		2
Loans	92,081	91,974		3	77,200	77,062		3
Federal Home Loan Bank stock	642	642		3	1,132	1,132		3
Accrued interest receivable	354	354		3	314	314		3

Financial liabilities:
Deposit liabilities	93,265	93,342		3	62,378	62,243		3
Federal Home Loan Bank advances	13,000	12,886		3	24,600	24,437		3
Junior subordinated debenture	5,155	N/A	(1)	3	5,155	N/A	(1)	3
Federal funds purchased	—	—		N/A	560	560		3
Off-balance sheet financial instruments	—	—		N/A	—	—		N/A

(1)	The Company is unable to determine value based on significant unobservable inputs required in the calculation. Refer to Note 10 for further information.

(8)	Off- Balance Sheet Financial Instruments. The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit, unused lines of credit, and standby letters of credit and may involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the condensed consolidated balance sheet. The contract amounts of these instruments reflect the extent of involvement the Company has in these financial instruments.

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

Commitments to extend credit, unused lines of credit, and standby letters of credit typically result in loans with a market interest rate when funded. A summary of the contractual amounts of the Company’s financial instruments with off-balance-sheet risk at September 30, 2019 follows (in thousands):

Commitments to extend credit	$2,665

Unused lines of credit	$4,864

Standby letters of credit	$—

(9)	Regulatory Matters. The Bank is subject to various regulatory capital requirements administered by the bank regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The Bank is subject to the Basel III capital level threshold requirements under the Prompt Corrective Action regulations with full compliance phased in over a multi-year schedule. These new regulations were designed to ensure that banks maintain strong capital positions even in the event of severe economic downturns or unforeseen losses.

The Bank is subject to the capital conservation buffer rules which place limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers. In order to avoid these limitations, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. As of September 30, 2019, the Bank’s capital conservation buffer exceeds the minimum requirements of 2.50%.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(9)	Regulatory Matters, Continued. The following table shows the Bank’s capital amounts and ratios and regulatory thresholds at September 30, 2019 and December 31, 2018 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
As of September 30, 2019:
Total Capital to Risk-Weighted Assets	$12,243	12.70%	$7,713	8.00%	$9,641	10.00%
Tier I Capital to Risk-Weighted Assets	11,027	11.44	5,785	6.00	7,713	8.00
Common equity Tier I capital to Risk-Weighted Assets	11,027	11.44	4,339	4.50	6,267	6.50
Tier I Capital to Total Assets	11,027	9.76	4,518	4.00	5,467	5.00

As of December 31, 2018:
Total Capital to Risk-Weighted Assets	$12,155	15.86%	$6,132	8.00%	$7,665	10.00%
Tier I Capital to Risk-Weighted Assets	11,181	14.59	4,599	6.00	6,132	8.00
Common equity Tier I capital to Risk-Weighted Assets	11,181	14.59	3,449	4.50	4,983	6.50
Tier I Capital to Total Assets	11,181	11.68	3,828	4.00	4,785	5.00

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(9)	Regulatory Matters, Continued.

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

On September 11, 2019, the FRB notified the Company that the Written Agreement was terminated based upon the improvements noted at the June 7, 2019 off-site review.

(10)	Junior Subordinated Debenture. On September 30, 2004, the Company issued a $5,155,000 Junior Subordinated Debenture (the “Debenture”) to Optimum Bank Holdings Capital Trust I, a Delaware statutory trust formed by the Company for the purpose of issuing and selling certain securities (the “Trust Preferred Securities”) representing undivided beneficial interests in the Debenture. The trust issued a total of 5,000 Trust Preferred Securities. The Debenture has a term of thirty years. The interest rate was fixed at 6.40% for the first five years, and thereafter, the coupon rate floats quarterly at the three-month LIBOR rate plus 2.45% (4.48% at September 30, 2019). The Debenture is redeemable in certain circumstances. The terms of the Debenture allow the Company to defer payments of interest on the Debenture by extending the interest payment period at any time during the term of the Debenture for up to twenty consecutive quarterly periods.

Beginning in 2010, the Company exercised its right to defer payment of interest on the Debenture. Interest payments deferred as of September 30, 2019 totaled $1,947,000. The Company has deferred interest payments with respect to the Debenture for the maximum allowable twenty consecutive quarterly payments. The Company is in default under the Debenture due to its failure to make required interest payments. The Trustee for the Debenture and the beneficial owners of the Debenture can accelerate the $5,155,000 principal balance plus accrued and unpaid interest, as a result of this default. To date, neither the Trustee nor the holders have accelerated the outstanding balance of the Debenture. No adjustments to the accompanying condensed consolidated financial statements have been made as a result of this uncertainty.

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

Although the Company and the New Holder have not executed a formal, definitive bilateral agreement, the New Holder has provided the Company with written representations that the New Holder will not accelerate and demand payment of any of the remaining 4,306 Trust Preferred Securities principal or accrued interest within twelve months from November 14, 2019, the date the Company’s Form 10-Q as of and for the period ended September 30, 2019, was filed with the Securities and Exchange Commission.

(11)	Branch Relocation. In June 2019, the Company entered into a sales contract to sell one of its branch locations. Also in June 2019, the Company entered into an operating lease agreement for the purpose of relocating the aforementioned branch. The Company has received regulatory approval for the branch relocation. The lease for the new location commenced during September 2019.

The sale was completed in November 2019 for $1,400,000. The Company financed $1,050,000 of the total sales price. In connection with the sale, the Company recorded a loss in the consolidated statement of operations of $215,000 in November 2019.

(12)	Lease. We adopted ASU 2016-02, Leases on January 1, 2019, which initially resulted in the recognition of one operating lease on the condensed consolidated balance sheet in 2019 and forward. See Note 1 – Recent Pronouncements for more information on the adoption of the ASU. We determine if a contract contains a lease at inception and recognize operating lease right-of-use assets and operating lease liabilities based on the present value of the future minimum lease payments at the adoption date. During September 2019, the lessor of the new branch location made the location available to the Company for use. Accordingly, the Company recognized an additional operating lease right-of-use asset and operating lease liability that amounted to $863,000. As our leases do not provide implicit rates, we use our incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease agreements that have lease and non-lease components, are accounted for as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

The Company’s operating lease obligation is for two of the Company’s branch locations. Our leases have a weighted-average remaining lease term of approximately 8.6 years and do not offer options to extend the leases. The components of lease expense and other lease information are as follows (dollars in thousands):

	Three Month Period Ended September 30, 2019	Nine Month Period Ended September 30, 2019

Operating Lease Cost	$19	$57
Cash paid for amounts included in measurement of lease liabilities	$18	$54

	Three Month Period Ended September 30, 2018		Nine Month Period Ended September 30, 2018

Operating Lease Expense Recognized		$22		$67
Cash paid for amounts included in measurement of lease liabilities	$	N/A	$	N/A

N/A – Not applicable during 2018. The Company adopted ASU 2016-02 Leases on January 1, 2019.

At September 30, 2019

Operating lease right-of-use assets	$1,092
Operating lease liabilities	$1,095
Weighted-average remaining lease term	8.6 years
Weighted-average discount rate	2.1%

Future minimum lease payments under non-cancellable leases, reconciled to our discounted operating lease liabilities are as follows (in thousands):

At September 30, 2019
Remainder of 2019	$40
2020	$158
2021	$163
2022	$161
2023	$92
Thereafter	$583
Total future minimum lease payments	$1,197
Less imputed interest	$(102)
Total operating lease liability	$1,095

(13)	Subsequent Event

On October 23, 2019, the Company filed an Amendment to its Articles of Incorporation to increase the aggregate number of shares of stock of all classes that the corporation shall have authority to issue is 16,000,000 shares, of which 10,000,000 shares shall be common stock, $.01 par value per share, and of which 6,000,000 shares shall be preferred stock, no par value.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Regulatory Matters

Company Written Agreement with Federal Reserve Bank of Atlanta (“FRB”). On June 22, 2010, the Company and the FRB entered into a Written Agreement with respect to certain aspects of the operation and management of the Company. The Written Agreement prohibited, without the prior approval of the FRB, the payment of dividends, taking dividends or payments from the Bank, making any interest, principal or other distributions on account of the Debenture, incurring, increasing or guaranteeing any debt, purchasing or redeeming any shares of stock, or appointing any new director or senior executive officer.

On September 11, 2019, The FRB notified the Company that the Written Agreement was terminated based upon the improvements noted at the June 7, 2019 off-site review.

Expansion of Holding Company Activities

On October 9, 2019, the Company filed with the FRB a declaration to become a financial holding company. The declaration was reviewed by the FRB and became effective as of October 31, 2019. As a financial holding company, the Company can engage in activities that are financial in nature or incidental to a financial activity. The change in status will allow the Company to engage in activities including but not limited to residential mortgage leading, operating a finance or leasing company and insurance premium financing.

Capital Levels

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. As of September 30, 2019, the Bank met the minimum applicable capital adequacy requirements.

Refer to Note 9 for the Bank’s actual and required minimum capital ratios.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition at September 30, 2019 and December 31, 2018

Overview

The Company’s total assets increased by approximately $19.2 million to $119.3 million at September 30, 2019, from $100.1 million at December 31, 2018, primarily due to an increase in total deposits offset by a decrease in Federal Home Loan Bank advances. Total stockholders’ equity decreased by approximately $514,000 to $4.8 million at September 30, 2019, from $5.3 million at December 31, 2018, primarily due to the net loss for the nine month period ended September 30, 2019, offset by common stock issued as compensation to one director during 2019.

The following table shows selected information for the dates indicated:

	Nine Month Period Ended September 30, 2019	Year Ended December 31, 2018

Average equity as a percentage of average assets	4.6%	4.4%

Equity to total assets at end of period	4.0%	5.3%

Return on average assets (1)	(1.0)%	0.9%

Return on average equity (1)	(22.6)%	19.8%

Noninterest expenses to average assets (1)	4.0%	4.4%

(1) Annualized for the nine month period ended September 30, 2019.

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

The Bank increased deposits by $30.9 million during the nine month period ended September 30, 2019. The proceeds were used to paydown FHLB Advances and listing service Certificates of deposits, and originate new loans.

In addition to obtaining funds from depositors, we may borrow funds from other financial institutions. At September 30, 2019, the Company had outstanding borrowings of $13.0 million, against its $27.6 million in established borrowing capacity with the FHLB. The Company’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. The Bank has an available discount window credit line with the Federal Reserve Bank, currently $373,000. The Federal Reserve Bank line is subject to collateral requirements and must be repaid within 90 days; each advance is subject to prior Federal Reserve Bank consent. At September 30, 2019, the Company also had lines of credit amounting to $8.4 million with four correspondent banks to purchase federal funds. The Company had no outstanding federal funds purchased at September 30, 2019 and $560,000 outstanding at December 31, 2018. Disbursements on the lines of credit are subject to the approval of the correspondent banks. We measure and monitor our liquidity daily and believe our liquidity sources are adequate to meet our operating needs.

Off-Balance Sheet Arrangements

Refer to Note 8 for Off-Balance Sheet Arrangements.

Junior Subordinated Debenture

Refer to Note 10 regarding the Junior Subordinated Debenture.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest-rate spread; (v) net interest margin; and (vi) the ratio of average interest-earning assets to average interest-bearing liabilities (Dollars in thousands).

	Three Months Ended September 30,
	2019			2018
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans	$86,895	$1,140	5.25%	$76,174	$1,015	5.33%
Securities	12,508	63	2.01	10,285	54	2.10
Other (1)	9,768	58	2.38	3,833	36	3.76

Total interest-earning assets/interest income	109,171	1,261	4.62	90,292	1,105	4.90

Cash and due from banks	2,106			1,751
Premises and equipment	2,927			2,677
Other	(411)			(359)

Total assets	$113,793			$94,361

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$46,789	222	1.90	$20,975	39	0.74
Time deposits	31,055	186	2.40	19,441	68	1.40
Borrowings (2)	18,155	130	2.86	34,524	216	2.50

Total interest-bearing liabilities/interest expense	95,999	538	2.24	74,940	323	1.72

Noninterest-bearing demand deposits	10,733			11,994
Other liabilities	2,149			2,154
Stockholders’ equity	4,912			5,273

Total liabilities and stockholders’ equity	$113,793			$94,361

Net interest income		$723			$782

Interest rate spread (3)			2.38%			3.19%

Net interest margin (4)			2.65%			3.47%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.14			1.20

	Nine Months Ended September 30,
	2019			2018
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans	$83,271	$3,328	5.33%	$73,459	$2,870	5.21%
Securities	11,384	184	2.16	10,883	187	2.29
Other (1)	9,835	184	2.49	5,055	103	2.72

Total interest-earning assets/interest income	104,490	3,696	4.72	89,397	3,160	4.71%

Cash and due from banks	2,161			1,523
Premises and equipment	2,879			2,621
Other	(826)			(2,080)

Total assets	$108,704			$91,511

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$41,826	567	1.81	$21,087	106	0.67
Time deposits	29,144	490	2.24	21,693	206	1.27
Borrowings (2)	19,276	415	2.87	30,398	554	2.43

Total interest-bearing liabilities/interest expense	90,246	1,472	2.17	73,178	866	1.58

Noninterest-bearing demand deposits	11,155			12,257
Other liabilities	2,246			2,276
Stockholders’ equity	5,051			3,800

Total liabilities and stockholders’ equity	$108,698			$91,511

Net interest income		$2,224			$2,294

Interest rate spread (3)			2.55%			3.13%

Net interest margin (4)			2.84%			3.42%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.16%			1.22

(1)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and the Debenture.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.
(5)	Annualized.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of the Three-Month Periods Ended September 30, 2019 and 2018

General. Net loss for the three month period ended September 30, 2019, was ($280,000) or $(.15) per basic and diluted share compared to net loss of $(202,000) or $(.13) per basic and diluted share for the three month period ended September 30, 2018.

Interest Income. Interest income increased $156,000 to $1.3 million for the three month period ended September 30, 2019 compared to $1.1 million for the three month period ended September 30, 2018. The increase in interest income was caused primarily by an increase in loans.

Interest Expense. Interest expense on deposits and borrowings increased to $538,000 for the three month period ended September 30, 2019 from $323,000 for the three month period ended September 30, 2018. The Bank continued to attract local deposits during 2019.

Provision for Loan Losses. There was a $45,000 provision or credit for losses during the three month period ended September 30, 2019. The provision or credit for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio at September 30, 2019 and 2018. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $2.1 million or 2.23% of loans outstanding at September 30, 2019, as compared to $2.2 million or 2.83% of loans outstanding at December 31, 2018.

Noninterest Income. Total noninterest income increased to $29,000 for the three month period ended September 30, 2019, from $21,000 for the three month period ended September 30, 2018 due to loan related fees.

Noninterest Expenses. Total noninterest expenses decreased $18,000 to $987,000 for the three month period ended September 30, 2019 compared to $1,005,000 for the three month period ended September 30, 2018.

Comparison of the Nine-Month Periods Ended September 30, 2019 and 2018

General. Net loss for the nine month period ended September 30, 2019, was ($856,000) or ($.45) per basic and diluted share compared to net earnings of $1,417,000 or $1.03 per basic and diluted share for the nine month period ended September 30, 2018. The substantial earnings in 2018 were due to the $2.1 million reversal of the Company’s allowance for loan losses.

Interest Income. Interest income increased to $3.7 million for the nine month period ended September 30, 2019 from $3.2 million for the nine month period ended September 30, 2018, primarily due to an increase in interest earning assets.

Interest Expense. Interest expense on deposits and borrowings increased $606,000 to $1.5 million for the nine month period ended September 30, 2019 compared to the prior period. The increase in interest expense was caused by the net effect of an increase in deposits and a decrease in borrowings.

Provision for Loan Losses. There was a $45,000 provision or credit for losses during the nine month period ended September 30, 2019. The Bank reversed $2.1 million of the allowance for loan losses into income during the second quarter of 2018. The provision or credit for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio at September 30, 2019 and 2018. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $2.1 million or 2.23% of loans outstanding at September 30, 2019, as compared to $2.2 million or 2.83% of loans outstanding at December 31, 2018.

Noninterest Income. Total noninterest income increased by $84,000 for the nine month period ended September 30, 2019, to $153,000 compared to $69,000 for the nine month period ended September 30, 2018 due to increased loan related fees.

Noninterest Expenses. Total noninterest expenses increased $194,000 to $3.2 million for the nine month period ended September 30, 2019 compared to $3.0 million for the nine month period ended September 30, 2018.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 4. Controls and Procedures

The Company’s management evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report, and, based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine month period ended September 30, 2019, the Company recorded compensation expense of $200,000 with respect to 58,309 shares of common stock issued to a director for services performed.

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

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date: November 14, 2019	By:	/s/ Timothy Terry
Timothy Terry,
Principal Executive Officer

	By:	/s/ David L. Edgar
David L. Edgar,
Principal Financial Officer

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

EXHIBIT INDEX

Exhibit No.	Description

3.2	Articles of Amendment to the Articles of Incorporation of Optimum Bank Holdings, Inc.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Principal Executive Officer

32.2	Certification of Principal Financial Officer

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

EXHIBIT INDEX

Exhibit No.	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

