Form 10-K
period 2019-12-31
OptimumBank Holdings, Inc.
filed 2020-03-25
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Commission File Number: 000-50755

OPTIMUMBANK HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Florida	55-0865043
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2929 East Commercial Blvd. Suite 303, Fort Lauderdale, FL 33308

(Address of principal executive offices)

Registrant’s telephone number, including area code: (954) 900-2800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	OPHC	NASDAQ Capital Market
Preferred Stock, no par value		None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (1,615,862 shares) on June 28, 2019, was approximately $5,655,517, computed by reference to the closing market price at $3.50 per share as of June 30, 2019. For purposes of this information, the outstanding shares of common stock beneficially owned by directors and executive officers of the registrant were deemed to be shares of common stock held by affiliates.

The number of shares of common stock, par value $0.01 per share, of the registrant outstanding as of March 25, 2020 was 2,860,444 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the issuer’s fiscal year end are incorporated by reference into Part III, Items 10 through 14, of this Annual Report on Form 10-K.

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

When used in this Annual Report, the words “believes,” “estimates,” “plans,” “expects,” “should,” “may,” “might,” “outlook,” and “anticipates,” as well as similar expressions, as they relate to us or our management, are intended to identify forward-looking statements.

General

OptimumBank Holdings, Inc. is a Florida corporation (the “Company”) formed in 2004 as a bank holding company for OptimumBank (the “Bank”). The Company’s only business is the ownership and operation of the Bank”). The Bank is a Florida state chartered bank established in 2000, with deposits insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of community banking services to individual and corporate customers through its three banking offices located in Broward County, Florida.

The Company is subject to the supervision and regulation of The Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is subject to the supervision and regulation of the State of Florida Office of Financial Regulation (“OFR”) and the FDIC. The Bank is a member of the Federal Home Loan Bank of Atlanta.

At December 31, 2019, the Company had total assets of $126.7 million, net loans of $102.2 million, total deposits of $101.4 million and stockholders’ equity of $7.2 million. During 2019, the Company had a net loss of $1.1 million.

Junior Subordinated Debenture

In 2004, the Company formed OptimumBank Capital Trust I (the “Trust”) for the purposes of raising capital for the Bank through the sale of trust preferred securities. At that time, the Trust raised $5,155,000 through the sale of 5,000 trust preferred securities (the “Trust Preferred Securities”) to a third party investor and the issuance of 155 common trust securities to the Company.

The Trust utilized the proceeds of $5,155,000 to purchase a junior subordinated debenture from the Company (the “Junior Subordinated Debenture”). Under the Junior Subordinated Debenture, the Company is required to make interest payments on a periodic basis and to pay the outstanding principal amount plus accrued interest on October 7, 2034. The Company has been in default under the Junior Subordinated Debenture since 2015 due to its failure to make required interest payments. To date, neither the trustee nor the holders of the Trust Preferred Securities have accelerated the outstanding balance of the Junior Subordinated Debenture.

In May 2018, Preferred Shares, LLC (the “Purchaser”) acquired all 5,000 of the Trust Preferred Securities from a third party. The Purchaser is an affiliate of a director of the Company. The Purchaser has subsequently sold or transferred 2,575 of the Trust Preferred Securities to third parties.

During the third quarter of 2018, the holders of 694 Trust Preferred Securities agreed to transfer these Trust Preferred Securities to the Company in exchange for 301,778 shares of the Company’s common stock. These shares were issued at a value of $3.00. In December 2019, the holders of an additional 1,881 Trust Preferred Securities agreed to transfer these Trust Preferred Securities to the Company in exchange for 924,395 shares of the Company’s common stock pursuant to a tender offer made by the Company. These shares were issued at a value of $2.86.

For accounting purposes, the Trust Preferred Securities acquired by the Company have been cancelled. As a result, in 2018, the Company cancelled $694,000 in principal amount of the Trust Preferred Securities, together with accrued interest of $211,000, and increased its stockholders’ equity by the same amount. In 2019, the Company cancelled $1,881,000 in principal amount of the Trust Preferred Securities, together with accrued interest of $763,000, and increased stockholders’ equity by the same amount.

The Company’s total acquisition of 2,575 Trust Preferred Securities in 2018 and 2019 was recorded as a principal and accrued interest reduction associated with the Junior Subordinated Debenture. The remaining principal owed by the Company in connection with the Junior Subordinated Debenture is $2,580,000 and $4,461,000 at December 31, 2019 and 2018, respectively. The remaining accrued interest owed by the Company associated with the Junior Subordinated Debenture is $995,000 and $1,475,000 at December 31, 2019 and 2018, respectively, is presented on the accompanying consolidated balance sheet under the caption “other liabilities”.

The outstanding 2,425 Trust Preferred Securities continue to be in default. However, the Purchaser, as the owner of all of the outstanding Trust Preferred Securities, has provided the Company with written representation not to accelerate the principal and accrued interest amounts due under the Junior Subordinated Debenture within the next twelve months from the date this Annual Report, Form 10-K as of and for the year ended December 31, 2019, is filed with the Securities and Exchange Commission.

The Company is planning to acquire additional Trust Preferred Securities in 2020 in exchange for shares of its common stock, although it has not yet entered into any agreement or commitment with respect to such an exchange.

Branch Relocation

During 2019, the Bank relocated its branch located on Commercial Boulevard in Broward Country, Florida. In connection with the relocation, the Bank sold the existing branch facility for $1,400,000, with the Bank agreeing to finance $1,050,000 of the purchase price in the form of a note from the purchaser. In connection with the sale, the Company recorded a loss of $215,000.

The Bank leased the new location under a ten year operating lease. The new location is also located on Commercial Boulevard in Broward Country, FL. It has a branch which occupies 500 square feet of space and an operations center with 4,800 square feet of space.

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

Strategy

The Bank’s continuing goal is to become one of the leading community banking organizations in Broward County, Florida through steady and controlled growth and a prudent operating strategy.

The key elements of the Bank’s operating and business strategies are as follows:

● Emphasizing local management and local decision-making, resulting in rapid, personalized customer service, rapid credit decisions and expedited closings;

● Maintaining a presence in Broward County through a branch network. Currently, the Bank has three branch banking offices in Broward County;

● Concentrating on real estate, commercial and consumer lending activities by originating fixed and adjustable rate commercial mortgage loans, commercial loans, and consumer loans for Bank customers;

● Maintaining high credit quality through strict underwriting criteria and the Bank’s knowledge of the real estate values and borrowers in its market area; and

● Personalizing products and service by providing innovative financial products and high service levels in order to maintain strong customer relationships. The Bank seeks customers who prefer to conduct business with a locally managed institution.

The Bank and its management team are focusing on achieving the following key business objectives:

● Increasing and Diversifying Loan Originations. Management is seeking to increase the Bank’s loan production to add more interest bearing assets to its asset base. In addition, management is endeavoring to diversify loan originations and the loan portfolio to include more commercial and consumer loans in order to supplement the Bank’s existing portfolio of residential and commercial real estate loans.

● Lowering the Cost of Deposits. Management is seeking to change the Bank’s deposit mix by replacing higher cost interest bearing time deposits with non-interest bearing demand deposits, which is occurring.

● Increasing Capital Ratios. Management is seeking to obtain additional capital to increase the Bank’s capital ratios in order to allow the Bank to grow, implement its business plan and improve profitability.

Lending Activities

The Bank offers real estate, commercial and consumer loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in its market area. The Bank’s market area consists of the tri-county area of Broward, Miami-Dade and Palm Beach counties. The Bank’s net loans at December 31, 2019 were $102.2 million, or 80.7% of total assets. The interest rates charged on loans varied with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. The Bank has no foreign loans.

The Bank’s loan portfolio is concentrated in two major areas: residential and commercial real estate loans. As of December 31, 2019, 91.0% of the loan portfolio consisted of loans secured by mortgages on real estate, of which approximately 27.1% of the total loan portfolio was secured by one-to-four family residential properties. The real estate loans are located primarily in the tri-county market area.

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

Deposit Activities

Deposits are the major source of the Bank’s funds for lending and other investment activities. The Bank considers the majority of its regular savings, demand, NOW, money market deposit accounts and CD’s under $250,000 to be core deposits. These accounts comprised approximately 95.2% of the Bank’s total deposits at December 31, 2019. Approximately 34.9% of the deposits at December 31, 2019 were certificates of deposit. Generally, the Bank attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $250,000 and over made up approximately 4.8% of the Bank’s total deposits at December 31, 2019. Although these large deposits are not traditionally considered core deposits, the majority of these deposits have served as a stable source of funds for the Bank.

Investments

The Bank’s investment securities portfolio was approximately $11.2 and $9.5 million at December 31, 2019 and 2018, respectively, representing 8.8% and 9.5% of its total assets. At December 31, 2019, 87% of this portfolio was invested in asset-backed securities. Mortgage backed securities generally have a shorter life than the stated maturity. The Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at minimal risk levels while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits.

The excess balance account is the excess cash the Bank has available over and above daily cash needs. This money is invested on an overnight basis with the Federal Reserve.

Correspondent Banking

Correspondent banking involves one bank providing services to another bank which cannot provide that service for itself from an economic or practical standpoint. The Bank is required to purchase correspondent services offered by larger banks, including check collections, purchase of federal funds, security safekeeping, investment services, coin and currency supplies, and sales of loans to or participations with correspondent banks.

The Bank has established a correspondent relationship with the Federal Reserve Bank. The Bank pays for such services in cash as opposed to keeping compensating balances. The Bank also sells loan participations to other banks with respect to loans which exceed its lending limit. The Bank may purchase loan participations to supplement loan demand.

Data Processing

The Bank outsources most of its data processing services, including an automated general ledger and deposit accounting; however, it services all its loans in-house.

Internet Banking

The Bank maintains a website at www.optimumbank.com where retail and business customers can access account balances, view current account activity and previous statements, view images of paid checks, transfer funds between accounts, and pay bills. The Bank offers its customers mobile access to their account information, with the option to setup alerts, and deposit checks across a broad range of phones and mobile devices. The Bank also offers its business customers remote deposit capture and online cash management services that include ACH origination and wire transfers using soft token technology for security.

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

The Bank focuses its efforts on smaller loans, which are generally neglected by its competitors. To compete, the Bank relies upon specialized services, responsive handling of customer needs, and personal contacts by its officers, directors and staff. Large multi-branch banking competitors tend to compete primarily by rate and the number and location of branches while smaller, independent financial institutions tend to compete primarily by rate and personal service.

Employees

As of December 31, 2019, the Bank had 19 full-time employees, including executive officers. These employees are not represented by a collective bargaining unit. The Bank considers its relations with its employees good.

Supervision and Regulation

Banks and their holding companies are extensively regulated under both federal and state law. The following is a brief summary of certain statutes, rules, regulations and enforcement actions affecting the Company and the Bank. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company or the Bank. Supervision, regulation, and examination of banks by regulatory agencies are intended primarily for the protection of depositors, rather than shareholders.

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

The Bank is subject to the capital conservation buffer rules which place limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers. In order to avoid these limitations, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. As of December 31, 2019, the Bank’s capital conservation buffer exceeds the minimum requirements of 2.50%.

Company Written Agreement with Federal Reserve Bank of Atlanta (“FRB”). In June 2010, the Company and the FRB entered into a Written Agreement with respect to certain aspects of the operation and management of the Company. On September 11, 2019, the Written Agreement was terminated by the FRB due to the progress made by the Company in addressing the requirements of the Written Agreement.

Memorandum of Understanding between the Bank, the FDIC and Florida Office of Financial Regulation. In August 2018, the Bank agreed to the issuance of a Memorandum of Understanding (the “MOU”), with the FDIC and Florida Office of Financial Regulation. The MOU required the Bank to take certain measures to improve its safety and soundness. By agreeing to the MOU, the Bank was released from an earlier Consent Order that had become effective in 2016. In June 2019, the MOU was terminated by FDIC and Florida Office of Financial Regulation due to the progress made by the Bank in addressing the requirements of the MOU.

The following table shows the Bank’s capital amounts and ratios and regulatory thresholds at December 31, 2019 and 2018 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
As of December 31, 2019:
Total Capital to Risk-Weighted Assets	$12,212	12.03%	$8,124	8.00%	$10,154	10.00%
Tier I Capital to Risk-Weighted Assets	10,934	10.77	$6,093	6.00	$8,124	8.00
Common Equity Tier I Capital to Risk-Weighted Assets	10,934	10.77	$4,569	4.50	$6,600	6.50
Tier 1 Capital to Total Assets	10,934	8.73	$5,010	4.00	$6,263	5.00
As of December 31, 2018:
Total Capital to Risk-Weighted Assets	$12,155	15.86%	$6,132	8.00%	$7,665	10.00%
Tier I Capital to Risk-Weighted Assets	11,181	14.59	$4,599	6.00	$6,132	8.00
Common Equity Tier I Capital to Risk-Weighted Assets	11,181	14.59	$3,449	4.50	$4,983	6.50
Tier 1 Capital to Total Assets	11,181	11.68	$3,828	4.00	$4,785	5.00

Dodd-Frank Act

The Company and the Bank are subject to the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, into law. The Dodd-Frank Act has had a broad impact on the financial services industry, including significant regulatory and compliance changes including, among other things, (1) enhanced resolution authority of troubled and failing banks and their holding companies; (2) changes to capital and liquidity requirements; (3) changes to regulatory examination fees; (4) changes to assessments to be paid to the FDIC for federal deposit insurance; and (5) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector.

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

Deposit Insurance. The Dodd-Frank Act made permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the FDIC’s Deposit Insurance Fund (the “DIF”) is calculated. Under the amendments, the assessment base will be its average consolidated total assets less its average tangible equity. Additionally, the Dodd-Frank Act made changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits, and eliminated the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act also provides that depository institutions may pay interest on demand deposits, which assists the Bank in obtaining more deposits.

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

Securities Regulation and Corporate Governance. The Company’s common stock is registered with the Securities and Exchange Commission (the “SEC”) under Section 12(g) of the Securities Exchange Act of 1934, and we are subject to restrictions, reporting requirements and review procedures under federal securities laws and regulations. The Company is also subject to the rules and reporting requirements of the NASDAQ Capital Market, on which its common stock is traded. Like other issuers of publicly traded securities, the Company must also comply with the corporate governance reforms enacted under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the rules of the SEC and NASDAQ Stock Market adopted pursuant to the Sarbanes-Oxley Act. Among other things, these reforms, effective as of various dates, require certification of consolidated financial statements by the chief executive officer and chief financial officer, prohibit the provision of specified services by independent auditors, require pre-approval of independent auditor services, define director independence and require certain committees, and a majority of a subject company’s board of directors, to consist of independent directors, establish additional disclosure requirements in reports filed with the SEC, require expedited filing of reports, require management evaluation and auditor attestation of internal controls, prohibit loans by the issuer (but not by certain depository institutions) to directors and officers, set record-keeping requirements, mandate complaint procedures for the reporting of accounting and audit concerns by employees, and establish penalties for non-compliance.

Bank Regulation

General. The Bank is chartered under the laws of the State of Florida, and its deposits are insured by the FDIC to the extent provided by law. The Bank is subject to comprehensive regulation, examination and supervision by the FDIC and the Florida Office of Financial Regulation, or Florida OFR, and to other laws and regulations applicable to banks. Such regulations include limitations on loans to a single borrower and to its directors, officers and employees; limitations on the types of activities a state bank can conduct; restrictions on the opening and closing of branch offices; the maintenance of required capital ratios; the granting of credit under equal and fair conditions; and the disclosure of the costs and terms of such credit. The Bank is examined periodically by the FDIC and the Florida OFR, to whom it submits periodic reports regarding its financial condition and other matters. The FDIC and the Florida OFR have a broad range of powers to enforce regulations under their jurisdiction, and to take discretionary actions determined to be for the protection and safety and soundness of banks, including the institution of cease and desist orders and the removal of directors and officers. The FDIC and the Florida OFR also have the authority to approve or disapprove mergers, consolidations, and similar corporate actions.

Capital Adequacy Requirements. Banks are required to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders’ equity (excluding the unrealized gain on available-for-sale securities), trust preferred securities subject to certain limitations, and minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses except for certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. At December 31, 2019, the Bank’s Tier 1 and total risk-based capital ratios were 10.77% and 12.03%, respectively.

Banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 4%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. At December 31, 2019, the Bank’s leverage ratio was 8.73%.

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

The FDIC has issued regulations to implement the “PCA” provisions of FDICIA. In general, the regulations define the five capital categories as follows:

	Threshold Ratios
PCA Capital Category	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	CET1 Risk-Based Capital Ratio	Tier 1 Leverage Capital Ratio
Well capitalized	10%	8%	6.5%	5%
Adequately Capitalized	8%	6%	4.5%	4%
Undercapitalized	< 8%	< 6%	< 4.5%	< 4%
Significantly Undercapitalized	< 6%	< 4%	< 3%	< 3%
Critically Undercapitalized	Tangible Equity/Total Assets ≤ 2%

Community banks are also subject to the following minimum capital requirements:

Minimum CET1 ratio	4.5%
Capital conversion buffer	2.50%
Phase-in of deductions from CET1*	100.0%
Minimum tier 1 capital	6.0%
Minimum total capital	8.0%

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

As of December 31, 2019, the Bank met the FDIC definition of a “well-capitalized” institution.

For additional information regarding the Bank’s capital ratios and requirements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations

— Regulatory Capital Adequacy.”

Dividends. The Company’s ability to pay dividends is substantially dependent on the ability of the Bank to pay dividends to the Company. As a state chartered bank, the Bank is subject to dividend restrictions set by Florida law and the FDIC. Except with the prior approval of the Florida OFR, all dividends of any Florida bank must be paid out of retained net profits from the current period and the previous two years, after deducting expenses, including losses and bad debts. Under the Federal Deposit Insurance Act, an FDIC-insured institution may not pay any dividend if payment would cause it to become undercapitalized or while it is undercapitalized. The FDIC and the Florida OFR also have the general authority to limit the dividend payment by banks if such payment may be deemed to constitute an unsafe and unsound practice.

Loans to One Borrower. Florida law generally allows a state bank such as the Bank to extend credit to any one borrower (and certain related entities of such borrower) in an amount up to 25% of its capital accounts, provided that the unsecured portion may not exceed 15% of the capital accounts of the bank. Based upon the Bank’s capital, the maximum loan the Bank is currently permitted to make to any one borrower (and certain related entities of such borrower) is approximately $2.7 million, provided the unsecured portion does not exceed approximately $1.6 million.

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

Under Florida law, no person or group of persons may, directly or indirectly or acting by or through one or more persons, purchase or acquire a controlling interest in any bank which would result in the change in control of that bank unless the Florida OFR first shall have approved such proposed acquisition. A person or group will be deemed to have acquired “control” of a bank (i) if the person or group, directly or indirectly or acting by or through one, or more other persons, owns, controls, or has power to vote 25% or more of any class of voting securities of the bank, or controls in any manner the election of a majority of the directors of the bank, or (ii) if the Florida OFR determines that such person exercises a controlling influence over the management or policies of the bank. In any case where a proposed purchase of voting securities would give rise to a presumption of control, the person or group who proposes to purchase the securities must first file written notice of the proposal to the Florida OFR for its review and approval. Subsections 658.27(2) and 658.28(3), Florida Statutes, refer to a potential change of control of a financial institution at a 10% or more threshold and rebuttable presumption of control. Accordingly, the name of any subscriber acquiring more than 10% of the voting securities of the Bank must be submitted to the Florida OFR for prior approval.

USA Patriot Act. The Bank is subject to the requirements of the USA Patriot Act, which was enacted in 2001 to provide the federal government with powers to prevent, detect, and prosecute terrorism and international money laundering, and has resulted in promulgation of several regulations that have a direct impact on banks. There are a number of programs that financial institutions must have in place such as: (i) Bank Secrecy Act/Anti-Money Laundering programs to manage risk; (ii) Customer Identification Programs to determine the true identity of customers, document and verify the information, and determine whether the customer appears on any federal government list of known or suspected terrorist or terrorist organizations; and (iii) monitoring for the timely detection and reporting of suspicious activity and reportable transactions. The Bank has devoted substantial attention and resources to compliance with these laws.

Other Consumer Laws. Florida usury laws and federal laws concerning interest rates limit the amount of interest and various other charges collected or contracted by a bank. The Bank’s loans are also subject to federal laws applicable to consumer credit transactions, such as the:

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

The Bank’s deposit and loan operations are also subject to the:

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

Item 2. Properties

The Bank operates a main office and two branch offices in Broward County, Florida. The following table sets forth information with respect to the Bank’s main office and branch offices as of December 31, 2019.

Location	Year Facility Opened	Facility Status

Executive Office and Ft. Lauderdale Branch:	2019	Leased
2929 East Commercial Boulevard Suite 101 and 303 Fort Lauderdale, Florida 33308

Plantation Branch Office:	2000	Owned
10197 Cleary Boulevard Plantation, Florida 33324

Deerfield Beach Branch Office:	2004	Leased
2215 West Hillsboro Boulevard Deerfield Beach, Florida 33442

Item 3. Legal Proceedings

From time-to-time, the Bank is involved in litigation arising in the ordinary course of its business. As of the date of the filing of this Form 10-K, management is of the opinion that the ultimate aggregate liability represented any pending litigation will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock currently trades on the NASDAQ Capital Market under the symbol “OPHC.”

The Company had approximately 762 record holders of its common stock as of December 31, 2019.

During the second quarter of 2019, the Company issued 58,309 shares of common stock to the Company’s directors as compensation services performed. These shares had a value of $201,000 based on the market price at the time of the approval of the issuance of the shares. These shares were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act for a transaction by an issuer not involving a public offering.

During the second and third quarter of 2019, the Company issued 12,447 shares of common stock to a related party who is a significant stockholder, for an aggregate purchase price of $31,000. The $31,000 was collected in 2018. The Company used the proceeds to pay for operating expenses. These shares were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act for a transaction by an issuer not involving a public offering.

During the fourth quarter of 2019, the Company agreed to sell 7,273 shares of common stock to an individual investor at an aggregate purchase price of $40,000. The investor delivered the purchase price to the Company but as of December 31, 2019 had not yet completed the sale. The amount delivered by the investor was recorded as a liability as of December 31, 2019. The issuance of the shares in this transaction will be exempt from registration pursuant to section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

In December 2019, the Company issued 924,395 shares of common stock in exchange for 1,881 Trust Preferred Securities. The shares were issued a price of $2.86 (which was the market value at the time of the exchange). See Note 1 of the Company’s financial statements for further details on the matter. These shares were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act for a transaction by an issuer not involving a public offering.

Prior to the termination of the Company’s Written Agreement with the Federal Reserve in September 2019, the Company could not pay cash dividends and the Company. The Company is currently permitted to pay cash dividends, but does not plan to pay any dividends in the foreseeable future. Instead, the Company intends to retain any income for the purpose of enhancing its financial position and supporting the growth of the Bank.

Prior to the termination of the Bank’s Memorandum of Understanding with the FDIC and the State of Florida in June 2019, the Bank was prohibited from paying cash dividends to the Company. The Bank is currently permitted to pay cash dividends subject to restrictions imposed by the federal banking law and the Florida Financial Institutions Code. In general, the amount of cash dividends that may be paid by the Bank to the Company is based on the Bank’s net earnings of the current year combined with the Bank’s retained earnings of the preceding two years.

Item 6. Selected Financial Data

At December 31, or for the Years Then Ended

(Dollars in thousands, except per share figures)

	2019	2018	2017	2016	2015
At Year End:
Cash and cash equivalents	$8,934	$7,983	$11,665	$17,640	$10,365
Securities available for sale	5,409	2,359	11,437	20,222	25,749
Securities held to maturity	5,806	7,139	—	—	—
Loans, net	102,233	77,200	68,220	76,999	82,573
All other assets	4,366	4,770	4,544	4,842	8,791

Total assets	$126,748	$99,451	$95,866	$119,703	$127,478

Deposit accounts	$101,372	62,378	65,251	86,087	97,571
Federal Home Loan Bank advances	13,000	24,600	20,500	23,500	20,000
Junior subordinated debenture	2,580	4,461	5,155	5,155	5,155
All other liabilities	2,589	2,706	2,415	1,880	1,785
Stockholders’ equity	7,207	5,306	2,545	3,081	2,967

Total liabilities and stockholders’ equity	$126,748	$99,451	$95,866	$119,703	$127,478

	2019	2018	2017	2016	2015
For the Years:
Total interest income	$5,174	$4,292	$4,716	$4,764	$4,534
Total interest expense	2,046	1,246	1,196	1,079	884

Net interest income	3,128	3,046	3,520	3,685	3,650
Credit for loan losses	79	1,754	—	—	—

Net interest income after credit for loan losses	3,207	4,800	3,520	3,685	3,650
Noninterest income (expense)	182	84	52	(144)	412
Noninterest expenses	4,541	4,088	4,161	3,937	4,545

(Loss) earnings before income tax benefit	(1,152)	796	(589)	(396)	(483)
Income tax benefit	(52)	—	—	—	(320)

Net (loss) earnings	$(1,100)	$796	$(589)	$(396)	(163)

Net (loss) earnings per share, basic (1)	$(.58)	$0.53	$(0.53)	$(0.38)	(0.17)

Net (loss) earnings per share, diluted (1)	$(.58)	$0.53	$(0.53)	$(0.38)	(0.17)

Weighted-average number of shares outstanding, basic (1)	1,901,970	1,493,303	1,104,995	1,041,213	953,855

Weighted-average number of shares outstanding, diluted (1)	1,901,970	1,493,303	1,104,995	1,041,213	953,855

Ratios and Other Data:

	2019	2018	2017	2016	2015

Return on average assets	(1.0)%	0.9%	(0.5)%	(0.3)%	(0.1)%
Return on average equity	(21.3)%	19.8%	(21.3)%	(12.5)%	(5.3)%
Average equity to average assets	4.6%	4.4%	2.5%	2.6%	2.5%
Dividend payout ratio	-%	—%	—%	—%	—%
Net interest margin during the year	2.9%	3.4%	3.2%	3.1%	3.4%
Interest-rate spread	2.6%	3.1%	3.0%	3.0%	3.3%
Net yield on average interest-earning assets	4.8%	4.8%	4.3%	4.0%	4.2%
Noninterest expenses to average assets	4.0%	4.4%	3.8%	3.3%	3.6%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.16	1.21	1.13	1.09	1.07
Nonperforming loans and foreclosed assets as a percentage of total assets at end of year	0.6%	1.4%	—%	0.3%	7.5%
Allowance for loan losses as a percentage of total loans at end of year	1.9%	2.8%	5.5%	4.9%	2.7%
Total number of banking offices	3	3	3	3	3
Total shares outstanding at end of year (1)	2,853,171	1,858,020	1,120,947	1,103,447	962,886
Book value per share at end of year (1)	$2.53	$2.86	$2.27	$2.79	$3.08

(1)	All share and per share amounts have been adjusted to reflect the 1 for 10 reverse common stock split effective January 11, 2016.

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

During the years ended December 31, 2019 and 2018, the Company assessed its earnings history and trend over each year and its estimate of future earnings, and determined that it was more likely than not that its deferred tax assets would not be realized in the near term. Accordingly, a valuation allowance was recorded and maintained against the net deferred tax asset for the amount not expected to be realized in the future.

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

Loan Portfolio, Asset Quality and Allowance for Loan Losses

The Bank’s primary business is making business loans. This activity may subject the Bank to potential loan losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond its control. The combination of stronger U.S. growth, the consumer boost from sharply lower crude oil prices and the aggressive monetary easing and weaker currencies outside of the United States should support improving conditions. With most of the Bank’s loans concentrated in south Florida, the decline in local economic conditions had previously adversely affected the values of the Bank’s real estate collateral, but these trends are reversing and are shown in the improvement in the Bank’s impaired loans and improved asset quality. As of December 31, 2019, the Bank’s impaired loans were approximately $4.0 million, or 3.8% of the gross loan portfolio.

The following table sets forth the composition of the Bank’s loan portfolio (in thousands):

	At December 31,
	2019		2018		2017
	Amount	% of Total	Amount	% of Total	Amount	% of Total
				(dollars in thousands)

Residential real estate	$28,266	27.13%	$27,204	34.31%	$26,054	36.22%
Multi-family real estate	8,396	8.06	8,195	10.34	7,356	10.23
Commercial real estate	55,652	53.41	34,971	44.10	30,520	42.43
Land and construction	2,496	2.40	3,661	4.62	2,683	3.73
Commercial	4,476	4.30	4,997	6.30	4,522	6.29
Consumer	4,903	4.70	260	.33	794	1.10

Total loans	$104,189	100.00%	$79,288	100.00%	$71,929	100.00%

Add (deduct):
Net deferred loan costs and premiums	53		155		282
Allowance for loan losses	(2,009)		(2,243)		(3,991)

Loans, net	$102,233		$77,200		$68,220

The following table sets forth the activity in the allowance for loan losses (in thousands):

	Year Ended December 31,
	2019	2018	2017

Beginning balance	$2,243	$3,991	$3,915
Credit for loan losses	(79)	(1,754)	—
Loans charged off	(202)	(25)	(67)
Recoveries	47	31	143

Ending balance	$2,009	$2,243	$3,991

The allowance for loan losses represents management’s estimate of probable incurred losses inherent in the existing loan portfolio. The allowance for loan losses is increased (decreased) by the provision (credit) for loan losses charged to operations and reduced by loans charged off, net of recoveries. The allowance for loan losses represented 1.93% and 2.83% of the total loans outstanding at December 31, 2019 and 2018, respectively.

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

The following table sets forth the Bank’s allowance for loan losses by loan type (dollars in thousands):

	At December 31,
	2019		2018		2017
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans

Residential real estate	$531	27.13%	$544	34.31%	$641	36.22%
Multi-family real estate	82	8.06	88	10.34	59	10.23
Commercial real estate	624	53.41	545	44.10	759	42.43
Land and construction	21	2.40	37	4.62	22	3.73
Commercial	573	4.30	850	6.30	55	6.29
Consumer	152	4.70	25	.33	86	1.10
Unallocated	26	-	154	—	2,369	—

Total allowance for loan losses	$2,009	100.00%	$2,243	100.00%	$3,991	100.00%

Allowance for loan losses as a percentage of total loans outstanding		1.93%		2.83%		5.55%

The following summarizes the amount of impaired loans (in thousands):

	December 31, 2019			December 31, 2018			December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Residential real estate							$194	$217	$—
Commercial real estate	$2,206	$2,206	$—	$2,259	$2,259	$—	231	231	—
Commercial	—	—	—	1,114	1,114	—	—	—	—

With an allowance recorded -
Residential real estate	944	944	258	954	954	268	978	978	330
Commercial real estate	—	—	—	1,602	1,602	162	744	744	83
Commercial	812	812	531	814	814	814	—	—	—

Total:
Residential real estate	$944	$944	$258	$954	$954	$268	$1,172	$1,195	$330
Commercial real estate	$2,206	$2,206	$—	$3,861	$3,861	$162	$975	$975	$83
Commercial	$812	$812	$531	$1,928	$1,928	$814	$—	$—	$—
Total	$3,962	$3,962	$789	$6,743	$6,743	$1,244	$2,147	$2,170	$413

During 2019, 2018, and 2017, the average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017

Average investment in impaired loans	$4,829	$3,296	$1,801
Interest income recognized on impaired loans	$233	$187	$278
Interest income received on a cash basis on impaired loans	$230	$187	$173

Liquidity and Capital Resources

Liquidity represents an institution’s ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. The Bank’s ability to respond to the needs of depositors and borrowers and to benefit from investment opportunities is facilitated through liquidity management.

The Bank’s primary sources of cash during the year ended December 31, 2019, were payments of principal and interest on loans made by the Bank to third parties, payments of principal and interest on debt securities held by the Bank and deposits made by third parties at the Bank. Cash was used primarily to fund loans and repay Federal Home Loan Bank of Atlanta (“FHLB”) advances. The Bank adjusts rates on its deposits to attract or retain deposits as needed. The Bank primarily obtains deposits from its market area.

The Bank may borrow funds from other financial institutions. The Bank is a member of the FHLB, which allows it to borrow funds under a pre-arranged line of credit equal to $29.6 million. As of December 31, 2019, the Bank had $13.0 million in borrowings outstanding from the Federal Home Loan Bank of Atlanta to facilitate lending and manage its asset and liability structure. At December 31, 2019, the Company also had lines of credit amounting to $9.5 million with four correspondent banks to purchase federal funds. The Company also has a line of credit with the Federal Reserve Bank under which the Company may draw up to $350,000. The line is secured by $360,000 in securities. There were no federal funds purchased outstanding at December 31, 2019. There were $560,000 of federal funds purchased outstanding at December 31, 2018.

Debt Securities

The Bank’s securities portfolio is comprised of SBA pool securities, mortgage backed securities and collateralized mortgage obligations. The securities portfolio is categorized as either “held-to-maturity” or “available for sale.” Debt Securities held-to-maturity represent those securities which the Company has the positive intent and ability to hold to maturity. These debt securities are carried at amortized cost. Debt Securities available for sale represent those investments which may be sold for various reasons including changes in interest rates and liquidity considerations. These debt securities are reported at fair market value and unrealized gains and losses are excluded from earnings and reported in other comprehensive loss.

The following table sets forth the amortized cost and fair value of the Bank’s securities portfolio (in thousands):

	Amortized Cost	Fair Value
At December 31, 2019:
Held-to-maturity:
Collateralized mortgage obligations	$4,218	$4,347
Mortgage backed Securities	1,588	1,639
Total	$5,806	$5,986
Available for sale:
SBA Pool Securities	$1,734	$1,682
Collateralized mortgage obligations	998	1,016
Mortgage backed Securities.	2,666	2,711
	$5,398	$5,409
At December 31, 2018:
Held-to-maturity:
Collateralized mortgage obligations	$5,183	$5,204
Mortgage backed securities	1,956	1,971
Total	$7,139	$7,175
Available for sale-
SBA Pool Securities	$2,423	$2,359

At December 31, 2017:
Securities available for sale:
Collateralized mortgage obligations	$8,806	$8,466
SBA Pool Securities	2,965	2,971
	$11,771	$11,437

The following table sets forth, by maturity distribution, certain information pertaining to the securities portfolio at amortized cost (dollars in thousands):

	After One Year Through Five Years	After Ten Years	Total	Yield

At December 31, 2019:
Collateralized mortgage obligation	$—	$5,216	$5,216	2.72%
Mortgage-backed Securities	—	4,254	4,254	2.56%
SBA Pool Securities	—	1,734	1,734	1.46%
	$—	$11,204	$11,204
At December 31, 2018:
Collateralized mortgage obligation	$—	$5,183	$5,183	2.09%
Mortgage - backed Securities		1,956	1,956	2.03%
SBA Pool Securities	—	$2,423	$2,423	2.67%

	$—	$9,562	$9,562
At December 31, 2017:
Collateralized mortgage obligation	$—	$8,806	$8,806	1.93%
SBA Pool Securities	—	2,965	2,965	2.50%

	$—	$11,771	$11,771

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

The following table sets forth certain information related to the Bank’s interest-earning assets and interest-bearing liabilities at December 31, 2019, that are estimated to mature or are scheduled to reprice within the period shown (dollars in thousands):

Gap Maturity / Repricing Schedule

	One Year or Less	More than One Year and Less than Five Years	More than Five Years and Less than Fifteen Years	Over Fifteen Years	Total
Loans (1):
Residential real estate loans	$11,084	$13,940	$2,142	$1,100	$28,266
Multi-family real estate loans	1,889	6,438	69	—	8,396
Commercial real estate loans	6,612	43,232	5,808	—	55,652
Land and construction	1,611	885	—	—	2,496
Commercial	3,700	776	—	—	4,476
Consumer	—	4,903	—	—	4,903

Total loans	24,896	70,174	8,019	1,100	104,189

Securities (2)	—	—	—	11,215	11,215
Interest-bearing deposits in banks	6,823	—	—	—	6,823
Federal Home Loan Bank stock	642	—	—	—	642

Total rate-sensitive assets	32,361	70,174	8,019	12,315	122,869

Deposit accounts (3):
Money-market deposits	48,092	—	—	—	48,092
Interest-bearing checking deposits	6,928	—	—	—	6,928
Savings deposits	455	—	—	—	455
Time deposits	32,403	2,949	—	—	35,352

Total deposits	87,878	2,949	—	—	90,827

Federal Home Loan Bank advances	—	9,000	4,000	—	13,000
Junior subordinated debenture	2,580	—	—	—	2,580
Total rate-sensitive liabilities	90,458	11,949	4,000	—	106,407

GAP (repricing differences)	$(58,097)	$58,225	$4,019	$12,315	$16,462

Cumulative GAP	$(58,097)	$128	$4,147	$16,462	$(37,360)

Cumulative GAP/total assets	(45.84)%	—	3.28%	12.99%

(1)	In preparing the table above, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayment, according to their maturities.

(2)	Securities are scheduled through the repricing date.

(3)	Money-market, interest-bearing checking and savings deposits are regarded as readily accessible withdrawable accounts. All other time deposits are scheduled through the maturity dates.

The following table sets forth loan maturities by type of loan at December 31, 2019 (in thousands):

	One Year or Less	After One But Within Five Years	After Five Years	Total

Residential real estate	$862	$848	$26,556	$28,266
Multi-family real estate	—	—	8,396	8,396
Commercial real estate	2,176	6,776	46,700	55,652
Land and construction	1,235	885	376	2,496
Commercial	777	3,033	666	4,476
Consumer	—	4,903	—	4,903

Total	$5,050	$16,445	$82,694	$104,189

The following table sets forth the maturity or repricing of loans by interest type at December 31, 2019 (in thousands):

	One Year or Less	After One But Within Five Years	After Five Years	Total
Fixed interest rate	$4,238	$5,765	$6,973	$16,976
Variable interest rate	20,658	64,409	2,146	87,213

Total	$24,896	$70,174	$9,119	$104,189

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

A summary of the contractual amounts of the Company’s off-balance sheet risk at December 31, 2019 follows (in thousands):

Commitments to extend credit	$2,200

Unused lines of credit	$2,020

Standby letters of credit	$1,550

The following is a summary of the Company’s contractual obligations, including certain on-balance sheet obligations, at December 31, 2019 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Federal Home Loan Bank advances	$13,000	$—	$5,000	$4,000	$4,000
Junior subordinated debenture	2,580	—	—	—	2,580
Other borrowings	—	—	—	—	—
Operating lease liabilities	1,156	158	416	292	290

Total	$16,736	$158	$5,416	$4,292	$6,870

Deposits

Deposits traditionally are the primary source of funds for the Company’s use in lending, making investments and meeting liquidity demands. The Company has focused on raising time deposits primarily within its market area, which is the tri-county area of Broward, Miami-Dade and Palm Beach counties. However, the Company offers a variety of deposit products, which are promoted within its market area. Deposits increased $39.0 million in 2019.

The following table displays the distribution of the Company’s deposits at December 31, 2019, 2018 and 2017 (in thousands):

	2019		2018		2017
	Amount	% of Deposits	Amount	% of Deposits	Amount	% of Deposits
Noninterest-bearing demand deposits	$10,545	10.40	$9,638	15.45%	$12,632	19.36%
Interest-bearing demand deposits	6,928	6.83	20,450	32.79	4,782	7.33
Money-market deposits	48,092	47.44	5,675	9.10	16,498	25.28
Savings	455	.45	557	0.89	765	1.17

Subtotal	66,020	65.12	$36,320	58.23%	$34,677	53.14%

Time deposits:
0.00% – 0.99%	3,407	3.36	$2,669	4.28%	$6,849	10.50%
1.00% – 1.99%	5,172	5.11	10,113	16.21	23,582	36.14
2.00% – 2.99%	26,773	26.41	13,276	21.28	143	0.22

Total time deposits (1)	35,352	34.88	26,058	41.77	30,574	46.86

Total deposits	$101,372	100.00%	$62,378	100.00%	$65,251	100.00%

(1) Includes Individual Retirement Accounts (IRA’s) totaling $2,221,000 and $1,922,000 at December 31, 2019 and 2018, respectively, all of which are in the form of time deposits.

Time Deposits of $250,000 or more, or Jumbo Time Deposits, are generally considered a more unpredictable source of funds. The following table sets forth the Company’s maturity distribution of time deposits of $250,000 or more at December 31, 2019 and 2018 (in thousands):

	At December 31,
	2019	2018

Due three months or less	$1,378	$666
Due more than three months to six months	795	324
More than six months to one year	2,492	909
One to five years	258	760

Total	$4,923	$2,659

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

	Year Ended December 31,
	2019			2018			2017
		Interest	Average		Interest	Average		Interest	Average
	Average	And	Yield/	Average	And	Yield/	Average	And	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans	86,867	4,693	5.40%	$74,598	$3,912	5.24%	$75,894	$4,126	5.44%
Securities	11,465	245	2.14	10,494	232	2.21	18,054	366	2.03
Other interest-earning assets (1)	9,970	236	2.37	4,811	148	3.08	16,536	224	1.35

Total interest-earning assets/interest income	108,302	5,174	4.78	89,903	4,292	4.78%	110,484	4,716	4.27%

Cash and due from banks	2,130			1,676			1,171
Premises and equipment	2,915			2,676			2,618
Other assets	(983)			(1,985)			(3,480)

Total assets	112,364			$92,270			$110,793

Interest-bearing liabilities:
Savings, NOW and money-market deposits	44,494	805	1.81	$22,000	175	.80	$22,062	112	.51
Time deposits	30,733	698	2.27	23,032	335	1.45	50,367	562	1.11
Borrowings (4)	18,142	543	2.99	29,213	736	2.52	25,672	522	2.03

Total interest-bearing liabilities/interest expense	93,369	2,046	2.19	74,245	1,246	1.68	98,101	1,196	1.22

Noninterest-bearing demand deposits	11,557			11,893			6,551
Other liabilities	2,279			2,105			3,380
Stockholders’ equity	5,159			4,027			2,761

Total liabilities and stockholders’ equity	112,364			$92,270			$110,793

Net interest income		3,128			$3,046			$3,520

Interest rate spread (2)			2.59			3.10			3.05

Net interest margin (3)			2.89			3.39			3.19

Ratio of average interest-earning assets to average interest- bearing liabilities			1.16			1.21			1.13

(1)	Includes interest-earning deposits with banks, Federal funds sold and Federal Home Loan Bank stock dividends.

(2)	Interest rate spread represents the difference between average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(3)	Net interest margin is net interest income divided by average interest-earning assets.

(4)	Includes Federal Home Loan Bank advances, junior subordinated debenture and securities sold under an agreement to repurchase.

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

	Year Ended December 31, 2019 versus 2018 Increases (Decreases) Due to Change In:
	Rate	Volume	Rate/ Volume	Total
Interest-earning assets:
Loans	$118	$643	$20	$781
Securities	(8)	22	(1)	13
Other interest-earning assets	(34)	159	(37)	88

Total interest-earning assets	76	824	(18)	882

Interest-bearing liabilities:
Savings, NOW and money-market	223	179	228	630
Time deposits	188	112	63	363
Other	138	(279)	(52)	(193)

Total interest-bearing liabilities	549	12	239	800

Net interest (expense) income	$(473)	$812	$(257)	$82

	Year Ended December 31, 2018 versus 2017 Increases (Decreases) Due to Change In:
	Rate	Volume	Rate/ Volume	Total
Interest-earning assets:
Loans	$(146)	$(70)	$2	$(214)
Securities	33	(153)	(14)	(134)
Other interest-earning assets	285	(159)	(202)	(76)

Total interest-earning assets	172	(382)	(214)	(424)

Interest-bearing liabilities:
Savings, NOW and money-market	63	0	0	63
Time deposits	171	(305)	(93)	(227)
Other	125	72	17	214

Total interest-bearing liabilities	359	(233)	(76)	50

Net interest income	$(187)	$(149)	$(138)	$(474)

Financial Condition as of December 31, 2019 Compared to December 31, 2018

The Company’s total assets at December 31, 2019, were $126.7 million, an increase of $27.3 million from December 31, 2018.

At December 31, 2019, the Bank had a Tier 1 leverage ratio of 8.73%, and a total risk-based capital ratio of 12.03%. The Company’s capital was enhanced during 2019 through the issuance of common stock, consisting of $31,000 which was reclassified from other liabilities, $201,000 from the issuance of common stock to a director as compensation for services, and $2.9 million from the issuance of common stock in exchange for Trust Preferred Securities.

Junior Subordinated Debenture. In 2004, the Company formed OptimumBank Capital Trust I (the “Trust”) for the purposes of raising capital for the Bank through the sale of trust preferred securities. At that time, the Trust raised $5,155,000 through the sale of 5,000 trust preferred securities (the “Trust Preferred Securities”) to a third party investor and the issuance of 155 common trust securities to the Company.

The Trust utilized the proceeds of $5,155,000 to purchase a junior subordinated debenture from the Company (the “Junior Subordinated Debenture”). Under the Junior Subordinated Debenture, the Company is required to make interest payments on a periodic basis and to pay the outstanding principal amount plus accrued interest on October 7, 2034. The Company has been in default under the Junior Subordinated Debenture since 2015 due to its failure to make required interest payments. To date, neither the trustee nor the holders of the Trust Preferred Securities have accelerated the outstanding balance of the Junior Subordinated Debenture.

In May 2018, Preferred Shares, LLC (the “Purchaser”) acquired all 5,000 of the Trust Preferred Securities from a third party. The Purchaser is an affiliate of a director of the Company. The Purchaser has subsequently sold or transferred 2,575 of the Trust Preferred Securities to third parties.

During the third quarter of 2018, the holders of 694 Trust Preferred Securities agreed to transfer these Trust Preferred Securities to the Company in exchange for 301,778 shares of the Company’s common stock. These shares were issued at a value of $3.00. In December 2019, the holders of an additional 1,881 Trust Preferred Securities agreed to transfer these Trust Preferred Securities to the Company in exchange for 924,395 shares of the Company’s common stock pursuant to a tender offer made by the Company. These shares were issued at a value of $2.86.

For accounting purposes, the Trust Preferred Securities acquired by the Company have been cancelled. As a result, in 2018, the Company cancelled $694,000 in principal amount of the Trust Preferred Securities, together with accrued interest of $211,000, and increased its stockholders’ equity by the same amount. In 2019, the Company cancelled $1,881,000 in principal amount of the Trust Preferred Securities, together with accrued interest of $763,000, and increased stockholders’ equity by the same amount.

The Company’s total acquisition of 2,575 Trust Preferred Securities in 2018 and 2019 was recorded as a principal and accrued interest reduction associated with the Junior Subordinated Debenture. The remaining principal owed by the Company in connection with the Junior Subordinated Debenture is $2,580,000 and $4,461,000 at December 31, 2019 and 2018, respectively. The remaining accrued interest owed by the Company associated with the Junior Subordinated Debenture is $995,000 and $1,475,000 at December 31, 2019 and 2018, respectively, is presented on the accompanying consolidated balance sheet under the caption “other liabilities”.

The outstanding 2,425 Trust Preferred Securities continue to be in default. However, the Purchaser, as the owner of all of the outstanding Trust Preferred Securities, has provided the Company with written representation not to accelerate the principal and accrued interest amounts due under the Junior Subordinated Debenture within the next twelve months from the date this Annual Report, Form 10-K as of and for the year ended December 31, 2019, is filed with the Securities and Exchange Commission.

The Company is planning to acquire additional Trust Preferred Securities in 2020 in exchange for shares of its common stock, although it has not yet entered into any agreement or commitment with respect to such an exchange.

Results of Operations for Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

General. Net losses of $1.1 million or $(.58) loss per basic and diluted share for the year ended December 31, 2019 compared to net earnings for the year ended December 31, 2018 of $796,000 or $.53 earnings per basic and diluted share.

Interest income. Interest income increased to $5.2 million for the year ended December 31, 2019 compared to $4.3 million for the year ended December 31, 2018. Interest on loans increased by $781,000 due to an increase in average balance of loans in 2019 compared to 2018. Interest on securities increased by $13,000 due to an increase in average balance of securities in 2019 compared to 2018. Other interest income increased by $88,000 as the Bank’s average deposits increased, resulting in an increase in cash available for other interest-earning assets.

Interest expense. Interest expense on deposits was $1.5 million during the year ended December 31, 2019 compared to $510,000 during the year ended December 31, 2018. Interest expense on borrowings was $543,000 in the year ended December 31, 2019 compared to $736,000 during the year ended December 31, 2018.

Provision for Loan Losses. During the years ended December 31, 2019 and 2018, the Bank recorded a credit for loan losses for $79,000 and $1,754,000, respectively. The Bank adjusts its total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio. An increase in the allowance is achieved through a provision for loan losses, which is charged against income. A decrease in the allowance is achieved through a credit for loan losses, which is added to income. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $2.0 million or 1.9% of loans outstanding at December 31, 2019, as compared to $2.2 million or 2.8% of loans outstanding at December 31, 2018. Management believes the balance in the allowance for loan losses at December 31, 2019 is adequate. The Company determined that it was appropriate to decrease the amount of the Company’s allowance in 2019 and 2018 due to the continued improvement in the performance and credit quality of the loan portfolio.

Noninterest Income. Total noninterest income increased to $182,000 for the year ended December 31, 2019, from $84,000 for the year ended December 31, 2018 primarily due increase in service charges and fees in 2019.

Noninterest Expenses. Total noninterest expenses to $4.5 million for the year ended December 31, 2019, from $4.1 million for the year ended December 31, 2018, primarily due to a loss on sale of one of the Company’s branch facilities (which was relocated to a leased location) and an increase in salaries and employee benefits.

Income Taxes. The Company had a tax benefit of $52,000 during the year ended December 31, 2019. There were no income taxes during the year ended December 31, 2018.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

OptimumBank Holdings, Inc.

Fort Lauderdale, Florida:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OptimumBank Holdings, Inc. and subsidiary (the “Company”), as of December 31, 2019 and 2018 and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for the years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
Fort Lauderdale, Florida
March 25, 2020

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	December 31, 2019	December 31, 2018
Assets:
Cash and due from banks	$2,111	$1,934
Interest-bearing deposits with banks	6,823	6,049
Total cash and cash equivalents	8,934	7,983
Debt securities available for sale	5,409	2,359
Debt securities held-to-maturity (fair value of $5,986 and $7,175)	5,806	7,139
Loans, net of allowance for loan losses of $2,009 and $2,243	102,233	77,200
Federal Home Loan Bank stock	642	1,132
Premises and equipment, net	1,389	2,668
Right-of-use lease assets	1,055	—
Accrued interest receivable	432	314
Other assets	848	656

Total assets	$126,748	$99,451
Liabilities and Stockholders’ Equity:

Liabilities:
Noninterest-bearing demand deposits	10,545	9,638
Savings, NOW and money-market deposits	55,475	26,682
Time deposits	35,352	26,058

Total deposits	101,372	62,378

Federal Home Loan Bank advances	13,000	24,600
Junior subordinated debenture	2,580	4,461
Federal funds purchased	—	560
Official checks	208	274
Operating lease liabilities	1,061	—
Other liabilities	1,320	1,872

Total liabilities	119,541	94,145

Commitments and contingencies (Notes 5, 8 and 14)
Stockholders’ equity:
Preferred stock, no par value; 6,000,000 shares authorized: Designated Series A, $25,000 liquidation value per share, none issued or outstanding	—	—
Common stock, $.01 par value; 5,000,000 shares authorized, 2,853,171 shares and 1,858,020 shares issued and outstanding	28	18
Additional paid-in capital	38,994	36,128
Accumulated deficit	(31,610)	(30,510)
Accumulated other comprehensive loss	(205)	(330)

Total stockholders’ equity	7,207	5,306
Total liabilities and stockholders’ equity	$126,748	$99,451

See accompanying notes to Consolidated Financial Statements

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Operations
(In thousands, except share amounts)

	Year Ended December 31,
	2019	2018
Interest income:
Loans	$4,693	$3,912
Debt securities	245	232
Other	236	148

Total interest income	5,174	4,292

Interest expense:
Deposits	1,503	510
Borrowings	543	736

Total interest expense	2,046	1,246

Net interest income	3,128	3,046

Credit for loan losses	79	1,754

Net interest income after credit for loan losses	3,207	4,800

Noninterest income:
Service charges and fees	106	49
Other	76	35

Total noninterest income	182	84

Noninterest expenses:
Salaries and employee benefits	2,022	1,864
Occupancy and equipment	487	437
Data processing	491	407
Professional fees	537	558
Loss on sale of premises and equipment, net	215	—
Other	789	822

Total noninterest expenses	4,541	4,088

Net (loss) earnings before income tax benefit	(1,152)	796

Income tax benefit	(52)	—

Net (loss) earnings	$(1,100)	$796

Net (loss) earnings per share:
Basic and diluted	$(.58)	$.53

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Loss (Income)
(In thousands)

	Year Ended
	December 31,
	2019	2018

Net (loss) earnings	$(1,100)	$796

Other comprehensive income (loss):
Change in unrealized gain on debt securities:
Unrealized gain arising during the year	75	270
Amortization of unrealized loss on debt securities transferred to held-to-maturity	93	55
Reclassification adjustment for unrealized loss on debt securities transferred to held-to-maturity	—	(432)
Other comprehensive income (loss) before income tax (expense) benefit	168	(107)

Deferred income tax (expense) benefit on above change	(43)	27

Total other comprehensive income (loss)	125	(80)

Comprehensive (loss) income	$(975)	$716

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2019 and 2018
(Dollars in thousands except per share amounts)

	Preferred						Accumulated
	Stock				Additional		Other	Total
	Series A		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2017	7	$—	1,120,947	$11	$34,090	$(31,306)	$(250)	$2,545

Proceeds from sale of common stock	—	—	211,367	2	523	—	—	525
Common stock issued as compensation to directors	—	—	144,742	2	613	—	—	615
Common stock issued in exchange for Preferred Stock	(7)	—	79,186	—	—	—	—	—
Common stock issued in exchange for Trust Preferred Securities	—	—	301,778	3	902	—	—	905
Net change in unrealized loss on debt securities available for sale, net of income taxes	—	—	—	—	—	—	200	200
Amortization of unrealized loss on securities transferred to held-to-maturity	—	—	—	—	—	—	44	44
Unrealized loss on securities transferred to held-to-maturity, net of income tax benefit	—	—	—	—	—	—	(324)	(324)
Net earnings	—	—	—	—	—	796	—	796
Balance at December 31, 2018	—	$—	1,858,020	$18	$36,128	$(30,510)	$(330)	$5,306
Common stock issued and reclassified from other liabilities	—	—	12,447	—	31	—	—	31
Common stock issued as compensation to directors	—	—	58,309	1	200	—	—	201
Common stock issued in exchange for Trust Preferred Securities	—	—	924,395	9	2,635	—	—	2,644
Net change in unrealized gain on debt securities available for sale, net of income taxes	—	—	—	—	—	—	56	56
Amortization of unrealized loss on debt securities transferred to held-to-maturity	—	—	—	—	—	—	69	69
Net earnings	—	—	—	—	—	(1,100)	—	(1,100)
Balance at December 31, 2019	—	$—	2,853,171	$28	$38,994	$(31,610)	$(205)	$7,207

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net (loss) earnings	$(1,100)	$796
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	173	159
Common stock issued as compensation for services	201	—
Net amortization of fees, premiums and discounts	203	237
Credit for loan losses	(79)	(1,754)
Loss on sale of premises and equipment, net	215	—
(Increase) decrease in accrued interest receivable	(118)	2
Amortization of right of use asset	89	—
Net decrease in lease liability	(83)	—
(Increase) decrease in other assets	(235)	15
Increase in official checks and other liabilities	176	569

Net cash (used in) provided by operating activities	(558)	24

Cash flows from investing activities:
Principal repayments of debt securities available for sale	1,106	906
Purchase of debt securities available for sale	(4,158)	—
Principal repayments of debt securities held-to-maturity	1,379	814
Net increase in loans	(23,983)	(7,351)
Purchase of premises and equipment, net	(509)	(234)
Proceeds from sale of premises and equipment	350	—
Redemption (Purchase) of Federal Home Loan Bank stock	490	(153)

Net cash used in investing activities	(25,325)	(6,018)

Cash flows from financing activities:
Net increase (decrease) in deposits	38,994	(2,873)
(Repayments) purchase of Federal Home Loan Bank advances, net	(11,600)	4,100
Proceeds from sale of common stock	—	525
(Decrease) increase in federal funds purchased	(560)	560

Net cash provided by financing activities	26,834	2,312

Increase (decrease) in cash and cash equivalents	951	(3,682)
Cash and cash equivalents at beginning of the year	7,983	11,665
Cash and cash equivalents at end of the year	$8,934	$7,983

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows, Continued
(In thousands)

	Year Ended December 31,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,756	$931

Income taxes	$—	$—

Noncash transactions:
Change in accumulated other comprehensive loss, net change in unrealized loss on debt securities available for sale, net of income taxes	$125	$(80)

Transfer of debt securities from available for sale to held-to-maturity	$—	$7,945

Premises and equipment transferred to loans	$1,050	$—

Reclassification of stock compensation from other liabilities to common stock	$—	$615

Common stock issued and reclassified from other liabilities	$31	$—

Issuance of common stock in exchange for Trust Preferred Securities	$2,644	$905

Amortization of unrealized loss on debt securities transferred to held-to-maturity	$93	$55

Right-of -use lease assets obtained in exchange for operating lease liabilities	$1,144	$—

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

At December 31, 2019 and 2018 and for the Years Then Ended

(1)	Summary of Significant Accounting Policies

Organization. OptimumBank Holdings, Inc. (the “Company”) is a one-bank holding company and owns 100% of OptimumBank (the “Bank”), a Florida-chartered commercial bank. The Company’s only business is the operation of the Bank. The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of community banking services to individual and corporate customers through its three banking offices located in Broward County, Florida.

Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting practices of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the banking industry. The following summarizes the more significant of these policies and practices.

Junior Subordinated Debenture. In 2004, the Company formed OptimumBank Capital Trust I (the “Trust”) for the purposes of raising capital for the Bank through the sale of trust preferred securities. At that time, the Trust raised $5,155,000 through the sale of 5,000 trust preferred securities (the “Trust Preferred Securities”) to a third party investor and the issuance of 155 common trust securities to the Company.

The Trust utilized the proceeds of $5,155,000 to purchase a junior subordinated debenture from the Company (the “Junior Subordinated Debenture”). Under the Junior Subordinated Debenture, the Company is required to make interest payments on a periodic basis and to pay the outstanding principal amount plus accrued interest on October 7, 2034. The Company has been in default under the Junior Subordinated Debenture since 2015 due to its failure to make required interest payments. To date, neither the trustee nor the holders of the Trust Preferred Securities have accelerated the outstanding balance of the Junior Subordinated Debenture.

In May 2018, Preferred Shares, LLC (the “Purchaser”) acquired all 5,000 of the Trust Preferred Securities from a third party. The Purchaser is an affiliate of a director of the Company. The Purchaser has subsequently sold or transferred 2,575 of the Trust Preferred Securities to third parties.

During the third quarter of 2018, the holders of 694 Trust Preferred Securities agreed to transfer these Trust Preferred Securities to the Company in exchange for 301,778 shares of the Company’s common stock. These shares were issued at a value of $3.00. In December 2019, the holders of an additional 1,881 Trust Preferred Securities agreed to transfer these Trust Preferred Securities to the Company in exchange for 924,395 shares of the Company’s common stock pursuant to a tender offer made by the Company. These shares were issued at a value of $2.86.

For accounting purposes, the Trust Preferred Securities acquired by the Company have been cancelled. As a result, in 2018, the Company cancelled $694,000 in principal amount of the Trust Preferred Securities, together with accrued interest of $211,000, and increased its stockholders’ equity by the same amount. In 2019, the Company cancelled $1,881,000 in principal amount of the Trust Preferred Securities, together with accrued interest of $763,000, and increased stockholders’ equity by the same amount.

The Company’s total acquisition of 2,575 Trust Preferred Securities in 2018 and 2019 was recorded as a principal and accrued interest reduction associated with the Junior Subordinated Debenture. The remaining principal owed by the Company in connection with the Junior Subordinated Debenture is $2,580,000 and $4,461,000 at December 31, 2019 and 2018, respectively. The remaining accrued interest owed by the Company associated with the Junior Subordinated Debenture is $995,000 and $1,475,000 at December 31, 2019 and 2018, respectively, is presented on the accompanying consolidated balance sheet under the caption “other liabilities”.

The outstanding 2,425 Trust Preferred Securities continue to be in default. However, the Purchaser, as the owner of all of the outstanding Trust Preferred Securities, has provided the Company with written representation not to accelerate the principal and accrued interest amounts due under the Junior Subordinated Debenture within the next twelve months from the date this Annual Report, Form 10-K as of and for the year ended December 31, 2019, is filed with the Securities and Exchange Commission.

The Company is planning to acquire additional Trust Preferred Securities in 2020 in exchange for shares of its common stock, although it has not yet entered into any agreement or commitment with respect to such an exchange.

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

The Company may be required by law or regulation to maintain cash reserves in the form of vault cash or deposit with Federal Reserve Banks or in Pass-through accounts with other banks. At December 31, 2019 and 2018, there were no required cash reserves.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies, continued

Debt Securities. Debt securities may be classified as trading, held to maturity or available for sale. Trading debt securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading debt securities are included immediately in operations. Held-to-maturity debt securities are those which management has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale debt securities consist of debt securities not classified as trading debt securities nor as held to maturity debt securities. Unrealized holding gains and losses on available for sale debt securities are reported as a net amount in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on the sale of available for sale debt securities are determined using the specific-identification method. Premiums and discounts on debt securities are recognized in interest income using the interest method over the period to maturity.

Management evaluates debt securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. A debt security is impaired if the fair value is less than its carrying value at the financial statement date. When a debt security is impaired, the Company determines whether this impairment is temporary or other-than-temporary. In estimating other-than-temporary impairment (“OTTI”) losses, management assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a debt security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in operations. For debt securities that do not meet the aforementioned criteria, the amount of impairment recognized in operations is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Management utilizes cash flow models to segregate impairments to distinguish between impairment related to credit losses and impairment related to other factors. To assess for OTTI, management considers, among other things, (i) the severity and duration of the impairment; (ii) the ratings of the debt security; (iii) the overall transaction structure (the Company’s position within the structure, the aggregate, near-term financial performance of the underlying collateral, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, and discounted cash flows); and (iv) the timing and magnitude of a break in modeled cash flows.

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

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. There were no changes in the Company’s accounting policies or methodology during the years ended December 31, 2019 and 2018.

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

Preferred Securities of Unconsolidated Subsidiary Trust. The Company owns all of the common interests of OptimumBank Holdings Capital Trust I (the “Trust”), an unconsolidated subsidiary trust. The Trust used the proceeds from the sale of $5,000,000 of its Trust Preferred Securities and $155,000 from the issuance of common interests in the Trust to acquire a $5,155,000 Junior Subordinated Debenture issued by the Company. The Junior Subordinated Debenture and certain capitalized costs associated with the issuance of the securities comprise the Trust’s only assets, Interest payments on the Junior Subordinated Debenture are intended to finance the distributions paid on the Trust Preferred Securities. The Company recorded the Junior Subordinated Debenture as a liability under the heading “Junior Subordinated Debenture” and its ownership of the common interests in the Trust under the heading “Other Assets” in the accompanying consolidated balance sheets (See Note 7).

The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the preferred securities of the Trust subject to the terms of the guarantee.

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

The Company provides reserves for potential payments of tax related to uncertain tax positions. These reserves are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. See Note 8 for additional details.

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

The Company and the Bank file a consolidated income tax return. Income taxes are allocated proportionately to the Company and the Bank as though separate income tax returns were filed.

Advertising. The Company expenses all media advertising as incurred. Media advertising expense included in other noninterest expenses in the accompanying consolidated statements of operations was approximately $18,000 and $40,000 during the years ended December 31, 2019 and 2018, respectively.

Stock Compensation Plan. The Company has adopted the fair value recognition method and expenses the fair value of any stock options as they vest. Under the fair value recognition method, the Company recognizes stock-based compensation in the accompanying consolidated statements of operations.

(Loss) Earnings Per Share. Basic (loss) earnings per share is computed on the basis of the weighted-average number of common shares outstanding. In 2019, basic and diluted loss per share is the same due to the net loss incurred by the Company. In 2018, basic and diluted earnings per share is the same as there were no outstanding potentially dilutive securities. (Loss) earnings per common share has been computed based on the following:

	Year Ended December 31,
	2019	2018
Weighted-average number of common shares outstanding used to calculate basic and diluted (loss) earnings per common share	1,901,970	1,493,303

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

The following describes valuation methodologies used for assets measured at fair value:

Debt Securities Available for Sale and Held to Maturity. Where quoted prices are available in an active market, debt securities are classified within Level 1 of the valuation hierarchy. Level 1 debt securities include highly liquid government bonds and certain mortgage products. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include certain mortgage-backed debt securities and U.S. Government and agency debt securities.

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

Debt Securities. Fair values for debt securities are based on the framework for measuring fair value established by GAAP (Level 2).

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

Comprehensive (loss) income. GAAP generally requires that recognized revenue, expenses, gains and losses be included in net (loss) earnings. Although certain changes in consolidated assets and liabilities, such as unrealized gains and losses on available-for-sale debt securities, are reported as a separate component of the equity section of the consolidated balance sheets, such items along with net (loss) earnings, are components of comprehensive (loss) income.

Accumulated other comprehensive loss consists of the following (in thousands):

	December 31, 2019	December 31, 2018

Unrealized loss on securities available for sale	$11	$(64)
Unamortized portion of unrealized loss related to debt securities available for sale transferred to debt securities held-to-maturity	(284)	(377)
Income tax benefit	68	111

	$(205)	$(330)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies, continued

Reclassifications. Certain amounts have been reclassified to allow for consistent presentation in the years presented.

Recent Pronouncements. In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, Leases (Topic 842). ASU 2016-02 is intended to improve financial reporting of leasing transactions by requiring organizations that lease assets to recognize assets and liabilities for the rights and obligations created by leases on the consolidated balance sheet. The Company adopted ASU 2016-02 on January 1, 2019. Our only lease at the adoption date was an operating lease for a branch location that has a 5 year term, commenced in December 2017, does not offer any options to extend, and does contain a rent escalation clause. The effect of this ASU increased total assets by $281,000 and total liabilities by $281,000, at the adoption date. During June 2019, the Company entered into another operating lease agreement which commenced in September 2019, has a 10 year term, does not offer any options to extend, and does contain a rent escalation clause. This resulted in an additional increase to total assets of $863,000 and total liabilities of $863,000.

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments-Credit Losses (Topic 326). The ASU improves financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by the Company. The ASU requires the Company to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. The Company will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the consolidated financial statements. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022 as the FASB approved delaying the initially anticipated effective date January 1, 2020. Early adoption is permitted. The Company is in the process of determining the effect of the ASU on its consolidated financial statements.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(2) Debt Securities. Debt Securities have been classified according to management’s intent. The carrying amount of debt securities and approximate fair values are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At December 31, 2019:
Held-to-maturity:
Collateralized mortgage obligations	$4,218	$129	—	$4,347
Mortgage-backed securities	1,588	51	—	1,639
Total	$5,806	$180	—	$5,986
Available for sale:
SBA Pool Securities	$1,734	$—	$(52)	$1,682
Collateralized mortgage obligations	998	18	—	1,016
Mortgage-backed securities	2,666	45	—	2,711
Total	$5,398	$63	$(52)	$5,409

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At December 31, 2018:
Held-to-Maturity:
Collateralized mortgage obligations	$5,183	$25	$(4)	$5,204
Mortgage-backed securities	1,956	15	—	1,971
Total	$7,139	$40	$(4)	$7,175
Available for Sale -
SBA Pool Securities	$2,423	$—	$(64)	$2,359

In April 2018, the bank transferred debt securities of $7,945,000 from the available-for-sale category to the held-to-maturity category at their then fair values resulting in unrealized losses of $432,000. The unrealized loss was recorded in stockholders’ equity net of amortization and net of tax and is being amortized over the remaining term of the securities. At December 31, 2019, and 2018, $148,000 and $55,000, respectively, has been amortized.

There were no sales of debt securities available for sale during the years ended December 31, 2019 and 2018.

Securities with gross unrealized losses, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position, is as follows (in thousands):

	At December 31, 2019
	Over Twelve Months		Less Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

Available for Sale —
SBA Pool Securities	$52	1.682	-	-

	At December 31, 2018
	Over Twelve Months		Less Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

Held-to-maturity —
Collateralized mortgage obligations	$4	$1,361	$—	$—
Available for Sale —
SBA Pool Securities	$24	$829	$40	$1,530

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(2) Debt Securities, Continued. Management evaluates debt securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At December 31, 2019 and 2018, the unrealized losses on six and seven investment debt securities, respectively were caused by market conditions. It is expected that the debt securities would not be settled at a price less than the book value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Available-for-sale debt securities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

At December 31, 2019 –
SBA Pool Securities	$1,682	$—	$1,682	—
Collateralized mortgage obligations	1,016	—	1,016	—
Mortgage-backed securities	2,711	—	2,711	—
Total	5,409	—	$5,409	—

At December 31, 2018 –
SBA Pool Securities	$2,359	$—	$2,359	$—

During the years ended December 31, 2019 and 2018, no debt securities were transferred in or out of Level 1, 2 or 3.

As of December 31, 2019, the Company had pledged securities with a market value of $363,000 as collateral for the Federal Reserve Bank (the “FRB”) discount window.

The Company’s available-for-sale and held-to-maturity debt securities all have contractual maturity dates which are greater than ten years as of December 31, 2019. Expected maturities of these debt securities will differ from contractual maturities because borrowers have the right to call or repay obligations with or without call or prepayment penalties.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3) Loans. The components of loans are as follows (in thousands):

	At December 31, 2019	At December 31, 2018

Residential real estate	$28,266	$27,204
Multi-family real estate	8,396	8,195
Commercial real estate	55,652	34,971
Land and construction	2,496	3,661
Commercial	4,476	4,997
Consumer	4,903	260

Total loans	104,189	79,288

Add (deduct):
Net deferred loan fees, costs and premiums	53	155
Allowance for loan losses	(2,009)	(2,243)

Loans, net	$102,233	$77,200

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3) Loans, Continued. An analysis of the change in the allowance for loan losses for the years ended December 31, 2019 and 2018 follows (in thousands):

	Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Unallocated	Total

Year Ended December 31, 2019:
Beginning balance	$544	88	545	37	850	25	154	2,243
(Credit) provision for loan losses	(36)	(6)	274	(40)	(277)	134	(128)	(79)
Charge-offs	—	—	(195)	—	—	(7)	—	(202)
Recoveries	23	—	—	24	—	—	—	47

Ending balance	$531	$82	$624	$21	$573	$152	$26	$2,009

Year Ended December 31, 2018:
Beginning balance	$641	$59	$759	$22	$55	$86	$2,369	$3,991
(Credit) provision for loan losses	(97)	29	(214)	(8)	795	(44)	(2,215)	(1,754)
Charge-offs	—	—	—	—	—	(25)	—	(25)
Recoveries	—	—	—	23	—	8	—	31

Ending balance	$544	$88	$545	$37	$850	$25	$154	$2,243

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3)	Loans, continued.

The balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2019 and 2018 follows (in thousands):

	Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Unallocated	Total
At December 31, 2019:
Individually evaluated for impairment:
Recorded investment	$944	$—	$2,206	$—	$812	$—	$—	$3,962
Balance in allowance for loan losses	$258	$—	$—	$—	$531	$—	$—	$789

Collectively evaluated for impairment:
Recorded investment	$27,322	$8,396	$53,446	$2,496	$3,664	$4,903	$—	$100,227
Balance in allowance for loan losses	$273	$82	$624	$21	$42	$152	$26	$1,220

At December 31, 2018:
Individually evaluated for impairment:
Recorded investment	$954	$—	$3,861	$—	$1,928	$—	$—	$6,743
Balance in allowance for loan losses	$268	$—	$162	$—	$814	$—	$—	$1,244

Collectively evaluated for impairment:
Recorded investment	$26,250	$8,195	$31,110	$3,661	$3,069	$260	$—	$72,545
Balance in allowance for loan losses	$276	$88	$383	$37	$36	$25	$154	$999

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3)	Loans, Continued.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3)	Loans, Continued. The following summarizes the loan credit quality (in thousands):

	Pass	OLEM (Other Loans Especially Mentioned)	Sub- standard	Doubtful	Loss	Total
At December 31, 2019:
Residential real estate	$27,322	$—	$944	$—	$—	$28,266
Multi-family real estate	8,396	—	—	—	—	8,396
Commercial real estate	53,011	435	2,206	—	—	55,652
Land and construction	1,261	1,235	—	—	—	2,496
Commercial	3,027	637	812	—	—	4,476
Consumer	4,903	—	—	—	—	4,903

Total	$97,920	$2,307	$3,962	$—	$—	$104,189

At December 31, 2018:
Residential real estate	$26,250	$—	$954	$—	$—	$27,204
Multi-family real estate	8,195	—	—	—	—	8,195
Commercial real estate	30,697	413	3,861	—	—	34,971
Land and construction	2,351	1,310	—	—	—	3,661
Commercial	2,362	707	1,928	—	—	4,997
Consumer	260	—	—	—	—	260

Total	$70,115	$2,430	$6,743	$—	$—	$79,288

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3)	Loans, Continued. Age analysis of past due loans at December 31, 2019 is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At December 31, 2019:
Residential real estate	$944	$—	$—	$944	$27,322	$—	$28,266
Multi-family real estate	—	—	—	—	8,396	—	8,396
Commercial real estate	—	—	—	—	55,652	—	55,652
Land and construction	1,235	—	—	1,235	1,261	—	2,496
Commercial	—	—	—	—	3,664	812	4,476
Consumer	—	—	—	—	4,903	—	4,903

Total	$2,179	$—	$—	$2,179	$101,198	$812	$104,189

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At December 31, 2018:
Residential real estate	$—	$—	$—	$—	$27,204	$—	$27,204
Multi-family real estate	—	—	—	—	8,195	—	8,195
Commercial real estate	—	—	—	—	33,591	1,380	34,971
Land and construction	—	—	—	—	3,661	—	3,661
Commercial	—	—	—	—	4,997	—	4,997
Consumer	—	—	—	—	260	—	260

Total	$—	$—	$—	$—	$77,908	$1,380	$79,288

The following summarizes the amount of impaired loans (in thousands):

	At December 31, 2019			At December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate	$2,206	$2,206	—	$2,259	$2,259	$—
Commercial	—	—	—	1,114	1,114	—

With related allowance recorded:
Residential real estate	944	944	258	954	954	268
Commercial real estate	—	—	—	1,602	1,602	162
Commercial	812	812	531	814	814	814

Total
Residential real estate	$944	$944	$258	$954	$954	$268
Commercial real estate	$2,206	$2,206	$—	$3,861	$3,861	$162
Commercial	$812	$812	$531	$1,928	$1,928	$814

Total	$3,962	$3,962	$789	$6,743	$6,743	$1,244

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3)	Loans, Continued. The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	For the Year Ended December 31,
	2019			2018
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received

Residential real estate	$949	$75	$69	$981	$76	$76
Commercial real estate	$2,672	$115	$113	$677	$25	$25
Commercial	$1,208	$43	$48	$1,638	$86	$86

Total	$4,829	$233	$230	$3,296	$187	$187

The restructuring of a loan constitutes a troubled debt restructuring (“TDR”) if the creditor grants a concession to the debtor that it would not otherwise consider in the normal course of business. A concession may include an extension of repayment terms which would not normally be granted, a reduction in interest rate or the forgiveness of principal and/or accrued interest. All TDRs are evaluated individually for impairment on a quarterly basis as part of the allowance for loan losses calculation. TDRs entered into during the year ended December 31, 2019 were as follows (in thousands):

		Pre-	Post-	Current
		Modification	Modification	Modification
	Number	Outstanding	Outstanding	Outstanding
	of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment

Troubled Debt Restructurings -
Modified payment schedule
Commercial	2	$812	$812	$812

At December 31, 2019, the Company has $812,000 in loans identified as TDRs. There were no TDRs entered into during the past 12 months that subsequently defaulted during the years ended December 31, 2019 and 2018.

(4)	Premises and Equipment

A summary of premises and equipment follows (in thousands):

	At December 31,
	2019	2018
Land	$426	$1,171
Buildings and improvements	654	2,123
Furniture, fixtures and equipment	664	684
Leasehold improvements	367	127

Total, at cost	2,111	4,105

Less accumulated depreciation and amortization	(722)	(1,437)

Premises and equipment, net	$1,389	$2,668

The Company sold one of its branch locations to a related party. The related party is a significant stockholder. The sale was completed in November 2019 for $1,400,000. The Company financed $1,050,000 of the total sales price. In connection with the sale, the Company recorded a loss in the consolidated statement of operations of $215,000 in November 2019.

The Company entered into an operating lease agreement for the purpose of relocating the aforementioned branch. The lease for the new location commenced during September 2019.

In November 2019, the Company entered into an agreement to sell one of its branch locations for $1,275,000. The agreement provides for a due diligence period of ninety days with an option to extend this period for up to an additional two hundred ten days.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(5)	Leases. We adopted ASU 2016-02, Leases on January 1, 2019, which initially resulted in the recognition of one operating lease on the consolidated balance sheet in 2019 and forward. See Note 1 – Recent Pronouncements for more information on the adoption of the ASU. We determine if a contract contains a lease at inception and recognize operating lease right-of-use assets and operating lease liabilities based on the present value of the future minimum lease payments at the adoption date. Accordingly, the Company recognized an additional operating lease right-of-use asset and operating lease liability that amounted to $863,000. As our leases do not provide implicit rates, we use our incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease agreements that have lease and non-lease components, are accounted for as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

The Company’s operating lease obligation is for two of the Company’s branch locations. Our leases have a weighted-average remaining lease term of approximately 8.4 years and do not offer options to extend the leases. The components of lease expense and other lease information are as follows (in thousands):

	For the year ended December 31,
	2019	2018

Operating lease cost	$99		$90
Cash paid for amounts included in measurement of lease liabilities	$93	$	N/A

N/A – Not applicable during 2018. The Company adopted ASU 2016-02 Leases on January 1, 2019.

At December 31, 2019

Operating lease right-of-use assets	$1,055
Operating lease liabilities	$1,061
Weighted-average remaining lease term	8.4 years
Weighted-average discount rate	2.1%

Future minimum lease payments under non-cancellable leases, reconciled to our discounted operating lease liabilities are as follows (in thousands):

At December 31, 2019
2020	$158
2021	$163
2022	$161
2023	$92
2024	$94
Thereafter	$488
Total future minimum lease payments	$1,156
Less imputed interest	$(95)
Total operating lease liability	$1,061

(6)	Deposits

The aggregate amount of time deposits with a minimum denomination of $250,000 was approximately $4.9 and $2.7 million at December 31, 2019 and 2018, respectively.

A schedule of maturities of time deposits at December 31, 2019 follows (in thousands):

Year Ending December 31,	Amount
2020	$32,403
2021	1,548
2022	924
2023	237
2024	240
$35,352

(7)	Federal Home Loan Bank Advances, Other Available Credit and Junior Subordinated Debenture

The maturities and interest rates on the Federal Home Loan Bank (“FHLB”) advances were as follows (dollars in thousands)

Maturity
Year Ending	Interest	At December 31,
December 31,	Rate	2019	2018
2019	1.60 - 2.65%	$—	$19,600
2021	1.68%	5,000	5,000
2024	1.96%	4,000	—
2029	1.69%	4,000	—

		$13,000	$24,600

At December 31, 2019, one FHLB advance in the amount of $5.0 million had a fixed interest rate, and two FHLB Advances were structured advances with potential calls on a quarterly basis.

At December 31, 2019, the FHLB advances were collateralized by a blanket lien requiring the Company to maintain certain first mortgage loans as pledged collateral. The Company has remaining credit availability of $16.6 million which can be used if additional collateral is pledged. At December 31, 2019, the Company had loans pledged with a carrying value of $33.8 million as collateral for FHLB advances.

At December 31, 2019, the Company also had lines of credit amounting to $9.5 million with four correspondent banks to purchase federal funds. The Company also has a line of credit with the Federal Reserve Bank under which the Company may draw up to $350,000. The line is secured by $360,000 in securities. There were no federal funds purchased outstanding at December 31, 2019. There were $560,000 of federal funds purchased outstanding at December 31, 2018.

Junior Subordinated Debenture. In 2004, the Company formed OptimumBank Capital Trust I (the “Trust”) for the purposes of raising capital for the Bank through the sale of trust preferred securities. At that time, the Trust raised $5,155,000 through the sale of 5,000 trust preferred securities (the “Trust Preferred Securities”) to a third party investor and the issuance of 155 common trust securities to the Company.

The Trust utilized the proceeds of $5,155,000 to purchase a junior subordinated debenture from the Company (the “Junior Subordinated Debenture”). Under the Junior Subordinated Debenture, the Company is required to make interest payments on a periodic basis and to pay the outstanding principal amount plus accrued interest on October 7, 2034. The interest rate was fixed at 6.40% for the first five years, and thereafter, the coupon rate floats quarterly at the three-month LIBOR rate plus 2.45% (4.32% at December 31, 2019). The Junior Subordinated Debenture is redeemable in certain circumstances. The terms of the Debenture allow the Company to defer payments of interest on the Junior Subordinated Debenture by extending the interest payment period at any time during the term of the Junior Subordinated Debenture for up to twenty consecutive quarterly periods.

Beginning in 2010, the Company exercised its right to defer payment of interest on the Debenture. The Company has deferred interest payments with respect to the Debenture for the maximum allowable twenty consecutive quarterly payments. The Trustee for the Debenture and the beneficial owners of the Debenture can accelerate the outstanding principal balance plus accrued and unpaid interest, as a result of this default. The Company has been in default under the Junior Subordinated Debenture since 2015 due to its failure to make required interest payments. To date, neither the trustee nor the holders of the Trust Preferred Securities have accelerated the outstanding balance of the Junior Subordinated Debenture.

In May 2018, Preferred Shares, LLC (the “Purchaser”) acquired all 5,000 of the Trust Preferred Securities from a third party. The Purchaser is an affiliate of Moishe Gubin, a director of the Company. The Purchaser has subsequently sold or transferred 2,575 of the Trust Preferred Securities to third parties.

During the third quarter of 2018, the holders of 694 Trust Preferred Securities agreed to transfer these Trust Preferred Securities to the Company in exchange for 301,778 shares of the Company’s common stock. These shares were issued at a value of $3.00. In December 2019, the holders of an additional 1,881 Trust Preferred Securities agreed to transfer these Trust Preferred Securities to the Company in exchange for 924,395 shares of the Company’s common stock pursuant to a tender offer made by the Company. These shares were issued at a value of $2.86.

For accounting purposes, the Trust Preferred Securities acquired by the Company have been cancelled. As a result, in 2018, the Company cancelled $694,000 in principal amount of the Trust Preferred Securities, together with accrued interest of $211,000, and increased its stockholders’ equity by the same amount. In 2019, the Company cancelled $1,881,000 in principal amount of the Trust Preferred Securities, together with accrued interest of $763,000, and increased stockholders’ equity by the same amount.

The Company’s total acquisition of 2,575 Trust Preferred Securities in 2018 and 2019 was recorded as a principal and accrued interest reduction associated with the Junior Subordinated Debenture. The remaining principal owed by the Company in connection with the Junior Subordinated Debenture is $2,580,000 and $4,461,000 at December 31, 2019 and 2018, respectively. The remaining accrued interest owed by the Company associated with the Junior Subordinated Debenture is $995,000 and $1,475,000 at December 31, 2019 and 2018, respectively, is presented on the accompanying consolidated balance sheet under the caption “other liabilities”.

The outstanding 2,425 Trust Preferred Securities continue to be in default. However, the Purchaser, as the owner of all of the outstanding Trust Preferred Securities, has provided the Company with written representation not to accelerate the principal and accrued interest amounts due under the Junior Subordinated Debenture within the next twelve months from the date this Annual Report, Form 10-K as of and for the year ended December 31, 2019, is filed with the Securities and Exchange Commission.

The Company is planning to acquire additional Trust Preferred Securities in 2020 in exchange for shares of its common stock, although it has not yet entered into any agreement or commitment with respect to such an exchange.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(8)	Financial Instruments

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	At December 31, 2019				At December 31, 2018
	Carrying Amount	Fair Value		Level	Carrying Amount	Fair Value		Level
Financial assets:
Cash and cash equivalents	$8,934	$8,934		1	$7,983	$7,983		1
Securities available for sale	5,409	5,409		2	2,359	2,359		2
Securities held-to-maturity	5,806	5,986		2	7,139	7,175		2
Loans	102,233	102,060		3	77,200	77,062		3
Federal Home Loan Bank stock	642	642		3	1,132	1,132		3
Accrued interest receivable	432	432		3	314	314		3

Financial liabilities:
Deposit liabilities	101,372	101,256		3	62,378	62,243		3
Federal Home Loan Bank advances	13,000	13,137		3	24,600	24,437		3
Junior subordinated debenture	2,580	N/A	(1)	3	4,461	N/A	(1)	3
Federal funds purchased	—	—		3	560	560		3
Off-balance sheet financial instruments	—	—		3	—	—		3

(1)	The Company is unable to determine value based on significant unobservable inputs required in the calculation. Refer to Note 6 for further information.

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

Commitments to extend credit, unused lines of credit, and standby letters of credit typically result in loans with a market interest rate when funded. A summary of the contractual amounts of the Company’s financial instruments with off-balance-sheet risk at December 31, 2019 follows (in thousands):

Commitments to extend credit	$2,200

Unused lines of credit	$2,020

Standby letters of credit	$1,550

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(9)	Income Taxes

Income tax benefit consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018
Current:
Federal	$—	$—
State	—	—

Total Current	—	—

Deferred:
Federal	(240)	182
State	(50)	38
Change in Valuation Allowance	238	(220)

Total Deferred	(52)	—

Total	$(52)	$—

The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows (dollars in thousands):

	Year Ended December 31,
	2019		2018
	Amount	% of Pretax Loss	Amount	% of Pretax Loss

Income tax benefit at statutory rate	$(242)	21%	$167	21.00%
Increase (decrease) resulting from:
State taxes, net of Federal tax benefit	(50)	4.3%	38	4.77%
Other permanent differences	2	(0.2)%	15	1.88%
Change in valuation allowance	238	(20.7)%	(220)	(27.65)
	$(52)	4.4%	$—	—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	At December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$4299	$3,926
Premises and equipment	65	70
Nonaccrual loan interest	51	77
Lease Liability	269	—
Unrealized loss on available for sale securities	68	111
Other	1	54

Gross deferred tax assets	4,753	4,238
Less: Valuation allowance	3,810	3,572

Net deferred tax assets	943	666

Deferred tax liabilities:
Allowance for loan losses	(541)	(521)
Right of use lease assets	(267)	—
Loan costs	(67)	(34)
Total deferred tax liabilities	(875)	(555)
Net deferred tax asset	$68	$111

During the years ended December 31, 2019 and 2018, the Company assessed its earnings history and trend over the past year and its estimate of future earnings, and determined that it was more likely than not that the deferred tax assets would not be realized in the near term. Accordingly, a valuation allowance was recorded and maintained against the net deferred tax asset for the amount not expected to be realized in the future.

At December 31, 2019, the Company had net operating loss carryforwards of approximately $16.6 million for Federal tax purposes and $16.6 million for Florida tax purposes available to offset future taxable income. These carryforwards will begin to expire in 2029. A portion of the Federal and Florida net operating losses are subject to Internal Revenue Code Section 382 limitations.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(9)	Income Taxes, Continued

The Company files U.S. and Florida income tax returns. The Company is no longer subject to U.S. Federal or state income tax examinations by taxing authorities for years before 2016.

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

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(10)	Related Party Transactions

The Company has entered into transactions with its executive officers, directors and their affiliates in the ordinary course of business.

During 2019, the Company incurred approximately $63,000 in legal fees payable to a law firm owned by a director.

At December 31, 2019 and 2018, related parties had approximately $828,000 and $1,147,000, respectively, on deposit with the Company.

At December 31, 2019, all of the outstanding Trust Preferred Securities were held by a company affiliated with a director of the Company.

There were no loans to related parties as of December 31, 2019 or 2018.

As disclosed in Note 4, the Company sold one of its branch locations to a related party.

(11)	Stock-Based Compensation

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

In 2018, the Company elected to treat the sale of 20,814 shares of common stock to a director of the Company, and the issuance of 79,186 shares of common stock in exchange for 7 shares of the Company’s preferred stock held by a director in April 2018, as equity-compensation under the 2018 Plan. Please refer to the Company’s Forms 8-K filed with the Securities and Exchange Commission on November 16, 2018 and January 10, 2019 for further details.

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

During the year ended December 31, 2019, the Company recorded compensation expense of $201,000 with respect to 58,309 shares issued to a director for services performed.

(12) Regulatory Matters. The Bank is subject to various regulatory capital requirements administered by the bank regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(12) Regulatory Matters, Continued

The Bank is subject to the Basel III capital level threshold requirements under the Prompt Corrective Action regulations with full compliance phased in over a multi-year schedule. These new regulations were designed to ensure that banks maintain strong capital positions even in the event of severe economic downturns or unforeseen losses.

The Bank is subject to the capital conservation buffer rules which place limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers. In order to avoid these limitations, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. As of December 31, 2019, the Bank’s capital conservation buffer exceeds the minimum requirements of 2.50%.

Written Agreement between the Company and the Federal Reserve Bank of Atlanta (“FRB”). In June 2010, the Company and the FRB entered into a Written Agreement with respect to certain aspects of the operation and management of the Company. On September 11, 2019, the FRB notified the Company that the Written Agreement was terminated based upon the improvements noted at the June 7, 2019 off-site review.

Memorandum of Understanding between the Bank, the FDIC and Florida Office of Financial Regulation. In August 2018, the Bank agreed to the issuance of a Memorandum of Understanding (the “MOU”), with the FDIC and Florida Office of Financial Regulation. The MOU required the Bank to take certain measures to improve its safety and soundness. By agreeing to the MOU, the Bank was released from an earlier Consent Order that had become effective in 2016. In June 2019, the MOU was terminated by FDIC and Florida Office of Financial Regulation due to the progress made by the Bank in addressing the requirements of the MOU.

The following table shows the Bank’s capital amounts and ratios and regulatory thresholds at December 31, 2019 and 2018 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
As of December 31, 2019:
Total Capital to Risk-Weighted Assets	$12,212	12.03%	$8,124	8.00%	$10,154	10.00%
Tier I Capital to Risk-Weighted Assets	10,934	10.77	6,093	6.00	8,124	8.00
Common equity Tier I capital to Risk-Weighted Assets	10,934	10.77	4,569	4.50	6,600	6.50
Tier I Capital to Total Assets	10,934	8.73	5,010	4.00	6,263	5.00

As of December 31, 2018:
Total Capital to Risk-Weighted Assets	$12,155	15.86%	$6,132	8.00%	$7,665	10.00%
Tier I Capital to Risk-Weighted Assets	11,181	14.59	4,599	6.00	6,132	8.00
Common equity Tier I capital to Risk-Weighted Assets	11,181	14.59	3,449	4.50	4,983	6.50
Tier I Capital to Total Assets	11,181	11.68	3,828	4.00	4,785	5.00

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(13) Dividends.

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

(14) Contingencies.

Various claims also arise from time to time in the normal course of business. In the opinion of management, none have occurred that will have a material effect on the Company’s consolidated financial statements.

(15) Retirement Plans.

The Company has a 401(k) Profit Sharing plan covering all eligible employees who are over the age of twenty-one and have completed one year of service. The Company may make a matching contribution each year. The Company did not make any matching contributions in connection with this plan during the years ended December 31, 2019 or 2018.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(16)	Fair Value Measurement

Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan. Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis are as follows (in thousands):

	At December 31, 2019
	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations For the Year Ended December 31, 2019
Residential real estate	$686	$—	$—	$686	$258	$—

	At December 31, 2018
	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations For the Year Ended December 31, 2018
Residential real estate	$686	$—	$—	$686	$268	$—
Commercial real estate	1,312	—	—	1,312	71	—
	1,998	—	—	1,998	339	—

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(17)	Company Unconsolidated Financial Information

The Company’s unconsolidated financial information as of December 31, 2019 and 2018 and for the years then ended follows (in thousands):

Condensed Balance Sheets

	At December 31,
	2019	2018
Assets

Cash	$10	$245
Investment in subsidiary	10,730	10,851
Other assets	167	198

Total assets	$10,907	$11,294

Liabilities and Stockholders’ Equity

Other liabilities	$1,120	$1,527
Junior subordinated debenture	2,580	4,461
Stockholders’ equity	7,207	5,306

Total liabilities and stockholders’ equity	$10,907	$11,294

Condensed Statements of Operations

	Year Ended December 31,
	2019	2018
(Loss) earnings of subsidiary	$(246)	$1,604
Interest expense	(294)	(298)
Other expense	(560)	(510)

Net (loss) earnings	$(1,100)	$796

Condensed Statements of Cash Flows

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net (loss) earnings	$(1,100)	$796
Adjustments to reconcile net loss (earnings) to net cash used in operating activities:
Common stock issued as compensation for services	201	—
Equity in undistributed loss (earnings) of subsidiary	246	(1,604)
Increase in other liabilities	387	475
Decrease in other assets	31	2

Net cash used in operating activities	(235)	(331)

Cash flow from investing activities	—	—

Cash flow from financing activities –
Proceeds from sale of common stock	—	525

Net (decrease) increase in cash	(235)	194

Cash at beginning of the year	245	51

Cash at end of year	$10	$245

Noncash transactions:

Change in accumulated other comprehensive loss of subsidiary, net change in unrealized (loss) on debt securities available for sale, net of income taxes	$125	$(80)

Reclassification of stock compensation from other liabilities to common stock	—	615

Common stock issued and reclassified from other liabilities	31	—

Issuance of common stock in exchange for Trust Preferred Securities	2,644	905

(18)	Preferred Stock

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

(19)	Bank Secrecy Act (“BSA”) Lookback Review

Under the terms of the Consent Order and the MOU, the Bank was ordered to perform a BSA lookback review by the FDIC. The review has been completed in 2019 with no negative results.

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

(b) Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Such internal controls over financial reporting were designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, the Company used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its evaluation under the framework in Internal Control-Integrated Framework, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2019.

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

(c) Changes in Internal Controls

The Company has made no significant changes in its internal controls over financial reporting during the year ended December 31, 2019 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

A list of the Company’s executive officers and biographical information about them and its directors will be included in the definitive Proxy Statement for its 2020 Annual Meeting of Stockholders, which will be filed within 120 days of the end of its fiscal year ended December 31, 2019 (the “2020 Proxy Statement”) and is incorporated herein by reference. Information about its Audit Committee may be found in the Proxy Statement. That information is incorporated herein by reference.

Item 11. Executive Compensation

Information relating to the Company’s executive officer and director compensation and the compensation committee of its board of directors will be included in the 2020 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to security ownership of certain beneficial owners of its common stock and information relating to the security ownership of its management will be included in the 2020 Proxy Statement and is incorporated herein by reference.

The Company has one compensation plans under which shares of its common stock were issuable at December 31, 2019. The plan is the 2018 Equity Compensation Plan, previously approved by its shareholders. The following table sets forth information as of December 31, 2019 with respect to the number of shares of the Company’s common stock issuable pursuant to these plans.

Equity Compensation Plan Information

The following table provides information generally as of December 31, 2019, regarding securities to be issued on exercise of stock options, and securities remaining available for issuance under the Company’s equity compensation plans that were in effect during fiscal year 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under the equity compensation plans
Equity compensation plans approved by stockholders	—	$—	92,810

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence will be included in the 2020 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accounting fees and services will be included in the 2020 Proxy Statement and is incorporated herein by reference.

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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lauderdale, State of Florida, on the 25 day of March, 2020.

OPTIMUMBANK HOLDINGS, INC.

/s/ Timothy Terry
Timothy Terry
Principal Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Timothy Terry	Principal Executive Officer	March 25, 2020
Timothy Terry

/s/ Joel Klein	Principal Financial Officer	March 25, 2020
Joel Klein

/s/ H Fai Chan	Director	March 25, 2020
H Fai Chan

/s/ Moishe Gubin	Director	March 25, 2020
Moishe Gubin

/s/ Martin Schmidt	Director	March 25, 2020
Martin Schmidt

/s/ Joel Klein	Director	March 25, 2020
Joel Klein

/s/ Avi M. Zwelling	Director	March 25, 2020
Avi M. Zwelling

/s/ Jeffry Wagner	Director	March 25, 2020
Jeffry Wagner

