Form 10-Q
period 2020-03-31
OptimumBank Holdings, Inc.
filed 2020-05-14
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission File Number: 000-50755

OPTIMUMBANK HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Florida	55-0865043
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2929 East Commercial Boulevard, Fort Lauderdale, FL 33308

(Address of principal executive offices)

954-900-2800

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 Par Value	OPHC	NASDAQ Capital Market

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,951,353 shares of common stock, $.01 par value, issued and outstanding as of May 14, 2020.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

i

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets:
Cash and due from banks	$14,696	$2,111
Interest-bearing deposits with banks	4,192	6,823
Total cash and cash equivalents	18,888	8,934
Debt securities available for sale	4,938	5,409
Debt securities held-to-maturity (fair value of $5,586 and $5,986)	5,462	5,806
Loans, net of allowance for loan losses of $2,198 and $2,009	107,249	102,233
Federal Home Loan Bank stock	1,091	642
Premises and equipment, net	1,483	1,389
Right-of-use lease assets	1,017	1,055
Accrued interest receivable	440	432
Other assets	800	848

Total assets	$141,368	$126,748
Liabilities and Stockholders’ Equity:

Liabilities:
Noninterest-bearing demand deposits	$14,902	$10,545
Savings, NOW and money-market deposits	60,395	55,475
Time deposits	30,462	35,352

Total deposits	105,759	101,372

Federal Home Loan Bank advances	23,000	13,000
Junior subordinated debenture	2,580	2,580
Official checks	38	208
Operating lease liabilities	1,027	1,061
Other liabilities	1,473	1,320

Total liabilities	133,877	119,541

Commitments and contingencies (Notes 1 and 8)
Stockholders’ equity:
Preferred stock, no par value; 6,000,000 shares authorized: Designated Series A, no par value, $25,000 liquidation value per share, no shares issued and outstanding	—	—
Common stock, $.01 par value; 5,000,000 shares authorized, 2,951,353 and 2,853,171 shares issued and outstanding	29	28
Additional paid-in capital	39,532	38,994
Accumulated deficit	(31,918)	(31,610)
Accumulated other comprehensive loss	(152)	(205)

Total stockholders’ equity	7,491	7,207
Total liabilities and stockholders’ equity	$141,368	$126,748

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2020	2019
Interest income:
Loans	$1,413	$1,090
Debt securities	46	50
Other	44	62

Total interest income	1,503	1,202

Interest expense:
Deposits	402	289
Borrowings	105	164

Total interest expense	507	453

Net interest income	996	749

Provision for loan losses	189	—

Net interest income after provision for loan losses	807	749

Noninterest income:
Service charges and fees	49	22
Other	24	15

Total noninterest income	73	37

Noninterest expenses:
Salaries and employee benefits	548	501
Professional fees	171	99
Occupancy and equipment	148	113
Data processing	117	124
Insurance	24	24
Regulatory assessment	41	4
Other	139	119

Total noninterest expenses	1,188	984

Net loss before income tax benefit	(308)	(198)

Income tax benefit	-	(52)

Net loss	$(308)	$(146)

Net loss per share - Basic and diluted	$(0.11)	$(0.08)

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019

Net loss	$(308)	$(146)

Other comprehensive income:
Change in unrealized gain on debt securities:
Unrealized gain arising during the year	53	5

Amortization of unrealized loss on debt securities transferred to held-to-maturity	24	17

Other comprehensive income before income tax expense	77	22

Deferred income tax expense on above change	(24)	(5)

Total other comprehensive income	53	17

Comprehensive loss	$(255)	$(129)

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2020 and 2019

(Dollars in thousands)

					Additional		Accumulated Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2018	—	$—	1,858,020	$18	$36,128	$(30,510)	$(330)	$5,306

Net loss for the three months ended March 31, 2019 (unaudited)	—	—	—	—	—	(146)	—	(146)

Net change in unrealized loss on debt securities available for sale, net of income taxes (unaudited)	—	—	—	—	—	—	3	3

Amortization of unrealized loss on debt securities transferred to held-to-maturity, net of income taxes (unaudited)	—	—	—	—	—	—	14	14

Balance at March 31, 2019 (unaudited)	—	$—	1,858,020	$18	$36,128	$(30,656)	$(313)	$5,177

Balance at December 31, 2019	—	$—	2,853,171	$28	$38,994	$(31,610)	$(205)	$7,207

Proceeds from the sale of common stock (unaudited)	—	—	98,182	1	538	—	—	539

Net loss for the three months ended March 31, 2020 (unaudited)	—	—	—	—	—	(308)	—	(308)

Net change in unrealized loss on debt securities available for sale, net of income taxes (unaudited)	—	—	—	—	—	—	35	35

Amortization of unrealized loss on debt securities transferred to held-to-maturity, net of income taxes (unaudited)	—	—	—	—	—	—	18	18

Balance at March 31, 2020 (unaudited)	—	—	2,951,353	29	39,532	(31,918)	(152)	7,491

See accompanying notes to condensed consolidated financial statements

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(308)	$(146)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan losses	189	—
Depreciation and amortization	46	42
Net amortization of fees, premiums and discounts	38	43
Increase in accrued interest receivable	(8)	(10)
Amortization of right of use asset	38	17
Net decrease in lease liability	(34)	(16)
Decrease (increase) in other assets	24	(328)
(Decrease) increase in official checks and other liabilities	(17)	208
Net cash used in operating activities	(32)	(190)

Cash flows from investing activities:
Principal repayments of debt securities available for sale	514	154
Principal repayments of debt securities held-to-maturity	340	193
Net increase in loans	(5,205)	(1,314)
Purchases of premises and equipment	(140)	(43)
(Purchase) redemption of FHLB stock	(449)	490

Net cash used in investing activities	(4,940)	(520)

Cash flows from financing activities:
Net increase in deposits	4,387	18,446
Net decrease in federal funds purchased	—	(560)
Net increase (decrease) in FHLB Advances	10,000	(11,600)
Proceeds from sale of common stock	539	—

Net cash provided by financing activities	14,926	6,286

Net increase in cash and cash equivalents	9,954	5,576

Cash and cash equivalents at beginning of the period	8,934	7,983

Cash and cash equivalents at end of the period	$18,888	$13,559

See accompanying notes to condensed consolidated financial statements

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Three Months Ended March 31,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$460	$370

Income taxes	$—	$—

Noncash transaction -
Change in accumulated other comprehensive loss, net change in unrealized gain on debt securities available for sale, net of income taxes	$53	$17

Amortization of unrealized loss on debt securities transferred to held-to-maturity	$24	$17

Right-of use lease assets obtained in exchange for operating lease liabilities	$-	$281

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

Basis of Presentation. In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2020, and the results of operations and cash flows for the three-month periods ended March 31, 2020 and 2019. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2020, are not necessarily indicative of the results to be expected for the full year.

Subsequent Events. The Company has evaluated subsequent events through May 14, 2020, which is the date the condensed consolidated financial statements were issued, determining no additional events required disclosure except as follows:

The Company is subject to risks related to the public health crisis associated with the Coronavirus global pandemic (“COVID-19”). Federal, state and local governments have taken measures to slow the spread of COVID-19. These measures have included limiting travel, temporarily closing businesses and issuing stay at home orders which has caused a steep decline in economic activity. The long-term effect of these measures cannot be determined. Management believes the measures may have a significant impact on the Company’s financial position and results of operations. The amount of the impact is currently unquantifiable but deemed to be significant by management as the Company may likely experience an increase in the level of troubled assets, a reduction of cash flow from loan payments and an overall reduction in earnings as a result of COVID-19.

Junior Subordinated Debenture. In 2004, the Company formed OptimumBank Capital Trust I (the “Trust’’) for the purpose of raising capital through the sale of trust preferred securities. At that time, the Trust raised $5,155,000 through the sale of 5,000 trust preferred securities (the “Trust Preferred Securities”) to a third party investor and the issuance of 155 common trust securities to the Company.

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

During 2019 and 2018, 2,575 Trust Preferred Securities were exchanged for 1,226,173 shares of the Company’s common stock. For accounting purposes, the Trust Preferred Securities acquired by the Company have been cancelled. As a result,  the Company cancelled $2,575,000 in principal amount of the Trust Preferred Securities, together with accrued interest of $974,000, and increased its stockholders’ equity by the same amount. The remaining principal owed by the Company in connection with the Junior Subordinated Debenture was $2,580,000 at March 31, 2020 and December 31, 2019. The remaining accrued interest owed by the Company associated with the Junior Subordinated Debenture was $1,032,000 and $995,000 at March 31, 2020 and December 31, 2019 respectively. The accrued interest is presented on the accompanying condensed consolidated balance sheet under the caption “Other liabilities”.

The outstanding 2,425 Trust Preferred Securities continue to be in default. However, the Purchaser, as the owner of all of the outstanding Trust Preferred Securities, has provided the Company with written representation that it has no intention to accelerate the principal and accrued interest amounts due under the Junior Subordinated Debenture during the next twelve months following the date this Quarterly Report is filed with the Securities and Exchange Commission.

The Company currently intends to acquire additional Trust Preferred Securities in 2020 in exchange for shares of its common stock, although it has not yet entered into any agreement or commitment with respect to such an exchange.

Comprehensive Loss. GAAP generally requires that recognized revenue, expenses, gains and losses be included in net loss. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale debt securities, are reported as a separate component of the equity section of the condensed consolidated balance sheets, such items along with net loss, are components of comprehensive loss.

Accumulated other comprehensive loss consists of the following (in thousands):

	March 31,	December 31,
	2020	2019

Unrealized gain on debt securities available for sale	$64	$11
Unamortized portion of unrealized loss related to debt securities available for sale transferred to securities held-to-maturity	(260)	(284)
Income tax benefit	44	68

	$(152)	$(205)

Income Taxes. The Company assessed its earnings history and trends and estimates of future earnings, and determined that the deferred tax asset could not be realized as of March 31, 2020. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

Reclassifications. Certain amounts have been reclassified to allow for consistent presentation for the periods presented.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	General, Continued.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13 Financial Instruments-Credit Losses (Topic 326). The ASU improves financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by the Company. The ASU requires the Company to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. The Company will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the condensed consolidated financial statements. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company is in the process of determining the effect of the ASU on its condensed consolidated financial statements.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2)	Debt Securities. Debt Securities have been classified according to management’s intent. The carrying amount of debt securities and approximate fair values are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At March 31, 2020:
Held-to-maturity:
Collateralized mortgage obligations	$3,941	$93	—	$4,034
Mortgage-backed securities	1,521	31	—	1,552
Total	$5,462	$124	—	$5,586
Available for sale:
SBA Pool Securities	$1,485	$—	$(41)	$1,444
Collateralized mortgage obligations	871	8	—	879
Mortgage-backed securities	2,518	97	—	2,615
Total	$4,874	$105	$(41)	$4,938

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At December 31, 2019:
Held-to-maturity:
Collateralized mortgage obligations	$4,218	$129	—	$4,347
Mortgage-backed securities	1,588	51	—	1,639
Total	$5,806	$180	—	$5,986
Available for sale:
SBA Pool Securities	$1,734	$—	$(52)	$1,682
Collateralized mortgage obligations	998	18	—	1,016
Mortgage-backed securities	2,666	45	—	2,711
Total	$5,398	$63	$(52)	$5,409

There were no sales of debt securities during the three months ended March 31, 2020 and 2019.

Debt Securities available for sale with gross unrealized losses, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position, is as follows (in thousands):

	At March 31, 2020
	Over Twelve Months		Less Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

Available for Sale -
SBA Pool Securities	$41	$1,444	$—	$—

	At December 31, 2019
	Over Twelve Months		Less Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

Available for Sale -
SBA Pool Securities	$52	$1,682	$—	$—

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2)

Debt Securities Continued.

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

At March 31, 2020 and December 31, 2019, the unrealized losses on six debt securities, were caused by market conditions. It is expected that the debt securities would not be settled at a price less than the book value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans. The components of loans are as follows (in thousands):

	At March 31, 2020	At December 31, 2019

Residential real estate	$28,929	$28,266
Multi-family real estate	10,432	8,396
Commercial real estate	57,568	55,652
Land and construction	2,786	2,496
Commercial	4,612	4,476
Consumer	5,122	4,903

Total loans	109,449	104,189

Add (deduct):
Net deferred loan fees, costs and premiums	(2)	53
Allowance for loan losses	(2,198)	(2,009)

Loans, net	$107,249	$102,233

An analysis of the change in the allowance for loan losses follows (in thousands):

	Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Unallocated	Total
Three Months Ended March 31, 2020:

Beginning balance	$531	$82	$624	$21	$573	$152	$26	$2,009
Provision (credit) for loan losses	47	41	105	23	5	(6)	(26)	189
Charge-offs	—	—	—	—	—	(10)	—	(10)
Recoveries	4	—	—	6	—	—	—	10

Ending balance	$582	$123	$729	$50	$578	$136	$—	$2,198

Three Months Ended March 31, 2019:
Beginning balance	$544	$88	$567	$19	$850	$25	$150	$2,243
(Credit) provision for loan losses	(12)	(23)	256	(25)	(297)	1	100	—
Charge-offs	—	—	(195)	—	—	(7)	—	(202)
Recoveries	—	—	—	6	—	—	—	6

Ending balance	$532	$65	$628	$—	$553	$19	$250	$2,047

	Residential Real Estate	Multi- Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Unallocated	Total
At March 31, 2020:
Individually evaluated for impairment:
Recorded investment	$940	$—	$2,193	$—	$812	$—	$—	$3,945
Balance in allowance for loan losses	$256	$—	$—	$—	$539	$—	$—	$795

Collectively evaluated for impairment:
Recorded investment	$27,989	$10,432	$55,375	$2,786	$3,800	$5,122	$—	$105,504
Balance in allowance for loan losses	$326	$123	$729	$50	$39	$136	$—	$1,403

At December 31, 2019:
Individually evaluated for impairment:
Recorded investment	$944	$—	$2,206	$—	$812	$—	$—	$3,962
Balance in allowance for loan losses	$258	$—	$—	$—	$531	$—	$—	$789

Collectively evaluated for impairment:
Recorded investment	$27,322	$8,396	$53,446	$2,496	$3,664	$4,903	$—	$100,227
Balance in allowance for loan losses	$273	$82	$624	$21	$42	$152	$26	$1,220

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued. The following summarizes the loan credit quality (in thousands):

	Pass	OLEM (Other Loans Especially Mentioned)	Sub- standard	Doubtful	Loss	Total
At March 31, 2020:
Residential real estate	$27,989	$—	$940	$—	$—	$28,929
Multi-family real estate	10,432	—	—	—	—	10,432
Commercial real estate	54,949	426	2,193	—	—	57,568
Land and construction	1,571	1,215	—	—	—	2,786
Commercial	3,163	637	812	—	—	4,612
Consumer	5,122	—	—	—	—	5,122

Total	$103,226	$2,278	$3,945	$—	$—	$109,449
				—	—
At December 31, 2019:				—	—
Residential real estate	$27,322	$—	$944	$—	$—	$28,266
Multi-family real estate	8,396	—	—	—	—	8,396
Commercial real estate	53,011	435	2,206	—	—	55,652
Land and construction	1,261	1,235	—	—	—	2,496
Commercial	3,027	637	812	—	—	4,476
Consumer	4,903	—	—	—	—	4,903

Total	$97,920	$2,307	$3,962	$—	$—	$104,189

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued. Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At March 31, 2020:
Residential real estate	$—	$—	$—	$—	$28,929	$—	$28,929
Multi-family real estate	—	—	—	—	10,432	—	10,432
Commercial real estate	1,085	—	—	1,085	56,483	—	57,568
Land and construction	—	—	—	—	2,786	—	2,786
Commercial	—	—	—	—	3,800	812	4,612
Consumer	43	—	—	43	5,079	—	5,122

Total	$1,128	$—	$—	$1,128	$107,509	$812	$109,449

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At December 31, 2019:
Residential real estate	$944	$—	$—	$944	$27,322	$—	$28,266
Multi-family real estate	—	—	—	—	8,396	—	8,396
Commercial real estate	—	—	—	—	55,652	—	55,652
Land and construction	1,235	—	—	1,235	1,261	—	2,496
Commercial	—	—	—	—	3,664	812	4,476
Consumer	—	—	—	—	4,903	—	4,903

Total	$2,179	$—	$—	$2,179	$101,198	$812	$104,189

The following summarizes the amount of impaired loans (in thousands):

	At March 31, 2020			At December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate	$2,193	$2,193	$—	$2,206	$2,206	—
With related allowance recorded:
Residential real estate	940	940	256	944	944	258
Commercial	812	812	539	812	812	531
Total:
Residential real estate	$940	$940	$256	$944	944	258
Commercial real estate	$2,193	$2,193	$—	$2,206	2,206	—
Commercial	$812	$812	$539	$812	$812	$531
Total	$3,945	$3,945	$795	$3,962	$3,962	$789

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued. The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2020			March 31, 2019
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received

Residential real estate	$940	18	11	$951	18	18
Commercial real estate	$2,200	26	30	$3,506	29	38
Commercial	$808	-	18	$1,860	24	28

Total	$3,948	44	59	$6,317	71	84

No loans have been determined to be troubled debt restructurings (TDR’s) during the three month periods ended March 31, 2020 or 2019. At March 31, 2020 and 2019, there were no loans modified and entered into TDR’s within the past twelve months, that subsequently defaulted during the three month periods ended March 31, 2020 or 2019.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(4)	Loss Per Share. Basic loss per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. In 2020 and 2019, basic and diluted loss per share are the same due to the net loss incurred by the Company. Loss per common share have been computed based on the following:

	Three Months Ended March 31,
	2020	2019
Weighted-average number of common shares outstanding used to calculate basic and diluted loss per common share	2,859,844	1,858,020

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(5)	Stock-Based Compensation

The Company is authorized to grant stock options, stock grants and other forms of equity-based compensation under its 2018 Equity Incentive Plan (the “2018 Plan”). The plan has been approved by the shareholders. The Company is authorized to issue up to 250,000 shares of common stock under the 2018 Plan, of which 157,190 have been issued, and 92,810 shares remain available for grant.

During the second quarter of 2019, the Company recorded compensation expense of $201,000 with respect to 58,309 shares issued to a director for services performed.

(6)	Fair Value Measurements. Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan. Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis are as follows (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations For the three months ended March 31, 2020
At March 31, 2020:
Residential real estate	$684	$—	$—	$684	$256	$—

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations For the three months ended March 31, 2019
At December 31, 2019:
Residential real estate	$686	$—	$—	$686	$258	$—

Debt securities available for sale measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

At March 31, 2020:
SBA Pool Securities	$1,444	$—	$1,444	$—
Collateralized mortgage obligations	879	—	879	—
Mortgage-backed securities	2,615	—	2,615	—
	$4,938	—	4,938	—

		Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

At December 31, 2019 –
SBA Pool Securities	$1,682	$—	$1,682	—
Collateralized mortgage obligations	1,016	—	1,016	—
Mortgage-backed securities	2,711	—	2,711	—
Total	$5,409	—	$5,409	—

During the three months ended March 31, 2020 and 2019, no debt securities were transferred in or out of Levels 1, 2 or 3.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(7)	Fair Value of Financial Instruments. The estimated fair values and fair value measurement method with respect to the Company’s financial instruments were as follows (in thousands):

	At March 31, 2020				At December 31, 2019
	Carrying Amount	Fair Value		Level	Carrying Amount	Fair Value		Level
Financial assets:
Cash and cash equivalents	$18,888	$18,888		1	$8,934	$8,934		1
Debt securities available for sale	4,938	4,938		2	5,409	5,409		2
Debt securities held-to-maturity	5,462	5,586		2	5,806	5,986		2
Loans	107,249	107,324		3	102,233	102,060		3
Federal Home Loan Bank stock	1,091	1,091		3	642	642		3
Accrued interest receivable	440	440		3	432	432		3

Financial liabilities:
Deposit liabilities	105,759	106,020		3	101,372	101,256		3
Federal Home Loan Bank advances	23,000	22,595		3	13,000	13,137		3
Junior subordinated debenture	2,580	N/A	(1)	N/A	2,580	N/A	(1)	N/A
Off-balance sheet financial instruments	—	—		3	—	—		3

(1)	The Company is unable to determine value based on significant unobservable inputs required in the calculation. Refer to Note 1 for further information.

(8)	Off- Balance Sheet Financial Instruments. The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit, unused lines of credit, and standby letters of credit and may involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the condensed consolidated balance sheet. The contract amounts of these instruments reflect the extent of involvement the Company has in these financial instruments.

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

Commitments to extend credit, unused lines of credit, and standby letters of credit typically result in loans with a market interest rate when funded. A summary of the contractual amounts of the Company’s financial instruments with off-balance-sheet risk at March 31, 2020 follows (in thousands):

Commitments to extend credit	$4,537

Unused lines of credit	$4,033

Standby letters of credit	$1,550

(9)	Regulatory Matters. The Bank is subject to various regulatory capital requirements administered by the bank regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The Bank, is subject to the Basel III capital level threshold requirements under the Prompt Corrective Action regulations with full compliance phased in over a multi-year schedule. These new regulations were designed to ensure that banks maintain strong capital positions even in the event of severe economic downturns or unforeseen losses.

The Bank is subject to the capital conservation buffer rules which places limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers. In order to avoid these limitations, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. As of March 31, 2020 the Bank’s capital conservation buffer exceeds the minimum requirements of 2.50%.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(9)	Regulatory Matters, Continued. The following table shows the Bank’s capital amounts and ratios and regulatory thresholds at March 31, 2020 and December 31, 2019 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
As of March 31, 2020:
Total Capital to Risk-Weighted Assets	$12,348	11.77%	$8,395	8%	$10,494	10%
Tier I Capital to Risk-Weighted Assets	11,027	10.51	6,300	6.00	8,395	8.00
Common equity Tier I capital to Risk-Weighted Assets	11,027	10.51	4,720	4.50	6,821	6.50
Tier I Capital to Total Assets	11,027	8.24	5,360	4.00	6,700	5.00

As of December 31, 2019:
Total Capital to Risk-Weighted Assets	$12,212	12.03%	$8,124	8%	$10,154	10%
Tier I Capital to Risk-Weighted Assets	10,934	10.77	6,093	6.00	8,124	8.00
Common equity Tier I capital to Risk-Weighted Assets	10,934	10.77	4,569	4.50	6,600	6.50
Tier I Capital to Total Assets	10,934	8.73	5,010	4.00	6,263	5.00

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto presented elsewhere in this report. For additional information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2019 in the Annual Report on Form 10-K.

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

Capital Levels

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. As of March 31, 2020, the Bank is well capitalized under the regulatory framework for prompt corrective action.

Refer to Note 9 for the Bank’s actual and required minimum capital ratios.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition at March 31, 2020 and December 31, 2019

Overview

The Company’s total assets increased by approximately $14.6 million to $141.4 million at March 31, 2020, from $126.8 million at December 31, 2019, primarily due to an increase in cash and cash equivalents corresponding to an increase in Federal Home Loan Bank advances. Total stockholders’ equity increased by approximately $284,000 to $7.5 million at March 31, 2020, from $7.2 million at December 31, 2019, primarily due to proceeds from the sale of common stock which more than offset the net loss for the three months ended March 31, 2020.

The following table shows selected information for the periods ended or at the dates indicated:

	Three Months Ended March 31, 2020	Year Ended December 31, 2019

Average equity as a percentage of average assets	5.4%	4.6%

Equity to total assets at end of period	5.3%	5.6%

Return on average assets (1)	(0.9)%	(1.0)%

Return on average equity (1)	(17.0)%	(21.3)%

Noninterest expenses to average assets (1)	3.5%	4.0%

(1) Annualized for the three months ended March 31, 2020.

Liquidity and Sources of Funds

The Company’s sources of funds include customer deposits, advances from the Federal Home Loan Bank of Atlanta (“FHLB”), principal repayments and sales of investment securities, loan repayments, the use of Federal Funds markets, net earnings, if any, and loans taken out at the Federal Reserve Bank discount window.

Deposits are our primary source of funds. In order to increase its core deposits, the Company has priced its deposit rates competitively. The Company will adjust rates on its deposits to attract or retain deposits as needed.

The Company increased deposits by $4.4 million during the three month period ending March 31, 2020. The proceeds were used to originate new loans.

In addition to obtaining funds from depositors, the Company may borrow funds from other financial institutions. At March 31, 2020, the Company had outstanding borrowings of $23 million, against its $27 million in established borrowing capacity with the FHLB. The Company’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. In 2010, the Company obtained an available discount window credit line with the Federal Reserve Bank, currently $430,000. The Federal Reserve Bank line is subject to collateral requirements and must be repaid within 90 days; each advance is subject to prior Federal Reserve Bank consent. At March 31, 2020, the Company also had lines of credit amounting to $9.5 million with four correspondent banks to purchase federal funds. Disbursements on the lines of credit are subject to the approval of the correspondent banks. We measure and monitor our liquidity daily and believe our liquidity sources are adequate to meet our operating needs.

Off-Balance Sheet Arrangements

Refer to Note 8 for Off-Balance Sheet Arrangements.

Junior Subordinated Debenture

Please refer to Note 1 for discussion on this matter.

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

	Three Months Ended March 31,
	2020			2019
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans	$106,875	$1,413	5.29%	$82,384	$1,090	5.29%
Debt securities	10,903	46	1.69	9,329	50	2.14
Other (1)	11,447	44	1.54	7,624	62	3.25

Total interest-earning assets/interest income	129,225	1,503	4.65	99,337	1,202	4.89

Cash and due from banks	2,792			2,540
Premises and equipment	1,467			2,836
Other	515			(1,237)

Total assets	$133,999			$103,476

Interest-bearing liabilities:
Savings, NOW and money-market deposits	57,258	226	1.58	35,569	146	1.64
Time deposits	33,292	176	2.11	27,596	143	2.07
Borrowings (2)	19,143	105	2.20	21,520	164	3.05

Total interest-bearing liabilities/interest expense	109,693	507	1.85	84,685	453	2.14

Noninterest-bearing demand deposits	14,565			11,258
Other liabilities	2,477			2,282
Stockholders’ equity	7,264			5,251

Total liabilities and stockholders’ equity	$133,999			$103,476

Net interest income		$996			$749

Interest rate spread (3)			2.80%			2.75%

Net interest margin (4)			3.08%			3.02%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.18%			1.17%

(1)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and the Debenture.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.
(5)	Annualized.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of the Three-Month Periods Ended March 31, 2020 and 2019

General. Net loss for the three months ended March 31, 2020, was $(308,000) or $(0.11) per basic and diluted share compared to a net loss of $(146,000) or $(0.08) per basic and diluted share for the three months ended March 31, 2019. The increase in net loss during the three months ended March 31, 2020 compared to three months ended March 31, 2019 is primarily attributed to an increase in the provision for loan losses, increase in noninterest expense and no income tax benefit, partially offset by the increase in net interest income and increase in noninterest income.

Interest Income. Interest income increased $301,000 for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 due primarily to growth in the loan portfolio.

Interest Expense. Interest expense increased $54,000 to $507,000 for the three months ended March 31, 2020 compared to the prior period, primarily due to an increase in interest bearing deposits.

Provision for Loan Losses. Provision for loan losses amounted to $189,000 for the three months ended March 31, 2020. There was no provision for losses during the 2019 period. The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio at March 31, 2020. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $2,198 million or 2.01% of loans outstanding at March 31, 2020, compared to $2.0 million or 1.9% of loans outstanding at December 31, 2019. The provision for loan losses during the first quarter of 2020 was primarily due to the increase in the loan portfolio, and an evaluation of the other factors noted above.

Noninterest Income. Total noninterest income increased to $73,000 for the three months ended March 31, 2020, from $37,000 for the three months ended March 31, 2019 due to increased loan related fees.

Noninterest Expenses. Total noninterest expenses increased to $1,188,000 for the three months ended March 31, 2020 compared to $984,000 for the three months ended March 31, 2019 primarily due to an increase in salaries and employee benefits, professional fees, and occupancy and equipment.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 4. Controls and Procedures

The Company’s management evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report, and, based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2020, the Company issued 98,182 shares of common stock for an aggregate purchase price of $539,000. The issuance of the shares in this transaction was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering. The Company used the proceeds to pay for operating expenses.

Item 3. Defaults on Senior Securities

Previously disclosed.

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The exhibits listed in the Exhibit Index following the signature page are filed with or incorporated by reference into this report.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date: May 14, 2020	By:	/s/ Timothy Terry
Timothy Terry,
Principal Executive Officer

	By:	/s/ Joel Klein
Joel Klein
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

