Form 10-K/A
period 2019-12-31
OptimumBank Holdings, Inc.
filed 2020-07-27
CIK 1288855

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

2929 East Commercial Blvd., Fort Lauderdale, FL 33308

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (1,615,862 shares) on June 28, 2019, was approximately $5,655,517, computed by reference to the closing market price at $3.50 per share as of June 28, 2019. For purposes of this information, the outstanding shares of common stock owned by directors and executive officers of the registrant were deemed to be shares of common stock held by affiliates.

The number of shares of common stock, par value $0.01 per share, of the registrant outstanding as of June 30, 2020 was 2,951,353 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed by OptimumBank Holdings, Inc. (the “Company”) to amend the Annual Report on Form 10-K for the year ended December 31, 2019 filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 25, 2020 (the “Original Report”) to include the information required to be disclosed by Part III, Items 10 - 14 of Form 10-K. Except for Items 10 - 14 of Part III and Item 15 of Part IV, no other information included in the Original Report is changed by this amendment.

As required pursuant to the Securities Exchange Act of 1934, as amended, this Amendment also includes updated certifications from the Company’s Principal Executive Officer and Principal Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Board of Directors currently consists of seven members. Directors hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

The persons currently serving as Directors of the Company are:

Moishe Gubin, age 43, has served as a Director of the Company and OptimumBank since March 2010. He also serves as the Chairman of the Board. Mr. Gubin is Chief Executive Officer of Strawberry Fields REIT, a real estate holding company, which owns properties in multiple states, and owns many other businesses. From 2004 to 2014, Mr. Gubin was the Principal Financial Officer of Infinity Healthcare Management, LLC, a company engaged in providing consulting services to facilities that service the elderly. Mr. Gubin graduated from Touro Liberal Arts and Science College, in New York, New York, with a BS in Accounting and Information Systems and a Minor in Jewish Studies. Mr. Gubin is the founder of the Midwest Torah Center Inc., a non-profit spiritual outreach center (www.midwesttorah.org). He also attended Yeshiva Bais Israel where he received a BA in Talmudic Literature. Mr. Gubin has been a licensed Certified Public Accountant in the State of New York since 2010.

Joel Klein, age 73, became a Director of the Company and OptimumBank in February 2012. Since February 2020, Mr. Klein has also been serving as the Company’s interim Principal Financial Officer, until the Company designates his replacement. Mr. Klein worked in accounting and finance for more than 41 years, including six years as a CPA in public accounting. From 1989 to 1990, he was the Chief Financial Officer of Choice Drug Systems, Inc., a medical supply company primarily to skilled nursing facilities. From 1991 to 1994, he was a Vice-President of Equilease Corporation, an equipment leasing company. He then served as a Vice President of The Stamford Capital Group, Inc., an independent corporate advisory company, from 1994 to 2005, providing high quality advisory services to medium market clients, particularly mergers and acquisitions, divestitures, management buy outs and other strategic financial advisory services. From 2006 to 2010, he was the Chief Financial Officer of Taxi Affiliation Services, LLC, a taxi company located in Chicago, Illinois. Mr. Klein has been a private investor since 2010. Mr. Klein received a Bachelor of Science degree in Accounting from Brooklyn College in 1969. He has been licensed as a CPA in the State of New York since 1972.

Martin Z. Schmidt, age 72, became a Director of the Company and OptimumBank in August 2015. Mr. Schmidt has been in the financial and estate planning, securities and insurance industries since 1975. In 2013, he joined National Holdings Corp/Gilman Ciocia as a Vice President and retired in 2018. In 2007, he served in a marketing capacity and liaison to the national senior accounting firms for Twenty-First Securities, Inc., introducing market based solutions for tax and corporate based problems within their institutional client base. From 1993 to 2000, he served as a Vice President and Branch Manager for multiple branches of Advest, Inc., a major regional securities and investment management firm. Mr. Schmidt served with the 423rd Military Police, U.S. Army Reserve, for five years, completed 3 years of coursework towards an MBA in Management Science and Statistics at the Lubin Graduate School of Business Administration in 1973, and graduated Brooklyn College with a B.A. in Economics in 1969.

Avi M. Zwelling, age 47, became a Director of the Company and OptimumBank in December 2017. Mr. Zwelling is the managing partner of the Zwelling Law Firm, PA, which is located in Boca Raton, Florida. The firm handles commercial litigation, banking and real estate matters. Mr. Zwelling graduated from Columbia University in New York, New York, with a B.A. in Comparative Religion, and earned a law degree from the Benjamin N. Cardozo School of Law, also in New York, New York. Mr. Zwelling has been providing legal services to the Company since 2012.

Thomas Procelli, age 66, has served as a Director of the Company since 2017 and as a Director of OptimumBank since 2012. He currently serves as a Chief Financial Officer of Better Living Solutions Recovery Center, a Tallahassee counseling and wellness outpatient mental health clinic specializing in eating disorder treatment. Mr. Procelli also offers financial institution and small business support services through his firm TAP Independent Consulting. Mr. Procelli served as an Executive Vice President of OptimumBank in October 2000 through September 2015. Mr. Procelli has been in banking for over 40 years having a diverse background in operations, information systems, compliance and audit. Outside of banking, he has worked in public accounting at the firm of Coopers and Lybrand and in mortgage origination software product development at Fiserv. He received his MBA in Finance in 1979 and his BBA degree in Accounting in 1976 from Hofstra University.

Chan Heng Fai Ambrose, age 75, has served as a Director since June 2018. Mr. Chan is an expert in banking and finance, with years of experience in these industries. He has also restructured 35 companies in various industries and countries in the past 40 years. Mr. Chan serves as the CEO of Singapore eDevelopment Limited (“Singapore eDevelopment”), a limited company listed on the Catalist of the Singapore Exchange Securities Trading Limited. Singapore eDevelopment is a diversified holding company. He was appointed as a director of Singapore eDevelopment in March 2014. He is also Non-Executive Director of ASX-listed bio-technology company Holista Colltech Limited, a position he has held since July of 2013. From September of 1992 until July of 2015, Mr. Chan also served as Managing Chairman of HKSE-listed Heng Fai Enterprises Limited, a holding company now known as ZH International Holdings Limited. He also served as director of Global Medical REIT Inc. (NYSE: GMRE) from December of 2013 until July of 2015 and as director of American Housing REIT Inc. from October of 2013 to July of 2015.

Jeffry Wagner, age 66, became a Director of the Company and OptimumBank in November 2018. Mr. Wagner retired in 2015 after serving as Executive Vice President, CFO and Secretary of OptimumBank since 2013. Prior to his tenure at OptimumBank, Mr. Wagner was Executive Officer, CFO/Treasurer at Florida Business Bank in Melbourne, Florida from 2007 until 2012 and SVP of Planning & Analysis for Huntington Bancshares in Columbus, Ohio between 1993 and 2002. Mr. Wagner is also a Trustee for the Reeves Foundation, an Ohio-based private foundation. He graduated from Bowling Green University in 1978 with a B.A. in Economics and International Business.

Officers of the Company

The Board of Directors is seeking to appoint Moishe Gubin as the Company’s Chief Executive Officer. Mr. Gubin has submitted requests for the required regulatory approvals to serve as Chief Executive Officer of the Company. These requests are currently pending.

Since June 2016, Timothy Terry, President and Chief Executive Officer of the Bank, has been acting as the Principal Executive Officer for the Company, and since February 2020, Joel Klein, a director of the Company has been interim Principal Financial Officer for the Company. Mr. Klein assumed this position to replace the David Edgar, who resigned in January 2020.

The background of Mr. Terry is set forth below. The background of Mr. Klein is set forth in the preceding section.

Timothy Terry, age 64, was appointed President and Chief Executive Officer of the Bank in February 2013 and was appointed Chief Operating Officer of the Bank in 2018. Mr. Terry has been in banking for 35 years and most recently served as President/CEO of Putnam State Bank in Palatka, Florida. Prior to joining OptimumBank, he served as President, CEO and Senior Loan Officer for Enterprise Bank of Florida in North Palm Beach, Florida, and held senior lending, branch administration & sales management positions at Palm Beach National Bank & Trust, Flagler National Bank of the Palm Beaches and Comerica Bank. Mr. Terry received his BBA degree in finance from Western Michigan University located in Kalamazoo, Michigan. He is also a graduate of the American Bankers Association Stonier Graduate School of Banking at the University of Delaware.

The Board of Directors Meetings and Committees

The Company’s Board of Directors met 11 times during 2019. The independent directors met once in executive session without management during 2019. Each of the current members of the Board of Directors attended at least 75% of the meetings of the Board and committees on which he served held while he has been a Director. The Company’s Board of Directors has established several standing committees, including the following:

Compensation Committee

The Compensation Committee currently consists of Moishe Gubin (Chairman), Thomas Procelli and Avi Zwelling. Mr. Gubin. Mr. Procelli and Mr. Zwelling are independent under the NASDAQ listing standards. The Compensation Committee reviews and recommends to the Board of Directors the compensation arrangements for executive management and non-employee directors. The Compensation Committee met once during 2019 and operates under a written charter. A copy of the current Compensation Committee Charter can be viewed on the Company’s website at www.optimumbank.com/information-center/corporate-governance.

In 2019, no executive officer had a role in determining or recommending the amount or form of outside director compensation. The Compensation Committee does not delegate its authority to any other persons. The Compensation Committee does not use consultants to determine or recommend the amount or form of compensation arrangements.

Nominating Committee

The Nominating Committee currently consists of Mr. Gubin (Chairman), Mr. Procelli and Mr. Zwelling. The committee evaluates new candidates and current directors, and recommends candidates to the Board to fill vacancies occurring between annual shareholder meetings. A copy of the charter for the Nominating Committee can be viewed on the Company’s website at www.optimumbank.com/ information-center/corporate-governance.

All of the director nominees of the Company set forth in the Proposal entitled “Election of Directors” were recommended by a majority of the independent directors of the Company. The Nominating Committee held one meeting during 2019.

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

The Nominating Committee will consider director candidates recommended by shareholders, provided the recommendation is in writing and delivered to the Corporate Secretary of the Company at the principal executive offices of the Company not later than the close of business on the 120th day prior to the first anniversary of the date on which the Company first mailed its proxy materials to shareholders for the preceding year’s annual meeting of shareholders. For the 2021 annual meeting, recommendations must be received by April 27, 2021. The nomination and notification must contain the nominee’s name, address, principal occupation, total number of shares owned, consent to serve as a director, and all information relating to the nominee and the nominating shareholder as would be required to be disclosed in solicitation of proxies for the election of such nominee as a director pursuant to the SEC’s proxy rules.

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

The Board determined that all members of the Audit Committee were financially literate and independent in accordance with the NASDAQ listing standards applicable to audit committee members. The Board has determined that Jeffry Wagner is an “audit committee financial expert” as defined by SEC rules. The Audit Committee met 4 times during 2019.

Attendance by Directors at Annual Shareholders’ Meetings

The Company expects its directors to attend the annual meeting. All of the current directors attended the 2019 annual meeting (held in August 2019).

Shareholder Communications with the Board of Directors

The Board of Directors has adopted a formal process by which shareholders may communicate with the Board. Shareholders who wish to communicate with the Board may do so by sending written communications addressed to: Board of Directors, OptimumBank Holdings, Inc. at 2929 East Commercial Boulevard, Fort Lauderdale, Florida 33308, Attention: Mary Franco. All communications will be compiled by the Corporate Secretary and submitted to the members of the Board. Concerns about accounting or auditing matters or possible violations of the Company’s Code of Ethics should be reported under the procedures outlined in the Company’s Whistleblower Policy. Our Whistleblower Policy is available on the Company’s website at www.optimumbank.com/information-center/corporate-governance.

Board Leadership Structure and Role in Risk Oversight

The Company’s policy is to separate the roles of chairman and chief executive officer of the Company. At the present time, Moishe Gubin serves as the Chairman of the Board.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, as well as persons who own 10% or more of a class of the Company’s equity securities, to file reports of their ownership of the Company’s securities, as well as statements of changes in such ownership, with the SEC. The Company believes that all such filings required during 2019 were made on a timely basis, except for one Form 4 on behalf of Mr. Gubin for common shares issued as director compensation and one Form 4 on behalf of Mr. Gubin for common shares received in the exchange offer for the Trust Preferred Securities.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since January 1, 2019, except as described below, there have been no transactions or any proposed transactions in which the Company was or is a party, in which the amount involved exceeded $120,000, and in which a director, director nominee, executive officer, holder of more than 5% of the Company’s common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Exchange of Trust Preferred Securities

In December 2019, the Company completed a private offer to exchange (the “Exchange Offer”) for a portion of its outstanding Trust Preferred Securities for shares of its common stock. Pursuant to the Exchange Offer, the Company issued 924,395 shares of its common stock for 1,881 Trust Preferred Securities, which had an outstanding balance of $2,644,000 as of the completion date of the Exchange Offer.

The number of shares of common stock that were exchanged for each Trust Preferred Security was determined by dividing (i) the outstanding balance of each Trust Preferred Security by (ii) the closing market price of the common stock on the completion date of the Exchange Offer, which was $2.86 per share.

The Trust Preferred Securities shares were issued to 13 accredited investors who held Trust Preferred Securities acquired from Preferred Shares LLC, an affiliate of Moishe Gubin, one of the Company’s directors. One of the accredited investors that received shares was Gubin Enterprises LP, an affiliate of Mr. Gubin. It received 142,575 shares in exchange for 290 Trust Preferred Shares, which had an outstanding balance of $408,000 as of the completion date of the Exchange Offer.

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

Item 11. Executive Compensation

The following table shows the compensation paid by the Company and the Bank for 2019 and 2018 to the persons acting as principal executive officer and principal financial officer.

The following table shows the compensation paid by the Company and the Bank for 2018 and 2019 to the persons acting as principal executive officer and principal financial officer during this period.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation($)	Total Compensation($)

Timothy Terry (1)	2018	$225,000	-	$8,400	$233,400
President, Chief Executive Officer and	2019	$225,000	-	$8,400	$233,400
Chief Operating Officer of the Bank

David Edgar (2)	2018	$165,000	-	-	$165,000
Former Controller of the Bank	2019	165,000	-	-	$165,000

(1)	All other compensation for Mr. Terry in each year represents an auto allowance.

(2)	Mr. Edgar’s employment terminated in January 2020.

Stock Options

No stock options were granted to any of the executive officers in 2019. None of the Company’s executive officers holds any stock options.

Director Compensation

Each Director receives compensation for serving on the Board of Directors and committees of the Board. Mr. Gubin receives $1,650 for each Board meeting attended, and all other directors receive $1,100 for each Board meeting attended. Mr. Gubin receives additional compensation for each Board meeting attended because he serves as the Chairman of the Board. For Audit Committee meetings, the Chairman receives compensation of $400 for each meeting attended, and the members receive $300. For Compensation Committee meetings, Mr. Gubin, as Chairman, receives compensation of $125 for each meeting attended and the other members receive $100.

Mr. Gubin also receives $200,000 per year for additional services as a director, payable in shares of the Company’s common stock (based on the fair market value on the date of issuance). These additional services include his generally spending one week per month in the Bank’s offices. He is also actively involved in the Bank’s marketing efforts for new loan business and deposits and in the Company’s investor relations efforts.

Director Compensation Table For 2019

Name	Cash Compensation($)	Stock Awards($)		All Other Compensation ($)	Total($)
Moishe Gubin	$19,075	$201,000	(1)	$0	$201,000
Joel Klein	14,200	0		0
Martin Schmidt	15,300	0		0
Thomas Procelli	14,500	0		0
Avi M. Zwelling	12,200	0		0
Chan Heng Fai Ambrose	12,100	0		0
Jeffry Wagner	13,300	0		0
Total	$100,675	$201,000		$0	$201,000

(1)	This amount represents the fair value of the stock grant made to Mr. Gubin in payment of a portion of his director’s fees in 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This following table sets forth information regarding the beneficial ownership of the common stock as of June 30, 2020, for:

●	each of the directors and executive officers of the Company and the Bank;

●	all of the directors and executive officers of the Company and the Bank as a group; and

●	each other person known by the Company to own beneficially more than 5% of the Company common stock.

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

Name of Beneficial Owners	Number of Shares Beneficially Owned	Percent of Class[1]
Directors and Executive Officers
Moishe Gubin, Director	283,393	9.6%
Joel Klein, Director and Interim Principal Financial Officer	31,404	1.1%
Thomas Procelli, Director	3,623	0.1%
Martin Schmidt, Director	1,000	0.3%
Avi Zwelling, Director	31,118	1.1%
Chan Heng Fai Ambrose, Director	104,723	3.5%
Jeffry Wagner, Director	0	0%
Timothy Terry, President, Chief Executive Officer	0	0%
All directors and executive officers as a group	449,079	15.4%

Principal Shareholders
David Gross 6633 N. Sacramento Ave. Chicago, Il. 60645	245,000	8.3%
Michael Blisko 9390 Bay Drive Surfside, Fl. 33154	238,330	8.1%
Barry Webster 1840 58th Street Brooklyn, New York 11204-2027	183,334	6.2%
The Elisha Rothman Irrevocable Trust 3570 N.E. 190th Street, Apt. 3900 Miami, Florida 33180-2466	192,000	6.5%

[1]	Based on 2,951,352 shares of common stock outstanding on June 30, 2020.

Equity Compensation Plan Information

The following table provides information generally as of December 31, 2019, regarding securities to be issued on exercise of stock options, and securities remaining available for issuance under the Company’s equity compensation plans that were in effect during fiscal year 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under the equity compensation plan
Equity compensation plans approved by stockholders	—	$—	92,810
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	92,810

Item 13. Certain Relationships and Related Transactions, and Director Independence

Since January 1, 2019, except as described below, there have been no transactions or any proposed transactions in which the Company was or is a party, in which the amount involved exceeded $120,000, and in which a director, director nominee, executive officer, holder of more than 5% of the Company’s common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Exchange of Trust Preferred Securities

In December 2019, the Company completed a private offer to exchange (the “Exchange Offer”) for a portion of its outstanding Trust Preferred Securities for shares of its common stock. Pursuant to the Exchange Offer, the Company issued 924,395 shares of its common stock for 1,881 Trust Preferred Securities, which had an outstanding balance of $2,644,000 as of the completion date of the Exchange Offer.

The number of shares of common stock that were exchanged for each Trust Preferred Security was determined by dividing (i) the outstanding balance of each Trust Preferred Security by (ii) the closing market price of the common stock on the completion date of the Exchange Offer, which was $2.86 per share.

The Trust Preferred Securities shares were issued to 13 accredited investors who held Trust Preferred Securities acquired from Preferred Shares LLC, an affiliate of Moishe Gubin, one of the Company’s directors. One of the accredited investors that received shares was Gubin Enterprises LP, an affiliate of Mr. Gubin. It received 142,575 shares in exchange for 290 Trust Preferred Shares, which had an outstanding balance of $408,000 as of the completion date of the Exchange Offer.

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

Director Independence

The Board of Directors analyzed the independence of each director and determined that Chan Heng Fai Ambrose, Moishe Gubin, Thomas Procelli, Martin Schmidt, Avi Zwelling and Jeffry Wagner each meet the standards of independence under the listing standards of The NASDAQ Stock Market (“NASDAQ”).

Item 14. Principal Accounting Fees and Services

Hacker, Johnson & Smith, P.A., the Company’s independent registered public accounting firm, audited the Company’s consolidated financial statements for the fiscal year ended December 31, 2019.

Audit Fees

The following table is a summary of the fees billed to the Company by Hacker, Johnson & Smith, P.A. for professional services rendered for the years ended December 31, 2019 and 2018:

Fee Category	2019 Fees	2018 Fees

Audit Fees	$78,000	$73,000

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (“SEC”) on August 14, 2019)

3.2	Articles of Amendment to the Articles of Incorporation of OptimumBank Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2019)

4.1	Form of stock certificate (incorporated by reference from Quarterly Report on Form 10-QSB filed with the SEC on August 12, 2004)

4.3	Bylaws (incorporated by reference from Current Report on Form 8-K filed with the SEC on May 11, 2004)

4.4	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Act of 1934.

10.1	OptimumBank Holdings, Inc. 2018 Equity Incentive Plan (incorporated by reference from Proxy Statement filed with the SEC on May 2, 2018)

10.2	OptimumBank Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference from Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.3	OptimumBank Holdings, Inc. Non-Employee Director Compensation Plan (incorporated by reference from Annual Report on Form 10-K filed with the SEC on March 30, 2012)

10.5	Amended and Restated Stock Purchase Agreement, dated as of December 5, 2011, between OptimumBank Holdings, Inc. and Moishe Gubin (incorporated by reference from Current Report on Form 8-K filed with the SEC on December 9, 2011)

10.6	Amended and Restated Stock Purchase Agreement, dated as of March 22, 2013, between OptimumBank Holdings, Inc. and Moishe Gubin (incorporated by reference from Current Report on Form 8-K filed with the SEC on March 28, 2013)

10.8	Form of Registration Rights Agreement between OptimumBank Holdings, Inc. and Moishe Gubin (incorporated by reference from Current Report on Form 8-K filed with the SEC on October 31, 2011)

10.9	Form of Registration Rights Agreement between OptimumBank Holdings, Inc. and Investors (incorporated by reference from Current Report on Form 8-K filed with the SEC on October 31, 2011)

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated by reference from Annual Report on Form 10-K filed with the SEC on March 31, 2010)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Principal Executive Officer under 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer under 18 U.S.C. Section 1350

EXHIBIT INDEX

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1) Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2020 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-K/A report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lauderdale, State of Florida, on the 27th day of July, 2020.

OPTIMUMBANK HOLDINGS, INC.

/s/ Timothy Terry
Timothy Terry
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 27, 2020.

Signature	Title

/s/ Timothy Terry	Principal Executive Officer
Timothy Terry

/s/ Joel Klein	Principal Financial Officer
Joel Klein

/s/ H Fai Chan	Director
H Fai Chan

/s/ Moishe Gubin	Director
Moishe Gubin

/s/ Martin Schmidt	Director
Martin Schmidt

/s/ Joel Klein	Director
Joel Klein

/s/ Avi M. Zwelling	Director
Avi M. Zwelling

/s/ Thomas Procelli	Director
Thomas Procelli

/s/ Jeffry Wagner	Director
Jeffry Wagner

