Form 10-Q
period 2020-06-30
OptimumBank Holdings, Inc.
filed 2020-08-11
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,951,353 shares of common stock, $.01 par value, issued and outstanding as of August 11, 2020.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

i

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets:
Cash and due from banks	$2,334	$2,111
Interest-bearing deposits with banks	27,614	6,823
Total cash and cash equivalents	29,948	8,934
Debt securities available for sale	4,409	5,409
Debt securities held-to-maturity (fair value of $5,337 and $5,986)	5,069	5,806
Loans, net of allowance for loan losses of $2,664 and $2,009	135,842	102,233
Federal Home Loan Bank stock	1,092	642
Premises and equipment, net	1,451	1,389
Right-of-use operating lease assets	980	1,055
Accrued interest receivable	958	432
Other assets	1,074	848

Total assets	$180,823	$126,748
Liabilities and Stockholders’ Equity:

Liabilities:
Noninterest-bearing demand deposits	$29,785	$10,545
Savings, NOW and money-market deposits	78,964	55,475
Time deposits	29,321	35,352

Total deposits	138,070	101,372

Federal Home Loan Bank advances	23,000	13,000
Junior subordinated debenture	2,580	2,580
Other borrowings	4,988	—
Official checks	102	208
Operating lease liabilities	993	1,061
Other liabilities	1,413	1,320

Total liabilities	171,146	119,541

Commitments and contingencies (Notes 1 and 8)
Stockholders’ equity:
Preferred stock, no par value; 6,000,000 shares authorized:
Designated Series A, no par value, no shares issued and outstanding	—	—
Designated Series B, no par value, 100 shares issued and outstanding in 2020	—	—
Common stock, $.01 par value; 10,000,000 shares authorized, 2,951,353 and 2,853,171 shares issued and outstanding	29	28
Additional paid-in capital	42,032	38,994
Accumulated deficit	(32,265)	(31,610)
Accumulated other comprehensive loss	(119)	(205)

Total stockholders’ equity	9,677	7,207
Total liabilities and stockholders’ equity	$180,823	$126,748

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest income:
Loans	$1,561	$1,097	$2,974	$2,187
Debt securities	49	72	95	122
Other	16	77	60	125

Total interest income	1,626	1,246	3,129	2,434

Interest expense:
Deposits	355	360	757	649
Borrowings	121	133	226	283

Total interest expense	476	493	983	932

Net interest income	1,150	753	2,146	1,502

Provision for loan losses	523	—	712	—

Net interest income after provision for loan losses	627	753	1,434	1,502

Noninterest income:
Service charges and fees	2	68	51	90
Other	31	19	55	34

Total noninterest income	33	87	106	124

Noninterest expenses:
Salaries and employee benefits	486	529	1,034	1,030
Professional fees	76	128	247	227
Occupancy and equipment	141	134	289	247
Data processing	132	129	249	253
Insurance	21	18	45	42
Regulatory assessment	29	18	70	22
Other	122	314	261	433

Total noninterest expenses	1,007	1,270	2,195	2,254

Net loss before income tax benefit	(347)	(430)	(655)	(628)

Income tax benefit	—	—	—	(52)

Net loss	$(347)	$(430)	$(655)	$(576)

Net loss per share - Basic and diluted	$(0.12)	$(.23)	$(0.23)	$(.31)

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net loss	$(347)	$(430)	$(655)	$(576)

Other comprehensive income:
Change in unrealized gain on debt securities:
Unrealized gain arising during the year	20	68	66	74

Amortization of unrealized loss on debt securities transferred to held-to-maturity	24	23	48	39

Other comprehensive income before income tax expense	44	91	114	113

Deferred income tax expense on above change	(11)	(23)	(28)	(28)

Total other comprehensive income	33	68	86	85

Comprehensive loss	$(314)	$(362)	$(569)	$(491)

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2020 and 2019

(Dollars in thousands)

	Preferred Stock						Additional		Accumulated Other
	Series A		Series B		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2018	-	$-	-	$-	$1,858,020	$18	$36,128	$(30,510)	$(330)	$5,306

Net loss for the three months ended March 31, 2019 (unaudited)	-	-	-	-	-	-	-	(146)	-	(146)

Net change in unrealized loss on securities available for sale, net of income taxes (unaudited)	-	-	-	-	-	-	-	-	3	3

Amortization of unrealized loss on debt securities transferred to held-to-maturity, net of income taxes (unaudited)	-	-	-	-	-	-	-	-	14	14

Balance at March 31, 2019 (unaudited)	-	$-	-	$-	$1,858,020	$18	$36,128	$(30,656)	$(313)	$5,177

Common stock issued and reclassified from other liabilities (unaudited)	-	-	-	-	11,250	-	28	-	-	28

Common stock issued as compensation to directors (unaudited)	-	-	-	-	58,309	1	200	-	-	201

Net loss for the three months ended June 30, 2019 (unaudited)	-	-	-	-	-	-	-	(430)	-	(430)

Net change in unrealized loss on securities available for sale, net of income taxes (unaudited)	-	-	-	-	-	-	-	-	53	53

Amortization of unrealized loss on debt securities transferred to held-to-maturity (unaudited)	-	-	-	-	-	-	-	-	15	15

Balance at June 30, 2019 (unaudited)	-	$-	-	$-	1,927,579	$19	$36,356	$(31,086)	$(245)	$5,044

Balance at December 31, 2019	-	$-	—	$—	2,853,171	$28	$38,994	$(31,610)	$(205)	$7,207

Proceeds from the sale of common stock (unaudited)	-	-	—	—	98,182	1	538	—	—	539

Net loss for the three months ended March 31, 2020 (unaudited)	-	-	—	—	—	—	—	(308)	—	(308)

Net change in unrealized gain on debt securities available for sale, net of income taxes (unaudited)	-	-	—	—	—	—	—	—	35	35

Amortization of unrealized loss on debt securities transferred to held-to-maturity, net of income taxes (unaudited)	-	-	—	—	—	—	—	—	18	18

Balance at March 31, 2020 (unaudited)	-	$-	—	$—	2,951,353	$29	$39,532	$(31,918)	$(152)	$7,491

Proceeds from the sale of preferred stock (unaudited)	-	-	100	—	—	—	2,500	—	—	2,500

Net loss for the three months ended June 30, 2020 (unaudited)	-	-	—	—	—	—	—	(347)	—	(347)

Net change in unrealized gain on debt securities available for sale, net of income taxes (unaudited)	-	-	—	—	—	—	—	—	15	15

Amortization of unrealized loss on debt securities transferred to held-to-maturity, net of income taxes (unaudited)	-	-	—	—	—	—	—	—	18	18

Balance at June 30, 2020 (unaudited)	-	$-	100	$—	2,951,353	$29	$42,032	$(32,265)	$(119)	$9,677

See accompanying notes to condensed consolidated financial statements

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(655)	$(576)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan losses	712	—
Depreciation and amortization	85	86
Common stock issued as compensation to directors	—	201
Net amortization of fees, premiums and discounts	25	94
Increase in accrued interest receivable	(526)	(56)
Amortization of right-of-use operating lease assets	75	—
Net decrease in operating lease liabilities	(68)	—
Increase in other assets	(254)	(237)
(Decrease) increase in official checks and other liabilities	(13)	52
Net cash used in operating activities	(619)	(436)

Cash flows from investing activities:
Purchase of debt securities available for sale	—	(4,153)
Principal repayments of debt securities available for sale	1,033	339
Principal repayments of debt securities held-to-maturity	763	527
Net increase in loans	(34,291)	(3,702)
Purchases of premises and equipment	(147)	(94)
(Purchase) redemption of FHLB stock	(450)	490

Net cash used in investing activities	(33,092)	(6,593)

Cash flows from financing activities:
Net increase in deposits	36,698	23,523
Net decrease in federal funds purchased	—	(560)
Net increase (decrease) in Federal Home Loan Bank advances	10,000	(11,600)
Increase in other borrowings	4,988	—
Proceeds from sale of common stock	539	—
Proceeds from sale of preferred stock	2,500	—

Net cash provided by financing activities	54,725	11,363

Net increase in cash and cash equivalents	21,014	4,334

Cash and cash equivalents at beginning of the period	8,934	7,983

Cash and cash equivalents at end of the period	$29,948	$12,317

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$921	$776

Income taxes	$—	$—

Noncash transaction -
Change in accumulated other comprehensive loss, net change in unrealized gain on debt securities available for sale, net of income taxes	$86	$85

Amortization of unrealized loss on debt securities transferred to held-to-maturity	$48	$39

Common stock issued and reclassified from other liabilities	$—	$28

Right-of use lease assets obtained in exchange for operating lease liabilities	$—	$281

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

Basis of Presentation. In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2020, the results of operations for the three and six month periods ended June 30, 2020 and 2019, and the results of cash flows for the six month periods ended June 30, 2020 and 2019. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2020, are not necessarily indicative of the results to be expected for the full year.

Subsequent Events. The Company has evaluated subsequent events through August 11, 2020, which is the date the condensed consolidated financial statements were issued, determining no additional events required disclosure except as follows:

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

During 2019 and 2018, 2,575 Trust Preferred Securities were exchanged for 1,226,173 shares of the Company’s common stock. For accounting purposes, the Trust Preferred Securities acquired by the Company have been cancelled. As a result, the Company cancelled $2,575,000 in principal amount of the Trust Preferred Securities, together with accrued interest of $974,000, and increased its stockholders’ equity by the same amount. The remaining principal owed by the Company in connection with the Junior Subordinated Debenture was $2,580,000 at June 30, 2020 and December 31, 2019, respectively. The remaining accrued interest owed by the Company associated with the Junior Subordinated Debenture was $1,067,000 and $995,000 at June 30, 2020 and December 31, 2019 respectively. The accrued interest is presented on the accompanying condensed consolidated balance sheet under the caption “Other liabilities”.

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

Accumulated other comprehensive loss consists of the following (in thousands):

	June 30,	December 31,
	2020	2019

Unrealized gain on debt securities available for sale	$77	$11
Unamortized portion of unrealized loss related to debt securities available for sale transferred to securities held-to-maturity	(236)	(284)
Income tax benefit	40	68

	$(119)	$(205)

Income Taxes. The Company assessed its earnings history and trends and estimates of future earnings, and determined that the deferred tax asset could not be realized as of June 30, 2020. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). ASU 2018-13 removes, modifies, and adds certain disclosure requirements associated with fair value measurements. ASU 2018-13 is effective for fiscal years, and interim periods, within those fiscal years, beginning after December 15, 2019. The removed and modified disclosures will be adopted on a prospective basis. Early adoption was permitted upon issuance of this ASU. The implementation had no significant impact on the Company's condensed consolidated financial statements.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2)	Debt Securities. Debt Securities have been classified according to management’s intent. The carrying amount of debt securities and approximate fair values are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

At June 30, 2020:
Held-to-maturity:
Collateralized mortgage obligations	$3,632	$202	$—	$3,834
Mortgage-backed securities	1,437	66	—	1,503
Total	$5,069	$268	$—	$5,337
Available for sale:
SBA Pool Securities	$1,412	$—	$(45)	$1,367
Collateralized mortgage obligations	724	41	—	765
Mortgage-backed securities	2,196	81	—	2,277
Total	$4,332	$122	$(45)	$4,409

	Cost	Gains	Losses	Value

At December 31, 2019:
Held-to-maturity:
Collateralized mortgage obligations	$4,218	$129	—	$4,347
Mortgage-backed securities	1,588	51	—	1,639
Total	$5,806	$180	—	$5,986
Available for sale:
SBA Pool Securities	$1,734	$—	$(52)	$1,682
Collateralized mortgage obligations	998	18	—	1,016
Mortgage-backed securities	2,666	45	—	2,711
Total	$5,398	$63	$(52)	$5,409

There were no sales of debt securities during the three and six months ended June 30, 2020 and 2019.

Debt Securities available for sale with gross unrealized losses, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position, is as follows (in thousands):

	Over Twelve Months		Less Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
At June 30, 2020-
Available for Sale -
SBA Pool securities	$45	$1,367	$—	$—

At December 31, 2019-
Available for Sale -
SBA Pool Securities	$52	$1,682	$—	$—

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

At June 30, 2020 and December 31, 2019, the unrealized losses on six debt securities, were caused by market conditions. It is expected that the debt securities would not be settled at a price less than the book value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans. The components of loans are as follows (in thousands):

	At	At
	June 30, 2020	December 31, 2019

Residential real estate	$33,752	$28,266
Multi-family real estate	11,474	8,396
Commercial real estate	61,952	55,652
Land and construction	3,979	2,496
Commercial	23,094	4,476
Consumer	4,843	4,903

Total loans	139,094	104,189

Net deferred loan fees, costs and premiums	(588)	53
Allowance for loan losses	(2,664)	(2,009)

Loans, net	$135,842	$102,233

An analysis of the change in the allowance for loan losses follows (in thousands):

	Residential	Multi-Family	Commercial	Land and
	Real Estate	Real Estate	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
Three Months Ended June 30, 2020:

Beginning balance	$582	$123	$729	$50	$578	$136	$—	$2,198
Provision (credit) for loan losses	132	30	159	(6)	42	166	—	523
Charge-offs	—	—	—	—	—	(67)	—	(67)
Recoveries	3	—	—	6	—	1	—	10

Ending balance	$717	$153	$888	$50	$620	$236	$—	$2,664

Three Months Ended June 30, 2019:
Beginning balance	$532	$65	$628	$—	$553	$19	$250	$2,047
Provision (credit) for loan losses	5	(24)	50	(5)	5	(8)	(23)	—
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	6	—	—	—	6

Ending balance	$537	$41	$678	$1	$558	$11	$227	$2,053

Six Months Ended June 30, 2020:

Beginning balance	$531	$82	$624	$21	$573	$152	$26	$2,009
Provision (Credit) for loan losses	179	71	264	17	47	160	(26)	712
Charge-offs	—	—	—	—	—	(77)	—	(77)
Recoveries	7	—	—	12	—	1	—	20

Ending balance	$717	$153	$888	$50	$620	$236	$—	$2,664

Six Months Ended June 30, 2019:

Beginning balance	$544	$88	$567	$19	$850	$25	$150	$2,243
(Credit) provision for loan losses	(7)	(47)	306	(30)	(292)	(7)	77	—
Charge-offs	—	—	(195)	—	—	(7)	—	(202)
Recoveries	—	—	—	12	—	—	—	12

Ending balance	$537	$41	$678	$1	$558	$11	$227	$2,053

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Residential Real Estate	Multi- Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Unallocated	Total
At June 30, 2020:
Individually evaluated for impairment:
Recorded investment	$940	$—	$2,193	$—	$811	$—	$—	$3,944
Balance in allowance for loan losses	$272	$—	$—	$—	$579	$—	$—	$851

Collectively evaluated for impairment:
Recorded investment	$32,812	$11,474	$59,759	$3,979	$22,283	$4,843	$—	$135,150
Balance in allowance for loan losses	$445	$153	$888	$50	$41	$236	$—	$1,813

At December 31, 2019:
Individually evaluated for impairment:
Recorded investment	$944	$—	$2,206	$—	$812	$—	$—	$3,962
Balance in allowance for loan losses	$258	$—	$—	$—	$531	$—	$—	$789

Collectively evaluated for impairment:
Recorded investment	$27,322	$8,396	$53,446	$2,496	$3,664	$4,903	$—	$100,227
Balance in allowance for loan losses	$273	$82	$624	$21	$42	$152	$26	$1,220

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued. The following summarizes the loan credit quality (in thousands):

	Pass	OLEM (Other Loans Especially Mentioned)	Sub- standard	Doubtful	Loss	Total
At June 30, 2020:
Residential real estate	$32,812	$—	$940	$—	$—	$33,752
Multi-family real estate	11,474	—	—	—	—	11,474
Commercial real estate	59,759	—	2,193	—	—	61,952
Land and construction	3,979	—	—	—	—	3,979
Commercial	21,688	595	811	—	—	23,094
Consumer	4,843	—	—	—	—	4,843

Total	$134,555	$595	$3,944	$—	$—	$139,094
				—	—
At December 31, 2019:				—	—
Residential real estate	$27,322	$—	$944	$—	$—	$28,266
Multi-family real estate	8,396	—	—	—	—	8,396
Commercial real estate	53,011	435	2,206	—	—	55,652
Land and construction	1,261	1,235	—	—	—	2,496
Commercial	3,027	637	812	—	—	4,476
Consumer	4,903	—	—	—	—	4,903

Total	$97,920	$2,307	$3,962	$—	$—	$104,189

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued. Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At June 30, 2020:
Residential real estate	$—	$—	$—	$—	$32,812	$940	$33,752
Multi-family real estate	—	—	—	—	11,474	—	11,474
Commercial real estate	—	—	—	—	61,952	—	61,952
Land and construction	—	—	—	—	3,979	—	3,979
Commercial	—	—	—	—	22,283	811	23,094
Consumer	—	17	—	17	4,826	—	4,843

Total	$—	$17	$—	$17	$137,326	$1,751	$139,094

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At December 31, 2019:
Residential real estate	$944	$—	$—	$944	$27,322	$—	$28,266
Multi-family real estate	—	—	—	—	8,396	—	8,396
Commercial real estate	—	—	—	—	55,652	—	55,652
Land and construction	1,235	—	—	1,235	1,261	—	2,496
Commercial	—	—	—	—	3,664	812	4,476
Consumer	—	—	—	—	4,903	—	4,903

Total	$2,179	$—	$—	$2,179	$101,198	$812	$104,189

The following summarizes the amount of impaired loans (in thousands):

	At June 30, 2020			At December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate	$2,193	$2,193	$—	$2,206	$2,206	—
With related allowance recorded:
Residential real estate	940	940	272	944	944	258
Commercial	811	811	579	812	812	531
Total:
Residential real estate	$940	$940	$272	$944	944	258
Commercial real estate	$2,193	$2,193	$—	$2,206	2,206	—
Commercial	$811	$811	$579	$812	$812	$531
Total	$3,944	$3,944	$851	$3,962	$3,962	$789

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued. The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Three Months Ended June 30,
	2020			2019
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received

Residential real estate	$940	$—	$—	$954	$19	$19
Commercial real estate	$2,193	$26	$30	$2,461	$31	$21
Commercial	$811	$—	$—	$1,302	$20	$11
Total	$3,944	$26	$30	$4,714	$70	$51

	Six Months Ended June 30,
	2020			2019
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received

Residential real estate	$940	$18	$11	$952	$37	$37
Commercial real estate	$2,194	$52	$60	$3,059	$61	$59
Commercial	$811	$—	$18	$1,548	43	$39
Total	$3,945	$70	$89	$5,559	$141	$135

No loans have been determined to be troubled debt restructurings (TDR’s) during the three and six month periods ended June 30, 2020 or 2019. At June 30, 2020 and 2019, there were no loans modified and entered into TDR’s within the past twelve months, that subsequently defaulted during the three and six month periods ended June 30, 2020 or 2019.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(4)	Loss Per Share. Basic loss per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. In 2020 and 2019, basic and diluted loss per share are the same due to the net loss incurred by the Company. Loss per common share have been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted-average number of common shares outstanding used to calculate basic and diluted loss per common share	2,951,353	1,881,759	2,905,599	1,869,933

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(5)	Stock-Based Compensation

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

(6)	Fair Value Measurements. Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan. Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis are as follows (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations For the Six months ended June 30, 2020
At June 30, 2020—
Residential real estate	$668	$—	$—	$668	$272	$—

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations For the six months ended June 30, 2019
At December 31, 2019—
Residential real estate	$686	$—	$—	$686	$258	$—

Debt securities available for sale measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

At June 30, 2020:
SBA Pool Securities	$1,367	$—	$1,367	$—
Collateralized mortgage obligations	765	—	765	—
Mortgage-backed securities	2,277	—	2,277	—
	$4,409	—	4,409	—

At December 31, 2019:
SBA Pool Securities	$1,682	$—	$1,682	$—
Collateralized mortgage obligations	1,016	—	1,016	—
Mortgage-backed securities	2,711	—	2,711	—
Total	$5,409	—	$5,409	$—

During the three and six month periods ended June 30, 2020 and 2019, no debt securities were transferred in or out of Levels 1, 2 or 3.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(7)	Fair Value of Financial Instruments. The estimated fair values and fair value measurement method with respect to the Company’s financial instruments were as follows (in thousands):

	At June 30, 2020				At December 31, 2019
	Carrying Amount	Fair Value		Level	Carrying Amount	Fair Value		Level
Financial assets:
Cash and cash equivalents	$29,948	$29,948		1	$8,934	$8,934		1
Debt securities available for sale	4,409	4,409		2	5,409	5,409		2
Debt securities held-to-maturity	5,069	5,337		2	5,806	5,986		2
Loans	135,842	135,906		3	102,233	102,060		3
Federal Home Loan Bank stock	1,092	1,092		3	642	642		3
Accrued interest receivable	958	958		3	432	432		3

Financial liabilities:
Deposit liabilities	138,070	138,328		3	101,372	101,256		3
Federal Home Loan Bank advances	23,000	22,607		3	13,000	13,137		3
Junior subordinated debenture	2,580	N/A	(1)	N/A	2,580	N/A	(1)	N/A
Other borrowings	4,988	4,988			-	-
Off-balance sheet financial instruments	—	—		3	—	—		3

(1)	The Company is unable to determine value based on significant unobservable inputs required in the calculation. Refer to Note 1 for further information.

(8)	Off- Balance Sheet Financial Instruments. The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit, unused lines of credit, and standby letters of credit and may involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the condensed consolidated balance sheet. The contract amounts of these instruments reflect the extent of involvement the Company has in these financial instruments.

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

Commitments to extend credit, unused lines of credit, and standby letters of credit typically result in loans with a market interest rate when funded. A summary of the contractual amounts of the Company’s financial instruments with off-balance-sheet risk at June 30, 2020 follows (in thousands):

Commitments to extend credit	$5,902

Unused lines of credit	$5,569

Standby letters of credit	$1,550

(9)	Regulatory Matters. The Bank is subject to various regulatory capital requirements administered by the bank regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The Bank, is subject to the Basel III capital level threshold requirements under the Prompt Corrective Action regulations with full compliance phased in over a multi-year schedule. These new regulations were designed to ensure that banks maintain strong capital positions even in the event of severe economic downturns or unforeseen losses.

Regulatory banking agencies issued final rules on October 29, 2019 that provide simplified capital measures, including a simplified measure of capital adequacy for qualifying community banking organizations consistent with section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act. Qualifying community banking organizations with less than $10 billion of assets that comply with, and elect to use, the community bank leverage ratio (“CBLR”) and that maintain a CBLR greater than 8% in 2020 would be considered to be “well-capitalized” and would no longer be subject to the other generally applicable capital rules. The CBLR would be used and applied for purposes of compliance with the Federal Banking Agencies ‘prompt corrective action rules, and Federal Reserve Regulation O and W compliance, as well as in calculating FDIC deposit insurance assessments. The CBLR, among other proposals, reflects the regulatory banking agencies’ focus on appropriately tailoring capital requirements to an institution’s size, complexity and risk profile. The CBLR was first available for banking organizations to use in their March 31, 2020 Call Report. Non-advanced approaches banking organizations will also be able to take advantage of simpler regulatory capital requirements for mortgage servicing assets, certain deferred tax assets arising from temporary differences and investments in unconsolidated financial institutions. As of June 30, 2020, the Company has determined to opt in adopting the new CBLR.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(9)	Regulatory Matters, Continued. The following table shows the Bank’s capital amounts and ratios and regulatory thresholds at June 30, 2020 and December 31, 2019 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
As of June 30, 2020—
Tier I Capital to Total Assets	$13,153	8.51%	$6,181	4.00%	$7,726	5.00%

As of December 31, 2019:
Total Capital to Risk-Weighted Assets	$12,212	12.03%	$8,124	8.00%	$10,154	10.00%
Tier I Capital to Risk-Weighted Assets	10,934	10.77	6,093	6.00%	8,124	8.00%
Common equity Tier I capital to Risk-Weighted Assets	10,934	10.77	4,569	4.50%	6,600	6.50%
Tier I Capital to Total Assets	10,934	8.73	5,010	4.00%	6,263	5.00%

(10)

Preferred Stock

The company issued 100 shares of Series B Participating Preferred Stock (the “Preferred Stock”) to a related party at $25,000 per share. The related party is a significant common stockholder. The Preferred Stock has no preferential rate of return. The Preferred Stock has no par value and is convertible into 1,000,000 shares of common stock, at the option of the Company. The conversion is subject to adjustment based on the terms of the Certificate of Designation in the Amendment to the Company’s Articles of Incorporation filed on June 23, 2020 (the “Certificate of Designation”) The Preferred Stock has preferential liquidation rights over common stockholders. The Preferred Stock generally has no voting rights except as provided in the Certificate of Designation. The liquidation price is the greater of $25,000 per share of preferred stock or such amount per share of preferred stock that would have been payable had all shares of the preferred stock been converted into common stock per the terms of the Certificate of Designation immediately prior to a liquidation.

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

Capital Levels

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. As of June 30, 2020, the Bank is well capitalized under the regulatory framework for prompt corrective action.

Refer to Note 9 for the Bank’s actual and required minimum capital ratios.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition at June 30, 2020 and December 31, 2019

Overview

The Company’s total assets increased by approximately $54.1 million to $180.8 million at June 30, 2020, from $126.8 million at December 31, 2019, primarily due to an increase in loans, and cash and cash equivalents corresponding to an increase in deposits, FHLB advances, and other borrowings. Total stockholders’ equity increased by approximately $2.5 million to $9.7 million at June 30, 2020, from $7.2 million at December 31, 2019, primarily due to proceeds from the sale of preferred and common stock which more than offset the net loss for the six month period ended June 30, 2020.

The following table shows selected information for the periods ended or at the dates indicated:

	Six Month Period Ended June 30, 2020	Year Ended December 31, 2019

Average equity as a percentage of average assets	5.1%	4.6%

Equity to total assets at end of period	5.4%	5.6%

Return on average assets (1)	(0.9)%	(1.0)%

Return on average equity (1)	(17.7)%	(21.3)%

Noninterest expenses to average assets (1)	3.0%	4.0%

(1) Annualized for the six month period ended June 30, 2020.

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

The Company increased deposits by $36.7 million during the six month period ended June 30, 2020. The proceeds were used to originate new loans.

In addition to obtaining funds from depositors, the Company may borrow funds from other financial institutions. At June 30, 2020, the Company had outstanding borrowings of $23 million, against its $45 million in established borrowing capacity with the FHLB. The Company’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. In 2010, the Company obtained an available discount window credit line with the Federal Reserve Bank, currently $430,000. The Federal Reserve Bank line is subject to collateral requirements and must be repaid within 90 days; each advance is subject to prior Federal Reserve Bank consent. At June 30, 2020, the Company also had lines of credit amounting to $9.5 million with four correspondent banks. Also at June 30, 2020, the Company had outstanding borrowings of $5.0 million against an available paycheck protection program liquidity facility with the Federal Reserve Bank, to purchase federal funds. Disbursements on the lines of credit are subject to the approval of the correspondent banks. We measure and monitor our liquidity daily and believe our liquidity sources are adequate to meet our operating needs.

Off-Balance Sheet Arrangements

Refer to Note 8 for Off-Balance Sheet Financial Instruments.

Junior Subordinated Debenture

Please refer to Note 1 for discussion on this matter.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operationss

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

	Three Months Ended June 30,
	2020			2019
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans	$126,385	$1,561	4.94%	$81,325	$1,097	5.4%
Securities	10,053	49	1.95%	12,954	72	2.22
Other (1)	13,204	16	0.48%	10,199	77	3.02

Total interest-earning assets/interest income	149,642	1,626	4.35%	104,478	1,246	4.81

Cash and due from banks	5,970			2,149
Premises and equipment	1,470			2,644
Other	1,173			(912)

Total assets	$158,255			$108,359

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$70,402	213	1.21%	$43,329	199	1.84
Time deposits	29,521	142	1.92%	28,956	161	2.22
Borrowings (2)	29,068	121	1.67%	18,155	133	2.93

Total interest-bearing liabilities/interest expense	128,991	476	1.48%	90,440	493	2.18

Noninterest-bearing demand deposits	19,234			10,860
Other liabilities	2,506			2,017
Stockholders’ equity	7,524			5,042

Total liabilities and stockholders’ equity	$158,255			$108,359

Net interest income		$1,150			$753

Interest rate spread (3)			2.87%			2.63%

Net interest margin (4)			3.07%			2.89%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.16%			1.16%

(1)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and the Debenture.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.
(5)	Annualized.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Six Months Ended June 30,
	2020			2019
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans	$116,565	$2,974	5.10%	$81,445	$2,187	5.37%
Securities	10,478	95	1.81%	10,787	122	2.26
Other (1)	12,326	60	0.97%	9,824	125	2.54

Total interest-earning assets/interest income	139,369	3,129	4.49%	102,056	2,434	4.77

Cash and due from banks	4,382			2,239
Premises and equipment	1,466			2,648
Other	911			(1,100)

Total assets	$146,128			$105,843

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$63,831	439	1.38%	$39,274	289	1.47
Time deposits	31,407	318	2.03%	28,174	360	2.56
Borrowings (2)	24,106	226	1.88%	19,855	283	2.85

Total interest-bearing liabilities/interest expense	119,344	983	1.65%	87,303	932	2.14

Noninterest-bearing demand deposits	16,899			11,352
Other liabilities	2,489			2,059
Stockholders’ equity	7,396			5,129

Total liabilities and stockholders’ equity	$146,128			$105,843

Net interest income		$2,146			$1,502

Interest rate spread (3)			2.84%			2.63%

Net interest margin (4)			3.08%			2.94%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.17%			1.17%

(1)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and the Debenture.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.
(5)	Annualized.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of the Three-Month Periods Ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended		Increase /
	June 30,		(Decrease)
(dollars in thousands)	2020	2019	Amount	Percentage
Total interest income	$1,626	$1,246	$380	30%
Total interest expense	476	493	(17)	(3)
Net interest income	1,150	753	397	53
Provision for loan losses	523	-	523	100
Net interest income after provision for loan losses	627	753	(126)	(17)
Total noninterest income	33	87	(54)	(62)
Total noninterest expenses	1,007	1,270	(263)	(21)
Net loss before income tax benefit	(347)	(430)	83	19
Income tax benefit	-	-	-	-
Net Loss	$(347)	$(430)	83	19
Net loss per share - Basic and diluted	$(0.12)	$(0.23)

Net Loss. The Company had a net loss of $347,000 for the three month period ended June 30, 2020 compared to $430,000 for the three month period ended June 30, 2019. The Company recorded provision for loan losses amounting to $523,000 during the three month period ended June 30, 2020, which was largely due to the economic environment associated with the COVID-19 pandemic. No provision for loan losses was recorded during the three month period ended June 30, 2019. Excluding the provision for loan losses, the Company would have had net earnings of $176,000 for the three month period ended June 30, 2020 and a net loss of $430,000 for the three month period ended June 30, 2019. Excluding the provision for loan losses, net earnings increased $606,000 for the three month period ended June 30, 2020 as compared to the three month period ended June 30, 2019.

Interest Income. Interest income increased $380,000 for the three month period ended June 30, 2020 compared to the three month period ended June 30, 2019 primarily due to growth in the loan portfolio.

Interest Expense. Interest expense decreased $17,000 to $476,000 for the three month period ended June 30, 2020 compared to the prior period. This decrease in interest expense is due to a 70-basis point reduction in the average rate paid on deposits and borrowings offset by volume increase in deposits and borrowings.

Provision for Loan Losses. Provision for loan losses amounted to $523,000 for the three month period ended June 30, 2020. There was no provision for losses during the 2019 period. The provision for loan losses is charged to operations in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio at June 30, 2020 and 2019. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $2.6 million or 1.92% of loans outstanding at June 30, 2020, compared to $2.0 million or 1.93% of loans outstanding at December 31, 2019. The provision for loan losses during the second quarter of 2020 was primarily due to the increase in the loan portfolio, and an evaluation of the other factors noted above.

Noninterest Income. Total noninterest income decreased to $33,000 for the three month period ended June 30, 2020, from $87,000 for the three month period ended June 30, 2019 due to decreased loan related fees.

Noninterest Expenses. Total noninterest expenses decreased to $1,007,000 for the three month period ended June 30, 2020 compared to $1,270,000 for the three month period ended June 30, 2019 primarily due to a decrease in salaries and employee benefits, professional fees, and other.

Comparison of the Six-Month Periods Ended June 30, 2020 and 2019 (dollars in thousands):

	Six Months Ended		Increase /
	June 30,		(Decrease)
(dollars in thousands)	2020	2019	Amount	Percentage
Total interest income	$3,129	$2,434	$695	29%
Total interest expense	983	932	51	5
Net interest income	2,146	1,502	644	43
Provision for loan losses	712	-	712	100
Net interest income after provision for loan losses	1,434	1,502	(68)	(5)
Total noninterest income	106	124	(18)	(15)
Total noninterest expenses	2,195	2,254	(59)	(3)
Net loss before income tax benefit	(655)	(628)	(27)	4
Income tax benefit	-	(52)	-	-
Net Loss	$(655)	$(576)	(79)	14
Net loss per share - Basic and diluted	$(0.23)	$(0.31)

Net Loss.  The Company had a net loss of $655,000 for the six month period ended June 30, 2020 compared to $576,000 for the six month period ended June 30, 2019. The Company recorded provision for loan losses amounting to $712,000 during the six month period ended June 30, 2020, which was largely due to the economic environment associated with the COVID-19 pandemic. No provision for loan losses was recorded during the six month period ended June 30, 2019. Excluding the provision for loan losses, the Company would have had net earnings of $57,000 for the six month period ended June 30, 2020 and a net loss of $576,000 for the six month period ended June 30, 2019. Excluding the provision for loan losses, net earnings increased $633,000 for the six month period ended June 30, 2020 as compared to the six month period ended June 30, 2019.

Interest Income. Interest income increased to $3,129,000 for the six month period ended June 30, 2020 from $2,434,000 for the six month period ended June 30, 2019, primarily due to an increase in loan volume.

Interest Expense. Interest expense on deposits and borrowings increased $51,000 to $983,000 for the six month period ended June 30, 2020 compared to the prior period. The increase in interest expense was caused by an increase in volume of deposits and in borrowings, partially offset by reduction in interest rates.

Provision for Loan Losses. The provision for losses during the six month period ended June 30, 2020 amounted to $712,000. The provision or credit for loan losses is charged to operations in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio at June 30, 2020 and 2019. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $2.6 million or 1.92% of loans outstanding at June 30, 2020, as compared to $2.0 million or 1.93% of loans outstanding at December 31, 2019.

Noninterest Income. Total noninterest income decreased by $18,000 for the six month period ended June 30, 2020, to $106,000 compared to $124,000 for the six month period ended June 30, 2019 due to decreased loan related fees.

Noninterest Expenses. Total noninterest expenses decreased $59,000 to $2.2 million for the six month period ended June 30, 2020 compared to $2.3 million for the six month period ended June 30, 2019.

COVID-19 related loan data

Loan Forbearance. During 2020 we granted 180-day forbearances on 60 loans totaling $43.8 million, which accounted for 31.5% of our gross loan portfolio.

Paycheck Protection Program (“PPP”). We closed 181 PPP loans totaling $18.8 million during the six month period ending June 30, 2020.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 4. Controls and Procedures

The Company’s management evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report, and, based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2020, the Company issued 100 shares of preferred stock to a related party for an aggregate purchase price of $2,500,000. The related party is a significant common stockholder. The issuance of the shares in this transaction was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering. The Company used the proceeds to augment the Bank’s regulatory capital ratios.

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

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date: August 11, 2020	By:	/s/ Timothy Terry
Timothy Terry,
Principal Executive Officer

	By:	/s/ Joel Klein
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

