Form 10-Q
period 2020-09-30
OptimumBank Holdings, Inc.
filed 2020-11-12
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,951,353 shares of common stock, $.01 par value, issued and outstanding as of November 12, 2020.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

i

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	30-Sep-20	31-Dec-19
	(Unaudited)
Assets:
Cash and due from banks	$25,868	$2,111
Interest-bearing deposits with banks	19,403	6,823
Total cash and cash equivalents	45,271	8,934
Debt securities available for sale	7,460	5,409
Debt securities held-to-maturity (fair value of $4,794 and $5,986)	4,571	5,806
Loans, net of allowance for loan losses of $2,145 and $2,009	144,532	102,233
Federal Home Loan Bank stock	1,092	642
Premises and equipment, net	1,423	1,389
Right-of-use operating lease assets	942	1,055
Accrued interest receivable	1,544	432
Foreclosed real estate	681	—
Other assets	1,088	848

Total assets	$208,604	$126,748
Liabilities and Stockholders’ Equity:

Liabilities:
Noninterest-bearing demand deposits	$49,946	$10,545
Savings, NOW and money-market deposits	89,501	55,475
Time deposits	28,269	35,352

Total deposits	167,716	101,372

Federal Home Loan Bank advances	23,000	13,000
Junior subordinated debenture	2,580	2,580
Official checks	143	208
Operating lease liabilities	958	1,061
Other liabilities	523	1,320

Total liabilities	194,920	119,541

Commitments and contingencies (Notes 8 and 11)
Stockholders’ equity:
Preferred stock, no par value; 6,000,000 shares authorized:
Designated Series A, no par value, no shares issued and outstanding	—	—
Designated Series B, no par value, 280 shares issued and outstanding in 2020	—	—
Common stock, $.01 par value; 10,000,000 shares authorized, 2,951,353 shares issued and outstanding in 2020 and 2,853,171 shares issued and outstanding in 2019	29	28
Additional paid-in capital	46,532	38,994
Accumulated deficit	(32,761)	(31,610)
Accumulated other comprehensive loss	(116)	(205)

Total stockholders’ equity	13,684	7,207
Total liabilities and stockholders’ equity	$208,604	$126,748

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest income:
Loans	$1,723	$1,140	$4,697	$3,328
Debt securities	41	63	136	184
Other	7	58	67	184

Total interest income	1,771	1,261	4,900	3,696

Interest expense:
Deposits	290	408	1,047	1,057
Borrowings	96	130	322	415

Total interest expense	386	538	1,369	1,472

Net interest income	1,385	723	3,531	2,224

Provision for loan losses	524	45	1,236	45

Net interest income after provision for loan losses	861	678	2,295	2,179

Noninterest income:
Service charges and fees	1	4	52	11
Other	63	25	118	142

Total noninterest income	64	29	170	153

Noninterest expenses:
Salaries and employee benefits	582	492	1,616	1,522
Professional fees	121	114	368	341
Occupancy and equipment	146	119	435	366
Data processing	132	141	381	394
Insurance	21	24	66	66
Regulatory assessment	59	18	129	40
Other	360	79	621	511

Total noninterest expenses	1,421	987	3,616	3,240

Net loss before income tax benefit	(496)	(280)	(1,151)	(908)

Income tax benefit	—	—	—	(52)

Net loss	$(496)	$(280)	$(1,151)	$(856)

Net loss per share - Basic and diluted	$(0.17)	$(.15)	$(0.39)	$(.45)

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net loss	$(496)	$(280)	$(1,151)	$(856)

Other comprehensive income:
Change in unrealized gain on debt securities-
Unrealized (loss) gain arising during the year	(30)	5	36	80

Amortization of unrealized loss on debt securities transferred to held-to-maturity	35	28	83	67

Other comprehensive income before income tax expense	5	33	119	147

Deferred income tax expense on above change	(2)	(8)	(30)	(37)

Total other comprehensive income	3	25	89	110

Comprehensive loss	$(493)	$(255)	$(1,062)	$(746)

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2020 and 2019

(Dollars in thousands)

	Preferred Stock						Additional		Accumulated Other
	Series A		Series B		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2018	-	$-	-	$-	$1,858,020	$18	$36,128	$(30,510)	$(330)	$5,306

Net loss (unaudited)	-	-	-	-	-	-	-	(146)	-	(146)

Net change in unrealized loss on securities available for sale, net of income taxes (unaudited)	-	-	-	-	-	-	-	-	3	3

Amortization of unrealized loss on debt securities transferred to held-to-maturity, net of income taxes (unaudited)	-	-	-	-	-	-	-	-	14	14

Balance at March 31, 2019 (unaudited)	-	$-	-	$-	$1,858,020	$18	$36,128	$(30,656)	$(313)	$5,177

Common stock issued and reclassified from other liabilities (unaudited)	-	-	-	-	11,250	-	28	-	-	28

Common stock issued as compensation to directors (unaudited)	-	-	-	-	58,309	1	200	-	-	201

Net loss (unaudited)	-	-	-	-	-	-	-	(430)	-	(430)

Net change in unrealized loss on securities available for sale, net of income taxes (unaudited)	-	-	-	-	-	-	-	-	53	53

Amortization of unrealized loss on debt securities transferred to held-to-maturity (unaudited)	-	-	-	-	-	-	-	-	15	15

Balance at June 30, 2019 (unaudited)	-	$-	-	$-	1,927,579	$19	$36,356	$(31,086)	$(245)	$5,044

Common stock issued and reclassified from other liabilities (unaudited)	-	-	-	-	1,197	-	3	-	-	3

Net loss (unaudited)	-	-	-	-	-	-	-	(280)	-	(280)

Net change in unrealized loss on securities available for sale, net of income taxes (unaudited)	-	-	-	-	-	-	-	-	4	4

Amortization of unrealized loss on securities transferred to held to maturity (unaudited)	-	-	-	-	-	-	-	-	21	21

Balance at September 30, 2019 (unaudited)	-	-	-	-	1,928,776	$19	$36,359	$(31,366)	$(220)	$4,792

Balance at December 31, 2019	-	$-	-	$-	2,853,171	$28	$38,994	$(31,610)	$(205)	$7,207

Proceeds from the sale of common stock (unaudited)	-	-	-	-	98,182	1	538	-	-	539

Net loss (unaudited)	-	-	-	-	-	-	-	(308)	-	(308)

Net change in unrealized gain on debt securities available for sale, net of income taxes (unaudited)	-	-	-	-	-	-	-	-	35	35

Amortization of unrealized loss on debt securities transferred to held-to-maturity, net of income taxes (unaudited)	-	-	-	-	-	-	-	-	18	18

Balance at March 31, 2020 (unaudited)	-	$-	-	$-	2,951,353	$29	$39,532	$(31,918)	$(152)	$7,491

Proceeds from the sale of preferred stock (unaudited)	-	-	100	-	-	-	2,500	-	-	2,500

Net loss (unaudited)	-	-	-	-	-	-	-	(347)	-	(347)

Net change in unrealized gain on debt securities available for sale, net of income taxes (unaudited)	-	-	-	-	-	-	-	-	15	15

Amortization of unrealized loss on debt securities transferred to held-to-maturity, net of income taxes (unaudited)	-	-	-	-	-	-	-	-	18	18

Balance at June 30, 2020 (unaudited)	-	$-	100	$-	2,951,353	$29	$42,032	$(32,265)	$(119)	$9,677

Proceeds from the sale of preferred stock (unaudited)	-	-	180	-	-	-	4,500	-	-	4,500

Net loss (unaudited)	-	-	-	-	-	-	-	(496)	-	(496)

Net change in unrealized gain on debt securities available for sale, net of income taxes (unaudited)	-	-	-	-	-	-	-	-	(23)	(23)

Amortization of unrealized loss on debt securities transferred to held-to-maturity, net of income taxes (unaudited)	-	-	-	-	-	-	-	-	26	26

Balance at September 30, 2020 (unaudited)	-	$-	280	$-	2,951,353	$29	$46,532	$(32,761)	$(116)	$13,684

See accompanying notes to condensed consolidated financial statements

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,151)	$(856)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan losses	1,236	45
Depreciation and amortization	132	132
Stock-based compensation	200	201
Net amortization of fees, premiums and discounts	(27)	153
Increase in accrued interest receivable	(1,112)	(40)
Amortization of right-of-use operating lease assets	113	52
Net decrease in operating lease liabilities	(103)	(49)
Increase in other assets	(270)	(614)
Decrease in official checks and other liabilities	(1,063)	(117)
Net cash used in operating activities	(2,045)	(1,093)

Cash flows from investing activities:
Purchase of debt securities available for sale	(3,638)	(4,153)
Principal repayments of debt securities available for sale	1,585	676
Principal repayments of debt securities held-to-maturity	1,276	977
Net increase in loans	(44,109)	(14,990)
Purchases of premises and equipment	(165)	(217)
(Purchase) redemption of FHLB stock	(450)	490

Net cash used in investing activities	(45,501)	(17,217)

Cash flows from financing activities:
Net increase in deposits	66,344	30,887
Net decrease in federal funds purchased	—	(560)
Net increase (decrease) in Federal Home Loan Bank advances	10,000	(11,600)
Proceeds from sale of common stock	539	—
Proceeds from sale of preferred stock	7,000	—

Net cash provided by financing activities	83,883	18,727

Net increase in cash and cash equivalents	36,337	417

Cash and cash equivalents at beginning of the period	8,934	7,983

Cash and cash equivalents at end of the period	$45,271	$8,400

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,354	$1,249

Income taxes	$—	$—

Noncash transaction -
Change in accumulated other comprehensive loss, net change in unrealized gain on debt securities available for sale, net of income taxes	$89	$110

Amortization of unrealized loss on debt securities transferred to held-to-maturity	$83	$67

Common stock issued and reclassified from other liabilities	$—	$31

Right-of use lease assets obtained in exchange for operating lease liabilities	$—	$1,144

Transfer of loan to foreclosed real estate	$681	$—

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

Basis of Presentation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2020, the results of operations for the three and nine month periods ended September 30, 2020 and 2019, and the results of cash flows for the nine month periods ended September 30, 2020 and 2019. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2020, are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 25, 2020.

Subsequent Events. The Company has evaluated subsequent events through November 12, 2020, which is the date the condensed consolidated financial statements were issued, determining no additional events required disclosure.

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

In May 2018, Preferred Shares, LLC (the “Purchaser”) acquired all 5,000 of the Trust Preferred Securities from a third party. The Purchaser is an affiliate of a director of the Company. The Purchaser has subsequently sold and/or transferred 2,575 of the Trust Preferred Securities to unaffiliated third parties.

During 2019 and 2018, the Company issued 1,226,173 shares of the Company’s common stock in exchange for 2,575 Trust Preferred Securities. For accounting purposes, the Trust Preferred Securities acquired by the Company were deemed to be cancelled. As a result, the Company cancelled $2,575,000 in principal amount of the Trust Preferred Securities, together with accrued interest of $974,000, and increased its stockholders’ equity by the same amount. The remaining principal owed by the Company in connection with the Junior Subordinated Debenture was $2,580,000 at September 30, 2020 and December 31, 2019, respectively. The Company has been in default under the Junior Subordinated Debenture due to the failure to pay interest since 2015. In September 2020, the Company paid approximately $1.1 million to the holders of the outstanding Trust Preferred Securities, which represented all accrued interest owed under the Junior Subordinated Debenture attributable to the Trust Preferred Securities that had not been cancelled. The accrued interest owed by the Company associated with the Junior Subordinated Debenture was $0 and $995,000 at September 30, 2020 and December 31, 2019 respectively. The accrued interest at December 31, 2019 is presented on the accompanying condensed consolidated balance sheet under the caption “Other liabilities”.

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

Accumulated other comprehensive loss consists of the following (in thousands):

	September 30,	December 31,
	2020	2019

Unrealized gain on debt securities available for sale	$47	$11
Unamortized portion of unrealized loss related to debt securities available for sale transferred to securities held-to-maturity	(201)	(284)
Income tax benefit	38	68

	$(116)	$(205)

Income Taxes. The Company assessed its earnings history and trends and estimates of future earnings, and determined that the deferred tax asset could not be realized as of September 30, 2020. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2)	Debt Securities. Debt Securities have been classified according to management’s intent. The carrying amount of debt securities and approximate fair values are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

At September 30, 2020:
Held-to-maturity:
Collateralized mortgage obligations	$3,208	$168	$—	$3,376
Mortgage-backed securities	1,363	55	—	1,418
Total	$4,571	$223	$-	$4,794
Available for sale:
SBA Pool Securities	$1,364	$—	$(43)	$1,321
Collateralized mortgage obligations	582	35	—	617
Mortgage-backed securities	5,467	55	—	5,522
Total	$7,413	$90	$(43)	$7,460
At December 31, 2019:
Held-to-maturity:
Collateralized mortgage obligations	$4,218	$129	—	$4,347
Mortgage-backed securities	1,588	51	—	1,639
Total	$5,806	$180	—	$5,986
Available for sale:
SBA Pool Securities	$1,734	$—	$(52)	$1,682
Collateralized mortgage obligations	998	18	—	1,016
Mortgage-backed securities	2,666	45	—	2,711
Total	$5,398	$63	$(52)	$5,409

There were no sales of debt securities during the three and nine months ended September 30, 2020 and 2019.

Debt Securities available for sale with gross unrealized losses, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position, is as follows (in thousands):

	Over Twelve		Less Than Twelve
	Months		Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
At September 30, 2020-
Available for Sale -
SBA Pool securities	$43	$1,321	$—	$—

At December 31, 2019-
Available for Sale -
SBA Pool Securities	$52	$1,682	$—	$—

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

At September 30, 2020 and December 31, 2019, the unrealized losses on six debt securities, were caused by market conditions. It is expected that the debt securities would not be settled at a price less than the book value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans. The components of loans are as follows (in thousands):

	At	At
	September 30, 2020	December 31, 2019

Residential real estate	$32,094	$28,266
Multi-family real estate	16,052	8,396
Commercial real estate	67,060	55,652
Land and construction	4,332	2,496
Commercial	22,611	4,476
Consumer	5,080	4,903

Total loans	147,229	104,189

Net deferred (loan fees), costs and premiums	(552)	53
Allowance for loan losses	(2,145)	(2,009)

Loans, net	$144,532	$102,233

An analysis of the change in the allowance for loan losses follows (in thousands):

	Residential Real	Multi- Family Real	Commercial	Land and
	Estate	Estate	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
Three Months Ended September 30, 2020:

Beginning balance	$717	$153	$888	$50	$620	$236	$—	$2,664
Provision (credit) for loan losses	85	75	84	(5)	292	(7)	—	524
Charge-offs	(259)	—	—	—	(775)	(17)	—	(1,051)
Recoveries	1	—	—	6	—	1	—	8

Ending balance	$544	$228	$972	$51	$137	$213	$—	$2,145

Three Months Ended September 30, 2019:
Beginning balance	$537	$41	$658	$7	$558	$11	$241	$2,053
Provision (credit) for loan losses	(5)	—	87	7	32	165	(241)	45
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	6	—	—	—	6

Ending balance	$532	$41	$745	$20	$590	$176	$—	$2,104

Nine Months Ended September 30, 2020:

Beginning balance	$531	$82	$624	$21	$573	$152	$26	$2,009
Provision (credit) for loan losses	264	146	348	12	339	153	(26)	1,236
Charge-offs	(259)	—	—	—	(775)	(94)	—	(1,128)
Recoveries	8	—	—	18	—	2	—	28

Ending balance	$544	$228	$972	$51	$137	$213	$-	$2,145

Nine Months Ended September 30, 2019:

Beginning balance	$544	$88	$545	$37	$850	$25	$154	$2,243
(Credit) provision for loan losses	(12)	(47)	395	(35)	(260)	158	(154)	45
Charge-offs	—	—	(195)	—	—	(7)	—	(202)
Recoveries	—	—	—	18	—	—	—	18

Ending balance	$532	$41	$745	$20	$590	$176	$—	$2,104

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Residential Real Estate	Multi- Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Unallocated	Total
At September 30, 2020:
Individually evaluated for impairment:
Recorded investment	$—	$—	$2,193	$—	$—	$—	$—	$2,193
Balance in allowance for loan losses	$—	$—	$—	$—	$—	$—	$—	$—

Collectively evaluated for impairment:
Recorded investment	$32,094	$16,052	$64,867	$4,332	$22,611	$5,080	$—	$145,036
Balance in allowance for loan losses	$544	$228	$972	$51	$137	$213	$—	$2,145

At December 31, 2019:
Individually evaluated for impairment:
Recorded investment	$944	$—	$2,206	$—	$812	$—	$—	$3,962
Balance in allowance for loan losses	$258	$—	$—	$—	$531	$—	$—	$789

Collectively evaluated for impairment:
Recorded investment	$27,322	$8,396	$53,446	$2,496	$3,664	$4,903	$—	$100,227
Balance in allowance for loan losses	$273	$82	$624	$21	$42	$152	$26	$1,220

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

Residential Real Estate, Multi-Family Real Estate, Commercial Real Estate, Land and Construction. Residential real estate loans are underwritten based on repayment capacity and source, value of the underlying property, credit history and stability. The Company offers first and second one-to-four family mortgage loans; the collateral for these loans is generally the borrower’s owner-occupied residences. Although these types of loans present lower levels of risk than commercial real estate loans, risks do still exist because of possible fluctuations in the value of the real estate collateral securing the loan, as well as changes in the borrowers’ financial condition. Multi-family and commercial real estate loans are secured by the subject property and are underwritten based upon standards set forth in the policies approved by the Board. Such standards include, among other factors, loan to value limits, cash flow coverage and general creditworthiness of the obligors. Construction loans to borrowers finance the construction of owner occupied and leased properties. These loans are categorized as construction loans during the construction period, later converting to commercial or residential real estate loans after the construction is complete and amortization of the loan begins. Real estate development and construction loans are approved based on an analysis of the borrower and guarantor, the viability of the project and on an acceptable percentage of the appraised value of the property securing the loan. Real estate development and construction loan funds are disbursed periodically based on the percentage of construction completed. The Company carefully monitors these loans with on-site inspections and requires the receipt of lien waivers on funds advanced. Development and construction loans are typically secured by the properties under development or construction, and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely on the value of the underlying property, the Company considers the market conditions and feasibility of proposed projects, the financial condition and reputation of the borrower and guarantors, the amount of the borrower’s equity in the project, independent appraisals, cost estimates and pre-construction sales information. The Company also makes loans on occasion for the purchase of land for future development by the borrower. Land loans are extended for future development for either commercial or residential use by the borrower. The Company carefully analyzes the intended use of the property and the viability thereof.

Commercial. Commercial business loans and lines of credit consist of loans to small- and medium-sized companies in the Company’s market area. Commercial loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture. Primarily all of the Company’s commercial loans are secured loans, along with a small amount of unsecured loans. The Company’s underwriting analysis consists of a review of the financial statements of the borrower, the borrowing history of the borrower, the debt service capabilities of the borrower, the projected cash flows of the business, the value of the collateral, if any, and whether the loan is guaranteed by the principals of the borrower. These loans are generally secured by accounts receivable, inventory and equipment. Commercial loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business, which makes them of higher risk than residential loans and the collateral securing loans may be difficult to appraise and may fluctuate in value based on the success of the business. The Company seeks to minimize these risks through its underwriting standards. Commercial loans also consist of Paycheck Protection Program (“PPP”) loans which are fully guaranteed by the federal government.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued. The following summarizes the loan credit quality (in thousands):

	Pass	OLEM (Other Loans Especially Mentioned)	Sub- standard	Doubtful	Loss	Total
At September 30, 2020:
Residential real estate	$32,094	$—	$—	$—	$—	$32,094
Multi-family real estate	16,052	—	—	—	—	16,052
Commercial real estate	63,055	1,812	2,193	—	—	67,060
Land and construction	2,716	1,616	—	—	—	4,332
Commercial	22,073	538	—	—	—	22,611
Consumer	5,053	—	27	—	—	5,080

Total	$141,043	$3,966	$2,220	$—	$—	$147,229
				—	—
At December 31, 2019:				—	—
Residential real estate	$27,322	$—	$944	$—	$—	$28,266
Multi-family real estate	8,396	—	—	—	—	8,396
Commercial real estate	53,011	435	2,206	—	—	55,652
Land and construction	1,261	1,235	—	—	—	2,496
Commercial	3,027	637	812	—	—	4,476
Consumer	4,903	—	—	—	—	4,903

Total	$97,920	$2,307	$3,962	$—	$—	$104,189

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued. Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At September 30, 2020:
Residential real estate	$—	$—	$—	$—	$32,094	$—	$32,094
Multi-family real estate	—	—	—	—	16,052	—	16,052
Commercial real estate	—	—	—	—	67,060	—	67,060
Land and construction	—	—	—	—	4,332	—	4,332
Commercial	—	—	—	—	22,611	—	22,611
Consumer	14	13	—	27	5,053	—	5,080

Total	$14	$13	$—	$27	$147,202	$—	$147,229

At December 31, 2019:
Residential real estate	$944	$—	$—	$944	$27,322	$—	$28,266
Multi-family real estate	—	—	—	—	8,396	—	8,396
Commercial real estate	—	—	—	—	55,652	—	55,652
Land and construction	1,235	—	—	1,235	1,261	—	2,496
Commercial	—	—	—	—	3,664	812	4,476
Consumer	—	—	—	—	4,903	—	4,903

Total	$2,179	$—	$—	$2,179	$101,198	$812	$104,189

The following summarizes the amount of impaired loans (in thousands):

	At September 30, 2020			At December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded-
Commercial real estate	$2,193	$2,193	$—	$2,206	$2,206	—
With related allowance recorded:
Residential real estate	—	—	—	944	944	258
Commercial	—	—	—	812	812	531
Total:
Residential real estate	$—	$—	$—	$944	944	258
Commercial real estate	$2,193	$2,193	$—	$2,206	2,206	—
Commercial	$—	$—	$—	$812	$812	$531
Total	$2,193	$2,193	$—	$3,962	$3,962	$789

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued. The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Three Months Ended September 30,
	2020			2019
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received

Residential real estate	$626	$—	$—	$950	$19	$19
Commercial real estate	$2,193	$26	$—	$2,280	$27	$27
Commercial	$270	$—	$—	$812	$—	$—
Total	$3,089	$26	$—	$4,042	$46	$46

	Nine Months Ended September 30,
	2020			2019
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received

Residential real estate	$846	$18	$11	$950	$56	$56
Commercial real estate	$2,194	$78	$60	$2,808	$88	$86
Commercial	$649	$—	$18	$1,327	43	$39
Total	$3,689	$96	$89	$5,085	$187	$181

No loans have been determined to be troubled debt restructurings (TDR’s) during the three and nine month periods ended September 30, 2020 or 2019. At September 30, 2020 and 2019, there were no loans modified and entered into TDR’s within the past twelve months, that subsequently defaulted during the three and nine month periods ended September 30, 2020 or 2019.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(4)	Loss Per Share. Basic loss per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. In 2020 and 2019, basic and diluted loss per share are the same due to the net loss incurred by the Company. Loss per common share have been computed based on the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Weighted-average number of common shares outstanding used to calculate basic and diluted loss per common share	2,951,353	1,928,269	2,920,961	1,889,592

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(5)	Stock-Based Compensation

The Company is authorized to grant stock options, stock grants and other forms of equity-based compensation under its 2018 Equity Incentive Plan (the “2018 Plan”). The plan has been approved by the shareholders. The Company is currently authorized to issue up to 550,000 shares of common stock under the 2018 Plan, due to an amendment to increase the number of authorized shares from 250,000 to 550,000 that was approved by shareholders in August 2020. At September 30, 2020, 318,184 shares remain available for grant.

During the second quarter of 2019, the Company recorded compensation expense of $201,000 with respect to 58,309 shares issued to a director for services performed.

During the third quarter of 2020, the Company agreed to issue 74,626 shares to this director for services performed and recorded compensation expense of $200,000. The director has not yet taken delivery of the shares. As such, at September 30, 2020, the $200,000 is presented on the accompanying condensed consolidated balance sheet under the caption “other liabilities”.

(6)	Fair Value Measurements. Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan. There were no impaired collateral-dependent loans at September 30, 2020. Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis were as follows as December 31, 2019 (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations For the year ended ended December 31, 2019
At December 31, 2019—
Residential real estate	$686	$—	$—	$686	$258	$—

Foreclosed real estate is recorded at fair value less selling costs. Foreclosed real estate which is measured at fair value on a nonrecurring basis is as follows (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations For the Nine months ended September 30, 2020
At September 30, 2020—
Foreclosed real estate	$681	$—	$—	$681	$—	$—

Debt securities available for sale measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements Using
		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

At September 30, 2020:
SBA Pool Securities	$1,321	$—	$1,321	$—
Collateralized mortgage obligations	617	—	617	—
Mortgage-backed securities	5,522	—	5,522	—
	$7,460	—	7,460	—

At December 31, 2019:
SBA Pool Securities	$1,682	$—	$1,682	$—
Collateralized mortgage obligations	1,016	—	1,016	—
Mortgage-backed securities	2,711	—	2,711	—
Total	$5,409	—	$5,409	$—

During the three and nine month periods ended September 30, 2020 and 2019, no debt securities were transferred in or out of Levels 1, 2 or 3.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(7)	Fair Value of Financial Instruments. The estimated fair values and fair value measurement method with respect to the Company’s financial instruments were as follows (in thousands):

	At September 30, 2020				At December 31, 2019
	Carrying Amount	Fair Value		Level	Carrying Amount	Fair Value		Level
Financial assets:
Cash and cash equivalents	$45,271	$45,271		1	$8,934	$8,934		1
Debt securities available for sale	7,460	7,460		2	5,409	5,409		2
Debt securities held-to-maturity	4,571	4,794		2	5,806	5,986		2
Loans	144,532	144,641		3	102,233	102,060		3
Federal Home Loan Bank stock	1,092	1,092		3	642	642		3
Accrued interest receivable	1,544	1,544		3	432	432		3

Financial liabilities:
Deposit liabilities	167,716	168,003		3	101,372	101,256		3
Federal Home Loan Bank advances	23,000	23,311		3	13,000	13,137		3
Junior subordinated debenture	2,580	N/A	(1)	N/A	2,580	N/A	(1)	N/A
Off-balance sheet financial instruments	—	—		3	—	—		3

(1)	The Company is unable to determine value based on significant unobservable inputs required in the calculation. Refer to Note 1 for further information.

(8)	Off- Balance Sheet Financial Instruments. The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit, unused lines of credit, and standby letters of credit and may involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the condensed consolidated balance sheet. The contract amounts of these instruments reflect the extent of involvement the Company has in these financial instruments.

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

Commitments to extend credit, unused lines of credit, and standby letters of credit typically result in loans with a market interest rate when funded. A summary of the contractual amounts of the Company’s financial instruments with off-balance-sheet risk at September 30, 2020 follows (in thousands):

Commitments to extend credit	$4,091

Unused lines of credit	$5,332

Standby letters of credit	$4,550

(9)	Regulatory Matters. The Bank is subject to various regulatory capital requirements administered by the bank regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The Bank, is subject to the Basel III capital level threshold requirements under the Prompt Corrective Action regulations with full compliance phased in over a multi-year schedule. These new regulations were designed to ensure that banks maintain strong capital positions even in the event of severe economic downturns or unforeseen losses.

Regulatory banking agencies issued final rules on October 29, 2019 that provide simplified capital measures, including a simplified measure of capital adequacy for qualifying community banking organizations consistent with section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act. Qualifying community banking organizations with less than $10 billion of assets that comply with, and elect to use, the community bank leverage ratio (“CBLR”) and that maintain a CBLR greater than 8% in 2020 would be considered to be “well-capitalized” and would no longer be subject to the other generally applicable capital rules. The CBLR would be used and applied for purposes of compliance with the Federal Banking Agencies ‘prompt corrective action rules, and Federal Reserve Regulation O and W compliance, as well as in calculating FDIC deposit insurance assessments. The CBLR, among other proposals, reflects the regulatory banking agencies’ focus on appropriately tailoring capital requirements to an institution’s size, complexity and risk profile. The CBLR was first available for banking organizations to use in their March 31, 2020 Call Report. Non-advanced approaches banking organizations will also be able to take advantage of simpler regulatory capital requirements for mortgage servicing assets, certain deferred tax assets arising from temporary differences and investments in unconsolidated financial institutions. As of September 30, 2020, the Company has determined to opt in to adopting the new CBLR.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(9)	Regulatory Matters, Continued. The following table shows the Bank’s capital amounts and ratios and regulatory thresholds at September 30, 2020 and December 31, 2019 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
As of September 30, 2020—
Tier I Capital to Total Assets	16,175	8.70%	$7,434	4.00%	$9,292	5.00%

As of December 31, 2019:
Total Capital to Risk-Weighted Assets	$12,212	12.03%	$8,124	8.00%	$10,154	10.00%
Tier I Capital to Risk-Weighted Assets	10,934	10.77	6,093	6.00%	8,124	8.00%
Common equity Tier I capital to Risk-Weighted Assets	10,934	10.77	4,569	4.50%	6,600	6.50%
Tier I Capital to Total Assets	10,934	8.73	5,010	4.00%	6,263	5.00%

(10)

Preferred Stock

During 2020, the Company issued 280 shares of Series B Participating Preferred Stock (the “Series B Preferred Stock”) to a related party at a cash price of $25,000 per share, or an aggregate of $7,000,000. The related party is a significant common stockholder. The Preferred Stock has no par value. Except in the case of liquidation, if the Company declares or pays a dividend or distribution on the common stock, the Company shall simultaneously declare and pay a dividend on the Series B Preferred Stock on a pro rata basis with the common stock determined on an as-converted basis assuming all Shares of Series B Preferred Stock had been converted immediately prior to the record date of the applicable dividend. The Preferred Stock is convertible into 2,800,000 shares of common stock, at the option of the Company, subject to the prior fulfilment of the following conditions: (i) such conversion shall have been by approved by the holders of a majority of the outstanding common stock of the Company; and (ii) such conversion shall not result in any holder of the Series B Preferred Stock and any persons with whom the holder may be acting in concert, becoming beneficial owners of more than 9.9% of the outstanding shares of the common stock. The number of shares issuable upon conversion is subject to adjustment based on the terms of the amended Certificate of Designation in the Amendment to the Company’s Articles of Incorporation filed on September 29, 2020 (the “Certificate of Designation”) The Preferred Stock has preferential liquidation rights over common stockholders and holders of junior securities. The liquidation price is the greater of $25,000 per share of preferred stock or such amount per share of preferred stock that would have been payable had all shares of the preferred stock been converted into common stock per the terms of the Certificate of Designation immediately prior to a liquidation. The Preferred Stock generally has no voting rights except as provided in the Certificate of Designation.

(11)	Contingency

The Coronavirus global pandemic (“COVID-19”) has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets and significantly increased unemployment levels. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, the duration of the pandemic, and actions taken by governmental authorities to slow the spread of the disease or to mitigate its effects.

The Company took action to prepare its employees, support its clients, and help its communities. The Company has supported small business owners by making loans through the Small Business Administration Paycheck Protection Program (“PPP”). As of September 30, 2020, the Bank had originated 204 PPP loans for a total dollar amount of $19.2 million. These loans are 100% guaranteed by the Small Business Administration (the “SBA”). The Company has the option to fund PPP loans through the Federal Reserve Bank’s Paycheck Protection Program Liquidity Facility (the “PPPLF”). Loans pledged to secure PPPLF advances will be excluded from the calculations of the Bank’s regulatory capital ratios. At September 30, 2020, there were no outstanding borrowings under the PPPLF.

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

Capital Levels

As of September 30, 2020, the Bank is well capitalized under regulatory guidelines. The capital of the Bank was substantially increased in 2020 through capital contributions made by the Company to the Bank with the net proceeds from the sale of $7,000,000 in Series B Preferred Stock. See Note 10 to the financial statements.

See Note 9 to the financial statements for a discussion of regulatory matters and the Bank’s actual and required minimum capital ratios.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition at September 30, 2020 and December 31, 2019

Overview

The Company’s total assets increased by approximately $81.8 million to $208.6 million at September 30, 2020, from $126.8 million at December 31, 2019, primarily due to an increase in loans, and cash and cash equivalents corresponding to an increase in deposits, and FHLB advances. Total stockholders’ equity increased by approximately $6.5 million to $13.7 million at September 30, 2020, from $7.2 million at December 31, 2019, primarily due to proceeds from the sale of preferred and common stock which more than offset the net loss for the nine-month period ended September 30, 2020.

The following table shows selected information for the periods ended or at the dates indicated:

	Nine Month Period
	Ended	Year Ended
	September 30, 2020	December 31, 2019

Average equity as a percentage of average assets	5.2%	4.6%

Equity to total assets at end of period	6.6%	5.7%

Return on average assets (1)	(1.0)%	(1.0)%

Return on average equity (1)	(18.4)%	(21.3)%

Noninterest expenses to average assets (1)	3.02%	4.0%

(1) Annualized for the nine month period ended September 30, 2020.

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

The Company increased deposits by $66.3 million during the nine month period ended September 30, 2020. The proceeds were primarily used to originate new loans.

In addition to obtaining funds from depositors, the Company may borrow funds from other financial institutions. At September 30, 2020, the Company had outstanding borrowings of $23 million, against its $65 million in established borrowing capacity with the FHLB. The Company’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. At September 30, 2020, the Company also had lines of credit amounting to $9.5 million with four correspondent banks and a discount window credit line with the Federal Reserve Bank amounting to $430.000. Disbursements on the lines of credit are subject to the approval of the correspondent banks. We measure and monitor our liquidity daily and believe our liquidity sources are adequate to meet our operating needs.

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

	Three Months Ended September 30,
	2020			2019
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans	$142,138	$1,723	4.85%	$86,895	$1,140	5.25%
Securities	9,092	41	1.80%	12,508	63	2.01%
Other (1)	18,928	7	0.15%	9,768	58	2.38%

Total interest-earning assets/interest income	170,158	1,771	4.16%	109,171	1,261	4.62%

Cash and due from banks	14,480			2,106
Premises and equipment	1,439			2,927
Other	1,312			(411)

Total assets	$187,389			$113,793

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$89,383	168	0.75%	$46,789	222	1.90%
Time deposits	28,583	122	1.71%	31,055	186	2.40%
Borrowings (2)	26,758	96	1.44%	18,155	130	2.86%

Total interest-bearing liabilities/interest expense	144,724	386	1.07%	95,999	538	2.24%

Noninterest-bearing demand deposits	29,970			10,733
Other liabilities	2,367			2,149
Stockholders’ equity	10,328			4,912

Total liabilities and stockholders’ equity	$187,389			$113,793

Net interest income		$1,385			$723

Interest rate spread (3)			3.09%			2.38%

Net interest margin (4)			3.26%			2.65%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.18%			1.14%

(1)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and the junior subordinated debenture.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.
(5)	Annualized.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Nine Months Ended September 30,
	2020			2019
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans	$125,090	$4,697	5.01%	$83,271	$3,328	5.33%
Securities	10,016	136	1.81%	11,384	184	2.16%
Other (1)	14,526	67	0.61%	9,835	184	2.49%

Total interest-earning assets/interest income	149,632	4,900	4.37%	104,490	3,696	4.72%

Cash and due from banks	7,748			2,161
Premises and equipment	1,423			2,879
Other	1,043			(826)

Total assets	$159,846			$108,704

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$72,348	607	1.12%	$41,826	567	1.81%
Time deposits	30,466	440	1.93%	29,144	490	2.24%
Borrowings (2)	24,990	322	1.72%	19,276	415	2.87%

Total interest-bearing liabilities/interest expense	127,804	1,369	1.43%	90,246	1,472	2.17%

Noninterest-bearing demand deposits	21,255			11,155
Other liabilities	2,447			2,246
Stockholders’ equity	8,340			5,051

Total liabilities and stockholders’ equity	$159,846			$108,698

Net interest income		$3,531			$2,224

Interest rate spread (3)			2.94%			2.55%

Net interest margin (4)			3.15%			2.84%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.17%			1.16%

(1)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and the junior subordinated debenture.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.
(5)	Annualized.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of the Three-Month Periods Ended September 30, 2020 and 2019:

	Three Months Ended		Increase /
	September 30,		(Decrease)
(dollars in thousands)	2020	2019	Amount	Percentage
Total interest income	$1,771	$1,261	$510	40%
Total interest expense	386	538	(152)	(28)%
Net interest income	1,385	723	662	92%
Provision for loan losses	524	45	479	1064%
Net interest income after provision for loan losses	861	678	183	27%
Total noninterest income	64	29	35	121%
Total noninterest expenses	1,421	987	434	44%
Net loss before income tax benefit	(496)	(280)	(216)	77%
Income tax benefit	-	-	-	-
Net Loss	$(496)	$(280)	(216)	77%
Net loss per share - Basic and diluted	$(0.17)	$(.15)

Net Loss. The Company had a net loss of ($496,000) for the three month period ended September 30, 2020 compared to a net loss of ($280,000) for the three month period ended September 30, 2019. The Company recorded provision for loan losses amounting to $524,000 during the three month period ended September 30, 2020, which was largely due to the economic environment associated with the COVID-19 pandemic. The Company recorded provision for loan losses amounting to $45,000 during the three month period ended September 30, 2019. Excluding the provision for loan losses, the Company would have had net earnings of $28,000 for the three month period ended September 30, 2020 and a net loss of ($235,000) for the three month period ended September 30, 2019. Excluding the provision for loan losses, net loss decreased $263,000 for the three month period ended September 30, 2020 as compared to the three month period ended September 30, 2019.

Interest Income. Interest income increased $510,000 for the three month period ended September 30, 2020 compared to the three month period ended September 30, 2019 primarily due to growth in the loan portfolio.

Interest Expense. Interest expense decreased $152,000 to $386,000 for the three month period ended September 30, 2020 compared to the prior period. Decrease in interest expense is due to a reduction in the rates paid on deposits and borrowings offset by volume increases in deposits and borrowings.

Provision for Loan Losses. Provision for loan losses amounted to $524,000 for the three month period ended September 30, 2020. The Company recorded provision for losses amounting to $45,000 during the three month period ended September 30, 2019. The provision for loan losses is charged to operations in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio at September 30, 2020 and 2019. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $2.1 million or 1.46% of loans outstanding at September 30, 2020, compared to $2.0 million or 1.93% of loans outstanding at December 31, 2019. The provision for loan losses during the third quarter of 2020 was primarily due to the increase in the loan portfolio, and an evaluation of the other factors noted above.

Noninterest Income. Total noninterest income increased to $64,000 for the three month period ended September 30, 2020, from $29,000 for the three month period ended September 30, 2019. The increase is primarily related to services charges and fees.

Noninterest Expenses. Total noninterest expenses increased to $1,421,000 for the three month period ended September 30, 2020 compared to $987,000 for the three month period ended September 30, 2019 primarily due to an increase in salaries and employee benefits and stock-based compensation to a director included in other noninterest expense.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of the Nine-Month Periods Ended September 30, 2020 and 2019:

	Nine Months Ended		Increase /
	September 30,		(Decrease)
(dollars in thousands)	2020	2019	Amount	Percentage
Total interest income	$4,900	$3,696	$1,204	33%
Total interest expense	1,369	1,472	(103)	(7)%
Net interest income	3,531	2,224	1,307	59%
Provision for loan losses	1,236	45	1,191	2647%
Net interest income after provision for loan losses	2,295	2,179	116	5%
Total noninterest income	170	153	17	11%
Total noninterest expenses	3,616	3,240	376	12%
Net loss before income tax benefit	(1,151)	(908)	(243)	27%
Income tax benefit	-	(52)	52	(100)%
Net Loss	$(1,151)	$(856)	(295)	34%
Net loss per share - Basic and diluted	$(0.39)	$(.45)

Net Loss.  The Company had a net loss of $1.2 million for the nine month period ended September 30, 2020 compared to a net loss of ($856,000) for the nine month period ended September 30, 2019. The Company recorded provision for loan losses amounting to $1.2 million during the nine month period ended September 30, 2020, which was largely due to the economic environment associated with the COVID-19 pandemic. The Company recorded provision for loan losses amounting to $45,000 during the nine month period ended September 30, 2019. Excluding the provision for loan losses, the Company would have had net earnings of $85,000 for the nine month period ended September 30, 2020 and a net loss of ($811,000) for the nine month period ended September 30, 2019. Excluding the provision for loan losses, net loss decreased $896,000 for the nine month period ended September 30, 2020 compared to the nine month period ended September 30, 2019.

Interest Income. Interest income increased to $4.9 million for the nine month period ended September 30, 2020 from $3.7 million for the nine month period ended September 30, 2019, primarily due to an increase in loan volume.

Interest Expense. Interest expense on deposits and borrowings decreased $103,000 to $1,369,000 for the nine month period ended September 30, 2020 compared to the prior period. The decrease in interest expense was caused by a reduction in interest rates paid on deposits and borrowings offset by volume increases in deposits and borrowings.

Provision for Loan Losses. The provision for losses during the nine month period ended September 30, 2020 amounted to $1.2 million. The provision for loan losses is charged to operations in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio at September 30, 2020 and 2019. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $2.1 million or 1.46% of loans outstanding at September 30, 2020, as compared to $2.0 million or 1.93% of loans outstanding at December 31, 2019.

Noninterest Income. Total noninterest income increased to $170,000 for the nine month period ended September 30, 2020, from $153,000 for the nine month period ended September 30, 2019. The increase is primarily related to services charges and fees.

Noninterest Expenses. Total noninterest expenses increased $376,000 to $3.6 million for the nine month period ended September 30, 2020 compared to $3.2 million for the nine month period ended September 30, 2019 primarily due to an increase in salaries and employee benefits, occupancy and equipment, and other.

COVID-19 Related Loan Data

Loan Forbearance. During the nine month period ended September 30, 2020 we granted 180-day forbearances on 60 loans totaling $43.8 million. At September 30, 2020, we had loans under forbearances amounting to $38.1 million, which represents 25.9% of our gross loan portfolio.

Paycheck Protection Program (“PPP”). We closed 204 PPP loans totaling $19.2 million during the nine month period ended September 30, 2020.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 4. Controls and Procedures

The Company’s management evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report, and, based on this evaluation, the Chairman of the Board and Principal Financial Officer concluded that these disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2020, the Company issued 98,182 shares of common stock for an aggregate purchase price of $539,000. The issuance of the shares in this transaction were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering. The Company used the proceeds to pay for operating expenses.

During the second and third quarter of 2020, the Company issued 280 shares of preferred stock to a related party for an aggregate purchase price of $7,000,000. The related party is a significant common stockholder. The issuance of the shares in these transactions were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering. The Company used the proceeds to augment the Bank’s regulatory capital ratios.

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

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date: November 12, 2020	By:	/s/ Moishe Gubin
Moishe Gubin,
Chairman of the Board

	By:	/s/ Joel Klein
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

