Form 10-K
period 2020-12-31
OptimumBank Holdings, Inc.
filed 2021-03-25
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes [  ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes [  ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (2,486,658 shares) on June 30, 2020, was approximately $6,067,446, computed by reference to the closing market price at $2.44 per share as of June 30, 2020. For purposes of this information, the outstanding shares of common stock beneficially owned by directors and executive officers of the registrant were deemed to be shares of common stock held by affiliates.

The number of shares of common stock, par value $0.01 per share, of the registrant outstanding as of March 25, 2021 was 3,203,455 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the issuer’s fiscal year end are incorporated by reference into Part III, Items 10 through 14, of this Annual Report on Form 10-K.

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

General

OptimumBank Holdings, Inc. is a Florida corporation (the “Company”) formed in 2004 as a bank holding company for OptimumBank (the “Bank”). The Company’s only business is the ownership and operation of the Bank. The Bank is a Florida state chartered bank established in 2000, with deposits insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of community banking services to individual and corporate customers through its three banking offices located in Broward County, Florida.

The Company is subject to the supervision and regulation of The Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is subject to the supervision and regulation of the State of Florida Office of Financial Regulation (“OFR”) and the FDIC. The Bank is a member of the Federal Home Loan Bank of Atlanta.

At December 31, 2020, the Company had total assets of $235.1 million, net loans of $152.5 million, total deposits of $190.8 million and stockholders’ equity of $17.8 million. During 2020, the Company had a net loss of $782,000.

Junior Subordinated Debenture

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

In May 2018, Preferred Shares, LLC (the “Purchaser”) acquired all 5,000 of the Trust Preferred Securities from a third party. The Purchaser is an affiliate of a director of the Company. The Purchaser has subsequently sold and/or transferred 3,087 of the Trust Preferred Securities to unaffiliated third parties.

The Company had been in default under the Junior Subordinated Debenture due to the failure to pay interest since 2015. In September 2020, the Company paid approximately $1.1 million to the holders of the outstanding Trust Preferred Securities, which represented all accrued interest through September 2020 under the Junior Subordinated Debenture attributable to the Trust Preferred Securities that had not been cancelled. The coupon interest rate floats quarterly at the three-month LIBOR rate plus 2.45% (2.68% at December 31, 2020).

During 2018, the Company issued 301,778 shares of the Company’s common stock in exchange for 694 Trust Preferred Securities.  For accounting purposes, the Trust Preferred Securities acquired by the Company were deemed to be cancelled.  As a result, the Company cancelled $694,000 in principal amount of the Trust Preferred Securities, together with accrued interest of $211,000, and increased its stockholders’ equity by the same amount.

During 2019, the Company issued 924,395 shares of the Company’s common stock in exchange for 1,881 Trust Preferred Securities.  For accounting purposes, the Trust Preferred Securities acquired by the Company were deemed to be cancelled.  As a result, the Company cancelled $1,881,000 in principal amount of the Trust Preferred Securities, together with accrued interest of $763,000, and increased its stockholders’ equity by the same amount.

During December 2020, the Company issued 171,500 shares of the Company’s common stock in exchange for 512 Trust Preferred Securities. For accounting purposes, the Trust Preferred Securities acquired by the Company were deemed to be cancelled. As a result, the Company cancelled $512,000 in principal amount of the Trust Preferred Securities, together with accrued interest of $2,000, and increased its stockholders’ equity by the same amount.

The principal owed by the Company in connection with the Junior Subordinated Debenture was $2,068,000 at December 31, 2020 and $2,580,000 at December 31, 2019. The accrued interest owed by the Company associated with the Junior Subordinated Debenture was $30,000 and $995,000 at December 31, 2020 and December 31, 2019 respectively. The accrued interest is presented on the accompanying consolidated balance sheet under the caption “Other liabilities”.

Branch Relocation

During 2019, the Bank relocated its branch located on Commercial Boulevard in Broward Country, Florida. In connection with the relocation, the Bank sold its existing branch facility for $1,400,000, with the Bank agreeing to finance $1,050,000 of the purchase price in the form of a note from the purchaser. The purchaser was a significant stockholder and therefore a related party. In connection with the sale, the Company recorded a loss of $215,000.

The Bank leased the new location under a ten year operating lease. The new location is also located on Commercial Boulevard in Broward Country, Florida. It has a branch which occupies 500 square feet of space and an operations center with 4,800 square feet of space.

Banking Products

The Bank’s revenues are primarily derived from interest on, and fees received in connection with, real estate and other loans, and from interest from securities and short-term investments. The principal sources of funds for the Bank’s lending activities are deposits, borrowings, repayment of loans, and the repayment, or maturity of securities. The Bank’s principal expenses are the interest paid on deposits, and operating and general administrative expenses.

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

Operating and Business Strategy

The Company’s continuing goal is for the Bank to become one of the leading community banking organizations in Broward County, Florida through steady growth and a prudent operating strategy.

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

The Bank and its management team are focusing on achieving the following key business objectives:

● Increasing and Diversifying Loan Originations. Management is seeking to increase the Bank’s loan production to add more interest bearing assets to its asset base. In addition, management is endeavouring to diversify loan originations and the loan portfolio to include more commercial and consumer loans in order to supplement the Bank’s existing portfolio of residential and commercial real estate loans.

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

Lending Activities

The Bank offers real estate, commercial and consumer loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in its market area. The Bank’s market area consists of the tri-county area of Broward, Miami-Dade and Palm Beach counties. The Bank’s net loans at December 31, 2020 were $152.5 million, or 65% of total assets. During 2020 net loans increased by $50.2 million. Loans balances mostly increased by $12.2 million in multi-family real estate loans , $16 million in commercial real estate loans and $17.3 million in commercial loans. The interest rates charged on loans varied with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. The Bank has no foreign loans.

The Bank’s loan portfolio is concentrated in two major areas: residential and commercial real estate loans. As of December 31, 2020, 82% of the loan portfolio consisted of loans secured by mortgages on real estate, of which approximately 19.6% of the total loan portfolio was secured by one-to-four family residential properties. The real estate loans are located primarily in the tri-county market area.

The Bank’s real estate loans are secured by mortgages and consist primarily of loans to individuals and businesses for the purchase or improvement of, or investment in, real estate. These real estate loans were made at fixed or variable interest rates and are normally adjustable rate mortgages which adjust annually after the initial three to five year period. The Bank’s fixed rate loans generally are for terms of five years or less, and are repayable in monthly instalments based on a maximum 30-year amortization schedule.

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

Deposit Activities

Deposits are the major source of the Bank’s funds for lending and other investment activities. The Bank considers the majority of its regular savings, demand, NOW, money market deposit accounts and CD’s under $250,000 to be core deposits. These accounts comprised approximately 98.7% of the Bank’s total deposits at December 31, 2020. Approximately 11% of the deposits at December 31, 2020 were certificates of deposit. Generally, the Bank attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $250,000 and over made up approximately 1.3% of the Bank’s total deposits at December 31, 2020. Although these large deposits are not traditionally considered core deposits, the majority of these deposits have served as a stable source of funds for the Bank. During 2020 total deposits increased by $89.3 million. The increase in deposit balances primarily consisted of increases of $47.7 million in noninterest-bearing demand deposits and $55.2 million I savings, NOW and money-market deposits. Time deposits decreased by $13.6 million during 2020.

Investments

The Bank’s investment securities portfolio was approximately $22.3 and $11.2 million at December 31, 2020 and 2019, respectively, representing 9.5% and 8.8% of its total assets. At December 31, 2020, 72% of this portfolio was invested in asset-backed securities. Mortgage backed securities generally have a shorter life than the stated maturity. The Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at minimal risk levels while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits.

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

Human Capital

The Bank is committed to establishing personal relationships with its customers and providing personalized banking services that meet their specific needs. The Bank’s employees are critical to achieving this goal. It is therefore crucial that the Bank continues to attract and retain experienced and skilled employees.

As part of these efforts, the Bank seeks to offer competitive compensation and benefits, maintain a community in which all employees are empowered to perform their duties to the best of their abilities, and give employees the opportunity to contribute to the local community.

As of December 31, 2020, the Bank had 27 full-time employees, including executive officers. These employees are not represented by a collective bargaining unit. The Bank considers its relations with its employees good.

Compensation and Benefits Program. The Bank’s compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our shareholders. The Bank provide its employees with compensation packages that include base salary and annual incentive bonuses. The Bank believe that its compensation program provides fair and competitive compensation and aligns associate and shareowner interests, including by incentivizing business and individual performance and integrating compensation with our business plans. In addition to cash compensation, the Bank also offer employees benefits such as life and health insurance, paid time off, paid parental leave and a 401(k) plan.

Diversity and Inclusion. The Bank believes that an equitable and inclusive environment produces more creative solutions, results in better services and is crucial to our efforts to attract and retain key talent. The Bank strives to promote inclusion through our corporate values of integrity, advocacy, partnership, relationships, community, and personalized service. The Bank is focused on building an inclusive culture through a variety of diversity and inclusion initiatives, including related to internal promotions and hiring practices.

Community Involvement. The Bank aims to give back to the local community, and believes that this commitment helps in our efforts to attract and retain employees. The Bank encourages its employees to volunteer with local service organizations and philanthropic groups.

Health and Safety. The success of the Bank’s business is fundamentally connected to the well-being of its employees. Accordingly, the Bank is committed to the health, safety and the wellness of its employees. The Bank provides employees and their families with access to a variety of flexible and convenient health and the welfare programs, including benefits that support their physical and mental health by providing tools and resources to help them improve or maintain their health status; and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families. In response to the COVID-19 pandemic, the Bank implemented significant operating environment changes that the Bank determined the were in the best interest of its employees, as the well as the local community, and which comply with government regulations. This includes having the [majority] of our employees work from home, while implementing additional safety measures for employees continuing critical on-site work.

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

Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts, and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

In 2019, the federal banking agencies jointly issued a final rule that provides for an optional, simplified measure of capital adequacy, the community bank leverage ratio framework (CBLR framework), for qualifying community banking organizations. The final rule became effective on January 1, 2020 and was elected by the Bank. In April 2020, the federal banking agencies issued an interim final rule that makes temporary changes to the CBLR framework, pursuant to section 4012 of the Coronavirus Aid, Relief, and Economic Security (CARES) Act, and a second interim final rule that provides a graduated increase in the community bank leverage ratio requirement after the expiration of the temporary changes implemented pursuant to section 4012 of the CARES Act.

The community bank leverage ratio removes the requirement for qualifying banking organizations to calculate and report risk-based capital but rather only requires a Tier 1 to average assets (leverage) ratio. Qualifying community banking organizations that elect to use the community bank leverage ratio framework and that maintain a leverage ratio of greater than required minimums will be considered to have satisfied the generally applicable risk based and leverage capital requirements in the agencies’ capital rules (generally applicable rule) and, if applicable, will be considered to have met the well capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. Under the interim final rules, the community bank leverage ratio minimum requirement is 8% as of December 31, 2020, 8.5% for calendar year 2021, and 9% for calendar year 2022 and beyond. The interim rule allows for a two-quarter grace period to correct a ratio that falls below the required amount, provided that the Bank maintains a leverage ratio of 7% as of December 31, 2020, 7.5% for calendar year 2021, and 8% for calendar year 2022 and beyond. Under the final rule, an eligible community banking organization can opt out of the CBLR framework and revert back to the risk-weighting framework without restriction.

Management believes, as of December 31, 2020, that the Bank meets all capital adequacy requirements to which it is subject. The Bank’s actual capital amounts and percentages are presented in the table ($s in thousands):

	Actual		To Be Well Capitalized Under Prompt Corrective Action Regulations (CBLR Framework)
	Amount	%	Amount	%
As of December 31, 2020:
Tier I Capital to Total Assets	19,261	9.00%	17,116	8.00%

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
As of December 31, 2019:
Total Capital to Risk-Weighted Assets	$12,212	12.03%	$8,124	8.00%	$10,154	10.00%
Tier I Capital to Risk-Weighted Assets	10,934	10.77	6,093	6.00	8,124	8.00
Common equity Tier I capital to Risk-Weighted Assets	10,934	10.77	4,569	4.50	6,600	6.50
Tier I Capital to Total Assets	10,934	8.73	5,010	4.00	6,263	5.00

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

Loans to One Borrower. Florida law generally allows a state bank such as the Bank to extend credit to any one borrower (and certain related entities of such borrower) in an amount up to 25% of its capital accounts, provided that the unsecured portion may not exceed 15% of the capital accounts of the bank. Based upon the Bank’s capital, the maximum loan the Bank is currently permitted to make to any one borrower (and certain related entities of such borrower) is approximately $4.8 million, provided the unsecured portion does not exceed approximately $2.9 million.

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

The Bank’s deposit and loan operations are also subject to the following:

● GLB Act privacy provisions, which require the Bank maintain privacy policies intended to safeguard consumer financial information, to disclose these policies to its customers, and allow customers to “opt-out” of having their financial service providers disclose their confidential financial information to non-affiliated third parties, subject to certain exceptions;

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

Item 2. Properties

The Bank operates a main office and two branch offices in Broward County, Florida. The following table sets forth information with respect to the Bank’s main office and branch offices as of December 31, 2020.

Location	Year Facility Opened	Facility Status

Executive Office and Ft. Lauderdale Branch:	2019	Leased
2929 East Commercial Boulevard Suite 101 and 303 Fort Lauderdale, Florida 33308

Plantation Branch Office:	2000	Owned
10197 Cleary Boulevard Plantation, Florida 33324

Deerfield Beach Branch Office:	2004	Leased
2215 West Hillsboro Boulevard Deerfield Beach, Florida 33442

Item 3. Legal Proceedings

From time-to-time, the Bank is involved in litigation arising in the ordinary course of its business. As of the date of the filing of this Form 10-K, management is of the opinion that the ultimate aggregate liability in connection with any pending litigation will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock currently trades on the NASDAQ Capital Market under the symbol “OPHC.”

The Company had approximately 769 record holders of its common stock as of December 31, 2020.

During the first quarter of 2020, the Company issued 98,182 shares of common stock to an unrelated parties, for an aggregate purchase price of $540,000. The Company used the proceeds to pay for operating expenses. These shares were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act for a transaction by an issuer not involving a public offering.

During the fourth quarter of 2020, the Company issued 80,602 shares of common stock to one of the Company’s directors and an executive officer as compensation for services performed. These shares had a value of $219,000 based on the market price at the time of the approval of the issuance of the shares. These shares were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act for a transaction by an issuer not involving a public offering.

In December 2020, the Company issued 171,500 shares of common stock in exchange for 512 Trust Preferred Securities. See Note 1 of the Company’s financial statements for further details on the matter. These shares were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act for a transaction by an issuer not involving a public offering.

During the second, third and fourth quarter of 2020, the Company issued a total of 400 shares of preferred stock to a related party for an aggregate purchase price of $10,000,000. The related party is a significant common stockholder. The issuance of the shares in these transactions were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering. The Company used the proceeds to augment the Bank’s regulatory capital ratios.

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

Item 6. Selected Financial Data

At December 31, or for the Years Then Ended

(Dollars in thousands, except per share figures)

	2020	2019	2018	2017	2016
At Year End:
Cash and cash equivalents	$54,629	$8,934	$7,983	$11,665	$17,640
Debt Securities available for sale	18,893	5,409	2,359	11,437	20,222
Debt Securities held-to-maturity	3,399	5,806	7,139	—	—
Loans, net	152,469	102,233	77,200	68,220	76,999
All other assets	5,722	4,366	4,770	4,544	4,842

Total assets	$235,112	$126,748	$99,451	$95,866	$119,703

Deposit accounts	$190,759	101,372	62,378	65,251	86,087
Federal Home Loan Bank advances	23,000	13,000	24,600	20,500	23,500
Junior subordinated debenture	2,068	2,580	4,461	5,155	5,155
All other liabilities	1,451	2,589	2,706	2,415	1,880
Stockholders’ equity	17,834	7,207	5,306	2,545	3,081

Total liabilities and stockholders’ equity	$235,112	$126,748	$99,451	$95,866	$119,703

	2020	2019	2018	2017	2016
For the Years:
Total interest income	$6,710	$5,174	$4,292	$4,716	$4,764
Total interest expense	1,720	2,046	1,246	1,196	1,079

Net interest income	4,990	3,128	3,046	3,520	3,685
(Provision) credit for loan losses	(1,020)	79	1,754	—	—

Net interest income after credit for loan losses	3,970	3,207	4,800	3,520	3,685
Noninterest income (expense)	294	182	84	52	(144)
Noninterest expenses	5,046	4,541	4,088	4,161	3,937

(Loss) earnings before income tax benefit	(782)	(1,152)	796	(589)	(396)
Income tax benefit	—	(52)	—	—	—

Net (loss) earnings	$(782)	$(1,100)	$796	$(589)	$(396)

Net (loss) earnings per share, basic	$(0.27)	$(.58)	$0.53	$(0.53)	$(0.38)

Net (loss) earnings per share, diluted	$(0.27)	$(.58)	$0.53	$(0.53)	$(0.38)

Weighted-average number of shares outstanding, basic	2,934,293	1,901,970	1,493,303	1,104,995	1,041,213

Weighted-average number of shares outstanding, diluted	2,934,293	1,901,970	1,493,303	1,104,995	1,041,213

Ratios and Other Data:

	2020	2019	2018	2017	2016

Return on average assets	(0.5)%	(1.0)%	0.9%	(0.5)%	(0.3)%
Return on average equity	(7.8)%	(21.3)%	19.8%	(21.3)%	(12.5)%
Average equity to average assets	5.8%	4.6%	4.4%	2.5%	2.6%
Dividend payout ratio	—%	—%	—%	—%	—%
Net interest margin during the year	3.1%	2.9%	3.4%	3.2%	3.1%
Interest-rate spread	2.9%	2.6%	3.1%	3%	3%
Yield on average interest-earning assets	4.2%	4.8%	4.8%	4.3%	4%
Noninterest expenses to average assets	2.9%	4%	4.4%	3.8%	3.3%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.2	1.2	1.2	1.1	1.1
Nonperforming loans and foreclosed assets as a percentage of total assets at end of year	0.9%	0.6%	1.4%	—%	0.3%
Allowance for loan losses as a percentage of total loans at end of year	1.2%	1.9%	2.8%	5.5%	4.9%
Total number of banking offices	3	3	3	3	3
Total shares outstanding at end of year	3,203,455	2,853,171	1,858,020	1,120,947	1,103,447
Book value per share at end of year	$5.57	$2.53	$2.86	$2.27	$2.79

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

During the years ended December 31, 2020 and 2019, the Company assessed its earnings history and trend over each year and its estimate of future earnings, and determined that it was more likely than not that its deferred tax assets would not be realized in the near term. Accordingly, a valuation allowance was recorded and maintained against the net deferred tax asset for the amount not expected to be realized in the future.

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

Loan Portfolio, Asset Quality and Allowance for Loan Losses

The Bank’s primary business is making business loans. This activity may subject the Bank to potential loan losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond its control. As of December 31, 2020, the Bank’s impaired loans were approximately $2.2 million, or 1.4% of the gross loan portfolio.

The following table sets forth the composition of the Bank’s loan portfolio (dollars in thousands):

	At December 31,
	2020		2019		2018
	Amount	% of Total	Amount	% of Total	Amount	% of Total

Residential real estate	$30,254	19.53%	$28,266	27.13%	$27,204	34.31%
Multi-family real estate	20,637	13.32%	8,396	8.06	8,195	10.34
Commercial real estate	71,714	46.29%	55,652	53.41	34,971	44.1
Land and construction	4,750	3.07%	2,496	2.4	3,661	4.62
Commercial	21,849	14.10%	4,476	4.3	4,997	6.3
Consumer	5,715	3.69%	4,903	4.7	260	0.33

Total loans	$154,919	100%	$104,189	100%	$79,288	100%

Deduct (add):
Net deferred loan (fees) costs and premiums	(544)		53		155
Allowance for loan losses	(1,906)		(2,009)		(2,243)

Loans, net	$152,469		$102,233		$77,200

The following table sets forth the activity in the allowance for loan losses (in thousands):

	Year Ended December 31,
	2020	2019	2018

Beginning balance	$2,009	$2,243	$3,991
Provision (credit) for loan losses	1,020	(79)	(1,754)
Loans charged off	(1,184)	(202)	(25)
Recoveries	61	47	31

Ending balance	$1,906	$2,009	$2,243

The allowance for loan losses represents management’s estimate of probable incurred losses inherent in the existing loan portfolio. The allowance for loan losses is increased (decreased) by the provision (credit) for loan losses charged to operations and reduced by loans charged off, net of recoveries. The allowance for loan losses represented 1.23% and 1.93% of the total loans outstanding at December 31, 2020 and 2019, respectively.

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

The following table sets forth the Bank’s allowance for loan losses by loan type (dollars in thousands):

	At December 31,
	2020		2019		2018
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans

Residential real estate	$463	19.53%	$531	27.13%	$544	34.31%
Multi-family real estate	253	13.32%	82	8.06	88	10.34
Commercial real estate	884	46.29%	624	53.41	545	44.1
Land and construction	52	3.07%	21	2.4	37	4.62
Commercial	103	14.10%	573	4.3	850	6.3
Consumer	151	3.69%	152	4.7	25	0.33
Unallocated	—	—	26	—	154	—

Total allowance for loan losses	$1,906	100%	$2,009	100%	$2,243	100%

Allowance for loan losses as a percentage of total loans outstanding		1.23%		1.93%		2.83%

The following summarizes the amount of impaired loans (in thousands):

	31-Dec-20			31-Dec-19			31-Dec-18
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate	$2,193	$2,193	$—	$2,206	$2,206	$—	$2,259	$2,259	$—
Commercial	—	—	—	—	—	—	1,114	1,114	—

With an allowance recorded:
Residential real estate	—	—	—	944	944	258	954	954	268
Commercial real estate	—	—	—	—	—	—	1,602	1,602	162
Commercial	—	—	—	812	812	531	814	814	814

Total:
Residential real estate	$—	$—	$—	$944	$944	$258	$954	$954	$268
Commercial real estate	$2,193	$2,193	$—	$2,206	$2,206	$—	$3,861	$3,861	$162
Commercial	$—	$—	$—	$812	$812	$531	$1,928	$1,928	$814
Total	$2,193	$2,193	$—	$3,962	$3,962	$789	$6,743	$6,743	$1,244

During 2020, 2019, and 2018, the average recorded investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018

Average investment in impaired loans	$3,344	$4,829	$3,296
Interest income recognized on impaired loans	$96	$233	$187
Interest income received on a cash basis on impaired loans	$89	$230	$187

Liquidity and Capital Resources

Liquidity represents an institution’s ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. The Bank’s ability to respond to the needs of depositors and borrowers and to benefit from investment opportunities is facilitated through liquidity management.

The Bank’s primary sources of cash during the year ended December 31, 2020, were payments of principal and interest on loans made by the Bank to third parties, payments of principal and interest on debt securities held by the Bank and deposits made by third parties at the Bank. Cash was used primarily to fund loans and repay Federal Home Loan Bank of Atlanta (“FHLB”) advances. The Bank adjusts rates on its deposits to attract or retain deposits as needed. The Bank primarily obtains deposits from its market area.

The Bank may borrow funds from other financial institutions. The Bank is a member of the FHLB, which allows it to borrow funds under a pre-arranged line of credit. As of December 31, 2020, the Bank had $23 million in borrowings outstanding from the FHLB of Atlanta to facilitate lending and manage its asset and liability structure, and remaining credit availability with the FHLB of $29.1 million. At December 31, 2020, the Company also had lines of credit amounting to $9.5 million with four correspondent banks to purchase federal funds. The Company also has a line of credit with the Federal Reserve Bank under which the Company may draw up to $223,000. The line is secured by $230,000 in securities.

Debt Securities

The Bank’s securities portfolio is comprised of SBA pool securities, mortgage backed securities, taxable municipal securities and collateralized mortgage obligations. The securities portfolio is categorized as either “held-to-maturity” or “available for sale.” Debt Securities held-to-maturity represent those securities which the Company has the positive intent and ability to hold to maturity. These debt securities are carried at amortized cost. Debt Securities available for sale represent those investments which may be sold for various reasons including changes in interest rates and liquidity considerations. These debt securities are reported at fair market value and unrealized gains and losses are excluded from earnings and reported in other comprehensive loss.

The following table sets forth the amortized cost and fair value of the Bank’s debt securities portfolio (in thousands):

	Amortized Cost	Fair Value
At December 31, 2020:
Held-to-maturity:
Collateralized mortgage obligations	$2,420	$2,536
Mortgage backed Securities	979	1,013
Total	$3,399	$3,549
Available for sale:
SBA Pool Securities	$1,338	$1,297
Collateralized mortgage obligations	458	485
Taxable municipal securities	5,063	5,085
Mortgage backed Securities.	11,984	12,026
Total	$18,843	$18,893
At December 31, 2019:
Held-to-maturity:
Collateralized mortgage obligations	$4,218	$4,347
Mortgage backed Securities	1,588	1,639
Total	$5,806	$5,986
Available for sale:
SBA Pool Securities	$1,734	$1,682
Collateralized mortgage obligations	998	1,016
Mortgage backed Securities.	2,666	2,711
Total	$5,398	$5,409
At December 31, 2018:
Held-to-maturity:
Collateralized mortgage obligations	$5,183	$5,204
Mortgage backed securities	1,956	1,971
Total	$7,139	$7,175
Available for sale-
SBA Pool Securities	$2,423	$2,359
Total

The following table sets forth, by maturity distribution, certain information pertaining to the debt securities portfolio at amortized cost (dollars in thousands):

	After One Year Through Five Years	After Ten Years	Total	Yield

At December 31, 2020:
Collateralized mortgage obligation	$—	$2,878	$2,878	1.30%
Mortgage-backed Securities	—	12,963	12,963	1.46%
Taxable municipal securities	—	5,063	5,063	2.08%
SBA Pool Securities	—	1,338	1,338	1.52%
	$—	$22,242	$22,242

At December 31, 2019:
Collateralized mortgage obligation	$—	$5,216	$5,216	2.72%
Mortgage-backed Securities	—	4,254	4,254	2.56%
SBA Pool Securities	—	1,734	1,734	1.46%
	$—	$11,204	$11,204
At December 31, 2018:
Collateralized mortgage obligation	$—	$5,183	$5,183	2.09%
Mortgage - backed Securities	—	1,956	1,956	2.03%
SBA Pool Securities	—	$2,423	$2,423	2.67%
	$—	$9,562	$9,562

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

The following table sets forth certain information related to the Bank’s interest-earning assets and interest-bearing liabilities at December 31, 2020, that are estimated to mature or are scheduled to reprice within the period shown (dollars in thousands):

Gap Maturity / Repricing Schedule

		More than One Year	More than Five Years
	One Year or Less	and Less than Five Years	and Less than Fifteen Years	Over Fifteen Years	Total
Loans (1):
Residential real estate loans	$9,582	$18,352	$1,250	$1,070	$30,254
Multi-family real estate loans	457	17,199	2,981	-	20,637
Commercial real estate loans	8,676	52,781	10,257	-	71,714
Land and construction	350	4,400	-	-	4,750
Commercial	1,350	20,499	-	-	21,849
Consumer	-	5,015	—	700	5,715

Total loans	20,415	118,246	14,488	1,770	154,919

Securities (2)	1,296	-	1,524	19,472	22,292
Interest-bearing deposits in banks	29,106	-	-	-	29,106
Federal Home Loan Bank stock	1,092	-	-	-	1,092

Total rate-sensitive assets	51,909	118,246	16,012	21,242	207,409

Deposit accounts (3):
Money-market deposits	82,190	—	—	-	82,190
Interest-bearing checking deposits	27,804	—	—	-	27,804
Savings deposits	710	—	—	-	710
Time deposits	17,471	4,272	—	-	21,743

Total deposits	128,175	4,272	—	-	132,447

Federal Home Loan Bank advances	5,000	14,000	4,000	-	23,000
Junior subordinated debenture	2,068	-	-	-	2,068
Total rate-sensitive liabilities	135,243	18,272	4,000	-	157,515
				-
GAP (repricing differences)	$(83,334)	$99,974	$12,012	$21,242	$49,894

Cumulative GAP	$(83,334)	$16,640	$28,652	$49,894

Cumulative GAP/total assets	(35.44)%	7.08%	12.19%	21.22%

(1)	In preparing the table above, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayment, according to their maturities.

(2)	Securities are scheduled through the repricing date.

(3)	Money-market, interest-bearing checking and savings deposits are regarded as readily accessible withdrawable accounts. Time deposits are scheduled through the maturity dates.

The following table sets forth loan maturities by type of loan at December 31, 2020 (in thousands):

	One Year or Less	After One But Within Five Years	After Five Years	Total

Residential real estate	$1,904	$604	$27,746	$30,254
Multi-family real estate	-	22	20,615	20,637
Commercial real estate	2,665	6,771	62,278	71,714
Land and construction	-	3,850	900	4,750
Commercial	94	21,110	645	21,849
Consumer	-	5,015	700	5,715

Total	$4,663	$37,372	$112,884	$154,919

The following table sets forth the maturity or repricing of loans by interest type at December 31, 2020 (in thousands):

	One Year or Less	After One But Within Five Years	After Five Years	Total
Fixed interest rate	$19,871	$88,550	$3,937	$112,358
Variable interest rate	3,599	26,354	12,608	42,561

Total	$23,470	$114,904	$16,545	$154,919

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

A summary of the contractual amounts of the Company’s financial instruments with off-balance sheet risk at December 31, 2020 follows (in thousands):

Commitments to extend credit	$5,790

Unused lines of credit	$9,624

Standby letters of credit	$4,550

The following is a summary of the Company’s on-balance sheet contractual obligations at December 31, 2020 (in thousands):

		Payments Due by Period
		Less	1-3	3-5	More
Contractual Obligations	Total	Than 1 Year	Years	Years	Than 5 Years
Federal Home Loan Bank advances	$23,000	$5,000	$—	$14,000	$4,000
Junior subordinated debenture	2,068	—	—	—	2,068
Operating lease liabilities	998	163	253	185	397

Total	$26,066	$5,163	$253	$14,185	$6,465

Deposits

Deposits traditionally are the primary source of funds for the Company’s use in lending, making investments and meeting liquidity demands. The Company has focused on raising time deposits primarily within its market area, which is the tri-county area of Broward, Miami-Dade and Palm Beach counties. However, the Company offers a variety of deposit products, which are promoted within its market area. Deposits increased $89.3 million in 2020. The increase in deposit balances primarily consisted of increases of $47.7 million in noninterest-bearing demand deposits and $55.2 million in NOW and money-market deposits. Time deposits decreased by $13.6 million during 2020.

The following table displays the distribution of the Company’s deposits at December 31, 2020, 2019 and 2018 (in thousands):

	2020		2019		2018
		% of		% of		% of
	Amount	Deposits	Amount	Deposits	Amount	Deposits
Noninterest-bearing demand deposits	$58,312	30.5%	$10,545	10.4	$9,638	15.45%
Interest-bearing demand deposits	27,803	14.6%	6,928	6.83	20,450	32.79
Money-market deposits	82,191	43.1%	48,092	47.44	5,675	9.1
Savings	710	0.4%	455	0.45	557	0.89

Subtotal	169,016	88.6%	$66,020	65.12	$36,320	58.23%

Time deposits:
0.00% – 0.99%	12,895	6.7%	$3,407	3.36	$2,669	4.28%
1.00% – 1.99%	7,987	4.2%	5,172	5.11	10,113	16.21
2.00% – 2.99%	861	0.5%	26,773	26.41	13,276	21.28

Total time deposits (1)	21,743	11.4%	35,352	34.88	26,058	41.77

Total deposits	$190,759	100%	$101,372	100%	$62,378	100%

(1) Includes Individual Retirement Accounts (IRA’s) totalling $2,000,000 and $2,221,000 at December 31, 2020 and 2019, respectively, all of which are in the form of time deposits.

Time Deposits of $250,000 or more, or Jumbo Time Deposits, are generally considered a more unpredictable source of funds. The following table sets forth the Company’s maturity distribution of time deposits of $250,000 or more at December 31, 2020 and 2019 (in thousands):

	At December 31,
	2020	2019

Due three months or less	$825	$1,378
Due more than three months to six months	—	795
More than six months to one year	930	2,492
One to five years	787	258

Total	$2,542	$4,923

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

	Year Ended December 31,
	2020			2019			2018
		Interest	Average		Interest	Average		Interest	Average
	Average	And	Yield/	Average	And	Yield/	Average	And	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans	130,704	6,413	4.91%	$86,867	4,693	5.4%	$74,598	$3,912	5.24%
Securities	11,722	192	1.64%	11,465	245	2.14	10,494	232	2.21
Other interest-earning assets (1)	16,744	105	0.63%	9,970	236	2.37	4,811	148	3.08

Total interest-earning assets/interest income	159,170	6,710	4.21%	108,302	5,174	4.78	89,903	4,292	4.78%

Cash and due from banks	11,383			2,130			1,676
Premises and equipment	1,660			2,915			2,676
Other assets	1,428			(983)			(1,985)

Total assets	173,641			$112,364			$92,270

Interest-bearing liabilities:
Savings, NOW and money-market deposits	79,635	750	0.94%	$44,494	805	1.81	$22,000	175	0.8
Time deposits	29,198	527	1.80%	30,733	698	2.27	23,032	335	1.45
Borrowings (4)	25,079	443	1.76%	18,142	543	2.99	29,213	736	2.52

Total interest-bearing liabilities/interest expense	133,912	1,720	1.28%	93,369	2,046	2.19	74,245	1,246	1.68

Noninterest-bearing demand deposits	27,439			11,557			11,893
Other liabilities	2,208			2,279			2,105
Stockholders’ equity	10,082			5,159			4,027

Total liabilities and stockholders’ equity	173,641			$112,364			$92,270

Net interest income		4,990			3,128			$3,046

Interest rate spread (2)			2.93%			2.59			3.1

Net interest margin (3)			3.14%			2.89			3.39

Ratio of average interest-earning assets to average interest- bearing liabilities			1.19			1.16			1.21

(1)	Includes interest-earning deposits with banks, Federal funds sold and Federal Home Loan Bank stock dividends.

(2)	Interest rate spread represents the difference between average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(3)	Net interest margin is net interest income divided by average interest-earning assets.

(4)	Includes Federal Home Loan Bank advances and the junior subordinated debenture.

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

	Year Ended December 31, 2020 versus 2019 Increases (Decreases) Due to Change In:
	Rate	Volume	Rate/ Volume	Total
Interest-earning assets:
Loans	$(431)	$2,369	$(218)	$1,720
Securities	(58)	5	(2)	(55)
Other interest-earning assets	(173)	159	(118)	(132)

Total interest-earning assets	(662)	2,533	(338)	1,533

Interest-bearing liabilities:
Savings, NOW and money-market	(386)	635	(305)	(56)
Time deposits	(144)	(35)	7	(172)
Other	(224)	210	(86)	(100)

Total interest-bearing liabilities	(754)	810	(384)	(328)

Net interest income	$92	$1,723	$46	$1,861

	Year Ended December 31, 2019 versus 2018 Increases (Decreases) Due to Change In:
	Rate	Volume	Rate/ Volume	Total
Interest-earning assets:
Loans	$118	$643	$20	$781
Securities	(8)	22	(1)	13
Other interest-earning assets	(34)	159	(37)	88

Total interest-earning assets	76	824	(18)	882

Interest-bearing liabilities:
Savings, NOW and money-market	223	179	228	630
Time deposits	188	112	63	363
Other	138	(279)	(52)	(193)

Total interest-bearing liabilities	549	12	239	800

Net interest (expense) income	$(473)	$812	$(257)	$82

Financial Condition as of December 31, 2020 Compared to December 31, 2019

The Company’s total assets at December 31, 2020, were $235.1 million, an increase of $108.3 million from December 31, 2019. The increase of $108.3 in total assets was primarily consisted of increases of $45.6 million in cash and cash equivalents, $11 million in debt securities and $50.2 million in net loans. The Company experienced growth across the various loan types due to new organic originations. The increase in loans consisted to increases of $12.2 million in multi-family real estate loans, $16 million in commercial real estate loans and $17.3 million in commercial loans.

The Company’s total liabilities at December 31, 2020, were $217.2 million, an increase of $97.7 million from December 31, 2019. The increase of $97.7 million in total liabilities was mainly due to a an increase of $89.3 million in total deposits and an increase of $10 million in Federal Home Loan Bank advances.

The Company’s total stockholders’ equity at December 31, 2020, were $17.8 million, an increase of $10.6 million. The increase of $10.6 was principally due to the issuance of 400 shares of Series B Participating Preferred Stock for an aggregate amount of $10 million.

At December 31, 2020, the Bank had a Tier 1 leverage ratio of 9%. The Company’s capital was enhanced during 2020 through the issuance of common stock and preferred stock, consisting of $540,000 from the sale of common stock, $10,000,000 from the sale of preferred stock, $219,000 from the issuance of common stock to a director and an executive officer as compensation for services, and $514,000 from the issuance of common stock in exchange for Trust Preferred Securities.

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

In May 2018, Preferred Shares, LLC (the “Purchaser”) acquired all 5,000 of the Trust Preferred Securities from a third party. The Purchaser is an affiliate of a director of the Company. The Purchaser has subsequently sold and/or transferred 3,087 of the Trust Preferred Securities to unaffiliated third parties.

The Company has been in default under the Junior Subordinated Debenture due to the failure to pay interest since 2015. In September 2020, the Company paid approximately $1.1 million to the holders of the outstanding Trust Preferred Securities, which represented all accrued interest through September 2020 under the Junior Subordinated Debenture attributable to the Trust Preferred Securities that had not been cancelled. The coupon interest rate floats quarterly at the three-month LIBOR rate plus 2.45% (2.68% at December 31, 2020).

During 2018, the Company issued 301,778 shares of the Company’s common stock in exchange for 694 Trust Preferred Securities.  For accounting purposes, the Trust Preferred Securities acquired by the Company were deemed to be cancelled.  As a result, the Company cancelled $694,000 in principal amount of the Trust Preferred Securities, together with accrued interest of $211,000, and increased its stockholders’ equity by the same amount.

During 2019, the Company issued 924,395 shares of the Company’s common stock in exchange for 1,881 Trust Preferred Securities.  For accounting purposes, the Trust Preferred Securities acquired by the Company were deemed to be cancelled.  As a result, the Company cancelled $1,881,000 in principal amount of the Trust Preferred Securities, together with accrued interest of $763,000, and increased its stockholders’ equity by the same amount.

During December 2020, the Company issued 171,500 shares of the Company’s common stock in exchange for 512 Trust Preferred Securities. For accounting purposes, the Trust Preferred Securities acquired by the Company were deemed to be cancelled. As a result, the Company cancelled $512,000 in principal amount of the Trust Preferred Securities, together with accrued interest of $2,000, and increased its stockholders’ equity by the same amount.

The principal owed by the Company in connection with the Junior Subordinated Debenture was $2,068,000 at December 31, 2020 and $2,580,000 at December 31, 2019. The accrued interest owed by the Company associated with the Junior Subordinated Debenture was $30,000 and $995,000 at December 31, 2020 and December 31, 2019 respectively. The accrued interest is presented on the accompanying consolidated balance sheet under the caption “Other liabilities”.

Results of Operations for Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

	Years Ended		Increase /
	December 31,		(Decrease)
(dollars in thousands)	2020	2019	Amount	Percentage
Total interest income	$6,710	$5,174	$1,536	30%
Total interest expense	1,720	2,046	(326)	(16)%
Net interest income	4,990	3,128	1,862	60%
(Provision) credit for loan losses	(1,020)	79	(1,099)	(1391)%
Net interest income after (provision) credit for loan losses	3,970	3,207	763	24%
Total noninterest income	294	182	112	62%
Total noninterest expenses	5,046	4,541	505	11%
Net loss before income tax benefit	(782)	(1,152)	370	(32)%
Income tax benefit	-	(52)	52	(100)%
Net Loss	$(782)	$(1,100)	318	(29)%
Net loss per share - Basic and diluted	$(0.27)	$(.58)

Net Loss. The Company had a net loss of ($782,000) for the year ended December 31, 2020 compared to a net loss of ($1,100,000) for the year ended December 31, 2019. The Company recorded provision for loan losses amounting to $1,020,000 during year ended December 31, 2020, which was largely due to the economic environment associated with the COVID-19 pandemic and related charge offs. The Company recorded a recovery of provision for loan losses amounting to $79,000 during the year ended December 31, 2019. Excluding the (provision) credit for loan losses, the Company would have had net earnings of $238,000 for the year ended December 31, 2020 and a net loss of ($1,179,000) for the year ended December 31, 2019. Excluding the (provision) credit for loan losses, net loss decreased $1,417,000 for the year ended December 31, 2020 compared to the year ended December 31, 2019.

Interest Income. Interest income increased to $1.5 million for the year ended December 31, 2020 from $5.2 million for the year ended December 31, 2019, primarily due to an increase in loan volume.

Interest Expense. Interest expense on deposits and borrowings decreased $326,000 to $1,720,000 for the year ended December 31, 2020 compared to the prior year. The decrease in interest expense was caused by a reduction in interest rates paid on deposits and borrowings offset by volume increases in deposits and borrowings.

Provision for Loan Losses. The provision for losses during the year ended December 31, 2020 amounted to $1,020,000. The provision for loan losses is charged to operations in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio at December 31, 2020 and 2019. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totalled $1.9 million or 1.23% of loans outstanding at December 31, 2020, as compared to $2.0 million or 1.93% of loans outstanding at December 31, 2019.

Noninterest Income. Total noninterest income increased by $112,000 for the year ended December 31, 2020, from $182,000 for the year ended December 31, 2019. The increase is primarily related to service charges on deposits.

Noninterest Expenses. Total noninterest expenses increased $505,000 to $5 million for the year ended December 31, 2020 compared to $4.5 million for the year ended December 31, 2019 primarily due to an increase in salaries and employee benefits and occupancy and equipment.

COVID-19 Related Loan Data

Loan Forbearance. During the year ended December 31, 2020 we granted 180-day forbearances on 60 loans totalling $43.8 million. At December 31, 2020, we have no loans under forbearances as all of the 60 loans exited the forbearance program and resumed their regular payments as scheduled.

Paycheck Protection Program (“PPP”). We closed 204 PPP loans totaling $19.2 million during the year ended December 31, 2020.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

OptimumBank Holdings, Inc.

Fort Lauderdale, Florida:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OptimumBank Holdings, Inc. and subsidiary (the “Company”) as of December 31, 2020 and 2019 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of General Reserve Portion of the Allowance for Loan Losses - Evaluation of the Qualitative Adjustments

As described in Notes 1 and 3 to the consolidated financial statements, management determines the general reserve portion of the allowance for loan losses using actual historical loss experience for each individual loan category, as well as evaluating whether qualitative adjustments are necessary. As of December 31, 2020, the allowance for loan losses was $1.9 million which consists of two components: the allowance for loans individually evaluated for impairment (“special reserves”), none at December 31, 2020, and the allowance for loans collectively evaluated for impairment (“general reserve”), representing $1.9 million. The general reserve covers loans that are not individually classified as impaired. In evaluating whether qualitative adjustments are necessary, management considers (1) changes in national, regional and local economic conditions that affect the collectability of the loan portfolio (2) changes in collateral value of loans (3) changes in lending policies and procedures, risk selection and underwriting standards (4) changes in the volume and severity of past due loans, nonaccrual loans or loans classified special mention, substandard, doubtful or loss (5) the existence and effect of any concentrations of credit and changes in the level of such concentrations (6) changes in the nature and volume of the loan portfolio and terms of loans, (7) changes in the experience, ability and depth of lending management and other relevant staff, (8) quality of loan review and Board of Directors oversight, (9) the effect of other external factors, trends or uncertainties that could affect management’s estimate of probable losses, such as competition and industry conditions.

The principal considerations for our determination that performing procedures relating to the evaluation of qualitative adjustments used in the calculation of the general reserve portion of the allowance for loan losses is a critical audit matter are as follows: Significant judgment used by management when evaluating the qualitative adjustments, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing audit procedures and evaluating audit evidence relating to the qualitative adjustments.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included among others, testing management’s process for evaluating qualitative adjustments by (i) evaluating the appropriateness of the methodology management used in evaluating the qualitative adjustments, (ii) testing the inputs used in the estimate of qualitative adjustments, including the completeness and accuracy of underlying historical loss data, and (iii) evaluating the reasonableness of the qualitative adjustments given current microeconomic trends and portfolio characteristics.

/s/ HACKER, JOHNSON & SMITH PA
We have served as the Company’s auditor since 2000.
Fort Lauderdale, Florida
March 25, 2021

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	December 31, 2020	December 31, 2019
Assets:
Cash and due from banks	$25,523	$2,111
Interest-bearing deposits with banks	29,106	6,823
Total cash and cash equivalents	54,629	8,934
Debt securities available for sale	18,893	5,409
Debt securities held-to-maturity (fair value of $3,549 and $5,986)	3,399	5,806
Loans, net of allowance for loan losses of $1,906 and $2,009	152,469	102,233
Federal Home Loan Bank stock	1,092	642
Premises and equipment, net	1,413	1,389
Right-of-use operating lease assets	904	1,055
Accrued interest receivable	1,336	432
Other assets	977	848

Total assets	$235,112	$126,748
Liabilities and Stockholders’ Equity:

Liabilities:
Noninterest-bearing demand deposits	$58,312	$10,545
Savings, NOW and money-market deposits	110,704	55,475
Time deposits	21,743	35,352

Total deposits	190,759	101,372

Federal Home Loan Bank advances	23,000	13,000
Junior subordinated debenture	2,068	2,580
Official checks	142	208
Operating lease liabilities	923	1,061
Other liabilities	386	1,320

Total liabilities	217,278	119,541

Commitments and contingencies (Notes 8 and 14)
Stockholders’ equity:
Preferred stock, no par value; 6,000,000 shares authorized:
Designated Series A, no par value, no shares issued and outstanding	—	—
Designated Series B, no par value, 560 shares authorized, 400 shares issued and outstanding in 2020	—	—
Common stock, $.01 par value; 10,000,000 shares authorized, 3,203,455 shares issued and outstanding in 2020 and 2,853,171 shares issued and outstanding in 2019	32	28
Additional paid-in capital	50,263	38,994
Accumulated deficit	(32,392)	(31,610)
Accumulated other comprehensive loss	(69)	(205)

Total stockholders’ equity	17,834	7,207
Total liabilities and stockholders’ equity	$235,112	$126,748

See accompanying notes to Consolidated Financial Statements

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Operations
(In thousands)

	Year Ended December 31,
	2020	2019
Interest income:
Loans	$6,413	$4,693
Debt securities	192	245
Other	105	236

Total interest income	6,710	5,174

Interest expense:
Deposits	1,277	1,503
Borrowings	443	543

Total interest expense	1,720	2,046

Net interest income	4,990	3,128

Provision (credit) for loan losses	1,020	(79)

Net interest income after provision (credit) for loan losses	3,970	3,207

Noninterest income:
Service charges on deposits	272	173
Other	22	9

Total noninterest income	294	182

Noninterest expenses:
Salaries and employee benefits	2,324	2,022
Professional fees	558	537
Occupancy and equipment	570	487
Data processing	546	491
Insurance	85	89
Regulatory assessment	158	41
Loss on sale of premises and equipment, net	-	215
Other	805	659

Total noninterest expenses	5,046	4,541

Net loss before income tax benefit	(782)	(1,152)

Income tax benefit	-	(52)

Net loss	$(782)	$(1,100)

Net loss per share - Basic and diluted	$(0.27)	$(.58)

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended
	December 31,
	2020	2019

Net loss	(782)	$(1,100)

Other comprehensive income:
Change in unrealized gain on debt securities-
Unrealized gain arising during the year	39	75
Amortization of unrealized loss on debt securities transferred to held-to-maturity	140	93

Other comprehensive income before income tax expense	179	168

Deferred income tax expense on above change	(43)	(43)

Total other comprehensive income	136	125

Comprehensive loss	(646)	$(975)

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2020 and 2019
(Dollars in thousands except per share amounts)

	Preferred		Preferred						Accumulated
	Stock		Stock				Additional		Other	Total
	Series A		Series B		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2018	—	$—	—	$—	1,858,020	$18	$36,128	$(30,510)	$(330)	$5,306
Common stock issued and reclassified from other liabilities	—	—	—	—	12,447	—	31	—	—	31
Stock-based compensation	—	—	—	—	58,309	1	200	—	—	201
Common stock issued in exchange for Trust Preferred Securities	—	—	—	—	924,395	9	2,635	—	—	2,644
Net change in unrealized gain on debt securities available for sale, net of income taxes	—	—	—	—	—	—	—	—	56	56
Amortization of unrealized loss on debt securities transferred to held-to-maturity	—	—	—	—	—	—	—	—	69	69
Net earnings	—	—	—	—	—	—	—	(1,100)	—	(1,100)
Balance at December 31, 2019	—	$—	—	$—	2,853,171	$28	$38,994	$(31,610)	$(205)	$7,207
Proceeds from the sale of preferred stock	—	—	400	—	—	—	10,000	—	—	10,000
Proceeds from the sale of common stock					98,182	1	539	—	—	540
Stock-based compensation	—	—	—	—	80,602	1	218	—	—	219
Common stock issued in exchange for Trust Preferred Securities	—	—	—	—	171,500	2	512	—	—	514
Net change in unrealized gain on debt securities available for sale, net of income taxes	—	—	—	—	—	—	—	—	30	30
Amortization of unrealized loss on debt securities transferred to held-to-maturity	—	—	—	—	—	—	—	—	106	106
Net loss	—	—	—	—	—	—	—	(782)	—	(782)
Balance at December 31, 2020	—	—	400	—	3,203,455	32	50,263	(32,392)	(69)	17,834

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(782)	$(1,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision (credit) for loan losses	1,020	(79)
Depreciation and amortization	176	173
Stock-based compensation	219	201
Net (accretion) amortization of fees, premiums and discounts	(37)	203
Loss on sale of premises and equipment, net	—	215
Loss on sale of foreclosed real estate, net	7	—
Increase in accrued interest receivable	(904)	(118)
Amortization of right-of-use operating lease assets	151	89
Net decrease in operating lease liabilities	(138)	(83)
Increase in other assets	(172)	(235)
(Decrease) increase in official checks and other liabilities	(998)	176
Net cash used in operating activities	(1,458)	(558)

Cash flows from investing activities:
Purchase of debt securities available for sale	(15,720)	(4,158)
Principal repayments of debt securities available for sale	2,220	1,106
Principal repayments of debt securities held-to-maturity	2,473	1,379
Net increase in loans	(51,771)	(23,983)
Proceeds from sale of foreclosed real estate	674	—
Purchases of premises and equipment	(200)	(509)
Proceeds from sale of premises and equipment	—	350
(Purchase) redemption of FHLB stock	(450)	490

Net cash used in investing activities	(62,774)	(25,325)

Cash flows from financing activities:
Net increase in deposits	89,387	38,994
Net decrease in federal funds purchased	—	(560)
Net increase (decrease) in Federal Home Loan Bank advances	10,000	(11,600)
Proceeds from sale of common stock	540	—
Proceeds from sale of preferred stock	10,000	—

Net cash provided by financing activities	109,927	26,834

Net increase in cash and cash equivalents	45,695	951

Cash and cash equivalents at beginning of the year	8,934	7,983

Cash and cash equivalents at end of the year	$54,629	$8,934

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$2,681	$1,756

Income taxes	$—	$—

Noncash transaction -
Change in accumulated other comprehensive loss, net change in unrealized gain on debt securities available for sale, net of income taxes	$136	$125

Amortization of unrealized loss on debt securities transferred to held-to-maturity	$140	$93

Premises and equipment transferred to loans	$—	$1,050

Common stock issued and reclassified from other liabilities	$—	$31

Right-of use lease assets obtained in exchange for operating lease liabilities	$—	$1,144

Issuance of common stock in exchange for Trust Preferred Securities	$514	$2,644

Transfer of loan to foreclosed real estate	$681	$-

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

At December 31, 2020 and 2019 and for the Years Then Ended

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

Subsequent Events. The Company has evaluated subsequent events through March 25, 2021, which is the date the consolidated financial statements were issued, determining no additional events required disclosure.

Coronavirus Global Pandemic (“COVID-19”). The Company is subject to risks related to the public health crisis associated with COVID-19. COVID-19 has negatively impacted the global economy, disrupted global supply chains, created significant volatility and disruption in financial markets and significantly increased unemployment levels. The extent to which COVID-19 impacts the Company’s business, results of operations, and financial condition, as well as loan quality, regulatory capital and liquidity ratios, will depend on future developments, the duration of the pandemic, and actions taken by governmental authorities to slow the spread of the disease or to mitigate its effects.

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

In May 2018, Preferred Shares, LLC (the “Purchaser”) acquired all 5,000 of the Trust Preferred Securities from a third party. The Purchaser is an affiliate of a director of the Company. The Purchaser has subsequently sold and/or transferred 3,087 of the Trust Preferred Securities to unaffiliated third parties.

The Company had been in default under the Junior Subordinated Debenture due to the failure to pay interest since 2015. In September 2020, the Company paid approximately $1.1 million to the holders of the outstanding Trust Preferred Securities, which represented all accrued interest through September 2020 under the Junior Subordinated Debenture attributable to the Trust Preferred Securities that had not been cancelled. The coupon interest rate floats quarterly at the three-month LIBOR rate plus 2.45% (2.68% at December 31, 2020).

During 2018, the Company issued 301,778 shares of the Company’s common stock in exchange for 694 Trust Preferred Securities.  For accounting purposes, the Trust Preferred Securities acquired by the Company were deemed to be cancelled.  As a result, the Company cancelled $694,000 in principal amount of the Trust Preferred Securities, together with accrued interest of $211,000, and increased its stockholders’ equity by the same amount.

During 2019, the Company issued 924,395 shares of the Company’s common stock in exchange for 1,881 Trust Preferred Securities.  For accounting purposes, the Trust Preferred Securities acquired by the Company were deemed to be cancelled.  As a result, the Company cancelled $1,881,000 in principal amount of the Trust Preferred Securities, together with accrued interest of $763,000, and increased its stockholders’ equity by the same amount.

During December 2020, the Company issued 171,500 shares of the Company’s common stock in exchange for 512 Trust Preferred Securities. For accounting purposes, the Trust Preferred Securities acquired by the Company were deemed to be cancelled. As a result, the Company cancelled $512,000 in principal amount of the Trust Preferred Securities, together with accrued interest of $2,000, and increased its stockholders’ equity by the same amount.

The principal owed by the Company in connection with the Junior Subordinated Debenture was $2,068,000 at December 31, 2020 and $2,580,000 at December 31, 2019. The accrued interest owed by the Company associated with the Junior Subordinated Debenture was $30,000 and $995,000 at December 31, 2020, 2019 respectively. The accrued interest is presented on the accompanying consolidated balance sheet under the caption “Other liabilities”.

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

The Company may be required by law or regulation to maintain cash reserves in the form of vault cash or deposit with Federal Reserve Banks or in Pass-through accounts with other banks. This requirement is based on the amount of the Bank’s transaction deposit accounts. As of December 31, 2020, the Bank did not have a reserve requirement as the Federal Reserve Board lowered the requirements to zero for all depository institutions. At December 31, 2019, there were no required cash reserves.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies, continued

Debt Securities. Debt securities may be classified as trading, held to maturity or available for sale. Trading debt securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading debt securities are included immediately in operations. Held-to-maturity debt securities are those which management has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale debt securities consist of debt securities not classified as trading debt securities nor as held to maturity debt securities. Unrealized holding gains and losses on available for sale debt securities are reported as a net amount in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on the sale of debt securities available for sale are determined using the specific-identification method. Premiums and discounts on debt securities are recognized in interest income using the interest method over the period to maturity.

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

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. There were no changes in the Company’s accounting policies or methodology during the years ended December 31, 2020 or 2019.

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

The historical loss component of the allowance is determined by losses recognized by portfolio segment over the preceding three years. The historical loss experience is adjusted for the risks by each portfolio segment. Risk factors impacting loans in each of the portfolio segments include: (1) changes in national, regional and local economic conditions that affect the collectability of the loan portfolio (2) changes in collateral value of loans (3) changes in lending policies and procedures, risk selection and underwriting standards (4) changes in the volume and severity of past due loans, nonaccrual loans or loans classified special mention, substandard, doubtful or loss (5) the existence and effect of any concentrations of credit and changes in the level of such concentrations (6) changes in the nature and volume of the loan portfolio and terms of loans, (7) changes in the experience, ability and depth of lending management and other relevant staff, (8) quality of loan review and Board of Director’s oversight, (9) the effect of other external factors, trends or uncertainties that could affect management’s estimate of probable losses, such as competition and industry conditions.

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

Leases. We determine if a contract contains a lease at inception and recognize operating lease right-of-use assets and operating lease liabilities based on the present value of the future minimum lease payments at the lease commencement date. As our leases do not provide implicit rates, we use our incremental borrowing rate commensurate with the underlying lease terms. Lease agreements that have lease and non-lease components, are accounted for as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

Preferred Securities of Unconsolidated Subsidiary Trust. The Company owns all of the common interests of OptimumBank Holdings Capital Trust I (the “Trust”), an unconsolidated subsidiary trust. The Trust used the proceeds from the sale of $5,000,000 of its Trust Preferred Securities and $155,000 from the issuance of common interests in the Trust to acquire a $5,155,000 Junior Subordinated Debenture issued by the Company. The Junior Subordinated Debenture and certain capitalized costs associated with the issuance of the securities comprise the Trust’s only assets. Interest payments on the Junior Subordinated Debenture are intended to finance the distributions paid on the Trust Preferred Securities. The Company recorded the Junior Subordinated Debenture as a liability under the heading “Junior Subordinated Debenture” and its ownership of the common interests in the Trust under the heading “Other Assets” in the accompanying consolidated balance sheets.

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

Revenue Recognition. The Company has adopted Accounting Standards Updated (“ASU”) ASU 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “ASC 606”). The majority of the Company’s revenues come from interest income and financial assets, including loans, and securities which are outside the scope of ASC 606. The Company’s services that fall within the scope of ASC 606 are presented within noninterest income and are recognized as revenue as the Company satisfies its obligation to the customer. Elements of noninterest income within the scope of ASC 606 are limited to service charges on deposit accounts. The impact of guidance in this update, including method of implementation of ASC 606, did not have a material impact on the Company’s consolidated financial statements. The following summarizes the Company’s revenue recognition accounting policy for service charges on deposit accounts which is within the scope of ASC 606-

Service Charges on Deposit Accounts. Deposit related fees consist of fees earned on transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as wire fees, ATM use fees, debit card interchange fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that it the point in time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance.

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

Advertising. The Company expenses all media advertising as incurred. Media advertising expense included in other noninterest expenses in the accompanying consolidated statements of operations was approximately $10,000 and $18,000 during the years ended December 31, 2020 and 2019, respectively.

Stock Compensation Plan. The Company has adopted the fair value recognition method and expenses the fair value of any stock options as they vest. Under the fair value recognition method, the Company recognizes stock-based compensation in the accompanying consolidated statements of operations.

Loss Per Share. Basic loss per share is computed on the basis of the weighted-average number of common shares outstanding. In 2020 and 2019, basic and diluted loss per share is the same due to the net loss incurred by the Company. Loss per common share has been computed based on the following:

	Year Ended December 31,
	2020	2019
Weighted-average number of common shares outstanding used to calculate basic and diluted loss per common share	2,934,293	1,901,970

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

The following describes valuation methodologies used for assets measured at fair value:

Debt Securities Available for Sale and Held to Maturity. Where quoted prices are available in an active market, debt securities are classified within Level 1 of the valuation hierarchy. Level 1 debt securities include highly liquid government bonds and certain mortgage products. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include certain collateralized mortgage obligations, mortgage-backed securities, SBA pool securities and taxable municipal securities.

Impaired Loans. The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans. Such adjustments result in level 3 fair value classification for impaired loans measured at fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the allowance policy.

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

Comprehensive loss. GAAP generally requires that recognized revenue, expenses, gains and losses be included in net loss. Although certain changes in consolidated assets and liabilities, such as unrealized gains and losses on debt securities available for sale, are reported as a separate component of the equity section of the consolidated balance sheets, such items along with net loss, are components of comprehensive loss.

Accumulated other comprehensive loss consists of the following (in thousands):

	31-Dec-20	31-Dec-19

Unrealized gain on debt securities available for sale	$50	$11
Unamortized portion of unrealized loss related to debt securities available for sale transferred to debt securities held-to-maturity	(144)	(284)
Income tax benefit	25	68

	$(69)	$(205)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies, continued

Reclassifications. Certain amounts in 2019 consolidated financial statements have been reclassified to conform to the 2020 consolidated financial statement presentation.

Recent Pronouncements. In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13 Financial Instruments-Credit Losses (Topic 326). The ASU improves financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by the Company. The ASU requires the Company to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. The Company will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the condensed consolidated financial statements. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company is in the process of determining the effect of the ASU on its consolidated financial statements.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(2) Debt Securities. Debt Securities have been classified according to management’s intent. The carrying amount of debt securities and approximate fair values are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At December 31, 2020:
Held-to-maturity:
Collateralized mortgage obligations	$2,420	$116	—	$2,536
Mortgage-backed securities	979	34	—	1,013
Total	$3,399	$150	—	$3,549
Available for sale:
SBA Pool Securities	$1,338	$—	$(41)	$1,297
Collateralized mortgage obligations	458	27	—	485
Taxable municipal securities	5,063	29	(7)	5,085
Mortgage-backed securities	11,984	53	(11)	12,026
Total	$18,843	$109	$(59)	$18,893

At December 31, 2019:
Held-to-maturity:
Collateralized mortgage obligations	$4,218	$129	—	$4,347
Mortgage-backed securities	1,588	51	—	1,639
Total	$5,806	$180	—	$5,986
Available for sale:
SBA Pool Securities	$1,734	$—	$(52)	$1,682
Collateralized mortgage obligations	998	18	—	1,016
Mortgage-backed securities	2,666	45	—	2,711
Total	$5,398	$63	$(52)	$5,409

There were no sales of debt securities available for sale during the years ended December 31, 2020 and 2019.

Debt securities with gross unrealized losses, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position, is as follows (in thousands):

	Over Twelve Months		Less Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
At December 31, 2020:
Available for Sale:
SBA Pool Securities	$41	$1,297	$-	$-
Taxable municipal securities	$-	$-	$7	$1,413
Mortgage-backed securities	$-	$-	$11	$3,583
Total	41	1,297	18	4,996
At December 31, 2019 —
Available for Sale —
SBA Pool Securities	$52	1.682	-	-

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

At December 31, 2020 and 2019, the unrealized losses on eleven and six debt securities, respectively were caused by market conditions. It is expected that the debt securities would not be settled at a price less than the book value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

As of December 31, 2020, the Company had pledged securities with a market value of $230,000 as collateral for the Federal Reserve Bank (the “FRB”) discount window.

The Company’s available-for-sale and held-to-maturity debt securities all have contractual maturity dates which are greater than ten years as of December 31, 2020. Expected maturities of these debt securities will differ from contractual maturities because borrowers have the right to call or repay obligations with or without call or prepayment penalties.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3) Loans. The components of loans are as follows (in thousands):

	At December 31, 2020	At December 31, 2019

Residential real estate	$30,254	$28,266
Multi-family real estate	20,637	8,396
Commercial real estate	71,714	55,652
Land and construction	4,750	2,496
Commercial	21,849	4,476
Consumer	5,715	4,903

Total loans	154,919	104,189

(Deduct) add:
Net deferred loan (fees), costs and premiums	(544)	53
Allowance for loan losses	(1,906)	(2,009)

Loans, net	$152,469	$102,233

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3) Loans, Continued. An analysis of the change in the allowance for loan losses for the years ended December 31, 2020 and 2019 follows (in thousands):

	Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Unallocated	Total

Year Ended December 31, 2020:
Beginning balance	531	82	624	21	573	152	26	2,009
Provision (Credit) for loan losses	175	171	260	7	284	149	(26)	1,020
Charge-offs	(259)	—	—	—	(775)	(150)	—	(1,184)
Recoveries	16	—	—	24	21	—	—	61

Ending balance	$463	$253	$884	$52	$103	$151	$—	$1,906
Year Ended December 31, 2019:
Beginning balance	$544	88	545	37	850	25	154	2,243
(Credit) provision for loan losses	(36)	(6)	274	(40)	(277)	134	(128)	(79)
Charge-offs	—	—	(195)	—	—	(7)	—	(202)
Recoveries	23	—	—	24	—	—	—	47

Ending balance	$531	$82	$624	$21	$573	$152	$26	$2,009

The balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2020 and 2019 follows (in thousands):

	Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Unallocated	Total

At December 31, 2020:
Individually evaluated for impairment:
Recorded investment	$—	$—	$2,193	$—	$—	$—	$—	$2,193
Balance in allowance for loan losses	$—	$—	$—	$—	$—	$—	$—	$—

Collectively evaluated for impairment:
Recorded investment	$30,254	$20,637	$69,521	$4,750	$21,849	$5,715	$—	$152,726
Balance in allowance for loan losses	$463	$253	$884	$52	$103	$151	$—	$1,906

At December 31, 2019:
Individually evaluated for impairment:
Recorded investment	$944	$—	$2,206	$—	$812	$—	$—	$3,962
Balance in allowance for loan losses	$258	$—	$—	$—	$531	$—	$—	$789

Collectively evaluated for impairment:
Recorded investment	$27,322	$8,396	$53,446	$2,496	$3,664	$4,903	$—	$100,227
Balance in allowance for loan losses	$273	$82	$624	$21	$42	$152	$26	$1,220

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3)	Loans, Continued.

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

Commercial. Commercial business loans and lines of credit consist of loans to small- and medium-sized companies in the Company’s market area. Commercial loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture. Primarily all of the Company’s commercial loans are secured loans, along with a small amount of unsecured loans. The Company’s underwriting analysis consists of a review of the financial statements of the borrower, the lending history of the borrower, the debt service capabilities of the borrower, the projected cash flows of the business, the value of the collateral, if any, and whether the loan is guaranteed by the principals of the borrower. These loans are generally secured by accounts receivable, inventory and equipment. Commercial loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business, which makes them of higher risk than residential loans and the collateral securing loans may be difficult to appraise and may fluctuate in value based on the success of the business. The Company seeks to minimize these risks through its underwriting standards. The Company took action to support its clients and help its communities by participating in the Payroll Protection Plan (“PPP”). The Company originated 204 PPP loans for a total dollar amount of $19.2 million. These loans are 100% guaranteed by the Small Business Administration (the “SBA”). At December 31, 2020, the outstanding PPP loans totaled $18.4 million.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3)	Loans, Continued. The following summarizes the loan credit quality (in thousands):

	Pass	OLEM (Other Loans Especially Mentioned)	Sub- standard	Doubtful	Loss	Total

At December 31, 2020:
Residential real estate	$29,408	$—	$846	$—	$—	$30,254
Multi-family real estate	20,637	—	—	—	—	20,637
Commercial real estate	63,405	4,449	3,860	—	—	71,714
Land and construction	4,750	—	—	—	—	4,750
Commercial	20,735	1,114	—	—	—	21,849
Consumer	5,715	—	—	—	—	5,715

Total	$144,650	$5,563	$4,706	$—	$—	$154,919
At December 31, 2019:
Residential real estate	$27,322	$—	$944	$—	$—	$28,266
Multi-family real estate	8,396	—	—	—	—	8,396
Commercial real estate	53,011	435	2,206	—	—	55,652
Land and construction	1,261	1,235	—	—	—	2,496
Commercial	3,027	637	812	—	—	4,476
Consumer	4,903	—	—	—	—	4,903

Total	$97,920	$2,307	$3,962	$—	$—	$104,189

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3)	Loans, Continued. Age analysis of past due loans at December 31, 2020 and 2019 is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At December 31, 2020:
Residential real estate	$977	$—	$—	$977	$29,277	$—	$30,254
Multi-family real estate	—	—	—	—	20,637	—	20,637
Commercial real estate	—	—	—	—	69,521	2,193	71,714
Land and construction	—	—	—	—	4,750	—	4,750
Commercial	—	—	—	—	21,849	—	21,849
Consumer	6	—	—	6	5,709	—	5,715

Total	$983	$—	$—	$983	$151,743	$2,193	$154,919

At December 31, 2019:
Residential real estate	$944	$—	$—	$944	$27,322	$—	$28,266
Multi-family real estate	—	—	—	—	8,396	—	8,396
Commercial real estate	—	—	—	—	55,652	—	55,652
Land and construction	1,235	—	—	1,235	1,261	—	2,496
Commercial	—	—	—	—	3,664	812	4,476
Consumer	—	—	—	—	4,903	—	4,903

Total	$2,179	$—	$—	$2,179	$101,198	$812	$104,189

The following summarizes the amount of impaired loans (in thousands):

	At December 31, 2020			At December 31, 2019
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Commercial real estate	$2,193	$2,193	—	$2,206	$2,206	—

With related allowance recorded:
Residential real estate	—	—	—	944	944	258
Commercial	—	—	—	812	812	531

Total
Residential real estate	$—	$—	$—	$944	$944	$258
Commercial real estate	$2,193	$2,193	$—	$2,206	$2,206	$—
Commercial	$—	$—	$—	$812	$812	$531

Total	$2,193	$2,193	$—	$3,962	$3,962	$789

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3)	Loans, Continued. The average recorded investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	For the Year Ended December 31,
	2020			2019
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received

Residential real estate	$651	$18	$11	$949	$75	$69
Commercial real estate	$2,194	$78	$60	$2,672	$115	$113
Commercial	$499	$—	$18	$1,208	$43	$48

Total	$3,344	$96	$89	$4,829	$233	$230

No loans have been determined to be troubled debt restructurings (TDR’s) during the year ended December 31, 2020 and 2019. At December 31, 2020 and 2019, there were no loans modified and entered into TDR’s within the past twelve months, that subsequently defaulted during the years ended December 31, 2020 or 2019.

The Company has elected to account for eligible loan modifications under Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). To be eligible, a loan modification must be (1) related to the COVID-19 pandemic; (2) executed on a loan that was not more than thirty days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) sixty days after the date of termination of the national emergency declared by the President on March 13, 2020 concerning the COVID-19 outbreak (the “national emergency”) or (B) December 31, 2020. Eligible loan modifications are not required to be classified as TDRs and will not be reported as past due provided that they are performing in accordance with the modified terms. Interest income will continue to be recognized in accordance with GAAP unless the loan is placed on nonaccrual status in accordance with the nonaccrual policy.

During 2020, the Company executed short-term loan payment deferment modifications on certain loans. These modifications qualified as eligible loan modifications under Section 4013 of the CARES Act and therefore, were not required to be classified as TDRs and were not reported as past due. All of the loans that received short-term COVID-19 deferrals had reverted back to their original pre-modification terms and are being paid as agreed.

(4)	Premises and Equipment A summary of premises and equipment follows (in thousands):

	At December 31,
	2020	2019
Land	$426	$426
Buildings and improvements	654	654
Furniture, fixtures and equipment	730	664
Leasehold improvements	505	367

Total, at cost	2,315	2,111

Less accumulated depreciation and amortization	(902)	(722)

Premises and equipment, net	$1,413	$1,389

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(5)	Leases. The Company’s operating lease obligation is for two of the Company’s branch locations. Our leases have a weighted-average remaining lease term of approximately 7.4 years and do not offer options to extend the leases. The components of lease expense and other lease information are as follows (in thousands):

	For the year ended December 31,
	2020	2019

Operating lease cost	$171	$99
Cash paid for amounts included in measurement of lease liabilities	$158	$93

	At December 31, 2020		At December 31, 2019

Operating lease right-of-use assets	$904		1,055
Operating lease liabilities	$923		1,061
Weighted-average remaining lease term	7.4	years	8.4	years
Weighted-average discount rate	2.1%		2.1%

Future minimum lease payments under non-cancellable leases, reconciled to our discounted operating lease liabilities are as follows (in thousands):

At December 31, 2020
2021	$163
2022	$161
2023	$92
2024	$94
2025	$91
Thereafter	$397
Total future minimum lease payments	$998
Less imputed interest	$(75)
Total operating lease liability	$923

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(6)	Deposits

The aggregate amount of time deposits with a minimum denomination of $250,000 was approximately $2.5 million and $4.9 million at December 31, 2020 and 2019, respectively.

A schedule of maturities of time deposits at December 31, 2020 follows (in thousands):

Maturing Year Ending December 31,	Amount
2021	$17,471
2022	3,040
2023	493
2024	252
2025	487
$21,743

(7)	Federal Home Loan Bank Advances and Other Available Credit

The maturities and interest rates on the Federal Home Loan Bank (“FHLB”) advances were as follows (dollars in thousands)

Maturity Year Ending	Interest	At December 31,
December 31,	Rate	2020	2019
2021	1.68%	$5,000	$5,000
2024	1.96%	4,000	4,000
2025	1.08%	10,000	—
2029	1.69%	4,000	4,000
		$23,000	$13,000

At December 31, 2020, one FHLB advance in the amount of $5.0 million had a fixed interest rate, and three FHLB Advances were structured advances with potential calls on a quarterly basis.

FHLB advances are collateralized by a blanket lien requiring the Company to maintain certain first mortgage loans as pledged collateral. At Decmeber 31, 2020, the Company has remaining credit availability of $29.1 million which can be used if additional collateral is pledged. At December 31, 2020, the Company had loans pledged with a carrying value of $86.6 million as collateral for FHLB advances.

At December 31, 2020, the Company also had lines of credit amounting to $9.5 million with four correspondent banks to purchase federal funds. The Company also has a line of credit with the Federal Reserve Bank under which the Company may draw up to $223,000. The line is secured by $230,000 in securities. At December 31, 2020 and 2019 there were no borrowings under these lines of credit.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(8)	Financial Instruments

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	At December 31, 2020			At December 31, 2019
	Carrying Amount	Fair Value	Level	Carrying Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$54,629	$54,629	1	$8,934	$8,934	1
Debt Securities available for sale	18,893	18,893	2	5,409	5,409	2
Debt Securities held-to-maturity	3,399	3,549	2	5,806	5,986	2
Loans	152,469	153,276	3	102,233	102,060	3
Federal Home Loan Bank stock	1,092	1,092	3	642	642	3
Accrued interest receivable	1,336	1,336	3	432	432	3

Financial liabilities:
Deposit liabilities	190,759	191,011	3	101,372	101,256	3
Federal Home Loan Bank advances	23,000	23,254	3	13,000	13,137	3
Junior subordinated debenture	2,068	N/A(1)	3	2,580	N/A(1)	3
Off-balance sheet financial instruments	—	—	3	—	—	3

(1)	The Company is unable to determine value based on significant unobservable inputs required in the calculation. Refer to Note1 for further information.

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

Commitments to extend credit, unused lines of credit, and standby letters of credit typically result in loans with a market interest rate when funded. A summary of the contractual amounts of the Company’s financial instruments with off-balance-sheet risk at December 31, 2020 follows (in thousands):

Commitments to extend credit	$5,790

Unused lines of credit	$9,624

Standby letters of credit	$4,550

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(9)	Income Taxes

Income tax benefit consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019
Current:
Federal	$—	$—
State	—	—

Total Current	—	—

Deferred:
Federal	(161)	(240)
State	(34)	(50)
Change in Valuation Allowance	195	238

Total Deferred	—	(52)

Total	$—	$(52)

The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows (dollars in thousands):

	Year Ended December 31,
	2020		2019
	Amount	% of Pretax Loss	Amount	% of Pretax Loss

Income tax benefit at statutory rate	$(164)	21%	$(242)	21%
Increase (decrease) resulting from:
State taxes, net of Federal tax benefit	(34)	4.4%	(50)	4.3%
Other permanent differences	3	(0.4)%	2	(0.2)%
Change in valuation allowance	195	(25)%	238	(20.7)%
	$—	0%	$(52)	4.4%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	At December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$4,284	$4299
Premises and equipment	60	65
Nonaccrual loan interest	40	51
Lease Liability	234	269
Unrealized gain on debt securities	25	68
Other	—	1

	4,643	4,753
Less: Valuation allowance	4,005	3,810

Total deferred tax assets	638	943

Deferred tax liabilities:
Allowance for loan losses	(283)	(541)
Right of use lease assets	(229)	(267)
Loan costs	(101)	(67)
Total deferred tax liabilities	(613)	(875)
Net deferred tax asset	$25	$68

During the years ended December 31, 2020 and 2019, the Company assessed its earnings history and trend over the past year and its estimate of future earnings, and determined that it was more likely than not that the deferred tax assets would not be realized in the near term. Accordingly, a valuation allowance was recorded and maintained against the net deferred tax asset for the amount not expected to be realized in the future. At December 31, 2020 and 2019, the net deferred tax asset of $25,000 and $68,000, respectively, was presented under the caption “other assets” on the accompanying consolidated balance sheets.

At December 31, 2020, the Company had net operating loss carryforwards of approximately $16.9 million for Federal and Florida tax purposes available to offset future taxable income. These carryforwards will begin to expire in 2029. A portion of the Federal and Florida net operating losses are subject to Internal Revenue Code (“IRC”) Section 382 limitations.

The Company files U.S. and Florida income tax returns. The Company is no longer subject to U.S. Federal or state income tax examinations by taxing authorities for years before 2017.

The Company regularly reviews its tax positions in each significant taxing jurisdiction in the process of evaluating its unrecognized tax benefits. The Company makes adjustments to its unrecognized tax benefits when: (i) facts and circumstances regarding a tax position change, causing a change in management’s judgment regarding that tax position; (ii) a tax position is effectively settled with a tax authority at a differing amount; and/or (iii) the statute of limitations expires regarding a tax position. The Company does not expect a change in unrecognized tax benefits in the next 12 months.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(9)	Income Taxes, Continued

The Company files U.S. and Florida income tax returns. The Company is no longer subject to U.S. Federal or state income tax examinations by taxing authorities for years before 2017.

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

During 2020, the Company incurred approximately $44,000 in legal fees payable to a law firm owned by a director.

At December 31, 2020 and 2019, related parties had approximately $36,000,000 and $828,000, respectively, on deposit with the Company.

At December 31, 2020, all of the outstanding Trust Preferred Securities were held by a company affiliated with a director of the Company.

At December 31, 2020 and 2019, related party loans totaled $1,100,000 and $1,000,000, respectively.

As disclosed in Note 4, the Company sold one of its branch locations to a related party.

As discussed in Note 18, during 2020, the Company issued 400 shares of preferred stock to a related party at a cash price of $25,000 per share, or an aggregate of $10 million. The related party is a significant common stockholder.

(11)	Stock-Based Compensation

The Company is authorized to grant stock options, stock grants and other forms of equity-based compensation under its 2018 Equity Incentive Plan, as amended, (the “Plan”). The plan has been approved by the shareholders. The Company is authorized to issue up to 550,000 shares of common stock under the 2018 Plan, of which 237,792 have been issued, and 312,208 shares remain available for grant.

During the year ended December 31, 2019, the Company recorded compensation expense of $201,000 with respect to 58,309 shares issued to a director for services performed.

During the year ended December 31, 2020, the Company recorded compensation expense of $219,000 with respect to 80,602 shares issued to a director and an executive officer for services performed.

(12)	Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts, and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(12)	Regulatory Matters, Continued

In 2019, the federal banking agencies jointly issued a final rule that provides for an optional, simplified measure of capital adequacy, the community bank leverage ratio framework (CBLR framework), for qualifying community banking organizations. The final rule became effective on January 1, 2020 and was elected by the Bank. In April 2020, the federal banking agencies issued an interim final rule that makes temporary changes to the CBLR framework, pursuant to section 4012 of the Coronavirus Aid, Relief, and Economic Security (CARES) Act, and a second interim final rule that provides a graduated increase in the community bank leverage ratio requirement after the expiration of the temporary changes implemented pursuant to section 4012 of the CARES Act.

The community bank leverage ratio removes the requirement for qualifying banking organizations to calculate and report risk-based capital but rather only requires a Tier 1 to average assets (leverage) ratio. Qualifying community banking organizations that elect to use the community bank leverage ratio framework and that maintain a leverage ratio of greater than required minimums will be considered to have satisfied the generally applicable risk based and leverage capital requirements in the agencies’ capital rules (generally applicable rule) and, if applicable, will be considered to have met the well capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. Under the interim final rules, the community bank leverage ratio minimum requirement is 8% as of December 31, 2020, 8.5% for calendar year 2021, and 9% for calendar year 2022 and beyond. The interim rule allows for a two-quarter grace period to correct a ratio that falls below the required amount, provided that the Bank maintains a leverage ratio of 7% as of December 31, 2020, 7.5% for calendar year 2021, and 8% for calendar year 2022 and beyond. Under the final rule, an eligible community banking organization can opt out of the CBLR framework and revert back to the risk-weighting framework without restriction.

Management believes, as of December 31, 2020, that the Bank meets all capital adequacy requirements to which it is subject. The Bank’s actual capital amounts and percentages are presented in the table ($ in thousands):

	Actual		To Be Well Capitalized Under Prompt Corrective Action Regulations (CBLR Framework)
	Amount	%	Amount	%
As of December 31, 2020:
Tier I Capital to Total Assets	19,261	9.00%	17,116	8.00%

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
As of December 31, 2019:
Total Capital to Risk-Weighted Assets	$12,212	12.03%	$8,124	8.00%	$10,154	10.00%
Tier I Capital to Risk-Weighted Assets	10,934	10.77	6,093	6.00	8,124	8.00
Common equity Tier I capital to Risk-Weighted Assets	10,934	10.77	4,569	4.50	6,600	6.50
Tier I Capital to Total Assets	10,934	8.73	5,010	4.00	6,263	5.00

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(13)	Dividends.

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

The Company has a 401(k) Profit Sharing plan covering all eligible employees who are over the age of twenty-one and have completed one year of service. The Company may make a matching contribution each year. The Company did not make any matching contributions in connection with this plan during the years ended December 31, 2020 or 2019.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(16)	Fair Value Measurement

There were no impaired collateral dependent loans measured at fair value on a nonrecurring basis of December 31, 2020. Impaired collateral-dependent loans measured at fair value on a nonrecurring basis were as follows at December 31, 2019 (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations For the Year Ended December 31, 2019
Residential real estate	$686	$—	$—	$686	$258	$—

Debt securities available for sale measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

At December 31, 2020:
SBA Pool Securities	$1,297	$—	$1,297	$—
Collateralized mortgage obligations	485	—	485	—
State and political subdivision	5,085	—	5,085
Mortgage-backed securities	12,026	—	12,026	—
Total	$18,893	—	18,893	—

At December 31, 2019:
SBA Pool Securities	$1,682	$—	$1,682	$—
Collateralized mortgage obligations	1,016	—	1,016	—
Mortgage-backed securities	2,711	—	2,711	—
Total	$5,409	—	$5,409	$—

During the years ended December 31, 2020 and 2019, no debt securities were transferred in or out of Level 3.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(17)	Company Unconsolidated Financial Information

The Company’s unconsolidated financial information as of December 31, 2020 and 2019 and for the years then ended follows (in thousands):

Condensed Balance Sheets

	At December 31,
	2020	2019
Assets

Cash	$123	$10
Investment in subsidiary	19,193	10,730
Other assets	642	167

Total assets	$19,958	$10,907

Liabilities and Stockholders’ Equity

Other liabilities	$56	$1,120
Junior subordinated debenture	2,068	2,580
Stockholders’ equity	17,834	7,207

Total liabilities and stockholders’ equity	$19,958	$10,907

Condensed Statements of Operations

	Year Ended December 31,
	2020	2019
Loss of subsidiary	$(43)	$(246)
Interest expense	(122)	(294)
Other expense	(617)	(560)

Net loss	$(782)	$(1,100)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(782)	$(1,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	219	201
Equity in undistributed loss of subsidiary	43	246
(Decrease) increase in other liabilities	(1,062)	387
(Increase) decrease in other assets	(475)	31

Net cash used in operating activities	(2,057)	(235)

Cash flow from investing activities –
Capital infusion to bank subsidiary	(8,370)	—

Cash flow from financing activities:
Proceeds from sale of preferred stock	10,000	—
Proceeds from sale of common stock	540	—

Cash provided by financing activities	10,540	—

Net increase (decrease) in cash	113	(235)

Cash at beginning of the year	10	245

Cash at end of year	$123	$10

Noncash transactions:

Change in accumulated other comprehensive loss of subsidiary, net change in unrealized gain on debt securities available for sale, net of income taxes	$136	$125

Common stock issued and reclassified from other liabilities	—	31

Issuance of common stock in exchange for Trust Preferred Securities	$514	$2,644

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(18)	Preferred Stock

During 2020, the Company issued 400 shares of Series B Participating Preferred Stock (the “Series B Preferred Stock”) to a related party at a cash price of $25,000 per share, or an aggregate of $10,000,000. The related party is a significant common stockholder. The Preferred Stock has no par value. Except in the case of liquidation, if the Company declares or pays a dividend or distribution on the common stock, the Company shall simultaneously declare and pay a dividend on the Series B Preferred Stock on a pro rata basis with the common stock determined on an as-converted basis assuming all shares of Series B Preferred Stock had been converted immediately prior to the record date of the applicable dividend. The Preferred Stock is convertible into 4,000,000 shares of common stock, at the option of the Company, subject to the prior fulfilment of the following conditions: (i) such conversion shall have been by approved by the holders of a majority of the outstanding common stock of the Company; and (ii) such conversion shall not result in any holder of the Series B Preferred Stock and any persons with whom the holder may be acting in concert, becoming beneficial owners of more than 9.9% of the outstanding shares of the common stock. The number of shares issuable upon conversion is subject to adjustment based on the terms of the amended Certificate of Designation in the Amendment to the Company’s Articles of Incorporation filed on December 28, 2020 (the “Certificate of Designation”) The Preferred Stock has preferential liquidation rights over common stockholders and holders of junior securities. The liquidation price is the greater of $25,000 per share of preferred stock or such amount per share of preferred stock that would have been payable had all shares of the preferred stock been converted into common stock per the terms of the Certificate of Designation immediately prior to a liquidation. The Preferred Stock generally has no voting rights except as provided in the Certificate of Designation

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, the Company used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its evaluation under the framework in Internal Control-Integrated Framework, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2020.

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

(c) Changes in Internal Controls

The Company has made no significant changes in its internal controls over financial reporting during the year ended December 31, 2020 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

A list of the Company’s executive officers and biographical information about them and its directors will be included in the definitive Proxy Statement for its 2021 Annual Meeting of Stockholders, which will be filed within 120 days of the end of its fiscal year ended December 31, 2020 (the “2021 Proxy Statement”) and is incorporated herein by reference. Information about its Audit Committee may be found in the Proxy Statement. That information is incorporated herein by reference.

Item 11. Executive Compensation

Information relating to the Company’s executive officer and director compensation and the compensation committee of its Board of Directors will be included in the 2021 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to security ownership of certain beneficial owners of its common stock and information relating to the security ownership of its management will be included in the 2021 Proxy Statement and is incorporated herein by reference.

The Company has one equity compensation plan under which shares of its common stock were available to be issued at December 31, 2020. The plan was previously approved by its shareholders. The following table sets forth information as of December 31, 2020 with respect to the number of shares of the Company’s common stock issuable pursuant to this plan.

Equity Compensation Plan Information

The following table provides information generally as of December 31, 2020, regarding securities to be issued on exercise of stock options, and securities remaining available for issuance under the Company’s equity compensation plan that was in effect during fiscal year 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under the equity compensation plan
Equity compensation plans approved by stockholders	—	$—	312,208

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence will be included in the 2021 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accounting fees and services will be included in the 2021 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

3.1	Articles of Amendment to the Articles of Incorporation, effective as of December 28, 2020

3.2	Amended Articles of Incorporation

4.3	Bylaws (incorporated by reference from Current Report on Form 8-K filed with the SEC on May 11, 2004)

4.1	Form of stock certificate (incorporated by reference from Quarterly Report on Form 10-QSB filed with the SEC on August 12, 2004)

10.1	OptimumBank Holdings, Inc. 2018 Equity Incentive Plan (incorporated by reference from Proxy Statement on Schedule 14-A filed with the SEC on May 2, 2018)

10.2	Amended and Restated Stock Purchase Agreement, dated as of December 5, 2011, between OptimumBank Holdings, Inc. and Moishe Gubin (incorporated by reference from Current Report on Form 8-K filed with the SEC on December 9, 2011)

10.3	Amended and Restated Stock Purchase Agreement, dated as of March 22, 2013, between OptimumBank Holdings, Inc. and Moishe Gubin (incorporated by reference from Current Report on Form 8-K filed with the SEC on March 28, 2013)

10.4	Form of Registration Rights Agreement between OptimumBank Holdings, Inc. and Moishe Gubin (incorporated by reference from Current Report on Form 8-K filed with the SEC on October 31, 2011)

10.5	Form of Registration Rights Agreement between OptimumBank Holdings, Inc. and Investors (incorporated by reference from Current Report on Form 8-K filed with the SEC on October 31, 2011)

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated by reference from Annual Report on Form 10-K filed with the SEC on March 31, 2010)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Principal Executive Officer under 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer under 18 U.S.C. Section 1350

EXHIBIT INDEX

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lauderdale, State of Florida, on the 25 day of March, 2020.

OPTIMUMBANK HOLDINGS, INC.

/s/ Moishe Gubin
Moishe Gubin
Chairman of the Board

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Moishe Gubin	Chairman of the Board	March 25, 2021
Moishe Gubin

/s/ Joel Klein	Principal Financial Officer	March 25, 2021
Joel Klein

/s/ H Fai Chan	Director	March 25, 2021
H Fai Chan

/s/ Moishe Gubin	Director	March 25, 2021
Moishe Gubin

/s/ Martin Schmidt	Director	March 25, 2021
Martin Schmidt

/s/ Joel Klein	Director	March 25, 2021
Joel Klein

/s/ Avi M. Zwelling	Director	March 25, 2021
Avi M. Zwelling

/s/ Jeffry Wagner	Director	March 25, 2021
Jeffry Wagner

