Form 10-K/A
period 2020-12-31
OptimumBank Holdings, Inc.
filed 2021-04-30
CIK 1288855

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

Explanatory Note

This Annual Report on Form 10-K/A amends the registrant’s Annual Report on Form 10-K, as filed by the registrant with the Securities and Exchange Commission on March 25, 2021, as follows:

●	To add Exhibit 4.4; and

●	To reflect that Timothy Terry is the Company’s Principal Executive Officer. The original Form 10-K incorrectly reflected that Moishe Gubin was the Principal Executive Officer.

Except as described above, no other information contained in Form 10-K is amended by this Form 10-K/A. In order to comply with the technical requirements of Rule 12b-15 in connection with the filing of this Form 10-K/A, updated certifications are being filed with this Form 10-K/A.

2

Item 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description
Exhibit 4.4	Description of Securities	Filed with the Securities and Exchange Commission as part of this Form 10-K/A.

EXHIBIT 31.1	Rule 13a-14(a)/15d-14(a) Certification, signed by Timothy Terry	Filed with the Securities and Exchange Commission as part of this Form 10-K/A.

EXHIBIT 31.2	Rule 13a-14(a)/15d-14(a) Certification, signed by Joel Klein	Filed with the Securities and Exchange Commission as part of this Form 10-K/A.

EXHIBIT 32.1	Section 1350 Certification, signed by Timothy Terry	Filed with the Securities and Exchange Commission as part of this Form 10-K/A.

EXHIBIT 32.2	Section 1350 Certification, signed by Joel Klein	Filed with the Securities and Exchange Commission as part of this Form 10-K/A.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lauderdale, State of Florida, on the 29th day of April, 2021.

OPTIMUMBANK HOLDINGS, INC.

/s/ Timothy Terry
Timothy Terry
Principal Executive Officer

4