Form 10-Q
period 2021-03-31
OptimumBank Holdings, Inc.
filed 2021-05-12
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,214,497 shares of common stock, $.01 par value, issued and outstanding as of May 12, 2021.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

i

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets:
Cash and due from banks	$25,841	$25,523
Interest-bearing deposits with banks	27,853	29,106
Total cash and cash equivalents	53,694	54,629
Debt securities available for sale	22,380	18,893
Debt securities held-to-maturity (fair value of $2,570 and $3,549)	2,465	3,399
Loans, net of allowance for loan losses of $1,890 and $1,906	168,309	152,469
Federal Home Loan Bank stock	793	1,092
Premises and equipment, net	1,411	1,413
Right-of-use lease assets	1,058	904
Accrued interest receivable	1,113	1,336
Other assets	1,353	977

Total assets	$252,576	$235,112
Liabilities and Stockholders’ Equity:

Liabilities:
Noninterest-bearing demand deposits	$76,833	$58,312
Savings, NOW and money-market deposits	112,851	110,704
Time deposits	19,825	21,743

Total deposits	209,509	190,759

Federal Home Loan Bank advances	18,000	23,000
Junior subordinated debenture	2,068	2,068
Official checks	36	142
Operating lease liabilities	1,079	923
Other liabilities	561	386

Total liabilities	231,253	217,278

Commitments and contingencies (Notes 1, 8 and 11)
Stockholders’ equity:
Preferred stock, no par value; 6,000,000 shares authorized:	—	—
Designated Series B, no par value, 560 shares authorized, 560 and 400 shares issued and outstanding in 2020	—	—
Common stock, $.01 par value; 10,000,000 shares authorized, 3,214,497 and 3,203,455 shares issued and outstanding	32	32
Additional paid-in capital	54,304	50,263
Accumulated deficit	(32,044)	(32,392)
Accumulated other comprehensive loss	(969)	(69)

Total stockholders’ equity	21,323	17,834
Total liabilities and stockholders’ equity	$252,576	$235,112

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2021	2020
Interest income:
Loans	$1,847	$1,413
Debt securities	91	46
Other	27	44

Total interest income	1,965	1,503

Interest expense:
Deposits	181	402
Borrowings	98	105

Total interest expense	279	507

Net interest income	1,686	996

(Credit) provision for loan losses	(24)	189

Net interest income after (credit) provision for loan losses	1,710	807

Noninterest income:
Service charges and fees	151	67
Other	25	6

Total noninterest income	176	73

Noninterest expenses:
Salaries and employee benefits	698	548
Professional fees	112	171
Occupancy and equipment	152	148
Data processing	178	117
Insurance	23	24
Regulatory assessment	61	41
Other	314	139

Total noninterest expenses	1,538	1,188

Net earnings (loss) before income taxes	348	(308)

Income taxes	-	-

Net earnings (loss)	$348	$(308)

Net earnings (loss) per share - Basic and diluted	$0.11	$(0.11)

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2021	2020

Net earnings (loss)	$348	$(308)

Other comprehensive (loss) income:
Change in unrealized gain on debt securities-
Unrealized (loss) gain arising during the year	(922)	53

Amortization of unrealized loss on debt securities transferred to held-to-maturity	47	24

Other comprehensive (loss) income before income taxes	(875)	77

Deferred income taxes	(25)	(24)

Total other comprehensive (loss) income	(900)	53

Comprehensive loss	$(552)	$(255)

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2021 and 2020

(Dollars in thousands)

	Preferred Stock						Additional		Accumulated Other
	Series A		Series B		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2019	—	$—	—	$—	2,853,171	$28	$38,994	$(31,610)	$(205)	$7,207

Proceeds from the sale of common stock (unaudited)	—	—	—	—	98,182	1	538	—	—	539

Net loss for the three months ended March 31, 2020 (unaudited)	—	—	—	—	—	—	—	(308)	—	(308)

Net change in unrealized loss on debt securities available for sale, net of income taxes (unaudited)	—	—	—	—	—	—	—	—	35	35

Amortization of unrealized loss on debt securities transferred to held-to-maturity, net of income taxes (unaudited)	—	—	—	—	—	—	—	—	18	18

Balance at March 31, 2020 (unaudited)	—	—	—	—	2,951,353	29	39,532	(31,918)	(152)	7,491

Balance at December 31, 2020	—	—	400	—	3,203,455	32	50,263	(32,392)	(69)	17,834

Proceeds from the sale of preferred stock (unaudited)	—	—	160	—	—	—	4,000	—	—	4,000

Common stock issued for junior subordinated debenture interest payable (unaudited)	—	—	—	—	11,042	—	41	—	—	41

Net change in unrealized gain on loss securities available for sale (unaudited)	—	—	—	—	—	—	—	—	(922)	(922)

Amortization of unrealized loss on debt securities transferred to held-to-maturity (unaudited)	—	—	—	—	—	—	—	—	22	22

Net earnings (unaudited)	—	—	—	—	—	—	—	348	—	348

Balance at March 31, 2021 (unaudited)	—	—	560	$—	3,214,497	$32	$54,304	$(32,044)	$(969)	$21,323

See accompanying notes to condensed consolidated financial statements

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net earnings (loss)	$348	$(308)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
(Credit) provision for loan losses	(24)	189
Depreciation and amortization	51	46
Net (accretion) amortization of fees, premiums and discounts	(59)	38
Decrease (increase) in accrued interest receivable	223	(8)
Amortization of right of use asset	37	38
Net decrease in operating lease liabilities	(35)	(34)
(Increase) decrease in other assets	(401)	24
Increase (Decrease) in official checks and other liabilities	110	(17)
Net cash provided by (used in) operating activities	250	(32)

Cash flows from investing activities:
Purchase of debt securities available for sale	(5,193)	—
Principal repayments of debt securities available for sale	740	514
Principal repayments of debt securities held-to-maturity	954	340
Net increase in loans	(15,686)	(5,205)
Purchases of premises and equipment	(49)	(140)
Redemption (purchase) of FHLB stock	299	(449)

Net cash used in investing activities	(18,935)	(4,940)

Cash flows from financing activities:
Net increase in deposits	18,750	4,387
Net (decrease) increase in FHLB Advances	(5,000)	10,000
Proceeds from sale of preferred stock	4,000	—
Proceeds from sale of common stock	—	539

Net cash provided by financing activities	17,750	14,926

Net (decrease) increase in cash and cash equivalents	(935)	9,954

Cash and cash equivalents at beginning of the period	54,629	8,934

Cash and cash equivalents at end of the period	$53,694	$18,888

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$290	$460

Income taxes	$—	$—

Noncash transaction -
Change in accumulated other comprehensive loss, net change in unrealized (loss) gain on debt securities available for sale, net of income taxes	$(900)	$53

Amortization of unrealized loss on debt securities transferred to held-to-maturity	$47	$24

Right-of use lease assets obtained in exchange for operating lease liabilities	$191	$—

Issuance of common stock for Junior Subordinated Debenture interest payable	$41	$—

See accompanying notes to condensed consolidated financial statements

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	General. OptimumBank Holdings, Inc. (the “Company”) is a one-bank holding company and owns 100% of OptimumBank (the “Bank”), a Florida-chartered commercial bank. The Company’s only business is the operation of the Bank. The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of community banking services to individual and corporate customers through its three banking offices located in Broward County, Florida.

Basis of Presentation. In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2021, and the results of operations and cash flows for the three-month periods ended March 31, 2021 and 2020. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2021, are not necessarily indicative of the results to be expected for the full year.

Subsequent Events. The Company has evaluated subsequent events through May 12, 2021, which is the date the condensed consolidated financial statements were issued, determining no additional events required disclosure.

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

The Company had been in default under the Junior Subordinated Debenture due to the failure to pay interest since 2015. In September 2020, the Company paid approximately $1.1 million to the holders of the outstanding Trust Preferred Securities, which represented all accrued interest through September 2020 under the Junior Subordinated Debenture attributable to the Trust Preferred Securities that had not been cancelled. The coupon interest rate floats quarterly at the three-month LIBOR rate plus 2.45% (2.67% at March 31, 2021).

During 2018, the Company issued 301,778 shares of common stock in exchange for 694 Trust Preferred Securities. For accounting purposes, the Trust Preferred Securities acquired by the Company were deemed to be cancelled. As a result, the Company cancelled $694,000 in principal amount of the Trust Preferred Securities, together with accrued interest of $211,000, and increased its stockholders’ equity by the same amount.

During 2019, the Company issued 924,395 shares of common stock in exchange for 1,881 Trust Preferred Securities. For accounting purposes, the Trust Preferred Securities acquired by the Company were deemed to be cancelled. As a result, the Company cancelled $1,881,000 in principal amount of the Trust Preferred Securities, together with accrued interest of $763,000, and increased its stockholders’ equity by the same amount.

During December 2020, the Company issued 171,500 shares of common stock in exchange for 512 Trust Preferred Securities. For accounting purposes, the Trust Preferred Securities acquired by the Company were deemed to be cancelled. As a result, the Company cancelled $512,000 in principal amount of the Trust Preferred Securities, together with accrued interest of $2,000, and increased its stockholders’ equity by the same amount.

During the first quarter of 2021, the Company issued 11,042 shares of common stock to pay approximately $41,000 of accrued interest associated with the outstanding Trust Preferred Securities.

The principal owed by the Company in connection with the Junior Subordinated Debenture was $2,068,000 at March 31, 2021 and December 31, 2020, respectively. There was no accrued interest owed by the Company associated with the Junior Subordinated Debenture at March 31, 2021. The accrued interest owed by the Company associated with the Junior Subordinated Debenture was $30,000 at December 31, 2020 and is presented on the accompanying consolidated balance sheet under the caption “Other liabilities”.

The Company currently intends to acquire the remaining Trust Preferred Securities in 2021 in exchange for shares its common stock in the second quarter, although it has not yet entered into any agreement or commitment with respect to such an exchange.

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

Accumulated other comprehensive loss consists of the following (in thousands):

	March 31,	December 31,
	2021	2020

Unrealized (loss) gain on debt securities available for sale	$(872)	$50
Unamortized portion of unrealized loss related to debt securities available for sale transferred to securities held-to-maturity	(97)	(144)
Income tax benefit	-	25

	$(969)	$(69)

Income Taxes. The Company assessed its earnings history and trends and estimates of future earnings, and determined that the deferred tax asset could not be realized as of March 31, 2021. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2)	Debt Securities. Debt Securities have been classified according to management’s intent. The carrying amount of debt securities and approximate fair values are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

At March 31, 2021:
Available for sale:
SBA Pool Securities	$1,272	$—	$(39)	$1,233
Collateralized mortgage obligations	369	23	—	392
Taxable municipal securities	10,249	—	(591)	9,658
Mortgage-backed securities	11,362	38	(303)	11,097
Total	$23,252	$61	$(933)	$22,380

Held-to-maturity:
Collateralized mortgage obligations	$1,864	$86	—	$1,950
Mortgage-backed securities	601	19	—	620
Total	$2,465	$105	—	$2,570

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At December 31, 2020:
Available for sale:
SBA Pool Securities	$1,338	$—	$(41)	$1,297
Collateralized mortgage obligations	458	27	—	485
Taxable municipal securities	5,063	29	(7)	5,085
Mortgage-backed securities	11,984	53	(11)	12,026
Total	$18,843	$109	$(59)	$18,893

Held-to-maturity:
Collateralized mortgage obligations	$2,420	$116	—	$2,536
Mortgage-backed securities	979	34	—	1,013
Total	$3,399	$150	—	$3,549

There were no sales of debt securities during the three months ended March 31, 2021 and 2020.

Debt Securities available for sale with gross unrealized losses, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position, is as follows (in thousands):

	At March 31, 2021
			Less Than Twelve
	Over Twelve Months		Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Available for Sale :
SBA Pool Securities	39	1,233	—	—
Taxable municipal securities	—	—	591	9,658
Mortgage-backed securities	—	—	303	9,830
Total	$39	$1,233	$894	$19,488

	At December 31, 2020
	Over Twelve Months		Less Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

Available for Sale :
SBA Pool Securities	41	1,297	—	—
Taxable municipal securities	—	—	7	1,413
Mortgage-backed securities	—	—	11	3,583
Total	$41	$1,297	$18	$4,996

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

At March 31, 2021 and December 31, 2020, the unrealized losses on twenty-seven and eleven debt securities respectively, were caused by market conditions. It is expected that the debt securities would not be settled at a price less than the book value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans. The components of loans are as follows (in thousands):

	March 31,	December 31,
	2021	2020

Residential real estate	$29,001	$30,254
Multi-family real estate	20,229	20,637
Commercial real estate	70,896	71,714
Land and construction	4,415	4,750
Commercial	36,515	21,849
Consumer	10,217	5,715

Total loans	171,273	154,919

Deduct:
Net deferred loan fees, costs and premiums	(1,074)	(544)
Allowance for loan losses	(1,890)	(1,906)

Loans, net	$168,309	$152,469

An analysis of the change in the allowance for loan losses follows (in thousands):

	Residential	Multi-Family	Commercial	Land and
	Real Estate	Real Estate	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
Three Months Ended March 31, 2021:

Beginning balance	463	253	884	52	103	151	—	1,906
(Credit) Provision for loan losses	(91)	(15)	(41)	(10)	(4)	137	—	(24)
Charge-offs	—	—	—	—	—	(20)	—	(20)
Recoveries	24	—	—	4	—	—	—	28
Ending balance	$396	$238	$843	$46	$99	$268	$—	$1,890

Three Months Ended March 31, 2020:
Beginning balance	$531	$82	$624	$21	$573	$152	$26	$2,009
Provision (credit) for loan losses	47	41	105	23	5	(6)	(26)	189
Charge-offs	—	—	—	—	—	(10)	—	(10)
Recoveries	4	—	—	6	—	—	—	10

Ending balance	$582	$123	$729	$50	$578	$136	$—	$2,198

	Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Unallocated	Total
At March 31, 2021:
Individually evaluated for impairment:
Recorded investment	$—	$—	$—	$—	$—	$—	$—	$—
Balance in allowance for loan losses	$—	$—	$—	$—	$—	$—	$—	$—

Collectively evaluated for impairment:
Recorded investment	$29,001	$20,229	$70,896	$4,415	$36,515	$10,217	$—	$171,273
Balance in allowance for loan losses	$396	$238	$843	$46	$99	$268	$—	$1,890

At December 31, 2020:
Individually evaluated for impairment:
Recorded investment	$—	$—	$2,193	$—	$—	$—	$—	$2,193
Balance in allowance for loan losses	$—	$—	$—	$—	$—	$—	$—	$—

Collectively evaluated for impairment:
Recorded investment	$30,254	$20,637	$69,521	$4,750	$21,849	$5,715	$—	$152,726
Balance in allowance for loan losses	$463	$253	$884	$52	$103	$151	$—	$1,906

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

Commercial. Commercial business loans and lines of credit consist of loans to small- and medium-sized companies in the Company’s market area. Commercial loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture. Primarily all of the Company’s commercial loans are secured loans, along with a small amount of unsecured loans. The Company’s underwriting analysis consists of a review of the financial statements of the borrower, the lending history of the borrower, the debt service capabilities of the borrower, the projected cash flows of the business, the value of the collateral, if any, and whether the loan is guaranteed by the principals of the borrower. These loans are generally secured by accounts receivable, inventory and equipment. Commercial loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business, which makes them of higher risk than residential loans and the collateral securing loans may be difficult to appraise and may fluctuate in value based on the success of the business. The Company seeks to minimize these risks through its underwriting standards. The Company took action to prepare its employees, support its clients, and help its communities. The Company has supported small business owners by making loans through the Small Business Administration Paycheck Protection Program (“PPP”). As of March 31, 2021, the Bank had originated 407 PPP loans for a total dollar amount of $34.9 million. These loans are 100% guaranteed by the Small Business Administration (the “SBA”). At March 31, 2021 outstanding PPP loans total approximately $32.7 million.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued. The following summarizes the loan credit quality (in thousands):

	Pass	OLEM (Other Loans Especially Mentioned)	Sub- Standard	Doubtful	Loss	Total

At March 31, 2021:
Residential real estate	$26,490	$—	$2,511	$—	$—	$29,001
Multi-family real estate	20,229	—	—	—	—	20,229
Commercial real estate	66,403	4,493	—	—	—	70,896
Land and construction	4,415	—	—	—	—	4,415
Commercial	35,480	1,035	—	—	—	36,515
Consumer	10,217	—	—	—	—	10,217

Total	$163,234	$5,528	$2,511	$—	$—	$171,273

At December 31, 2020:
Residential real estate	$29,408	$—	$846	$—	$—	$30,254
Multi-family real estate	20,637	—	—	—	—	20,637
Commercial real estate	63,405	4,449	3,860	—	—	71,714
Land and construction	4,750	—	—	—	—	4,750
Commercial	20,735	1,114	—	—	—	21,849
Consumer	5,715	—	—	—	—	5,715

Total	$144,650	$5,563	$4,706	$—	$—	$154,919

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued. Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Past	Total Past Due	Current	Nonaccrual Loans	Total Loans
At March 31, 2021:
Residential real estate	$104	$—	$—	$104	$28,897	$—	$29,001
Multi-family real estate	124	—	—	124	20,105	—	20,229
Commercial real estate	—	—	—	—	70,896	—	70,896
Land and construction	—	—	—	—	4,415	—	4,415
Commercial	—	—	—	—	36,515	—	36,515
Consumer	7	20	—	27	10,190	—	10,217

Total	$235	$20	$—	$255	$171,018	$—	$171,273

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At December 31, 2020:
Residential real estate	$977	$—	$—	$977	$29,277	$—	$30,254
Multi-family real estate	—	—	—	—	20,637	—	20,637
Commercial real estate	—	—	—	—	69,521	2,193	71,714
Land and construction	—	—	—	—	4,750	—	4,750
Commercial	—	—	—	—	21,849	—	21,849
Consumer	6	—	—	6	5,709	—	5,715

Total	$983	$—	$—	$983	$151,743	$2,193	$154,919

There were no impaired loans at March 31, 2021. The following summarizes the amount of impaired loans at December 31, 2020 (in thousands):

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial real estate	$2,193	$2,193	—

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Loans, Continued. The average recorded investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2021			March 31, 2020
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received

Residential real estate	$—	—	—	$940	18	11
Commercial real estate	$1,644	7	7	$2,200	26	30
Commercial	$—	—	—	$808	-	18

Total	$1,644	7	7	$3,948	44	59

No loans have been determined to be troubled debt restructurings (TDR’s) during the three month periods ended March 31, 2021 or 2020. At March 31, 2021 and 2020, there were no loans modified and entered into TDR’s within the past twelve months, that subsequently defaulted during the three month periods ended March 31, 2021 or 2020.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(4)	Earnings (Loss) Per Share. Basic earnings (loss) per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. During the three month period ended March 31, 2021, basic and diluted earnings per share is the same as there were no outstanding potentially dilutive securities. During the three month period ended March 31, 2020, basic and diluted loss per share is the same due to the net loss incurred by the Company. Earnings (loss) per common share have been computed based on the following:

	Three Months Ended March 31,
	2021	2020
Weighted-average number of common shares outstanding used to calculate basic and diluted earnings (loss) per common share	3,203,576	2,859,844

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(5)	Stock-Based Compensation

The Company is authorized to grant stock options, stock grants and other forms of equity-based compensation under its 2018 Equity Incentive Plan (the “2018 Plan”). The plan has been approved by the shareholders. The Company is authorized to issue up to 550,000 shares of common stock under the 2018 Plan, of which 250,096 shares remain available for grant.

During the first quarter of 2021, the Company agreed to issue 62,112 shares to a director for services performed and recorded compensation expense of $200,000. The director has not yet taken delivery of the shares. As such, at March 31, 2021, the $200,000 is presented on the accompanying condensed consolidated balance sheet under the caption of “other liabilities”.

(6)	Fair Value Measurements. There were no impaired collateral dependent loans measured at fair value on a nonrecurring basis at March 31, 2021 and December 31, 2020.

Debt securities available for sale measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

At March 31, 2021 :
SBA Pool Securities	$1,233	$—	$1,233	—
Collateralized mortgage obligations	392	—	392	—
Taxable municipal securities	9,658		9,658
Mortgage-backed securities	11,097	—	11,097	—
Total	$22,380	—	$22,380	—

		Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

At December 31, 2020 :
SBA Pool Securities	$1,297	$—	$1,297	—
Collateralized mortgage obligations	485	—	485	—
Taxable municipal securities	5,085		5,085
Mortgage-backed securities	12,026	—	12,026	—
Total	$18,893	—	$18,893	—

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(7)	Fair Value of Financial Instruments. The estimated fair values and fair value measurement method with respect to the Company’s financial instruments were as follows (in thousands):

	At March 31, 2021				At December 31, 2020
	Carrying Amount	Fair Value		Level	Carrying Amount	Fair Value		Level
Financial assets:
Cash and cash equivalents	$53,694	$53,694		1	$54,629	$54,629		1
Debt securities available for sale	22,380	22,380		2	18,893	18,893		2
Debt securities held-to-maturity	2,465	2,570		2	3,399	3,549		2
Loans	168,309	168,267		3	152,469	153,276		3
Federal Home Loan Bank stock	793	793		3	1,092	1,092		3
Accrued interest receivable	1,113	1,113		3	1,336	1,336		3

Financial liabilities:
Deposit liabilities	209,509	209,665		3	190,759	191,011		3
Federal Home Loan Bank advances	18,000	18,088		3	23,000	23,254		3
Junior subordinated debenture	2,068	N/A	(1)	3	2,068	N/A	(1)	3
Off-balance sheet financial instruments	—	—		3	—	—		3

(1)	The Company is unable to determine value based on significant unobservable inputs required in the calculation.

(8)	Off- Balance Sheet Financial Instruments. The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit, unused lines of credit, and standby letters of credit and may involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the condensed consolidated balance sheet. The contract amounts of these instruments reflect the extent of involvement the Company has in these financial instruments.

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

Commitments to extend credit, unused lines of credit, and standby letters of credit typically result in loans with a market interest rate when funded. A summary of the contractual amounts of the Company’s financial instruments with off-balance-sheet risk at March 31, 2021 follows (in thousands):

Commitments to extend credit	$9,221

Unused lines of credit	$10,718

Standby letters of credit	$4,550

(9)	Regulatory Matters. The Bank is subject to various regulatory capital requirements administered by the bank regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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
Management believes, as of March 31, 2021 and December 31, 2020, that the Bank meets all capital adequacy requirements to which it is subject. The Bank’s actual capital amounts and percentages are presented in the table ($ in thousands):

	Actual		To Be Well Capitalized Under Prompt Corrective Action Regulations (CBLR Framework)
	Amount	%	Amount	%
As of March 31, 2021:
Tier I Capital to Total Assets	23,905	9.66%	21,031	8.5%

	Actual		To Be Well Capitalized Under Prompt Corrective Action Regulations (CBLR Framework)
	Amount	%	Amount	%
As of December 31, 2020:
Tier I Capital to Total Assets	19,261	9.00%	17,116	8.00%

(10)

Preferred Stock

During the first quarter of 2021, the Company issued 160 shares of Series B Participating Preferred Stock (the “Series B Preferred Stock”) to a related party at a cash price of $25,000 per share, or an aggregate of $4,000,000. The related party is a significant common stockholder. The Preferred Stock has no par value. Except in the case of liquidation, if the Company declares or pays a dividend or distribution on the common stock, the Company shall simultaneously declare and pay a dividend on the Series B Preferred Stock on a pro rata basis with the common stock determined on an as-converted basis assuming all Shares of Series B Preferred Stock had been converted immediately prior to the record date of the applicable dividend. The Preferred Stock is convertible into 1,600,000 shares of common stock, at the option of the Company, subject to the prior fulfilment of the following conditions: (i) such conversion shall have been approved by the holders of a majority of the outstanding common stock of the Company; and (ii) such conversion shall not result in any holder of the Series B Preferred Stock and any persons with whom the holder may be acting in concert, becoming beneficial owners of more than 9.9% of the outstanding shares of the common stock. The number of shares issuable upon conversion is subject to adjustment based on the terms of the amended Certificate of Designation in the Amendment to the Company’s Articles of Incorporation filed on September 29, 2020 (the “Certificate of Designation”) The Preferred Stock has preferential liquidation rights over common stockholders and holders of junior securities. The liquidation price is the greater of $25,000 per share of preferred stock or such amount per share of preferred stock that would have been payable had all shares of the preferred stock been converted into common stock per the terms of the Certificate of Designation immediately prior to a liquidation. The Preferred Stock generally has no voting rights except as provided in the Certificate of Designation.

(11)

Contingencies. Various claims arise from time to time in the normal course of business. In the opinion of management, none have occurred that will have a material effect on the Company’s condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto presented elsewhere in this report. For additional information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2020 in the Annual Report on Form 10-K.

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

Capital Levels

As of March 31, 2021, the Bank is well capitalized under regulatory guidelines.

Refer to Note 9 for the Bank’s actual and required minimum capital ratios.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition at March 31, 2021 and December 31, 2020

Overview

The Company’s total assets increased by approximately $17.5 million to $252.6 million at March 31, 2021, from $235.1 million at December 31, 2020, primarily due to an increase in loans and debt securities. Total stockholders’ equity increased by approximately $3.5 to $21.3 million at March 31, 2021, from $17.8 million at December 31, 2020, primarily due to proceeds from the sale of preferred stock and net earnings which was partially offset by the change in accumulated other comprehensive loss for the three months ended March 31, 2021.

The following table shows selected information for the periods ended or at the dates indicated:

	Three Months Ended March 31, 2021	Year Ended December 31, 2020

Average equity as a percentage of average assets	7.3%	5.8%

Equity to total assets at end of period	8.4%	7.6%

Return on average assets (1)	0.6%	(0.5)%

Return on average equity (1)	7.7%	(7.8)%

Noninterest expenses to average assets (1)	2.5%	2.9%

(1) Annualized for the three months ended March 31, 2021.

Liquidity and Sources of Funds

The Company’s sources of funds include customer deposits, advances from the Federal Home Loan Bank of Atlanta (“FHLB”), principal repayments and sales of debt securities, loan repayments, the use of Federal Funds markets, net earnings, if any, and loans taken out at the Federal Reserve Bank discount window.

Deposits are our primary source of funds. In order to increase its core deposits, the Company has priced its deposit rates competitively. The Company will adjust rates on its deposits to attract or retain deposits as needed.

The Company increased deposits by $18.8 million during the three month period ending March 31, 2021. The proceeds were used to originate new loans and purchase debt securities.

In addition to obtaining funds from depositors, the Company may borrow funds from other financial institutions. At March 31, 2021, the Company had outstanding borrowings of $18 million, against its $58.7 million in established borrowing capacity with the FHLB. The Company’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. The Company has an available discount window credit line with the Federal Reserve Bank, currently $430,000. The Federal Reserve Bank line is subject to collateral requirements and must be repaid within 90 days; each advance is subject to prior Federal Reserve Bank consent. At March 31, 2021, the Company also had available lines of credit amounting to $9.5 million with four correspondent banks to purchase federal funds. Disbursements on the lines of credit are subject to the approval of the correspondent banks. We measure and monitor our liquidity daily and believe our liquidity sources are adequate to meet our operating needs.

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

	Three Months Ended March 31,
	2021			2020
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans	$163,086	$1,847	4.53%	$106,875	$1,413	5.29%
Debt securities	25,722	91	1.42%	10,903	46	1.69
Other (1)	27,500	27	0.39%	11,447	44	1.54

Total interest-earning assets/interest income	216,308	1,965	3.63%	129,225	1,503	4.65

Cash and due from banks	28,067			2,792
Premises and equipment	1,306			1,467
Other	2,506			515

Total assets	$248,187			$133,999

Interest-bearing liabilities:
Savings, NOW and money-market deposits	112,908	$133	0.47%	57,258	226	1.58
Time deposits	20,810	48	0.92%	33,292	176	2.11
Borrowings (2)	24,625	98	1.59%	19,143	105	2.2

Total interest-bearing liabilities/interest expense	158,343	279	0.70%	109,693	507	1.85

Noninterest-bearing demand deposits	70,267			14,565
Other liabilities	1,490			2,477
Stockholders’ equity	18,087			7,264

Total liabilities and stockholders’ equity	$248,187			$133,999

Net interest income		$1,686			$996

Interest rate spread (3)			2.93%			2.80%

Net interest margin (4)			3.12%			3.08%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.37%			1.18%

(1)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and the junior subordinated debenture.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.
(5)	Annualized.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of the Three-Month Periods Ended March 31, 2021 and 2020

	Three Months Ended		Increase /
	March 31,		(Decrease)
(dollars in thousands)	2021	2020	Amount	Percentage
Total interest income	$1,965	$1,503	$462	31%
Total interest expense	279	507	(228)	-45%
Net interest income	1,686	996	690	69%
(Credit) provision for loan losses	(24)	189	(213)	-113%
Net interest income after provision for loan losses	1,710	807	903	112%
Total noninterest income	176	73	103	141%
Total noninterest expenses	1,538	1,188	350	29%
Net earnings (loss) before income taxes	348	(308)	656	-213%
Income taxes	-	-	-	-
Net earnings (loss)	$348	$(308)	656	-213%
Net earnings (loss) per share - Basic and diluted	$0.11	$(0.11)

Net earnings (loss). Net earnings for the three months ended March 31, 2021, was $348,000 or $0.11 per basic and diluted share compared to a net loss of $(308,000) or $(0.11) per basic and diluted share for the three months ended March 31, 2020. The increase in net earnings (loss) during the three months ended March 31, 2021 compared to three months ended March 31, 2020 is primarily attributed to a decrease in the provision for loan losses, increase in noninterest income and net interest income, partially offset by the increase in non interest expense.

Interest Income. Interest income increased $462,000 for the three months ended March 31, 2021 compared to the three months ended March 31, 2021 due primarily to growth in the loan portfolio.

Interest Expense. Interest expense decreased $228,000 to $279,000 for the three months ended March 31, 2021 compared to the prior period, primarily due to a decrease in interest bearing deposit rates.

(Credit) Provision for Loan Losses. Credit for loan losses amounted to $24,000 for the three months ended March 31, 2021. The provision for losses amounted to $189,000 for the three months ended March 31, 2021. The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total loan allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio at March 31, 2021. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $1.9 million or 1.10% of loans outstanding at March 31, 2021, compared to $1.9 million or 1.23% of loans outstanding at December 31, 2020. The credit for loan losses during the first quarter of 2021 was primarily due to the an evaluation of the other factors noted above.

Noninterest Income. Total noninterest income increased to $176,000 for the three months ended March 31, 2021, from $73,000 for the three months ended March 31, 2020 due to increased wire transfer related fees.

Noninterest Expenses. Total noninterest expenses increased to $1,538,000 for the three months ended March 31, 2021 compared to $1,188,000 for the three months ended March 31, 2020 primarily due to an increase in salaries and employee benefits, data processing, and other.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 4. Controls and Procedures

The Company’s management evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report, and, based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2021, the Company issued 11,042 shares of common stock to pay approximately $41,000 of accrued interest associated with the outstanding junior subordinated debentures. The issuance of the shares in this transaction was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering.

During the first quarter of 2021, the Company issued a total of 160 shares of preferred stock to a related party for a purchase price of $4,000,000.  The related party is a significant common stockholder. The issuance of the shares in these transactions were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering. The Company used the proceeds to augment the Bank’s regulatory capital ratios.

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

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date: May 12, 2021	By:	/s/ Timothy Terry
Timothy Terry
Principal Executive Officer

	By:	/s/ Joel Klein
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

