Form 10-Q
period 2021-06-30
OptimumBank Holdings, Inc.
filed 2021-08-11
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,372,309 shares of common stock, $.01 par value, issued and outstanding as of July 31, 2021.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

i

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Cash and due from banks	$44,022	$25,523
Interest-bearing deposits with banks	30,125	29,106
Total cash and cash equivalents	74,147	54,629
Debt securities available for sale	21,979	18,893
Debt securities held-to-maturity (fair value of $1,811 and $3,549)	1,743	3,399
Loans, net of allowance for loan losses of $2,231 and $1,906	190,805	152,469
Federal Home Loan Bank stock	793	1,092
Premises and equipment, net	1,547	1,413
Right-of-use lease assets	1,012	904
Accrued interest receivable	1,091	1,336
Other assets	1,027	977

Total assets	$294,144	$235,112
Liabilities and Stockholders’ Equity:

Liabilities:
Noninterest-bearing demand deposits	$105,582	$58,312
Savings, NOW and money-market deposits	121,548	110,704
Time deposits	16,875	21,743

Total deposits	244,005	190,759

Federal Home Loan Bank advances	18,000	23,000
Junior subordinated debenture	1,228	2,068
Official checks	88	142
Operating lease liabilities	1,039	923
Other liabilities	612	386

Total liabilities	264,972	217,278

Commitments and contingencies (Notes 1, 8 and 11)
Stockholders’ equity:
Preferred stock, no par value; 6,000,000 shares authorized:	—	—
Designated Series B, no par value, 760 shares authorized, 760 and 400 shares issued and outstanding	—	—
Common stock, $.01 par value; 10,000,000 shares authorized, 3,759,291 and 3,203,455 shares issued and outstanding	38	32
Additional paid-in capital	61,321	50,263
Accumulated deficit	(31,600)	(32,392)
Accumulated other comprehensive loss	(587)	(69)

Total stockholders’ equity	29,172	17,834
Total liabilities and stockholders’ equity	$294,144	$235,112

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest income:
Loans	$2,178	$1,561	$4,025	$2,974
Debt securities	86	49	177	95
Other	26	16	53	60

Total interest income	2,290	1,626	4,255	3,129

Interest expense:
Deposits	153	355	334	757
Borrowings	81	121	179	226

Total interest expense	234	476	513	983

Net interest income	2,056	1,150	3,742	2,146

Provision for loan losses	397	523	373	712

Net interest income after provision for loan losses	1,659	627	3,369	1,434

Noninterest income:
Service charges and fees	270	2	441	51
Other	32	31	37	55

Total noninterest income	302	33	478	106

Noninterest expenses:
Salaries and employee benefits	727	486	1,425	1,034
Professional fees	140	76	252	247
Occupancy and equipment	159	141	311	289
Data processing	169	132	347	249
Insurance	23	21	46	45
Regulatory assessment	66	29	127	70
Other	233	122	547	261

Total noninterest expenses	1,517	1,007	3,055	2,195

Net earnings (loss) before income taxes	444	(347)	792	(655)

Income taxes	—	—	—	—

Net earnings (loss)	$444	$(347)	$792	$(655)

Net earnings (loss) per share - Basic and diluted	$0.14	$(0.12)	$0.24	$(0.23)

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net earnings (loss)	$444	$(347)	$792	$(655)

Other comprehensive income (loss):
Change in unrealized gain on debt securities:
Unrealized gain (loss) arising during the period	349	20	(573)	66

Amortization of unrealized loss on debt securities transferred to held-to-maturity	33	24	80	48

Other comprehensive income (loss) before income taxes	382	44	(493)	114

Deferred income taxes	—	(11)	(25)	(28)

Total other comprehensive income (loss)	382	33	(518)	86

Comprehensive income (loss)	$826	$(314)	$274	$(569)

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2021 and 2020

(Dollars in thousands)

									Accumulated
	Preferred Stock						Additional		Other
	Series A		Series B		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2019	—	$—	—	$—	2,853,171	$28	$ 38,994	$(31,610)	$(205)	$7,207

Proceeds from the sale of common stock (unaudited)	—	—	—	—	98,182	1	538	—	—	539

Net loss for the three months ended March 31, 2020 (unaudited)	—	—	—	—	—	—	—	(308)	—	(308)

Net change in unrealized loss on debt securities available for sale, net of income taxes (unaudited)	—	—	—	—	—	—	—	—	35	35

Amortization of unrealized loss on debt securities transferred to held-to-maturity, net of income taxes (unaudited)	—	—	—	—	—	—	—	—	18	18

Balance at March 31, 2020 (unaudited)	—	—	—	—	2,951,353	29	39,532	(31,918)	(152)	7,491

Proceeds from the sale of preferred stock (unaudited)	—	—	100	—	—	—	2,500	—	—	2,500

Net loss for the three months ended June 30, 2020 (unaudited)	—	—	—	—	—	—	—	(347)	—	(347)

Net change in unrealized gain on debt securities available for sale, net of income taxes (unaudited)	—	—	—	—	—	—	—	—	15	15

Amortization of unrealized loss on debt securities transferred to held-to-maturity, net of income taxes (unaudited)	—	—	—	—	—	—	—	—	18	18

Balance at June 30, 2020 (unaudited)	—	—	100	—	2,951,353	29	42,032	(32,265)	(119)	9,677

Balance at December 31, 2020	—	—	400	—	3,203,455	32	50,263	(32,392)	(69)	17,834

Proceeds from the sale of preferred stock (unaudited)	—	—	160	—	—	—	4,000	—	—	4,000

Common stock issued for junior subordinated debenture interest payable (unaudited)	—	—	—	—	11,042	—	41	—	—	41

Net change in unrealized gain on loss securities available for sale (unaudited)	—	—	—	—	—	—	—	—	(922)	(922)

Amortization of unrealized loss on debt securities transferred to held-to-maturity (unaudited)	—	—	—	—	—	—	—	—	22	22

Net earnings (unaudited)	—	—	—	—	—	—	—	348	—	348

Balance at March 31, 2021 (unaudited)	—	—	560	$—	3,214,497	$32	$54,304	$(32,044)	$(969)	$21,323

Proceeds from the sale of preferred stock (unaudited)	—	—	200	—	—	—	5,000	—	—	5,000

Proceeds from the sale of common stock (unaudited)	—	—	—	—	262,417	3	1,173	—	—	1,176

Common stock issued for junior subordinated debenture (unaudited)	—	—	—	—	282,377	3	844	—	—	847

Net change in unrealized gain on debt securities available for sale (unaudited)	—	—	—	—	—	—	—	—	349	349

Amortization of unrealized loss on debt securities transferred to held-to-maturity (unaudited)	—	—	—	—	—	—	—	—	33	33

Net earnings for three months ended June 30, 2021 (unaudited)	—	—	—	—	—	—	—	444	—	444

Balance at June 30, 2021 (unaudited)	—	—	760	—	3,759,291	38	61,321	(31,600)	(587)	29,172

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net earnings (loss)	$792	$(655)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	373	712
Depreciation and amortization	104	85
Net (accretion) amortization of fees, premiums and discounts	(175)	25
Decrease (increase) in accrued interest receivable	245	(526)
Amortization of right of use asset	83	75
Net decrease in operating lease liabilities	(75)	(68)
Increase in other assets	(75)	(254)
Increase (Decrease) in official checks and other liabilities	220	(13)
Net cash provided by (used in) operating activities	1,492	(619)

Cash flows from investing activities:
Purchase of debt securities available for sale	(5,193)	—
Principal repayments of debt securities available for sale	1,443	1,033
Principal repayments of debt securities held-to-maturity	1,690	763
Net increase in loans	(38,397)	(34,291)
Purchases of premises and equipment	(238)	(147)
Redemption (purchase) of FHLB stock	299	(450)

Net cash used in investing activities	(40,396)	(33,092)

Cash flows from financing activities:
Net increase in deposits	53,246	36,698
Net (decrease) increase in FHLB Advances	(5,000)	10,000
Increase in other borrowings	—	4,988
Proceeds from sale of preferred stock	9,000	2,500
Proceeds from sale of common stock	1,176	539

Net cash provided by financing activities	58,422	54,725

Net increase in cash and cash equivalents	19,518	21,014

Cash and cash equivalents at beginning of the period	54,629	8,934

Cash and cash equivalents at end of the period	$74,147	$29,948

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$490	$921

Income taxes	$—	$—

Noncash transaction -
Change in accumulated other comprehensive loss, net change in unrealized (loss) gain on debt securities available for sale, net of income taxes	$(518)	$86

Amortization of unrealized loss on debt securities transferred to held-to-maturity	$80	$48

Right-of use lease assets obtained in exchange for operating lease liabilities	$191	$—

Issuance of common stock for Junior Subordinated Debenture	$847	$—
Issuance of common stock for Junior Subordinated Debenture interest payable	$41	$—

See accompanying notes to condensed consolidated financial statements

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) General. OptimumBank Holdings, Inc. (the “Company”) is a one-bank holding company and owns 100% of OptimumBank (the “Bank”), a Florida-chartered commercial bank. The Company’s only business is the operation of the Bank. The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of community banking services to individual and corporate customers through its two banking offices located in Broward County, Florida.

  Basis of Presentation. In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2021, and the results of operations and cash flows for the three and six month periods ended June 30, 2021 and 2020. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2021, are not necessarily indicative of the results to be expected for the full year.

 Subsequent Events. The Company has evaluated subsequent events through August 11, 2021, which is the date the condensed consolidated financial statements were issued. On July 16, 2021, the Company closed its banking office located in Plantation, Florida. The Company acquired the remaining Trust Preferred Securities with a balance of $1,228,000 at June 30, 2021 in exchange for 407,195 shares of common stock during July 2021. The Company determined no additional events required disclosure.

  Coronavirus Global Pandemic (“COVID-19”). The Company is subject to risks related to the public health crisis associated with COVID-19. COVID-19 has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption in financial markets. The extent to which COVID-19 impacts the Company’s business, results of operations, and financial condition, as well as loan quality, regulatory capital and liquidity ratios, will depend on future developments, the duration of the pandemic, and actions taken by governmental authorities to slow the spread of the disease or to mitigate its effects.

  Junior Subordinated Debenture. In 2004, the Company formed OptimumBank Capital Trust I (the “Trust’’) for the purpose of raising capital through the sale of trust preferred securities. At that time, the Trust raised $5,155,000 through the sale of 5,000 trust preferred securities (the “Trust Preferred Securities”) to a third-party investor and the issuance of 155 common trust securities to the Company.

The Trust utilized the proceeds of $5,155,000 to purchase a junior subordinated debenture from the Company (the “Junior Subordinated Debenture”). Under the Junior Subordinated Debenture, the Company was required to make interest payments on a periodic basis and to pay the outstanding principal amount plus accrued interest on October 7, 2034.

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

The Company had been in default under the Junior Subordinated Debenture due to the failure to pay interest since 2015. In September 2020, the Company paid approximately $1.1 million to the holders of the outstanding Trust Preferred Securities, which represented all accrued interest through September 2020 under the Junior Subordinated Debenture attributable to the Trust Preferred Securities that had not been cancelled. The coupon interest rate floats quarterly at the six-month LIBOR rate plus 2.45% (2.65% at June 30, 2021).

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

During the second quarter of 2021, the Company issued 282,377 shares of common stock in exchange for 840 Trust Preferred Securities. For accounting purposes, the Trust Preferred Securities acquired by the Company were deemed to be cancelled. As a result, the Company cancelled $840,000 in principal amount of the Trust Preferred Securities, together with accrued interest of $7,000, and increased its stockholders’ equity by the same amount.

During the third quarter of 2021, the Company issued 407,195 shares of common stock in exchange for the remaining 1,228 Trust Preferred Securities. For accounting purposes, the Trust Preferred Securities acquired by the Company were deemed to be cancelled. As a result, the Company cancelled $1,228,000 in principal amount of the Trust Preferred Securities and increased its stockholders’ equity by the same amount. As result, the Company has acquired all of the Trust Preferred Securities and is in the process of cancelling them and terminating the Trust.

The principal owed by the Company in connection with the Junior Subordinated Debenture was $1,228,000 at June 30, 2021 and $2,068,000 at December 31, 2020, respectively. The accrued interest owed by the Company associated with the Junior Subordinated Debenture was $12,000 at June 30, 2021 and $30,000 at December 31, 2020, respectively and is presented on the accompanying consolidated balance sheet under the caption “Other liabilities”.

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

Accumulated other comprehensive loss consists of the following (in thousands):

	June 30,	December 31,
	2021	2020

Unrealized (loss) gain on debt securities available for sale	$(523)	$50
Unamortized portion of unrealized loss related to debt securities available for sale transferred to securities held-to-maturity	(64)	(144)
Income tax benefit	—	25

	$(587)	$(69)

  Income Taxes. The Company assessed its earnings history and trends and estimates of future earnings, and determined that the deferred tax asset could not be realized as of June 30, 2021. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2) Debt Securities. Debt Securities have been classified according to management’s intent. The carrying amount of debt securities and approximate fair values are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

At June 30, 2021:
Available for sale:
SBA Pool Securities	$1,219	$1	$(29)	$1,191
Collateralized mortgage obligations	296	17	—	313
Taxable municipal securities	10,241	4	(263)	9,982
Mortgage-backed securities	10,746	29	(282)	10,493
Total	$22,502	$51	$(574)	$21,979

Held-to-maturity:
Collateralized mortgage obligations	$1,369	$59	—	$1,428
Mortgage-backed securities	374	9	—	383
Total	$1,743	$68	—	$1,811

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

At December 31, 2020:
Available for sale:
SBA Pool Securities	$1,338	$—	$(41)	$1,297
Collateralized mortgage obligations	458	27	—	485
Taxable municipal securities	5,063	29	(7)	5,085
Mortgage-backed securities	11,984	53	(11)	12,026
Total	$18,843	$109	$(59)	$18,893

Held-to-maturity:
Collateralized mortgage obligations	$2,420	$116	—	$2,536
Mortgage-backed securities	979	34	—	1,013
Total	$3,399	$150	—	$3,549

There were no sales of debt securities during the three and six months ended June 30, 2021 and 2020.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2) Debt Securities Continued.

Debt Securities available for sale with gross unrealized losses, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position, is as follows (in thousands):

	At June 30, 2021
	Over Twelve Months		Less Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Available for Sale :
SBA Pool Securities	29	975	—	—
Taxable municipal securities	—	—	263	8,484
Mortgage-backed securities	—	—	282	9,438
Total	$29	$975	$545	$17,922

	At December 31, 2020
	Over Twelve Months		Less Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Available for Sale :
SBA Pool Securities	41	1,297	—	—
Taxable municipal securities	—	—	7	1,413
Mortgage-backed securities	—	—	11	3,583
Total	$41	$1,297	$18	$4,996

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

At June 30, 2021 and December 31, 2020, the unrealized losses on twenty-three and eleven debt securities respectively, were caused by market conditions. It is expected that the debt securities would not be settled at a price less than the book value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans. The components of loans are as follows (in thousands):

	June 30,	December 31,
	2021	2020

Residential real estate	$33,517	$28,997
Multi-family real estate	31,210	19,210
Commercial real estate	79,402	74,398
Land and construction	4,553	4,750
Commercial	34,777	21,849
Consumer	10,701	5,715

Total loans	194,160	154,919

Deduct:
Net deferred loan fees, costs and premiums	(1,124)	(544)
Allowance for loan losses	(2,231)	(1,906)

Loans, net	$190,805	$152,469

An analysis of the change in the allowance for loan losses follows (in thousands):

	Residential	Multi-Family	Commercial	Land and
	Real Estate	Real Estate	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
Three Months Ended June 30, 2021:

Beginning balance	$396	$238	$843	$46	$99	$268	$—	$1,890
Provision (credit) for loan losses	74	154	95	7	(31)	98	—	397
Charge-offs	—	—	—	—	(10)	(60)	—	(70)
Recoveries	2	—	—	4	—	8	—	14

Ending balance	$472	$392	$938	$57	$58	$314	$—	$2,231

Three Months Ended June 30, 2020:
Beginning balance	$582	$123	$729	$50	$578	$136	$—	$2,198
Provision (credit) for loan losses	132	30	159	(6)	42	166	—	523
Charge-offs	—	—	—	—	—	(67)	—	(67)
Recoveries	3	—	—	6	—	1	—	10

Ending balance	$717	$153	$888	$50	$620	$236	$—	$2,664

Six Months Ended June 30, 2021:

Beginning balance	$463	$253	$884	$52	$103	$151	$—	$1,906
Provision (Credit) for loan losses	(17)	139	54	(3)	(35)	235	—	373
Charge-offs	—	—	—	—	(10)	(80)	—	(90)
Recoveries	26	—	—	8	—	8	—	42

Ending balance	$472	$392	$938	$57	$58	$314	$—	$2,231

Six Months Ended June 30, 2020:

Beginning balance	$531	$82	$624	$21	$573	$152	$26	$2,009
(Credit) provision for loan losses	179	71	264	17	47	160	(26)	712
Charge-offs	—	—	—	—	—	(77)	—	(77)
Recoveries	7	—	—	12	—	1	—	20

Ending balance	$717	$153	$888	$50	$620	$236	$—	$2,664

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued.

	Residential	Multi- Family	Commercial	Land and
	Real Estate	Real Estate	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
At June 30, 2021:
Individually evaluated for impairment:
Recorded investment	$—	$—	$—	$—	$—	$—	$—	$—
Balance in allowance for loan losses	$—	$—	$—	$—	$—	$—	$—	$—

Collectively evaluated for impairment:
Recorded investment	$33,517	$31,210	$79,402	$4,553	$34,777	$10,701	$—	$194,160
Balance in allowance for loan losses	$472	$392	$938	$57	$58	$314	$—	$2,231

At December 31, 2020:
Individually evaluated for impairment:
Recorded investment	$—	$—	$2,193	$—	$—	$—	$—	$2,193
Balance in allowance for loan losses	$—	$—	$—	$—	$—	$—	$—	$—

Collectively evaluated for impairment:
Recorded investment	$28,997	$19,210	$72,205	$4,750	$21,849	$5,715	$—	$152,726
Balance in allowance for loan losses	$463	$253	$884	$52	$103	$151	$—	$1,906

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

Commercial. Commercial business loans and lines of credit consist of loans to small- and medium-sized companies in the Company’s market area. Commercial loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture. Primarily all of the Company’s commercial loans are secured loans, along with a small amount of unsecured loans. The Company’s underwriting analysis consists of a review of the financial statements of the borrower, the lending history of the borrower, the debt service capabilities of the borrower, the projected cash flows of the business, the value of the collateral, if any, and whether the loan is guaranteed by the principals of the borrower. These loans are generally secured by accounts receivable, inventory and equipment. Commercial loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business, which makes them of higher risk than residential loans and the collateral securing loans may be difficult to appraise and may fluctuate in value based on the success of the business. The Company seeks to minimize these risks through its underwriting standards. The Company took action to prepare its employees, support its clients, and help its communities. The Company has supported small business owners by making loans through the Small Business Administration Paycheck Protection Program (“PPP”). As of June 30, 2021, the Bank had originated 502 PPP loans for a total dollar amount of $37.4 million. These loans are 100% guaranteed by the Small Business Administration (the “SBA”). At June 30, 2021 outstanding PPP loans total approximately $32 million.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued. The following summarizes the loan credit quality (in thousands):

	Pass	OLEM (Other Loans Especially Mentioned)	Sub- Standard	Doubtful	Loss	Total

At June 30, 2021:
Residential real estate	$31,007	$—	$2,510	$—	$—	$33,517
Multi-family real estate	31,210	—	—	—	—	31,210
Commercial real estate	74,886	4,516	—	—	—	79,402
Land and construction	4,553	—	—	—	—	4,553
Commercial	34,424	353	—	—	—	34,777
Consumer	10,701	—	—	—	—	10,701

Total	$186,781	$4,869	$2,510	$—	$—	$194,160

At December 31, 2020:
Residential real estate	$28,151	$—	$846	$—	$—	$28,997
Multi-family real estate	19,210	—	—	—	—	19,210
Commercial real estate	66,089	4,449	3,860	—	—	74,398
Land and construction	4,750	—	—	—	—	4,750
Commercial	20,735	1,114	—	—	—	21,849
Consumer	5,715	—	—	—	—	5,715

Total	$144,650	$5,563	$4,706	$—	$—	$154,919

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued. Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Past	Total Past Due	Current	Nonaccrual Loans	Total Loans

At June 30, 2021:
Residential real estate	$—	$—	$—	$—	$33,517	$—	$33,517
Multi-family real estate	—	—	—	—	31,210	—	31,210
Commercial real estate	—	—	—	—	79,402	—	79,402
Land and construction	—	—	—	—	4,553	—	4,553
Commercial	—	—	—	—	34,777	—	34,777
Consumer	41	29	—	70	10,631	—	10,701

Total	$41	$29	$—	$70	$194,090	$—	$194,160

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At December 31, 2020:
Residential real estate	$977	$—	$—	$977	$28,020	$—	$28,997
Multi-family real estate	—	—	—	—	19,210	—	19,210
Commercial real estate	—	—	—	—	72,205	2,193	74,398
Land and construction	—	—	—	—	4,750	—	4,750
Commercial	—	—	—	—	21,849	—	21,849
Consumer	6	—	—	6	5,709	—	5,715

Total	$983	$—	$—	$983	$151,743	$2,193	$154,919

There were no impaired loans at June 30, 2021. The following summarizes the amount of impaired loans at December 31, 2020 (in thousands):

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial real estate	$2,193	$2,193	—

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued. The average recorded investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Three Months Ended June 30,
	2021			2020
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received

Residential real estate	$—	$—	$—	$940	$—	$—
Commercial real estate	$—	$—	$—	$2,193	$26	$30
Commercial	$—	$—	$—	$811	$—	$—
Total	$—	$—	$—	$3,944	$26	$30

	Six Months Ended June 30,
	2021			2020
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received

Residential real estate	$—	$—	$—	$940	$18	$11
Commercial real estate	$940	$7	$7	$2,194	$52	$60
Commercial	$—	$—	$—	$811	$—	$18
Total	$940	$7	$7	$3,945	$70	$89

No loans have been determined to be troubled debt restructurings (TDR’s) during the three and six month periods ended June 30, 2021 or 2020. At June 30, 2021 and 2020, there were no loans modified and entered into TDR’s within the past twelve months, that subsequently defaulted during the three and six month periods ended June 30, 2021 or 2020.

(4) Earnings (Loss) Per Share. Basic earnings (loss) per share have been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. During the three and six month periods ended June 30, 2021, basic and diluted earnings per share is the same as there were no outstanding potentially dilutive securities. During the three and six month periods ended June 30, 2020, basic and diluted loss per share is the same due to the net loss incurred by the Company. Earnings (loss) per common share have been computed based on the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Weighted-average number of common shares outstanding used to calculate basic and diluted loss per common share	3,273,098	2,951,353	3,239,615	2,905,599

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

During the first quarter of 2021, the Company agreed to issue 62,112 shares to a director for services performed and recorded compensation expense of $200,000. The director has not yet taken delivery of the shares. As such, at June 30, 2021, the $200,000 is presented on the accompanying condensed consolidated balance sheets under the caption of “other liabilities”.

(6) Fair Value Measurements. There were no impaired collateral dependent loans measured at fair value on a nonrecurring basis at June 30, 2021 and December 31, 2020.

Debt securities available for sale measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

At June 30, 2021 :
SBA Pool Securities	$1,191	$—	$1,191	—
Collateralized mortgage obligations	313	—	313	—
Taxable municipal securities	9,982	—	9,982	—
Mortgage-backed securities	10,493	—	10,493	—
Total	$21,979	—	$21,979	—

		Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

At December 31, 2020 :
SBA Pool Securities	$1,297	$—	$1,297	—
Collateralized mortgage obligations	485	—	485	—
Taxable municipal securities	5,085	—	5,085	—
Mortgage-backed securities	12,026	—	12,026	—
Total	$18,893	—	$18,893	—

(7) Fair Value of Financial Instruments. The estimated fair values and fair value measurement method with respect to the Company’s financial instruments were as follows (in thousands):

	At June 30, 2021				At December 31, 2020
	Carrying Amount	Fair Value		Level	Carrying Amount	Fair Value		Level
Financial assets:
Cash and cash equivalents	$74,147	$74,147		1	$54,629	$54,629		1
Debt securities available for sale	21,979	21,979		2	18,893	18,893		2
Debt securities held-to-maturity	1,743	1,811		2	3,399	3,549		2
Loans	190,805	190,762		3	152,469	153,276		3
Federal Home Loan Bank stock	793	793		3	1,092	1,092		3
Accrued interest receivable	1,091	1,091		3	1,336	1,336		3

Financial liabilities:
Deposit liabilities	244,005	244,101		3	190,759	191,011		3
Federal Home Loan Bank advances	18,000	18,055		3	23,000	23,254		3
Junior subordinated debenture	1,228	N/A	(1)	3	2,068	N/A	(1)	3
Off-balance sheet financial instruments	—	—		3	—	—		3

(1)	The Company is unable to determine value based on significant unobservable inputs required in the calculation.

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

Commitments to extend credit, unused lines of credit, and standby letters of credit typically result in loans with a market interest rate when funded. A summary of the contractual amounts of the Company’s financial instruments with off-balance-sheet risk at June 30, 2021 follows (in thousands):

Commitments to extend credit	$13,388

Unused lines of credit	$9,338

Standby letters of credit	$4,550

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(9) Regulatory Matters, Continued.

  Management believes, as of June 30, 2021 and December 31, 2020, that the Bank meets all capital adequacy requirements to which it is subject. The Bank’s actual capital amounts and percentages are presented in the table ($ in thousands):

	Actual		To Be Well Capitalized Under Prompt Corrective Action Regulations (CBLR Framework)
	Amount	%	Amount	%
As of June 30, 2021:
Tier I Capital to Total Assets	30,751	11.3%	23,130	8.5%

	Actual		To Be Well Capitalized Under Prompt Corrective Action Regulations (CBLR Framework)
	Amount	%	Amount	%
As of December 31, 2020:
Tier I Capital to Total Assets	19,261	9.0%	17,116	8.0%

(10) Preferred Stock

During the first quarter of 2021, the Company issued 160 shares of Series B Participating Preferred Stock (the “Series B Preferred Stock”) to a related party at a cash price of $25,000 per share, or an aggregate of $4,000,000. The related party is a significant common stockholder.

During the second quarter of 2021, the Company issued 200 shares of Series B Participating Preferred Stock (the “Series B Preferred Stock”) to a non-related party at a cash price of $25,000 per share, or an aggregate of $5,000,000.

The Series B Preferred Stock has no par value. Except in the case of liquidation, if the Company declares or pays a dividend or distribution on the common stock, the Company shall simultaneously declare and pay a dividend on the Series B Preferred Stock on a pro rata basis with the common stock determined on an as-converted basis assuming all Shares of Series B Preferred Stock had been converted immediately prior to the record date of the applicable dividend. At June 30, 2021, the Company had 760 shares of Series B Preferred Stock outstanding, which are convertible into 7,600,000 shares of common stock, at the option of the Company, subject to the prior fulfilment of the following conditions: (i) such conversion shall have been approved by the holders of a majority of the outstanding common stock of the Company; and (ii) such conversion shall not result in any holder of the Series B Preferred Stock and any persons with whom the holder may be acting in concert, becoming beneficial owners of more than 9.9% of the outstanding shares of the common stock. The number of shares issuable upon conversion is subject to adjustment based on the terms of the amended Certificate of Designation in the Amendment to the Company’s Articles of Incorporation filed on June 25, 2021 (the “Certificate of Designation”) The Preferred Stock has preferential liquidation rights over common stockholders and holders of junior securities. The liquidation price is the greater of $25,000 per share of preferred stock or such amount per share of preferred stock that would have been payable had all shares of the preferred stock been converted into common stock per the terms of the Certificate of Designation immediately prior to a liquidation. The Preferred Stock generally has no voting rights except as provided in the Certificate of Designation.

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

Capital Levels

As of June 30, 2021, the Bank is well capitalized under regulatory guidelines.

Refer to Note 9 for the Bank’s actual and required minimum capital ratios.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition at June 30, 2021 and December 31, 2020

Overview

The Company’s total assets increased by approximately $59 million to $294.1 million at June 30, 2021, from $235.1 million at December 31, 2020, primarily due to an increase in loans, cash and cash equivalents and debt securities. Total stockholders’ equity increased by approximately $11.3 to $29.1 million at June 30, 2021, from $17.8 million at December 31, 2020, primarily due to proceeds from the sale of preferred stock, common stock and net earnings which was partially offset by the change in accumulated other comprehensive loss for the three and six months ended June 30, 2021.

The following table shows selected information for the periods ended or at the dates indicated:

	Six Months Ended June 30, 2021	Year Ended December 31, 2020

Average equity as a percentage of average assets	7.7%	5.8%

Equity to total assets at end of period	9.9%	7.6%

Return on average assets (1)	0.6%	(0.5)%

Return on average equity (1)	7.9%	(7.8)%

Noninterest expenses to average assets (1)	2.3%	2.9%

(1) Annualized for the six months ended June 30, 2021.

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

The Company increased deposits by $53.2 million during the six month period ending June 30, 2021. The proceeds were used to originate new loans, purchase debt securities and repay Federal Home Loan Bank advances.

In addition to obtaining funds from depositors, the Company may borrow funds from other financial institutions. At June 30, 2021, the Company had outstanding borrowings of $18 million, against its $63 million in established borrowing capacity with the FHLB. The Company’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. The Company has an available discount window credit line with the Federal Reserve Bank, currently $430,000. The Federal Reserve Bank line is subject to collateral requirements and must be repaid within 90 days; each advance is subject to prior Federal Reserve Bank consent. At June 30, 2021, the Company also had available lines of credit amounting to $9.5 million with four correspondent banks to purchase federal funds. Disbursements on the lines of credit are subject to the approval of the correspondent banks. We measure and monitor our liquidity daily and believe our liquidity sources are adequate to meet our operating needs.

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

	Three Months Ended June 30,
	2021			2020
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans	$182,136	$2,178	4.78%	$126,385	$1,561	4.94%
Securities	24,306	86	1.42%	10,053	49	1.95%
Other (1)	39,274	26	0.26%	13,204	16	0.48%

Total interest-earning assets/interest income	245,716	2,290	3.73%	149,642	1,626	4.35%

Cash and due from banks	23,867			5,970
Premises and equipment	1,326			1,470
Other	1,687			1,173

Total assets	$272,596			$158,255

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$121,476	122	0.40%	$70,402	213	1.21%
Time deposits	18,270	31	0.68%	29,521	142	1.92%
Borrowings (2)	20,057	81	1.62%	29,068	121	1.67%

Total interest-bearing liabilities/interest expense	159,803	234	0.59%	128,991	476	1.48%

Noninterest-bearing demand deposits	89,047			19,234
Other liabilities	1,699			2,506
Stockholders’ equity	22,047			7,524

Total liabilities and stockholders’ equity	$272,596			$158,255

Net interest income		$2,056			$1,150

Interest rate spread (3)			3.14%			2.87%

Net interest margin (4)			3.35%			3.07%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.54%			1.16%

(1)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and the junior subordinated debenture.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.
(5)	Annualized.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Six Months Ended June 30,
	2021			2020
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans	$172,611	$4,025	4.66%	$116,565	$2,974	5.10%
Securities	25,014	177	1.42%	10,478	95	1.81%
Other (1)	33,386	53	0.32%	12,326	60	0.97%

Total interest-earning assets/interest income	231,011	4,255	3.68%	139,369	3,129	4.49%

Cash and due from banks	25,967			4,382
Premises and equipment	1,316			1,466
Other	2,097			911

Total assets	$260,391			$146,128

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$117,193	256	0.44%	$63,831	439	1.38%
Time deposits	19,540	78	0.80%	31,407	318	2.03%
Borrowings (2)	22,341	179	1.60%	24,106	226	1.88%

Total interest-bearing liabilities/interest expense	159,074	513	0.64%	119,344	983	1.65%

Noninterest-bearing demand deposits	79,657			16,899
Other liabilities	1,593			2,489
Stockholders’ equity	20,067			7,396

Total liabilities and stockholders’ equity	$260,391			$146,128

Net interest income		$3,742			$2,146

Interest rate spread (3)			3.04%			2.84%

Net interest margin (4)			3.24%			3.08%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.45%			1.17%

(1)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and the junior subordinated debenture.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.
(5)	Annualized.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of the Three-Month Periods Ended June 30, 2021 and 2020

	Three Months Ended		Increase /
	June 30,		(Decrease)
(dollars in thousands)	2021	2020	Amount	Percentage
Total interest income	$2,290	$1,626	$664	41%
Total interest expense	234	476	(242)	-51%
Net interest income	2,056	1,150	906	79%
Provision for loan losses	397	523	(126)	-24%
Net interest income after provision for loan losses	1,659	627	1,032	165%
Total noninterest income	302	33	269	815%
Total noninterest expenses	1,517	1,007	510	51%
Net earnings (loss) before income taxes	444	(347)	791	228%
Income taxes	-	-	-	-
Net earnings (loss)	$444	$(347)	791	228%
Net earnings (loss) per share - Basic and diluted	$0.14	$(0.12)

Net earnings (loss). Net earnings for the three months ended June 30, 2021, was $444,000 or $0.14 per basic and diluted share compared to a net loss of $(347,000) or $(0.12) per basic and diluted share for the three months ended June 30, 2020. The increase in net earnings during the three months ended June 30, 2021 compared to three months ended June 30, 2020 is primarily attributed to a decrease in the provision for loan losses, increase in noninterest income and net interest income, partially offset by the increase in noninterest expense.

Interest Income. Interest income increased $664,000 for the three months ended June 30, 2021 compared to the three ended June 30, 2020 due primarily to growth in the loan portfolio.

Interest Expense. Interest expense decreased $242,000 to $234,000 for the three months ended June 30, 2021 compared to the prior period, primarily due to a decrease in interest bearing deposit rates.

Provision for Loan Losses. Provision for loan losses amounted to $397,000 for the three months ended June 30, 2021 compared to $523,000 for the three months ended June 30, 2020. The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total loan allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio at June 30, 2021. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $2.2 million or 1.15% of loans outstanding at June 30, 2021, compared to $1.9 million or 1.23% of loans outstanding at December 31, 2020. The provision for loan losses during the second quarter of 2021 was primarily due to loan volume growth and the an evaluation of the other factors noted above.

Noninterest Income. Total noninterest income increased to $302,000 for the three months ended June 30, 2021, from $33,000 for the three months ended June 30, 2020 due to increased wire transfer and ACH fees related to an increase in business checking accounts of approximately $27.5 million during the three month period ended June 30, 2021.

Noninterest Expenses. Total noninterest expenses increased to $1,517,000 for the three months ended June 30, 2021 compared to $1,007,000 for the three months ended June 30, 2020 primarily due to an increase in salaries and employee benefits, professional fees, data processing, and other.

Comparison of the Six-Month Periods Ended June 30, 2021 and 2020

	Six Months Ended		Increase /
	June 30,		(Decrease)
(dollars in thousands)	2021	2020	Amount	Percentage
Total interest income	$4,255	$3,129	$1,126	36%
Total interest expense	513	983	(470)	-48%
Net interest income	3,742	2,146	1,596	74%
Provision for loan losses	373	712	(339)	-48%
Net interest income after provision for loan losses	3,369	1,434	1,935	135%
Total noninterest income	478	106	372	351%
Total noninterest expenses	3,055	2,195	860	39%
Net earnings (loss) before income taxes	792	(655)	1,447	221%
Income taxes	-	-	-	-
Net earnings (loss)	$792	$(655)	1,447	221%
Net earnings (loss) per share - Basic and diluted	$0.24	$(0.23)

Net earnings (loss). Net earnings for the six months ended June 30, 2021, was $792,000 or $0.24 per basic and diluted share compared to a net loss of $(655,000) or $(0.23) per basic and diluted share for the six months ended June 30, 2020. The increase in net earnings during the six months ended June 30, 2021 compared to six months ended June 30, 2020 is primarily attributed to a decrease in the provision for loan losses, increase in noninterest income and net interest income, partially offset by the increase in noninterest expense.

Interest Income. Interest income increased $1,126,000 for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 due primarily to growth in the loan portfolio.

Interest Expense. Interest expense decreased $470,000 to $513,000 for the six months ended June 30, 2021 compared to the prior period, primarily due to a decrease in interest bearing deposit rates.

Provision for Loan Losses. Provision for loan losses amounted to $373,000 for the six months ended June 30, 2021 compared to $712,000 for the six months ended June 30, 2020. The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total loan allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio at June 30, 2021. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $2.2 million or 1.15% of loans outstanding at June 30, 2021, compared to $1.9 million or 1.23% of loans outstanding at December 31, 2020. The provision for loan losses during six months ended June 30, 2021 was primarily due to loan volume growth and the an evaluation of the other factors noted above.

Noninterest Income. Total noninterest income increased to $478,000 for the six months ended June 30, 2021, from $106,000 for the six months ended June 30, 2020 due to increased wire transfer and ACH fees related to an increase in business checking accounts of approximately $46.5 million during the six month period ended June 30, 2021.

Noninterest Expenses. Total noninterest expenses increased to $3,055,000 for the six months ended June 30, 2021 compared to $2,195,000 for the six months ended June 30, 2020 primarily due to an increase in salaries and employee benefits, data processing, and other.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 4. Controls and Procedures

The Company’s management evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report, and, based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2021, the Company issued a total of 160 shares of Series B preferred stock to Michael Blisko, a director of the Company, for a purchase price of $4,000,000. The issuance of the shares in these transactions were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering. The Company used the proceeds to make capital contributions to the Bank in order to augment the Bank’s regulatory capital ratios.

During the second quarter of 2021, the Company issued a total of 200 shares of Series B preferred stock to a non-related party for a purchase price of $5,000,000. The issuance of the shares in these transactions were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering. The Company used the proceeds to- make capital contributions to the Bank in order to augment the Bank’s regulatory capital ratios.

During the second quarter of 2021, the Company issued a total of 200 shares of preferred stock to a non-related party for a purchase price of $5,000,000. The issuance of the shares in these transactions were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering. The Company used the proceeds to augment the Bank’s regulatory capital ratios.

During June 2021, the Company issued 262,417 shares of its common stock in a private placement transaction to four accredited investors. All of the shares were sold at a price of $4.50 per share, except for 23,529 shares sold to one purchaser at a price of $4.25 per share. None of the investors was an officer, director or affiliate of the Company. The issuance of the shares in these transactions were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering.

During July 2021, the Company issued an additional 205,823 shares of its common stock in a private placement transaction to four accredited investors at a price of $4.50 per share. None of these investors was an officer, director or affiliate of the Company other than Martin Schmidt, who is a director of the Company. Mr. Schmidt purchased 5,323 shares. The shares issued to Mr. Schmidt were issued to him pursuant to the company’s equity incentive plan. The issuance of the shares in these transactions were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering.

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

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date: August 11, 2021	By:	/s/ Timothy Terry
Timothy Terry
Principal Executive Officer

	By:	/s/ Joel Klein
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

