Form 10-Q
period 2021-09-30
OptimumBank Holdings, Inc.
filed 2021-11-09
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,730,709 shares of common stock, $.01 par value, issued and outstanding as of October 29, 2021.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

i

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Cash and due from banks	$16,563	$25,523
Interest-bearing deposits with banks	67,020	29,106
Total cash and cash equivalents	83,583	54,629
Debt securities available for sale	35,738	18,893
Debt securities held-to-maturity (fair value of $1,375 and $3,549)	1,327	3,399
Loans, net of allowance for loan losses of $2,695 and $1,906	205,865	152,469
Federal Home Loan Bank stock	793	1,092
Premises and equipment, net	1,571	1,413
Right-of-use lease assets	969	904
Accrued interest receivable	863	1,336
Other assets	4,364	977

Total assets	$335,073	$235,112
Liabilities and Stockholders’ Equity:

Liabilities:
Noninterest-bearing demand deposits	$114,011	$58,312
Savings, NOW and money-market deposits	153,406	110,704
Time deposits	14,329	21,743

Total deposits	281,746	190,759

Federal Home Loan Bank advances	18,000	23,000
Junior subordinated debenture	-	2,068
Official checks	491	142
Operating lease liabilities	998	923
Other liabilities	666	386

Total liabilities	301,901	217,278

Commitments and contingencies (Notes 1, 8 and 11)
Stockholders’ equity:
Preferred stock, no par value; 6,000,000 shares authorized:	—	—
Designated Series B, no par value, 760 shares authorized, 760 and 400 shares issued and outstanding	—	—
Common stock, $.01 par value; 10,000,000 shares authorized, 4,524,509 and 3,203,455 shares issued and outstanding	45	32
Additional paid-in capital	64,146	50,263
Accumulated deficit	(30,683)	(32,392)
Accumulated other comprehensive loss	(336)	(69)

Total stockholders’ equity	33,172	17,834
Total liabilities and stockholders’ equity	$335,073	$235,112

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest income:
Loans	$2,795	$1,723	$6,820	$4,697
Debt securities	150	41	327	136
Other	28	7	81	67

Total interest income	2,973	1,771	7,228	4,900

Interest expense:
Deposits	146	290	480	1,047
Borrowings	62	96	241	322

Total interest expense	208	386	721	1,369

Net interest income	2,765	1,385	6,507	3,531

Provision for loan losses	582	524	955	1,236

Net interest income after provision for loan losses	2,183	861	5,552	2,295

Noninterest income:
Service charges and fees	375	1	816	52
Other	48	63	86	118

Total noninterest income	423	64	902	170

Noninterest expenses:
Salaries and employee benefits	921	582	2,347	1,616
Professional fees	141	121	393	368
Occupancy and equipment	156	146	467	435
Data processing	195	132	542	381
Insurance	23	21	69	66
Regulatory assessment	20	59	147	129
Other	233	360	780	621

Total noninterest expenses	1,689	1,421	4,745	3,616

Net earnings (loss) before income taxes	917	(496)	1,709	(1,151)

Income taxes	—	—	—	—

Net earnings (loss)	$917	$(496)	$1,709	$(1,151)

Net earnings (loss) per share - basic and diluted	$0.21	$(0.17)	$0.47	$(0.39)

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net earnings (loss)	$917	$(496)	$1,709	$(1,151)

Other comprehensive income (loss):
Change in unrealized gain on debt securities:
Unrealized gain (loss) arising during the period	233	(30)	(340)	36

Amortization of unrealized loss on debt securities transferred to held-to-maturity	18	35	98	83

Other comprehensive income (loss) before income taxes	251	5	(242)	119

Deferred income taxes	—	(2)	(25)	(30)

Total other comprehensive income (loss)	251	3	(267)	89

Comprehensive income (loss)	$1,168	$(493)	$1,442	$(1,062)

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2021 and 2020

(Dollars in thousands)

	Preferred Stock						Additional		Accumulated Other
	Series A		Series B		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2019	-	$-	--	$-	2,853,171	$28	$ 38,994	$(31,610)	$(205)	$7,207

Proceeds from the sale of common stock (unaudited)	-	-	-	-	98,182	1	538	-	-	539

Net loss for the three months ended March 31, 2020 (unaudited)	-	-	-	-	-	-	-	(308)	-	(308)

Net change in unrealized loss on debt securities available for sale, net of income taxes (unaudited)	-	-	-	-	-	-	-	-	35	35

Amortization of unrealized loss on debt securities transferred to held-to-maturity, net of income taxes (unaudited)	-	-	-	-	-	-	-	-	18	18

Balance at March 31, 2020 (unaudited)	-	-	-	-	2,951,353	29	39,532	(31,918)	(152)	7,491

Proceeds from the sale of preferred stock (unaudited)	—	—	100	—	—	—	2,500	—	—	2,500

Net loss for the three months ended June 30, 2020 (unaudited)	—	—	—	—	—	—	—	(347)	—	(347)

Net change in unrealized gain on debt securities available for sale, net of income taxes (unaudited)	—	—	—	—	—	—	—	—	15	15

Amortization of unrealized loss on debt securities transferred to held-to-maturity, net of income taxes (unaudited)	—	—	—	—	—	—	—	—	18	18

Balance at June 30, 2020 (unaudited)	—	—	100	—	2,951,353	29	42,032	(32,265)	(119)	9,677

Proceeds from the sale of preferred stock (unaudited)	-	-	180	-	-	-	4,500	-	-	4,500

Net loss (unaudited)	-	-	-	-	-	-	-	(496)	-	(496)

Net change in unrealized gain on debt securities available for sale, net of income taxes (unaudited)	-	-	-	-	-	-	-	-	(23)	(23)

Amortization of unrealized loss on debt securities transferred to held-to-maturity, net of income taxes (unaudited)	-	-	-	-	-	-	-	-	26	26

Balance at September 30, 2020 (unaudited)	-	$-	280	$-	2,951,353	$29	$46,532	$(32,761)	$(116)	$13,684

Balance at December 31, 2020	—	—	400	—	3,203,455	32	50,263	(32,392)	(69)	17,834

Proceeds from the sale of preferred stock (unaudited)	—	—	160	—	—	—	4,000	—	—	4,000

Common stock issued for junior subordinated debenture interest payable (unaudited)	—	—	—	—	11,042	—	41	—	—	41

Net change in unrealized gain on loss securities available for sale (unaudited)	—	—	—	—	—	—	—	—	(922)	(922)

Amortization of unrealized loss on debt securities transferred to held-to-maturity (unaudited)	—	—	—	—	—	—	—	—	22	22

Net earnings (unaudited)	—	—	—	—	—	—	—	348	—	348

Balance at March 31, 2021 (unaudited)	—	$—	560	$—	3,214,497	$32	$54,304	$(32,044)	$(969)	$21,323

Proceeds from the sale of preferred stock (unaudited)	—	—	200	—	—	—	5,000	—	—	5,000

Proceeds from the sale of common stock (unaudited)	—	—	—	—	262,417	3	1,173	—	—	1,176

Common stock issued for junior subordinated debenture (unaudited)	—	—	—	—	282,377	3	844	—	—	847

Net change in unrealized gain on debt securities available for sale (unaudited)	—	—	—	—	—	—	—	—	349	349

Amortization of unrealized loss on debt securities transferred to held-to-maturity (unaudited)	—	—	—	—	—	—	—	—	33	33

Net earnings for three months ended June 30, 2021 (unaudited)	—	—	—	—	—	—	—	444	—	444

Balance at June 30, 2021 (unaudited)	—	—	760	—	3,759,291	38	61,321	(31,600)	(587)	29,172

Proceeds from the sale of common stock (unaudited)	—	—	—	—	358,023	3	1,608	—	—	1,611

Common stock issued for junior subordinated debenture (unaudited)	—	—	—	—	407,195	4	1,217	—	—	1,221

Net change in unrealized gain on debt securities available for sale (unaudited)	—	—	—	—	—	—	—	—	233	233

Amortization of unrealized loss on debt securities transferred to held-to-maturity (unaudited)	—	—	—	—	—	—	—	—	18	18

Net earnings for three months ended September 30, 2021 (unaudited)	—	—	—	—	—	—	—	917	—	917

Balance at September 30, 2021 (unaudited)	—	$—	760	$—	4,524,509	$45	$64,146	$(30,683)	$(336)	$33,172

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net earnings (loss)	$1,709	$(1,151)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Provision for loan losses	955	1,236
Depreciation and amortization	156	132
Stock - based compensation	200	200
Net accretion of fees, premiums and discounts	(586)	(27)
Decrease (increase) in accrued interest receivable	473	(1,112)
Amortization of right of use asset	126	113
Net decrease in operating lease liabilities	(116)	(103)
Increase in other assets	(3,412)	(270)
Increase (decrease) in official checks and other liabilities	470	(1,063)
Net cash used in operating activities	(25)	(2,045)

Cash flows from investing activities:
Purchase of debt securities available for sale	(19,513)	(3,638)
Principal repayments of debt securities available for sale	2,184	1,585
Principal repayments of debt securities held-to-maturity	2,113	1,276
Net increase in loans	(53,564)	(44,109)
Purchases of premises and equipment	(314)	(165)
Redemption (purchase) of FHLB stock	299	(450)

Net cash used in investing activities	(68,795)	(45,501)

Cash flows from financing activities:
Net increase in deposits	90,987	66,344
Net (decrease) increase in FHLB Advances	(5,000)	10,000
Proceeds from sale of preferred stock	9,000	7,000
Proceeds from sale of common stock	2,787	539

Net cash provided by financing activities	97,774	83,883

Net increase in cash and cash equivalents	28,954	36,337

Cash and cash equivalents at beginning of the period	54,629	8,934

Cash and cash equivalents at end of the period	$83,583	$45,271

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$776	$2,354

Income taxes	$—	$—

Noncash transactions:
Change in accumulated other comprehensive loss, net change in unrealized (loss) gain on debt securities available for sale, net of income taxes	$(267)	$89

Amortization of unrealized loss on debt securities transferred to held-to-maturity	$98	$83

Right-of use lease assets obtained in exchange for operating lease liabilities	$191	$—

Transfer of loans to foreclosed real estate	$—	$681
Increase in other liabilities for Stock-based compensation	$200	$200
Issuance of common stock for Junior Subordinated Debenture	$2,068	$—
Issuance of common stock for Junior Subordinated Debenture interest payable	$41	$—

See accompanying notes to condensed consolidated financial statements

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) General. OptimumBank Holdings, Inc. (the “Company”) is a one-bank holding company and owns 100% of OptimumBank (the “Bank”), a Florida-chartered community bank. The Company’s only business is the operation of the Bank. The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of community banking services to individual and corporate customers through its two banking offices located in Broward County, Florida.

Basis of Presentation. In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2021, and the results of operations and cash flows for the three and nine month periods ended September 30, 2021 and 2020. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for the full year.

Subsequent Events. The Company has evaluated subsequent events through November 9, 2021, which is the date the condensed consolidated financial statements were issued.

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

The outstanding principal amount of the Junior Subordinated Debenture at December 31, 2020, was $2,068,000, together with accrued interest of $30,000 at December 31, 2020. The accrued interest is presented on the accompanying condensed consolidated balance sheet under the caption “Other liabilities”.

During the first nine months of 2021, the Company acquired all of the outstanding Trust Preferred Securities and paid all accrued interest in exchange for 700,614 shares of the Company’s common stock. These shares were issued in the following transactions:

During the first quarter of 2021, the Company issued 11,042 shares of common stock to pay approximately $41,000 of accrued interest associated with the Junior Subordinated Debenture.

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

During the third quarter of 2021, the Company issued 407,195 shares of common stock in exchange for the remaining 1,228 Trust Preferred Securities. For accounting purposes, the Trust Preferred Securities acquired by the Company were deemed to be cancelled. As a result, the Company cancelled $1,221,000 in principal amount of the Trust Preferred Securities and increased its stockholders’ equity by the same amount.

As of September 30, 2021, the Company had acquired all of the Trust Preferred Securities. Accordingly, there was no principal or accrued interest owed by the Company with respect to the Junior Subordinated Debenture or the Trust Preferred Securities at September 30, 2021.

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

Accumulated other comprehensive loss consists of the following (in thousands):

	September 30,	December 31,
	2021	2020

Unrealized (loss) gain on debt securities available for sale	$(290)	$50
Unamortized portion of unrealized loss related to debt securities available for sale transferred to securities held-to-maturity	(46)	(144)
Income tax benefit	—	25

Accumulated other comprehensive loss	$(336)	$(69)

Income Taxes. The Company assessed its earnings history and trends and estimates of future earnings, and determined that the deferred tax asset could not be realized as of September 30, 2021. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2) Debt Securities. Debt Securities have been classified according to management’s intent. The carrying amount of debt securities and approximate fair values are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

At September 30, 2021:
Available for sale:
SBA Pool Securities	$1,139	$1	$(27)	$1,113
Collateralized mortgage obligations	237	13	—	250
Taxable municipal securities	16,776	58	(165)	16,669
Mortgage-backed securities	17,876	31	(201)	17,706
Total	$36,028	$103	$(393)	$35,738

Held-to-maturity:
Collateralized mortgage obligations	$1,061	$43	—	$1,104
Mortgage-backed securities	266	5	—	271
Total	$1,327	$48	—	$1,375

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

At December 31, 2020:
Available for sale:
SBA Pool Securities	$1,338	$—	$(41)	$1,297
Collateralized mortgage obligations	458	27	—	485
Taxable municipal securities	5,063	29	(7)	5,085
Mortgage-backed securities	11,984	53	(11)	12,026
Total	$18,843	$109	$(59)	$18,893

Held-to-maturity:
Collateralized mortgage obligations	$2,420	$116	—	$2,536
Mortgage-backed securities	979	34	—	1,013
Total	$3,399	$150	—	$3,549

There were no sales of debt securities during the three and nine months ended September 30, 2021 and 2020.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2) Debt Securities Continued.

Debt Securities available for sale with gross unrealized losses, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position, is as follows (in thousands):

	At September 30, 2021
	Over Twelve Months		Less Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Available for Sale :
SBA Pool Securities	(27)	907	—	—
Taxable municipal securities	—	—	(165)	12,124
Mortgage-backed securities	(39)	1,613	(162)	15,205
Total	$(66)	$2,520	$(327)	$27,329

	At December 31, 2020
	Over Twelve Months		Less Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Available for Sale :
SBA Pool Securities	(41)	1,297	—	—
Taxable municipal securities	—	—	(7)	1,413
Mortgage-backed securities	—	—	(11)	3,583
Total	$(41)	$1,297	$(18)	$4,996

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

At September 30, 2021 and December 31, 2020, the unrealized losses on twenty-nine and eleven debt securities respectively, were caused by market conditions. It is expected that the debt securities would not be settled at a price less than the book value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans. The components of loans are as follows (in thousands):

	September 30,	December 31,
	2021	2020

Residential real estate	$30,721	$28,997
Multi-family real estate	41,159	19,210
Commercial real estate	102,416	74,398
Land and construction	4,694	4,750
Commercial	18,269	21,849
Consumer	12,085	5,715

Total loans	209,344	154,919

Deduct:
Net deferred loan fees, costs and premiums	(784)	(544)
Allowance for loan losses	(2,695)	(1,906)

Loans, net	$205,865	$152,469

An analysis of the change in the allowance for loan losses follows (in thousands):

	Residential	Multi-Family
	Real Estate	Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Unallocated	Total
Three Months Ended September 30, 2021:

Beginning balance	$472	$392	$938	$57	$58	$314	$—	$2,231
(Credit) provision for loan losses	(29)	102	349	(10)	39	131	—	582
Charge-offs	—	—	—	—	(10)	(111)	—	(121)
Recoveries	3	—	—	—	—	—	—	3

Ending balance	$446	$494	$1,287	$47	$87	$334	$—	$2,695

Three Months Ended September 30, 2020:
Beginning balance	$717	$153	$888	$50	$620	$236	$—	$2,664
Provision (credit) for loan losses	85	75	84	(5)	292	(7)	—	524
Charge-offs	(259	—	—	—	(775)	(17)	—	(1,051)
Recoveries	1	—	—	6	—	1	—	8

Ending balance	$544	$228	$972	$51	$137	$213	$—	$2,145

Nine Months Ended September 30, 2021:

Beginning balance	$463	$253	$884	$52	$103	$151	$—	$1,906
(Credit) provision for loan losses	(46)	241	403	(13)	4	366	—	955
Charge-offs	—	—	—	—	(20)	(191)	—	(211)
Recoveries	29	—	—	$8	—	8	—	45

Ending balance	$446	$494	$1,287	$47	$87	$334	$—	$2,695

Nine Months Ended September 30, 2020:

Beginning balance	$531	$82	$624	$21	$573	$152	$26	$2,009
Provision (credit) for loan losses	264	146	348	12	339	153	(26)	1,236
Charge-offs	(259)	—	—	—	(775)	(94)	—	(1,128)
Recoveries	8	—	—	18	—	2	—	28

Ending balance	$544	$228	$972	$51	$137	$213	$-	$2,145

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued.

		Multi-
	Residential	Family
	Real Estate	Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Unallocated	Total
At September 30, 2021:
Individually evaluated for impairment:
Recorded investment	$—	$—	$—	$—	$—	$—	$—	$—
Balance in allowance for loan losses	$—	$—	$—	$—	$—	$—	$—	$—

Collectively evaluated for impairment:
Recorded investment	$30,721	$41,159	$102,416	$4,694	$18,269	$12,085	$—	$209,344
Balance in allowance for loan losses	$446	$494	$1,287	$47	$87	$334	$—	$2,695

At December 31, 2020:
Individually evaluated for impairment:
Recorded investment	$—	$—	$2,193	$—	$—	$—	$—	$2,193
Balance in allowance for loan losses	$—	$—	$—	$—	$—	$—	$—	$—

Collectively evaluated for impairment:
Recorded investment	$28,997	$19,210	$72,205	$4,750	$21,849	$5,715	$—	$152,726
Balance in allowance for loan losses	$463	$253	$884	$52	$103	$151	$—	$1,906

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

Commercial. Commercial business loans and lines of credit consist of loans to small- and medium-sized companies in the Company’s market area. Commercial loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture. Primarily all of the Company’s commercial loans are secured loans, along with a small amount of unsecured loans. The Company’s underwriting analysis consists of a review of the financial statements of the borrower, the lending history of the borrower, the debt service capabilities of the borrower, the projected cash flows of the business, the value of the collateral, if any, and whether the loan is guaranteed by the principals of the borrower. These loans are generally secured by accounts receivable, inventory and equipment. Commercial loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business, which makes them of higher risk than residential loans and the collateral securing loans may be difficult to appraise and may fluctuate in value based on the success of the business. The Company seeks to minimize these risks through its underwriting standards. The Company has supported small business owners by making loans through the Small Business Administration Paycheck Protection Program (“PPP”). As of September 30, 2021, the Bank had originated 502 PPP loans for a total dollar amount of $37.4 million. These loans are 100% guaranteed by the Small Business Administration (the “SBA”). At September 30, 2021 outstanding PPP loans total approximately $14.3 million.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued. The following summarizes the loan credit quality (in thousands):

		OLEM (Other Loans Especially	Sub-
	Pass	Mentioned)	Standard	Doubtful	Loss	Total

At September 30, 2021:
Residential real estate	$28,212	$—	$2,509	$—	$—	$30,721
Multi-family real estate	41,159	—	—	—	—	41,159
Commercial real estate	99,825	2,591	—	—	—	102,416
Land and construction	4,694	—	—	—	—	4,694
Commercial	17,992	277	—	—	—	18,269
Consumer	12,085	—	—	—	—	12,085

Total	$203,967	$2,868	$2,509	$—	$—	$209,344

At December 31, 2020:
Residential real estate	$28,151	$—	$846	$—	$—	$28,997
Multi-family real estate	19,210	—	—	—	—	19,210
Commercial real estate	66,089	4,449	3,860	—	—	74,398
Land and construction	4,750	—	—	—	—	4,750
Commercial	20,735	1,114	—	—	—	21,849
Consumer	5,715	—	—	—	—	5,715

Total	$144,650	$5,563	$4,706	$—	$—	$154,919

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued. Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
			Greater
	30-59	60-89	Than 90
	Days Past	Days Past	Days Past	Total Past		Nonaccrual	Total
	Due	Due	Past	Due	Current	Loans	Loans

At September 30, 2021:
Residential real estate	$—	$—	$—	$—	$30,721	$—	$30,721
Multi-family real estate	—	—	—	—	41,159	—	41,159
Commercial real estate	—	—	—	—	102,416	—	102,416
Land and construction	—	—	—	—	4,694	—	4,694
Commercial	—	—	—	—	18,269	—	18,269
Consumer	21	22	—	43	12,042	—	12,085

Total	$21	$22	$—	$43	$209,301	$—	$209,344

	Accruing Loans
			Greater
	30-59 Days	60-89 Days	Than 90 Days	Total
	Past	Past	Past	Past		Nonaccrual	Total
	Due	Due	Due	Due	Current	Loans	Loans
At December 31, 2020:
Residential real estate	$977	$—	$—	$977	$28,020	$—	$28,997
Multi-family real estate	—	—	—	—	19,210	—	19,210
Commercial real estate	—	—	—	—	72,205	2,193	74,398
Land and construction	—	—	—	—	4,750	—	4,750
Commercial	—	—	—	—	21,849	—	21,849
Consumer	6	—	—	6	5,709	—	5,715

Total	$983	$—	$—	$983	$151,743	$2,193	$154,919

There were no impaired loans at September 30, 2021. The following summarizes the amount of impaired loans at December 31, 2020 (in thousands):

	December 31, 2020
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial real estate	$2,193	$2,193	—

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued. The average recorded investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Three Months Ended September 30,
	2021			2020
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received

Residential real estate	$—	$—	$—	$626	$—	$—
Commercial real estate	$—	$—	$—	$2,193	$26	$—
Commercial	$—	$—	$—	$270	$—	$—
Total	$—	$—	$—	$3,089	$26	$—

	Nine Months Ended September 30,
	2021			2020
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received

Residential real estate	$—	$—	$—	$846	$18	$11
Commercial real estate	$658	$7	$7	$2,194	$78	$60
Commercial	$—	$—	$—	$649	$—	$18
Total	$658	$7	$7	$3,689	$96	$89

No loans have been determined to be troubled debt restructurings (TDR’s) during the three and nine month periods ended September 30, 2021 or 2020. At September 30, 2021 and 2020, there were no loans modified and entered into as TDR’s within the past twelve months, that subsequently defaulted during the three and nine month periods ended September 30, 2021 or 2020.

(4) Earnings (Loss) Per Share. Basic earnings (loss) per share have been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. During the three and nine month periods ended September 30, 2021, basic and diluted earnings per share is the same as there were no outstanding potentially dilutive securities. During the three and nine month periods ended September 30, 2020, basic and diluted loss per share is the same due to the net loss incurred by the Company. Earnings (loss) per common share have been computed based on the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Weighted-average number of common shares outstanding used to calculate basic and diluted loss per common share	4,346,211	2,951,353	3,611,814	2,920,961

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(5) Stock-Based Compensation

The Company is authorized to grant stock options, stock grants and other forms of equity-based compensation under its 2018 Equity Incentive Plan (the “2018 Plan”). The plan has been approved by the shareholders. The Company is authorized to issue up to 550,000 shares of common stock under the 2018 Plan, of which 250,096 shares remain available for grant. No stock options are outstanding at September 30, 2021.

During the first quarter of 2021, the Company agreed to issue 62,112 shares to a director for services performed and recorded compensation expense of $200,000. At September 30, 2021 the director had not yet taken delivery of the shares. As such, at September 30, 2021, the $200,000 is presented on the accompanying condensed consolidated balance sheets under the caption of “other liabilities”. During October 2021, the director took delivery of the shares.

(6) Fair Value Measurements. There were no impaired collateral dependent loans measured at fair value on a nonrecurring basis at September 30, 2021 and December 31, 2020.

Debt securities available for sale measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		In Active Markets for	Other Observable	Significant Unobservable
	Fair Value	Identical Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
At September 30, 2021 :
SBA Pool Securities	$1,113	$—	$1,113	—
Collateralized mortgage obligations	250	—	250	—
Taxable municipal securities	16,669	—	16,669	—
Mortgage-backed securities	17,706	—	17,706	—
Total	$35,738	—	$35,738	—

		Fair Value Measurements Using
		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

At December 31, 2020 :
SBA Pool Securities	$1,297	$—	$1,297	—
Collateralized mortgage obligations	485	—	485	—
Taxable municipal securities	5,085	—	5,085	—
Mortgage-backed securities	12,026	—	12,026	—
Total	$18,893	—	$18,893	—

(7) Fair Value of Financial Instruments. The estimated fair values and fair value measurement method with respect to the Company’s financial instruments were as follows (in thousands):

	Carrying Amount	Fair Value	Level	Carrying Amount	Fair Value		Level
	At September 30, 2021			At December 31, 2020
	Carrying Amount	Fair Value	Level	Carrying Amount	Fair Value		Level

Financial assets:
Cash and cash equivalents	$83,583	$83,583	1	$54,629	$54,629		1
Debt securities available for sale	35,738	35,738	2	18,893	18,893		2
Debt securities held-to-maturity	1,327	1,375	2	3,399	3,549		2
Loans	205,865	205,807	3	152,469	153,276		3
Federal Home Loan Bank stock	793	793	3	1,092	1,092		3
Accrued interest receivable	863	863	3	1,336	1,336		3

Financial liabilities:
Deposit liabilities	281,746	281,813	3	190,759	191,011		3
Federal Home Loan Bank advances	18,000	18,185	3	23,000	23,254		3
Junior subordinated debenture	—	—	3	2,068	N/A	(1)	3
Off-balance sheet financial instruments	—	—	3	—	—		3

(1)	The Company is unable to determine value based on significant unobservable inputs required in the calculation.

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

Commitments to extend credit, unused lines of credit, and standby letters of credit typically result in loans with a market interest rate when funded. A summary of the contractual amounts of the Company’s financial instruments with off-balance-sheet risk at September 30, 2021 follows (in thousands):

Commitments to extend credit	$16,153

Unused lines of credit	$11,532

Standby letters of credit	$4,550

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(9) Regulatory Matters, Continued.

Management believes, as of September 30, 2021 and December 31, 2020, that the Bank meets all capital adequacy requirements to which it is subject. The Bank’s actual capital amounts and percentages are presented in the table ($ in thousands):

	Actual		To Be Well Capitalized Under Prompt Corrective Action Regulations (CBLR Framework)
	Amount	%	Amount	%
As of September 30, 2021:
Tier I Capital to Total Assets	32,980	10.96%	25,567	8.5%

	Actual		To Be Well Capitalized Under Prompt Corrective Action Regulations (CBLR Framework)
	Amount	%	Amount	%
As of December 31, 2020:
Tier I Capital to Total Assets	19,261	9%	17,116	8%

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

The Series B Preferred Stock has no par value. Except in the case of liquidation, if the Company declares or pays a dividend or distribution on the common stock, the Company shall simultaneously declare and pay a dividend on the Series B Preferred Stock on a pro rata basis with the common stock determined on an as-converted basis assuming all Shares of Series B Preferred Stock had been converted immediately prior to the record date of the applicable dividend. At September 30, 2021, the Company had 760 shares of Series B Preferred Stock outstanding, which are convertible into 7,600,000 shares of common stock, at the option of the Company, subject to the prior fulfilment of the following conditions: (i) such conversion shall have been approved by the holders of a majority of the outstanding common stock of the Company; and (ii) such conversion shall not result in any holder of the Series B Preferred Stock and any persons with whom the holder may be acting in concert, becoming beneficial owners of more than 9.9% of the outstanding shares of the common stock. The number of shares issuable upon conversion is subject to adjustment based on the terms of the amended Certificate of Designation in the Amendment to the Company’s Articles of Incorporation filed on June 25, 2021 (the “Certificate of Designation”) The Preferred Stock has preferential liquidation rights over common stockholders and holders of junior securities. The liquidation price is the greater of $25,000 per share of preferred stock or such amount per share of preferred stock that would have been payable had all shares of the preferred stock been converted into common stock per the terms of the Certificate of Designation immediately prior to a liquidation. The Preferred Stock generally has no voting rights except as provided in the Certificate of Designation.

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

Capital Levels

As of September 30, 2021, the Bank is well capitalized under regulatory guidelines.

Refer to Note 9 for the Bank’s actual and required minimum capital ratios.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition at September 30, 2021 and December 31, 2020

Overview

The Company’s total assets increased by approximately $100 million to $335.1 million at September 30, 2021, from $235.1 million at December 31, 2020, primarily due to increases in loans, cash and cash equivalents and debt securities. The growth in assets was attributable to the success of the Company’s efforts to increase deposits from new customers. Total deposits grew by approximately $91 million to $281.7 million at September 30, 2021, from $190.8 million at December 31, 2020. Total stockholders’ equity increased by approximately $15.3 million to $33.2 million at September 30, 2021, from $17.8 million at December 31, 2020, primarily due to proceeds from the sale of preferred stock, common stock, the issuance of common stock in exchange for Trust Preferred Securities and net earnings. The increase in stockholders’ equity was partially offset by the change in accumulated other comprehensive loss for the three and nine months ended September 30, 2021.

The following table shows selected information for the periods ended or at the dates indicated:

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020

Average equity as a percentage of average assets	8.7%	5.8%

Equity to total assets at end of period	9.9%	7.6%

Return on average assets (1)	0.9%	(0.5)%

Return on average equity (1)	9.5%	(7.8)%

Noninterest expenses to average assets (1)	2.3%	2.9%

(1) Annualized for the nine months ended September 30, 2021.

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

The Company increased deposits by approximately $91 million during the nine-month period ending September 30, 2021. The proceeds were used to originate new loans, purchase debt securities and repay Federal Home Loan Bank advances.

In addition to obtaining funds from depositors, the Company may borrow funds from other financial institutions. At September 30, 2021, the Company had outstanding borrowings of $18 million, against its $55 million in established borrowing capacity with the FHLB. The Company’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. The Company has an available discount window credit line with the Federal Reserve Bank, currently $430,000. The Federal Reserve Bank line is subject to collateral requirements and must be repaid within 90 days; each advance is subject to prior Federal Reserve Bank consent. At September 30, 2021, the Company also had available lines of credit amounting to $9.5 million with four correspondent banks to purchase federal funds. Disbursements on the lines of credit are subject to the approval of the correspondent banks. We measure and monitor our liquidity daily and believe our liquidity sources are adequate to meet our operating needs.

Off-Balance Sheet Arrangements

Refer to Note 8 in the condensed consolidated financial statements for Off-Balance Sheet Arrangements.

Junior Subordinated Debenture

Please refer to Note 1 in the condensed consolidated financial statements for discussion on this matter.

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

	Three Months Ended September 30,
	2021			2020
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans	$203,983	$2,795	5.48%	$142,138	$1,723	4.85%
Securities	34,044	150	1.76%	9,092	41	1.80%
Other (1)	48,596	28	0.23%	18,928	7	0.15%

Total interest-earning assets/interest income	286,623	2,973	4.15%	170,158	1,771	4.16%

Cash and due from banks	12,080			14,480
Premises and equipment	1,402			1,439
Other	1,626			1,312

Total assets	$301,731			$187,389

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$128,844	124	0.38%	$89,383	168	0.75%
Time deposits	15,429	22	0.57%	28,583	122	1.71%
Borrowings (2)	18,387	62	1.35%	26,758	96	1.44%

Total interest-bearing liabilities/interest expense	162,660	208	0.51%	144,724	386	1.07%

Noninterest-bearing demand deposits	105,843			29,970
Other liabilities	1,744			2,367
Stockholders’ equity	31,484			10,328

Total liabilities and stockholders’ equity	$301,731			$187,389

Net interest income		$2,765			$1,385

Interest rate spread (3)			3.64%			3.09%

Net interest margin (4)			3.86%			3.26%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.76			1.18

(1)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and the junior subordinated debenture.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.
(5)	Annualized.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Nine Months Ended September 30,
	2021			2020
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans	$183,068	$6,820	4.97%	$125,090	$4,697	5.01%
Securities	28,024	327	1.56%	10,016	136	1.81%
Other (1)	38,457	81	0.28%	14,526	67	0.61%

Total interest-earning assets/interest income	249,549	7,228	3.86%	149,632	4,900	4.37%

Cash and due from banks	21,338			7,748
Premises and equipment	1,344			1,423
Other	1,940			1,043

Total assets	$274,171			$159,846

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$121,077	380	0.42%	$72,348	607	1.12%
Time deposits	18,170	100	0.73%	30,466	440	1.93%
Borrowings (2)	21,023	241	1.53%	24,990	322	1.72%

Total interest-bearing liabilities/interest expense	160,270	721	0.60%	127,804	1,369	1.43%

Noninterest-bearing demand deposits	88,387			21,255
Other liabilities	1,642			2,447
Stockholders’ equity	23,872			8,340

Total liabilities and stockholders’ equity	$274,171			$159,846

Net interest income		$6,507			$3,531

Interest rate spread (3)			3.26%			2.94%

Net interest margin (4)			3.48%			3.15%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.56			1.17

(1)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and the junior subordinated debenture.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.
(5)	Annualized.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of the Three-Month Periods Ended September 30, 2021 and 2020

	Three Months Ended		Increase /
	September 30,		(Decrease)
(dollars in thousands)	2021	2020	Amount	Percentage
Total interest income	$2,973	$1,771	$1,202	68%
Total interest expense	208	386	(178)	(46)%
Net interest income	2,765	1,385	1,380	100%
Provision for loan losses	582	524	58	11%
Net interest income after provision for loan losses	2,183	861	1,322	154%
Total noninterest income	423	64	359	561%
Total noninterest expenses	1,689	1,421	268	19%
Net earnings (loss) before income taxes	917	(496)	1,413	(284)%
Income taxes	-	-	-	-
Net earnings (loss)	$917	$(496)	1,413	(284)%
Net earnings (loss) per share - basic and diluted	$0.21	$(0.17)

Net earnings (loss). Net earnings for the three months ended September 30, 2021, were $917,000 or $0.21 per basic and diluted share compared to a net loss of $(496,000) or $(0.17) per basic and diluted share for the three months ended September 30, 2020. The increase in net earnings during the three months ended September 30, 2021 compared to three months ended September 30, 2020 is primarily attributed to an increase in net interest income and noninterest income, partially offset by the increase in noninterest expense.

Interest Income. Interest income increased $1,202,000 for the three months ended September 30, 2021 compared to the three ended September 30, 2020 due primarily to growth in the loan portfolio.

Interest Expense. Interest expense decreased $178,000 to $208,000 for the three months ended September 30, 2021 compared to the prior period, primarily due to a decrease in interest bearing deposit rates.

Provision for Loan Losses. Provision for loan losses was $582,000 for the three months ended September 30, 2021 compared to $524,000 for the three months ended September 30, 2020. The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total loan allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio at September 30, 2021. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $2.7 million or 1.29% of loans outstanding at September 30, 2021, compared to $1.9 million or 1.23% of loans outstanding at December 31, 2020. The provision for loan losses during the second quarter of 2021 was primarily due to loan volume growth and the evaluation of the other factors noted above.

Noninterest Income. Total noninterest income increased to $423,000 for the three months ended September 30, 2021, from $64,000 for the three months ended September 30, 2020 due to increased wire transfer and ACH fees related to an increase in business checking accounts of approximately $14.5 million during the three month period ended September 30, 2021.

Noninterest Expenses. Total noninterest expenses increased to $1,689,000 for the three months ended September 30, 2021 compared to $1,421,000 for the three months ended September 30, 2020 primarily due to an increase in salaries and employee benefits, professional fees and data processing.

Comparison of the Nine-Month Periods Ended September 30, 2021 and 2020

	Nine Months Ended		Increase /
	September 30,		(Decrease)
(dollars in thousands)	2021	2020	Amount	Percentage
Total interest income	$7,228	$4,900	$2,328	48%
Total interest expense	721	1,369	(648)	(47)%
Net interest income	6,507	3,531	2,976	84%
Provision for loan losses	955	1,236	(281)	(23)%
Net interest income after provision for loan losses	5,552	2,295	3,257	142%
Total noninterest income	902	170	732	431%
Total noninterest expenses	4,745	3,616	1,129	31%
Net earnings (loss) before income taxes	1,709	(1,151)	2,860	(248)%
Income taxes	-	-	-	-
Net earnings (loss)	$1,709	$(1,151)	2,860	(248)%
Net earnings (loss) per share - basic and diluted	$0.47	$(0.39)

Net earnings (loss). Net earnings for the nine months ended September 30, 2021, were $1,709,000 or $0.47 per basic and diluted share compared to a net loss of $(1.2 million) or $(0.39) per basic and diluted share for the nine months ended September 30, 2020. The increase in net earnings during the nine months ended September 30, 2021 compared to nine months ended September 30, 2020 is primarily attributed to a decrease in the provision for loan losses, increase in net interest income and noninterest income, partially offset by the increase in noninterest expense.

Interest Income. Interest income increased $2,328,000 for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due primarily to growth in the loan portfolio.

Interest Expense. Interest expense decreased $648,000 to $721,000 for the nine months ended September 30, 2021 compared to the prior period, primarily due to a decrease in interest bearing deposit rates.

Provision for Loan Losses. Provision for loan losses amounted to $955,000 for the nine months ended September 30, 2021 compared to $1.2 million for the nine months ended September 30, 2020. The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total loan allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio at September 30, 2021. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $2.7 million or 1.29% of loans outstanding at September 30, 2021, compared to $1.9 million or 1.23% of loans outstanding at December 31, 2020. The provision for loan losses during nine months ended September 30, 2021 was primarily due to loan volume growth and an evaluation of the other factors noted above.

Noninterest Income. Total noninterest income increased to $902,000 for the nine months ended September 30, 2021, from $170,000 for the nine months ended September 30, 2020 due to increased wire transfer and ACH fees related to an increase in business checking accounts of approximately $23.7 million during the nine month period ended September 30, 2021.

Noninterest Expenses. Total noninterest expenses increased to $4,745,000 for the nine months ended September 30, 2021 compared to $3,616,000 for the nine months ended September 30, 2020 primarily due to an increase in salaries and employee benefits and data processing.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 4. Controls and Procedures

The Company’s management evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report, and, based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2021, the Company issued 358,023 shares of its common stock in a private placement transaction to 18 accredited investors at a price of $4.50 per share. None of these investors was an officer, director or affiliate of the Company other than Martin Schmidt, who is a director of the Company. Mr. Schmidt purchased 10,323 shares. The Company issued these shares in reliance on Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

During October 2021, the Company issued an additional 188,660 shares of its common stock in a private placement transaction to an accredited investor at a price of $4.50 per share. The investor was not an officer, director or affiliate of the Company. The Company issued these shares in reliance on Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 3. Defaults on Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The exhibits listed in the Exhibit Index following the signature page are filed with or incorporated by reference into this report.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date: November 9, 2021	By:	/s/ Timothy Terry
Timothy Terry
Principal Executive Officer

	By:	/s/ Joel Klein
Joel Klein
Principal Financial Officer

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Principal Executive Officer

32.2	Certification of Principal Financial Officer

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

EXHIBIT INDEX

Exhibit No.	Description

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

