Form 10-K
period 2021-12-31
OptimumBank Holdings, Inc.
filed 2022-03-08
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (3,208,236 shares) on June 30, 2021, was approximately $15,463,698, computed by reference to the closing market price at $4.82 per share as of June 30, 2021. For purposes of this information, the outstanding shares of common stock beneficially owned by directors and executive officers of the registrant were deemed to be shares of common stock held by affiliates.

The number of shares of common stock, par value $0.01 per share, of the registrant outstanding as of March 8, 2022 was 4,897,503 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the issuer’s fiscal year end are incorporated by reference into Part III, Items 10 through 14, of this Annual Report on Form 10-K.

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

General

OptimumBank Holdings, Inc. is a Florida corporation (the “Company”) formed in 2004 as a bank holding company for OptimumBank (the “Bank”). The Company’s only business is the ownership and operation of the Bank. The Bank is a Florida state-chartered bank established in 2000, with deposits insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of community banking services to individual and corporate customers through its two banking offices located in Broward County, Florida.

The Company is subject to the supervision and regulation of The Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is subject to the supervision and regulation of the State of Florida Office of Financial Regulation (“OFR”) and the FDIC. The Bank is a member of the Federal Home Loan Bank of Atlanta.

At December 31, 2021, the Company had total assets of $351.8 million, net loans of $247.9 million, total deposits of $292.4 million and stockholders’ equity of $38.5 million. During 2021, the Company had a net income of $6.3 million.

Junior Subordinated Debenture

Junior Subordinated Debenture.

In 2004, the Company formed OptimumBank Capital Trust I (the “Trust”) for the purpose of raising capital through the sale of trust preferred securities. At that time, the Trust raised $5,155,000 through the sale of 5,000 trust preferred securities (the “Trust Preferred Securities”) to third-party investors and the issuance of 155 common trust securities to the Company. The Trust utilized the proceeds of $5,155,000 to purchase a junior subordinated debenture from the Company (the “Junior Subordinated Debenture”).

The outstanding principal amount of the Junior Subordinated Debenture at December 31, 2020, was $2,068,000, During the first nine months of 2021, the Company acquired all of the outstanding Trust Preferred Securities and paid all accrued interest in exchange for 700,614 shares of the Company’s common stock. As a result, the Company’s obligations with respect to the Trust Preferred Securities and the Junior Subordinated Debenture have been fully satisfied.

Branch Sale

During the fourth quarter of 2021, the Bank sold its Plantation branch location to a third-party. The sale was completed in November 2021 for $1,081,000. In connection with the sale, the Company recorded a gain in the consolidated statements of operations of $340,000.

Banking Products

The Bank’s revenues are primarily derived from interest and fees received in connection with, real estate and other loans, interest from securities and short-term investments, and service charges on payment transactions. The principal sources of funds for the Bank’s lending activities are deposits, borrowings, repayment of loans, and the repayment, or maturity of securities. The Bank’s principal expenses are the interest paid on deposits, and operating and general administrative expenses.

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

● Maintaining a presence in Broward County through a branch network. Currently, the Bank has two branch banking offices in Broward County;

● Concentrating on real estate, commercial and consumer lending activities by originating fixed and variable rate commercial mortgage loans, commercial loans, and consumer loans for Bank customers;

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

The Bank and its management team are focusing on achieving the following key business objectives:

● Increasing and Diversifying Loan Originations. Management is seeking to increase the Bank’s loan production to add more interest-bearing assets to its asset base. In addition, management is endeavoring to diversify loan originations and the loan portfolio to include more commercial and consumer loans in order to supplement the Bank’s existing portfolio of residential and commercial real estate loans.

● Lowering the Cost of Deposits. Management is seeking to change the Bank’s deposit mix by replacing higher cost interest bearing time deposits with non-interest-bearing demand deposits.

● Increasing Capital Ratios. Management is seeking to obtain additional capital to increase the Bank’s capital ratios in order to allow the Bank to grow, implement its business plan and improve profitability.

Lending Activities

The Bank offers real estate, commercial and consumer loans to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in its market area. The Bank’s primary market area consists of the tri-county area of Broward, Miami-Dade and Palm Beach counties, and secondarily throughout the State of Florida. The Bank’s net loans at December 31, 2021 were $247.9 million, or 70% of total assets. During 2021 net loans increased by $95.4 million. Loan balances increased by $29.4 million in multi-family real estate loans, $55.1 million in commercial real estate loans and $17.1 million in consumer loans. The interest rates charged on loans varied with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. The Bank has no foreign loans.

The Bank’s loan portfolio is concentrated in three major areas: residential, multi-family real estate, and commercial real estate loans. As of December 31, 2021, 85% of the loan portfolio consisted of loans secured by mortgages on real estate, of which approximately 51% of the total loan portfolio was secured by commercial real estate properties. The real estate loans are located primarily in the tri-county market area.

The Bank’s real estate loans are secured by mortgages and consist primarily of loans to individuals and businesses for the purchase or improvement of, or investment in, real estate. These real estate loans were made at fixed or variable interest rates and are normally variable rate mortgages which adjust annually after the initial three to five-year period of the loan. The Bank’s fixed rate loans generally are for terms of five years or less, and are repayable in monthly instalments based on a maximum 30-year amortization schedule.

Loan originations are derived primarily from director and employee referrals, existing customers, and direct marketing. Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions including interest rates, and risks inherent in dealing with individual borrowers. A significant portion of the Bank’s portfolio is collateralized by real estate in South Florida, which is susceptible to local economic downturns. The Bank attempts to minimize credit losses through various means. On most credits, it relies on the cash flow and assets of a debtor as the source of repayment as well as the value of the underlying collateral. The Bank also generally limits its loans to up to 80% of the value of the underlying real estate collateral. The Bank generally charges a prepayment penalty if a loan is repaid within the first two to three years of origination to recover any costs it paid for the origination of the loan.

Deposit Activities

Deposits are the major source of the Bank’s funds for lending and other investment activities. The Bank considers the majority of its regular savings, demand, NOW, money market deposit accounts and certificates of deposit under $250,000 to be core deposits. These accounts comprised approximately 99.4% of the Bank’s total deposits at December 31, 2021. Approximately 4.5% of the deposits at December 31, 2021 were certificates of deposit. Generally, the Bank attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $250,000 and over made up approximately 0.6% of the Bank’s total deposits at December 31, 2021. Although these large deposits are not traditionally considered core deposits, the majority of these deposits have served as a stable source of funds for the Bank. During 2021 total deposits increased by $101.7 million. The increase in deposit balances primarily consisted of increases of $65.8 million in non-interest bearing demand deposits and $44.4 million in savings, NOW and money-market deposits. Time deposits decreased by $8.5 million during 2021.

Investments

The Bank’s investment securities portfolio was approximately $35.4 and $22.3 million at December 31, 2021 and 2020, respectively, representing 10% and 9.5% of its total assets. At December 31, 2021, 52% of this portfolio was invested in asset-backed securities. Mortgage-backed securities generally have a shorter life than the stated maturity. The Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at minimal risk levels while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits.

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

Competition

The Bank encounters strong competition in making loans and attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws which permit multi-bank holding companies as well as an increasing level of interstate banking have created a highly competitive environment for commercial banking. In one or more aspects of its business, the Bank competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Most of these competitors, some of which are affiliated with bank holding companies, have substantially greater resources and lending limits, and may offer certain services that the Bank does not currently provide. In addition, many of its non-bank competitors are not subject to the same extensive federal regulations that govern federally insured banks. Recent federal and state legislation has heightened the competitive environment in which financial institutions must conduct their business, and the potential for competition among financial institutions of all types has increased significantly.

The Bank focuses its efforts on smaller loans, which are generally neglected by its larger competitors. To compete, the Bank relies upon specialized services, responsive handling of customer needs, and personal contacts by its officers, directors and staff. Large multi-branch banking competitors tend to compete primarily by rate and the number and location of branches while smaller, independent financial institutions tend to compete primarily by rate and personal service.

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

As of December 31, 2021, the Bank had 38 full-time employees, including executive officers. These employees are not represented by a collective bargaining unit. The Bank considers its relations with its employees to be good.

Compensation and Benefits Program. The Bank’s compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our shareholders. The Bank provides its employees with compensation packages that include base salary and annual incentive bonuses. The Bank believes that its compensation program provides fair and competitive compensation and aligns associate and shareowner interests, including by incentivizing business and individual performance and integrating compensation with our business plans. In addition to cash compensation, the Bank also offers employees benefits such as life and health insurance, paid time off, paid parental leave and a 401(k) plan.

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

Health and Safety. The success of the Bank’s business is fundamentally connected to the well-being of its employees. Accordingly, the Bank is committed to the health, safety and the wellness of its employees. The Bank provides employees and their families with access to a variety of flexible and convenient health and the welfare programs, including benefits that support their physical and mental health by providing tools and resources to help them improve or maintain their health status; and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families. In response to the COVID-19 pandemic, the Bank implemented significant operating environment changes that the Bank determined were in the best interest of its employees, as the well as the local community, and which comply with government regulations. This includes having most of our employees work from home, while implementing additional safety measures for employees continuing critical on-site work.

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

The community bank leverage ratio removes the requirement for qualifying banking organizations to calculate and report risk-based capital but rather only requires a Tier 1 to average assets (leverage) ratio. Qualifying community banking organizations that elect to use the community bank leverage ratio framework and that maintain a leverage ratio of greater than required minimums will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules (generally applicable rule) and, if applicable, will be considered to have met the well capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. Under the interim final rules, the community bank leverage ratio minimum requirement is 8.5% as of December 31, 2021 and 9% for calendar year 2022 and beyond. The interim rule allows for a two-quarter grace period to correct a ratio that falls below the required amount, provided that the Bank maintains a leverage ratio of 7.5% as of December 31, 2021 and 8% for calendar year 2022 and beyond. Under the final rule, an eligible community banking organization can opt out of the CBLR framework and revert back to the risk-weighting framework without restriction.

Management believes, as of December 31, 2021, that the Bank met all capital adequacy requirements to which it was subject. The Bank’s actual capital amounts and percentages are presented in the table ($’s in thousands):

	Actual		To Be Well Capitalized Under Prompt Corrective Action Regulations (CBLR Framework)
	Amount	%	Amount	%
As of December 31, 2021:
Tier I Capital to Total Assets	$35,338	10.64%	$28,235	8.5%

As of December 31, 2020:
Tier I Capital to Total Assets	$19,261	9%	$17,116	8%

Dodd-Frank Act

The Company and the Bank are subject to the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. The Dodd-Frank Act has had a broad impact on the financial services industry, including significant regulatory and compliance changes including, among other things, (1) enhanced resolution authority of troubled and failing banks and their holding companies; (2) changes to capital and liquidity requirements; (3) changes to regulatory examination fees; (4) changes to assessments to be paid to the FDIC for federal deposit insurance; and (5) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector.

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

Deposit Insurance. The Dodd-Frank Act made permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revised the assessment base against which an insured depository institution’s deposit insurance premium paid to the FDIC’s Deposit Insurance Fund (the “DIF”) is calculated. Under the amendments, the assessment base will be its average consolidated total assets less its average tangible equity. Additionally, the Dodd-Frank Act made changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits, and eliminated the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act also provides that depository institutions may pay interest on demand deposits, which assists the Bank in obtaining more deposits.

Transactions with Affiliates. The Dodd-Frank Act enhanced the requirements for certain transactions with affiliates under Sections 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

Transactions with Insiders. Insider transaction limitations were expanded through the strengthening on loan restrictions to insiders and the expansion of the types of transactions subject to the various limits.

Enhanced Lending Limits. The Dodd-Frank Act strengthened the existing limits on a depository institution’s credit exposure to one borrower. The Dodd-Frank Act expanded the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

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

Financial Modernization. The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “GLB Act”) sought to achieve significant modernization of the federal bank regulatory framework by allowing the consolidation of banking institutions with other types of financial services firms, subject to various restrictions and requirements. In general, the GLB Act repealed most of the federal statutory barriers which separated commercial banking firms from insurance and securities firms and authorized the consolidation of such firms in a “financial services holding company.” The Bank has no current plans to utilize the structural options created by the GLB Act.

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

Bank Regulation

General. The Bank is chartered under the laws of the State of Florida, and its deposits are insured by the FDIC to the extent provided by law. The Bank is subject to comprehensive regulation, examination and supervision by the FDIC and the Florida Office of Financial Regulation, or the Florida OFR, and to other laws and regulations applicable to banks. Such regulations include limitations on loans to a single borrower and to its directors, officers and employees; limitations on the types of activities a state bank can conduct; restrictions on the opening and closing of branch offices; the maintenance of required capital ratios; the granting of credit under equal and fair conditions; and the disclosure of the costs and terms of such credit. The Bank is examined periodically by the FDIC and the Florida OFR, to whom it submits periodic reports regarding its financial condition and other matters. The FDIC and the Florida OFR have a broad range of powers to enforce regulations under their jurisdiction, and to take discretionary actions determined to be for the protection and safety and soundness of banks, including the institution of cease and desist orders and the removal of directors and officers. The FDIC and the Florida OFR also have the authority to approve or disapprove mergers, consolidations, and similar corporate actions.

Dividends. The Company’s ability to pay dividends is substantially dependent on the ability of the Bank to pay dividends to the Company. As a state-chartered bank, the Bank is subject to dividend restrictions set by Florida law and the FDIC. Except with the prior approval of the Florida OFR, all dividends of any Florida bank must be paid out of retained net profits from the current period and the previous two years, after deducting expenses, including losses and bad debts. Under the Federal Deposit Insurance Act, an FDIC-insured institution may not pay any dividend if payment would cause it to become undercapitalized or while it is undercapitalized. The FDIC and the Florida OFR also have the general authority to limit the dividend payment by banks if such payment may be deemed to constitute an unsafe and unsound practice.

Loans to One Borrower. Florida law generally allows a state bank such as the Bank to extend credit to any one borrower (and certain related entities of such borrower) in an amount up to 25% of its capital accounts, provided that the unsecured portion may not exceed 15% of the capital accounts of the bank. Based upon the Bank’s capital, the maximum loan the Bank is currently permitted to make to any one borrower (and certain related entities of such borrower) is approximately $9.6 million, provided the unsecured portion does not exceed approximately $5.7 million.

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

Community Reinvestment Act. Bank holding companies and their subsidiary banks are subject to the provisions of the Community Reinvestment Act of 1977 (the “CRA”) and the regulations promulgated thereunder by the appropriate bank regulatory agency. Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank’s record in meeting the credit needs of the community served by that bank, including low-and moderate-income neighborhoods. The regulatory agency’s assessment of the Bank’s record is made available to the public. Further, such assessment is required of any bank which has applied to charter a bank, obtain deposit insurance coverage for a newly chartered institution, establish a new branch office that will accept deposits, relocate an office, or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the record of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application.

Effect of Governmental Monetary Policies

The Company’s earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve monetary policies have had, and will likely continue to have, an important impact on the operating results of financial institutions through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of loans, investments and deposits through its open market operations in United States Government securities and through its regulation of the discount rate on borrowings of member banks. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Statistical Profile and Other Financial Data

Reference is hereby made to the statistical and financial data contained in the sections captioned “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for statistical and financial data providing a review of the Bank’s business activities.

Item 2. Properties

The Bank operates a main office and one branch office in Broward County, Florida. The following table sets forth information with respect to the Bank’s main office and branch office as of December 31, 2021.

Location	Year Facility Opened	Facility Status

Executive Office and Ft. Lauderdale Branch Office:	2019	Leased
2929 East Commercial Boulevard Suite 101 and 303 Fort Lauderdale, Florida 33308

Deerfield Beach Branch Office:	2004	Leased
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

The Company had approximately 888 record holders of its common stock as of December 31, 2021.

During the first and second quarter of 2021, the Company issued a total of 360 shares of preferred stock to third parties for an aggregate purchase price of $9,000,000. The issuance of the shares in these transactions were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering. The Company used the proceeds to make capital contributions to the Bank in order to increase its regulatory capital and allow the Bank to remain in compliance with required regulatory capital ratios.

During the second and third quarters of 2021, the Company issued 809,100 shares of common stock to unrelated third parties, for an aggregate purchase price of $3.6 million. The Company used the proceeds for general working capital purposes, including capital contributions to the Bank to pay for operating expenses and making loans. The capital contributions to the Bank increased its regulatory capital and allows the Bank to remain in compliance with required regulatory capital ratios. These shares were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act for a transaction by an issuer not involving a public offering.

During the second and third quarters of 2021, the Company issued 689,572 shares of common stock in exchange for 2,068 Trust Preferred Securities. See Note 1 of the Company’s consolidated financial statements for further details on the matter. These shares were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act for a transaction by an issuer not involving a public offering.

During the fourth quarter of 2021, the Company issued 62,112 shares of common stock to one of the Company’s directors and an executive officer as compensation for services performed. These shares had a value of $199,000 based on the market price at the time of the approval of the issuance of the shares. These shares were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act for a transaction by an issuer not involving a public offering.

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

Item 6. [Reserved]

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

During the years ended December 31, 2021 and 2020, the Company assessed its earnings history and trend over the past year and its estimate of future earnings. In 2021, the Company determined that it was more likely than not that the deferred tax assets would be realized in the near term. Accordingly, in 2021, the valuation allowance in the amount of $4 million that has been previously recorded against the net deferred tax asset for the amount not expected to be realized in the future was fully reversed.

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

Loan Portfolio, Asset Quality and Allowance for Loan Losses

The Bank’s primary business is making business loans. This activity may subject the Bank to potential loan losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond its control. As of December 31, 2021, the Bank did not have any impaired loans.

The following table sets forth the composition of the Bank’s loan portfolio (dollars in thousands):

	At December 31,
	2021		2020		2019
	Amount	% of Total	Amount	% of Total	Amount	% of Total

Residential real estate	$32,583	13%	$28,997	19%	$28,266	27%
Multi-family real estate	48,592	19	19,210	12	8,396	8
Commercial real estate	129,468	51	74,398	48	55,652	54
Land and construction	3,772	2	4,750	3	2,496	2
Commercial	14,157	6	21,849	14	4,476	4
Consumer	22,827	9	5,715	4	4,903	5

Total loans	$251,399	100%	$154,919	100%	$104,189	100%

(Deduct) add:
Net deferred loan (fees) costs and premiums	(422)		(544)		53
Allowance for loan losses	(3,075)		(1,906)		(2,009)

Loans, net	$247,902		$152,469		$102,233

The following table sets forth the activity in the allowance for loan losses (in thousands):

	Year Ended December 31,
	2021	2020	2019

Beginning balance	$1,906	$2,009	$2,243
Provision (credit) for loan losses	1,173	1,020	(79)
Loans charged off	(277)	(1,184)	(202)
Recoveries	273	61	47

Ending balance	$3,075	$1,906	$2,009

The allowance for loan losses represents management’s estimate of probable incurred losses inherent in the existing loan portfolio. The allowance for loan losses is increased (decreased) by the provision (credit) for loan losses charged to operations and reduced by loans charged off, net of recoveries. The allowance for loan losses represented 1.22% and 1.23% of the total loans outstanding at December 31, 2021 and 2020, respectively.

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

The following table sets forth the Bank’s allowance for loan losses by loan type (dollars in thousands):

	At December 31,
	2021		2020		2019
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans

Residential real estate	$482	13%	$463	19%	$531	27%
Multi-family real estate	535	19	253	12	82	8
Commercial real estate	1535	51	884	48	624	54
Land and construction	32	2	52	3	21	2
Commercial	74	6	103	14	573	4
Consumer	417	9	151	4	152	5
Unallocated	—	—	—	—	26	—

Total allowance for loan losses	$3,075	100%	$1,906	100%	$2,009	100%

Allowance for loan losses as a percentage of total loans outstanding		1.22%		1.23%		1.93%

The following summarizes the amount of impaired loans (in thousands):

	At December 31,
	2021			2020			2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate	$—	$—	$—	$2,193	$2,193	$—	$2,206	$2,206	$—
Commercial	—	—	—	—	—	—	—	—	—

With an allowance recorded:
Residential real estate	—	—	—	—	—	—	944	944	258
Commercial real estate	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	812	812	531

Total:
Residential real estate	$—	$—	$—	$—	$—	$—	$944	$944	$258
Commercial real estate	$—	$—	$—	$2,193	$2,193	$—	$2,206	$2,206	$—
Commercial	$—	$—	$—	$—	$—	$—	$812	$812	$531
Total	$—	$—	$—	$2,193	$2,193	$—	$3,962	$3,962	$789

During 2021, 2020, and 2019, the average recorded investment in impaired loans and interest income recognized and received on impaired loans were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019

Average investment in impaired loans	$658	$3,344	$4,829
Interest income recognized on impaired loans	$7	$96	$233
Interest income received on a cash basis on impaired loans	$7	$89	$230

Liquidity and Capital Resources

Liquidity represents an institution’s ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. The Bank’s ability to respond to the needs of depositors and borrowers and to benefit from investment opportunities is facilitated through liquidity management.

The Bank’s primary sources of cash during the year ended December 31, 2021, were payments of principal and interest on loans made by the Bank to third parties, payments of principal and interest on debt securities held by the Bank and deposits made by third parties at the Bank. Cash was used primarily to fund loans and repay Federal Home Loan Bank of Atlanta (“FHLB”) advances. The Bank adjusts rates on its deposits to attract or retain deposits as needed. The Bank primarily obtains deposits from its market area.

The Bank may borrow funds from other financial institutions. The Bank is a member of the FHLB, which allows it to borrow funds under a pre-arranged line of credit. As of December 31, 2021, the Bank had $18 million in borrowings outstanding from the FHLB of Atlanta to facilitate lending and manage its asset and liability structure, and remaining credit availability with the FHLB of $65.7 million. At December 31, 2021, the Bank also had lines of credit amounting to $19.5 million with five correspondent banks to purchase federal funds. The Company also has a line of credit with the Federal Reserve Bank under which the Company may draw up to $116,000. The line is secured by $118,000 in securities.

Debt Securities

The Bank’s securities portfolio is comprised of SBA pool securities, mortgage-backed securities, taxable municipal securities and collateralized mortgage obligations. The securities portfolio is categorized as either “held-to-maturity” or “available for sale.” Debt securities held-to-maturity represent those securities which the Bank has the positive intent and ability to hold to maturity. These debt securities are carried at amortized cost. Debt securities available for sale represent those investments which may be sold for various reasons including changes in interest rates and liquidity considerations. These debt securities are reported at fair market value and unrealized gains and losses are excluded from earnings and reported in other comprehensive loss.

The following table sets forth the amortized cost and fair value of the Bank’s debt securities portfolio (in thousands):

	Amortized Cost	Fair Value
At December 31, 2021:
Held-to-maturity:
Collateralized mortgage obligations	$854	$882
Mortgage-backed Securities	186	189
Total	$1,040	$1,071
Available for sale:
SBA Pool Securities	$1,097	$1,072
Collateralized mortgage obligations	210	217
Taxable municipal securities	16,766	16,426
Mortgage-backed Securities.	17,137	16,679
Total	$35,210	$34,394
At December 31, 2020:
Held-to-maturity:
Collateralized mortgage obligations	$2,420	$2,536
Mortgage-backed Securities	979	1,013
Total	$3,399	$3,549
Available for sale:
SBA Pool Securities	$1,338	$1,297
Collateralized mortgage obligations	458	485
Taxable municipal securities	5,063	5,085
Mortgage-backed Securities.	11,984	12,026
Total	$18,843	$18,893
At December 31, 2019:
Held-to-maturity:
Collateralized mortgage obligations	$4,218	$4,347
Mortgage-backed securities	1,588	1,639
Total	$5,806	$5,986
Available for sale-
SBA Pool Securities	$1,734	$1,682
Collateralized mortgage obligations	998	1,016
Mortgage-backed Securities.	2,666	2,711
Total	$5,398	$5,409

The following table sets forth, by maturity distribution, certain information pertaining to the debt securities portfolio at amortized cost (dollars in thousands):

	After One Year Through Five Years	After Ten Years	Total	Yield

At December 31, 2021:
Collateralized mortgage obligation	$—	$1,064	$1,064	0.52%
Mortgage-backed securities	—	17,323	17,323	1.57%
Taxable municipal securities	—	16,766	16,766	2.16%
SBA pool securities	—	1,097	1,097	0.26%
	$—	$36,250	$36,250
At December 31, 2020:
Collateralized mortgage obligation	—	$2,878	$2,878	1.3%
Mortgage-backed securities	$—	12,963	12,963	1.46%
Taxable municipal securities	—	5,063	5,063	2.08%
SBA pool securities	—	1,338	1,338	1.52%
	$—	$22,242	$22,242
At December 31, 2019:
Collateralized mortgage obligation	$—	$5,216	$5,216	2.72%
Mortgage - backed securities	—	4,254	4,254	2.56%
SBA pool securities	—	1,734	1,734	1.46%
	$—	$11,204	$11,204

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

The following table sets forth certain information related to the Bank’s interest-earning assets and interest-bearing liabilities at December 31, 2021, that are estimated to mature or are scheduled to reprice within the period shown (dollars in thousands):

Gap Maturity / Repricing Schedule

	One Year or Less	More than One Year and Less than Five Years	More than Five Years and Less than Fifteen Years	Over Fifteen Years	Total
Loans (1):
Residential real estate loans	$5,368	$22,014	$5,012	$189	$32,583
Multi-family real estate loans	1,327	42,775	4,490	-	48,592
Commercial real estate loans	3,762	98,488	27,218	-	129,468
Land and construction	312	3,460	-	-	3,772
Commercial	3,225	10,324	49	559	14,157
Consumer	44	18,239	-	4,544	22,827

Total loans	14,038	195,300	36,769	5,292	251,399

Securities (2)	1,072	-	1,518	32,844	35,434
Interest-bearing deposits in banks	45,289	-	-	-	45,289
Federal Home Loan Bank stock	793	-	-	-	793

Total rate-sensitive assets	61,192	195,300	38,287	38,136	332,915

Deposit accounts (3):
Money-market deposits	121,083	-	-	-	121,083
Interest-bearing checking deposits	33,083	-	-	-	33,083
Savings deposits	936	-	-	-	936
Time deposits	11,490	1,746	-	-	13,236

Total deposits	166,592	1,746	-	-	168,338

Federal Home Loan Bank advances	-	14,000	4,000	-	18,000
Junior subordinated debenture	-	-	-	-	-
Total rate-sensitive liabilities	166,592	15,746	4,000	-	186,338

GAP (repricing differences)	$(105,400)	$179,554	$34,287	$38,136	$146,577

Cumulative GAP	$(105,400)	$74,154	$108,441	$146,577

Cumulative GAP/total assets	(30)%	21%	31%	42%

1	In preparing the table above, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayment, according to their maturities.

2	Securities are scheduled through the repricing date.

3	Money-market, interest-bearing checking and savings deposits are regarded as readily accessible withdrawable accounts. Time deposits are scheduled through the maturity dates.

The following table sets forth loan maturities by type of loan at December 31, 2021 (in thousands):

	One Year or Less	After One But Within Five Years	After Five Years	Total

Residential real estate	$1,401	$633	$30,549	$32,583
Multi-family real estate	-	1,411	47,181	48,592
Commercial real estate	-	20,346	109,122	129,468
Land and construction	-	1,569	2,203	3,772
Commercial	3,225	10,324	608	14,157
Consumer	18,283	-	4,544	22,827

Total	$22,909	$34,283	$194,207	$251,399

The following table sets forth the maturity or repricing of loans by interest type at December 31, 2021 (in thousands):

	One Year or Less	After One But Within Five Years	After Five Years	Total

Fixed interest rate	$2,010	$31,381	$33,329	$66,720
Variable interest rate	12,028	163,919	8,732	184,679

Total	$14,038	$195,300	$42,061	$251,399

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

A summary of the contractual amounts of the Company’s financial instruments with off-balance sheet risk at December 31, 2021 follows (in thousands):

Commitments to extend credit	$11,891

Unused lines of credit	$11,793

Standby letters of credit	$4,550

The following is a summary of the Company’s on-balance sheet contractual obligations at December 31, 2021 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Federal Home Loan Bank advances	$18,000	$—	$4,000	$10,000	$4,000
Operating lease liabilities	1,840	254	374	394	818

Total	$19,840	$254	$4,374	$10,394	$4,818

Deposits

Deposits traditionally are the primary source of funds for the Company’s use in lending, making investments and meeting liquidity demands. The Company has focused on raising time deposits primarily within its market area, which is the tri-county area of Broward, Miami-Dade and Palm Beach counties. However, the Company offers a variety of deposit products, which are promoted within its market area. Deposits increased $101.6 million in 2021. The increase in deposit balances primarily consisted of increases of $65.8 million in noninterest-bearing demand deposits and $44.3 million in NOW and money-market deposits. Time deposits decreased by $8.5 million during 2021.

The following table displays the distribution of the Company’s deposits at December 31, 2021, 2020 and 2019 (in thousands):

	2021		2020		2019
	Amount	% of Deposits	Amount	% of Deposits	Amount	% of Deposits
Noninterest-bearing demand deposits	$124,119	42.4%	$58,312	30.5	$10,545	10.4%
Interest-bearing demand deposits	33,083	11.3	27,803	14.6	6,928	6.83
Money-market deposits	121,083	41.4	82,191	43.1	48,092	47.44
Savings	936	0.3	710	0.4	455	0.45

Subtotal	279,221	95.4%	$169,016	88.6	$66,020	65.12%

Time deposits:
0.00% – 0.99%	10,295	3.5%	$12,895	6.7	$3,407	3.36%
1.00% – 1.99%	2,183	0.8	7,987	4.2	5,172	5.11
2.00% – 2.99%	758	0.3	861	0.5	26,773	26.41

Total time deposits (1)	13,236	4.6	21,743	11.4	35,352	34.88

Total deposits	$292,457	100%	$190,759	100%	$101,372	100%

(1) Includes Individual Retirement Accounts (IRA’s) totaling $1,207,000 and $2,000,000 at December 31, 2021 and 2020, respectively, all of which are in the form of time deposits.

Time Deposits of $250,000 or more, or Jumbo Time Deposits, are generally considered a more unpredictable source of funds. The following table sets forth the Company’s maturity distribution of time deposits of $250,000 or more at December 31, 2021 and 2020 (in thousands):

	At December 31,
	2021	2020

Due three months or less	$583	$825
Due more than three months to six months	787	—
More than six months to one year	320	930
One to five years	—	787

Total	$1,690	$2,542

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

	Year Ended December 31,
	2021			2020			2019
		Interest	Average		Interest	Average		Interest	Average
	Average	And	Yield/	Average	And	Yield/	Average	And	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans	$191,561	9,756	5.09%	$130,704	6,413	4.91%	$86,867	4,693	5.4%
Securities	30,075	488	1.62%	11,722	192	1.64%	11,465	245	2.14%
Other interest-earning assets (1)	42,399	145	0.34%	16,744	105	0.63%	9,970	236	2.37%

Total interest-earning assets/interest income	264,035	10,389	3.93%	159,170	6,710	4.21%	108,302	5,174	4.78%

Cash and due from banks	19,169			11,383			2,130
Premises and equipment	3,045			1,660			2,915
Other assets	3,762			1,428			(983)

Total assets	290,011			$173,641			$112,364

Interest-bearing liabilities:
Savings, NOW and money-market deposits	129,792	533	0.41%	$79,635	750	0.94%	$44,494	805	1.81%
Time deposits	16,970	118	0.69%	29,198	527	1.8%	30,733	698	2.27%
Borrowings (4)	20,271	334	1.74%	25,079	443	1.76%	18,142	543	2.99%

Total interest-bearing liabilities/interest expense	167,033	985	0.59%	133,912	1,720	1.28%	93,369	2,046	2.19%

Noninterest-bearing demand deposits	93,758			27,439			11,557
Other liabilities	1,690			2,208			2,279
Stockholders’ equity	27,530			10,082			5,159

Total liabilities and stockholders’ equity	$290,011			$173,641			$112,364

Net interest income		9,404			4,990			3,128

Interest rate spread (2)			3.34%			2.93%			2.59%

Net interest margin (3)			3.56%			3.14%			2.89%

Ratio of average interest-earning assets to average interest- bearing liabilities			1.58			1.19			1.16

1	Includes interest-earning deposits with banks, Federal funds sold and Federal Home Loan Bank stock dividends.

2	Interest rate spread represents the difference between average yield on interest-earning assets and the average cost of interest-bearing liabilities.

3	Net interest margin is net interest income divided by average interest-earning assets.

4	Includes Federal Home Loan Bank advances and the junior subordinated debenture.

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

	Year Ended December 31,
	2021 versus 2020
	Increases (Decreases) Due to Change In:
	Rate	Volume	Rate/Volume	Total
Interest-earning assets:
Loans	$244	$2,986	$113	$3,343
Securities	(2)	301	(3)	296
Other interest-earning assets	(48)	161	(73)	40

Total interest-earning assets	194	3,448	37	3,679

Interest-bearing liabilities:
Savings, NOW and money-market	(423)	472	(265)	(216)
Time deposits	(325)	(221)	136	(410)
Other	(4)	(106)	1	(109)

Total interest-bearing liabilities	(752)	145	(128)	(735)

Net interest income	$946	$3,303	$165	$4,414

	Year Ended December 31,
	2020 versus 2019
	Increases (Decreases) Due to Change In:
	Rate	Volume	Rate/ Volume	Total
Interest-earning assets:
Loans	$(431)	$2,369	$(218)	$1,720
Securities	(58)	5	(2)	(55)
Other interest-earning assets	(173)	159	(118)	(132)

Total interest-earning assets	(662)	2,533	(338)	1,533

Interest-bearing liabilities:
Savings, NOW and money-market	(386)	635	(305)	(56)
Time deposits	(144)	(35)	7	(172)
Other	(224)	210	(86)	(100)

Total interest-bearing liabilities	(754)	810	(384)	(328)

Net interest income	$92	$1,723	$46	$1,861

Financial Condition as of December 31, 2021 Compared to December 31, 2020

The Company’s total assets at December 31, 2021, were $351.8 million, an increase of $116.7 million from December 31, 2020. The increase of $116.7 million in total assets primarily consisted of increases of $4.3 million in cash and cash equivalents, $13.1 million in debt securities and $95.4 million in net loans. The Company experienced growth across the various loan types due to new organic originations. The net increase in loans resulted from $29.4 million in multi-family real estate loans, $55.1 million in commercial real estate loans and $17.1 million in consumer loans.

The Company’s total liabilities at December 31, 2021, were $313.4 million, an increase of $96 million from December 31, 2020. The increase of $96 million in total liabilities was mainly due to an increase of $101.7 million in total deposits and a decrease of $5 million in Federal Home Loan Bank advances.

The Company’s total stockholders’ equity at December 31, 2021, was $38.5 million, an increase of $20.6 million. The increase of $20.6 was principally due to the Company’s issuance of shares of Series B Participating Preferred Stock for an aggregate amount of $9 million, issuance of common stock for an aggregate amount of $5.9 million and net income of $6.3 million.

At December 31, 2021, the Bank had a Tier 1 leverage ratio of 10.64%.

Junior Subordinated Debenture.

In 2004, the Company formed OptimumBank Capital Trust I (the “Trust”) for the purpose of raising capital through the sale of trust preferred securities. At that time, the Trust raised $5,155,000 through the sale of 5,000 trust preferred securities (the “Trust Preferred Securities”) to a third-party investor and the issuance of 155 common trust securities to the Company. The Trust utilized the proceeds of $5,155,000 to purchase a junior subordinated debenture from the Company (the “Junior Subordinated Debenture”). The outstanding principal amount of the Junior Subordinated Debenture at December 31, 2020, was $2,068,000.

During the year ended December 31, 2021, the Company acquired all of the outstanding Trust Preferred Securities and paid all accrued interest in exchange for 700,614 shares of the Company’s common stock. These shares were issued in the following transactions:

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

Results of Operations for Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

	Years Ended December 31,		Increase / (Decrease)
(dollars in thousands)	2021	2020	Amount	Percentage
Total interest income	$10,389	$6,710	$3,679	55%
Total interest expense	985	1,720	(735)	(43)%
Net interest income	9,404	4,990	4,414	88%
Provision for loan losses	1,173	1,020	153	15%
Net interest income after provision for loan losses	8,231	3,970	4,261	107%
Total noninterest income	1,774	294	1,480	503%
Total noninterest expenses	6,936	5,046	1,890	37%
Net income (loss) before income tax benefit	3,069	(782)	3,851	492%
Income tax benefit	(3,227)	-	(3,227)	100%
Net income (loss)	$6,296	$(782)	$7,078	905%
Net income (loss) per share - Basic and diluted	$1.61	$(0.27)

Net Income (Loss). The Company had net income of $6.3 million for the year ended December 31, 2021 compared to a net loss of ($782,000) for the year ended December 31, 2020. The Company recorded a provision for loan losses amounting to $1,173,000 during year ended December 31, 2021, which was largely due to the growth in the loan portfolio of $95.6 million. The Company recorded a provision for loan losses amounting to $1,020,000 during the year ended December 31, 2020.

Interest Income. Interest income increased by $3.7 million to $10.4 million for the year ended December 31, 2021 from $6.7 million for the year ended December 31, 2020, primarily due to an increase in loan volume.

Interest Expense. Interest expense on deposits and borrowings decreased by $735,000 to $985,000 for the year ended December 31, 2021 compared to the prior year. The decrease in interest expense was caused by a reduction in interest rates paid on deposits and borrowings offset by volume increases in deposits and borrowings.

Provision for Loan Losses. The provision for losses during the year ended December 31, 2021 amounted to $1,173,000. The provision for loan losses is charged to operations in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $3.1 million or 1.22% of loans outstanding at December 31, 2021, compared to $1.9 million or 1.23% of loans outstanding at December 31, 2020.

Noninterest Income. Total noninterest income increased by $1,480,000 for the year ended December 31, 2021, from $294,000 for the year ended December 31, 2020. The increase is primarily related to service charges on deposit payment transactions.

Noninterest Expenses. Total noninterest expenses increased $1,890,000 to $6.9 million for the year ended December 31, 2021, compared to $5 million for the year ended December 31, 2020 primarily due to an increase in salaries and employee benefits and data processing.

COVID-19 Related Loan Data

Paycheck Protection Program (“PPP”). As of December 31, 2021, the Bank had originated 502 PPP loans for a total dollar amount of $37.4 million. These loans are 100% guaranteed by the Small Business Administration (the “SBA”). At December 31, 2021, outstanding amount of these PPP loans was approximately $10 million.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

OptimumBank Holdings, Inc.

Fort Lauderdale, Florida:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of OptimumBank Holdings, Inc. and subsidiary (the “Company”) as of December 31, 2021 and 2020 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, the Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Evaluation of General Reserve Portion of the Allowance for Loan Losses - Evaluation of the Qualitative Adjustments

As described in Notes 1 and 3 to the consolidated financial statements, management determines the general reserve portion of the allowance for loan losses using actual historical loss experience for each individual loan category, as well as evaluating whether qualitative adjustments are necessary. As of December 31, 2021, the allowance for loan losses was $3.1 million which consists of two components: the allowance for loans individually evaluated for impairment (“special reserves”), and the allowance for loans collectively evaluated for impairment (“general reserve”), representing $3.1 million. The general reserve covers loans that are not individually classified as impaired. In evaluating whether qualitative adjustments are necessary, management considers (1) changes in national, regional and local economic conditions that affect the collectability of the loan portfolio (2) changes in collateral value of loans (3) changes in lending policies and procedures, risk selection and underwriting standards (4) changes in the volume and severity of past due loans, nonaccrual loans or loans classified special mention, substandard, doubtful or loss (5) the existence and effect of any concentrations of credit and changes in the level of such concentrations (6) changes in the nature and volume of the loan portfolio and terms of loans, (7) changes in the experience, ability and depth of lending management and other relevant staff, (8) quality of loan review, (9) the effect of other external factors, trends or uncertainties that could affect management’s estimate of probable losses, such as competition and industry conditions.

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

(PCAOB ID: 400)

/s/ HACKER, JOHNSON & SMITH PA
We have served as the Company’s auditor since 2000.
Fort Lauderdale, Florida
March 8, 2022

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	December 31,
	2021	2020
Assets:
Cash and due from banks	$13,681	$25,523
Interest-bearing deposits with banks	45,289	29,106
Total cash and cash equivalents	58,970	54,629
Debt securities available for sale	34,394	18,893
Debt securities held-to-maturity (fair value of $1,071 and $3,549)	1,040	3,399
Loans, net of allowance for loan losses of $3,075 and $1,906	247,902	152,469
Federal Home Loan Bank stock	793	1,092
Premises and equipment, net	843	1,413
Right-of-use operating lease assets	1,737	904
Accrued interest receivable	971	1,336
Deferred tax asset	3,442	—
Other assets	1,786	977

Total assets	$351,878	$235,112
Liabilities and Stockholders’ Equity:

Liabilities:
Noninterest-bearing demand deposits	$124,119	$58,312
Savings, NOW and money-market deposits	155,102	110,704
Time deposits	13,236	21,743

Total deposits	292,457	190,759

Federal Home Loan Bank advances	18,000	23,000
Junior subordinated debenture	-	2,068
Official checks	140	142
Operating lease liabilities	1,775	923
Other liabilities	996	386

Total liabilities	313,368	217,278

Commitments and contingencies (Notes 8 and 14)
Stockholders’ equity:
Preferred stock, no par value; 6,000,000 shares authorized:
Series A Preferred, no par value, no shares issued and outstanding	—	—
Series B Preferred, no par value, 760 shares authorized,760 and 400 shares issued and outstanding in 2021 and 2020	—	—
Common stock, $.01 par value; 10,000,000 shares authorized, 4,775,281 and 3,203,455 shares issued and outstanding in 2021 and 2020	48	32
Additional paid-in capital	65,193	50,263
Accumulated deficit	(26,096)	(32,392)
Accumulated other comprehensive loss	(635)	(69)

Total stockholders’ equity	38,510	17,834
Total liabilities and stockholders’ equity	$351,878	$235,112

See accompanying notes to Consolidated Financial Statements

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(In thousands)

	Year Ended December 31,
	2021	2020
Interest income:
Loans	$9,756	$6,413
Debt securities	488	192
Other	145	105

Total interest income	10,389	6,710

Interest expense:
Deposits	651	1,277
Borrowings	334	443

Total interest expense	985	1,720

Net interest income	9,404	4,990

Provision for loan losses	1,173	1,020

Net interest income after provision for loan losses	8,231	3,970

Noninterest income:
Service charges on deposits	1,331	272
Gain on sale of premises and equipment, net	340	-
Other	103	22

Total noninterest income	1,774	294

Noninterest expenses:
Salaries and employee benefits	3,653	2,324
Professional fees	563	558
Occupancy and equipment	650	570
Data processing	765	546
Insurance	95	85
Regulatory assessment	164	158
Other	1,046	805

Total noninterest expenses	6,936	5,046

Net income (loss) before income tax benefit	3,069	(782)

Income tax benefit	(3,227)	-

Net income (loss)	$6,296	$(782)

Net income (loss) per share - basic and diluted	$1.61	$(0.27)

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended
	December 31,
	2021	2020

Net income (loss)	6,296	$(782)

Other comprehensive (loss) income:
Change in unrealized (loss) gain on debt securities-
Unrealized (loss) gain arising during the year	(891)	39
Amortization of unrealized loss on debt securities transferred to held-to-maturity	110	140

Other comprehensive (loss) income before income tax benefit (expense)	(781)	179

Deferred income tax benefit (expense) on above change	215	(43)

Total other comprehensive (loss) income	(566)	136

Comprehensive income (loss)	5,730	$(646)

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2021 and 2020

(Dollars in thousands except per share amounts)

	Preferred		Preferred						Accumulated
	Stock		Stock				Additional		Other	Total
	Series A		Series B		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2019	—	$—	—	$—	2,853,171	$28	$38,994	$(31,610)	$(205)	$7,207
Proceeds from the sale of preferred stock	—	—	400	—	—	—	10,000	—	—	10,000
Proceeds from the sale of common stock	—	—	—	—	98,182	1	539	—	—	540
Stock-based compensation	—	—	—	—	80,602	1	218	—	—	219
Common stock issued in exchange for Trust Preferred Securities	—	—	—	—	171,500	2	512	—	—	514
Net change in unrealized gain on debt securities available for sale, net of income taxes	—	—	—	—	—	—	—	—	30	30
Amortization of unrealized loss on debt securities transferred to held-to-maturity	—	—	—	—	—	—	—	—	106	106
Net loss	—	—	—	—	—	—	—	(782)	—	(782)
Balance at December 31, 2020	—	—	400	—	3,203,455	32	50,263	(32,392)	(69)	17,834
Proceeds from the sale of preferred stock	—	—	360	—	—	—	9,000	—	—	9,000
Proceeds from the sale of common stock			—	—	809,100	9	3,629	—	—	3,638
Stock-based compensation	—	—	—	—	62,112	—	199	—	—	199
Common stock issued for junior subordinated debenture interest payable					11,042	—	41	—	—	41
Common stock issued in exchange for Trust Preferred Securities	—	—	—	—	689,572	7	2,061	—	—	2,068
Net change in unrealized gain on debt securities available for sale, net of income taxes	—	—	—	—	—	—	—	—	(676)	(676)
Amortization of unrealized loss on debt securities transferred to held-to-maturity	—	—	—	—	—	—	—	—	110	110
Net income	—	—	—	—	—	—	—	6,296	—	6,296
Balance at December 31, 2021	—	—	760	—	4,775,281	48	65,193	(26,096)	(635)	38,510

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$6,296	$(782)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	1,173	1,020
Depreciation and amortization	210	176
Deferred income tax benefit	(3,227)	—
Stock-based compensation	199	219
Net accretion of fees, premiums and discounts	(772)	(37)
Gain on sale of premises and equipment, net	(340)	—
Loss on sale of foreclosed real estate, net	—	7
Decrease (increase) in accrued interest receivable	365	(904)
Amortization of right-of-use operating lease assets	92	151
Net decrease in operating lease liabilities	(73)	(138)
Increase in other assets	(809)	(172)
Increase (decrease) in official checks and other liabilities	649	(998)
Net cash provided by (used in) operating activities	3,763	(1,458)

Cash flows from investing activities:
Purchase of debt securities available for sale	(19,513)	(15,720)
Principal repayments of debt securities available for sale	2,915	2,220
Principal repayments of debt securities held-to-maturity	2,409	2,473
Net increase in loans	(95,568)	(51,771)
Proceeds from sale of foreclosed real estate	—	674
Purchases of premises and equipment	(381)	(200)
Proceeds from sale of premises and equipment	1,081	—
Redemption (purchase) of FHLB stock	299	(450)

Net cash used in investing activities	(108,758)	(62,774)

Cash flows from financing activities:
Net increase in deposits	101,698	89,387
Net (decrease) increase in Federal Home Loan Bank advances	(5,000)	10,000
Proceeds from sale of common stock	3,638	540
Proceeds from sale of preferred stock	9,000	10,000

Net cash provided by financing activities	109,336	109,927

Net increase in cash and cash equivalents	4,341	45,695

Cash and cash equivalents at beginning of the year	54,629	8,934

Cash and cash equivalents at end of the year	$58,970	$54,629

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,041	$2,681

Income taxes	$—	$—

Noncash transactions:
Change in accumulated other comprehensive (loss) income, net change in unrealized (loss) gain on debt securities available for sale, net of income taxes	$(566)	$136

Amortization of unrealized loss on debt securities transferred to held-to-maturity	$110	$140

Right-of use lease assets obtained in exchange for operating lease liabilities	$925	$—

Issuance of common stock in exchange for Junior Subordinated Debenture	$2,068	$514

Transfer of loan to foreclosed real estate	$—	$681

Issuance of common stock for Junior Subordinated Debenture interest payable	$41	$—

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

At December 31, 2021 and 2020 and for the Years Then Ended

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

Subsequent Events. The Company has evaluated subsequent events through March 8, 2022, which is the date the consolidated financial statements were issued, determining no additional events required disclosure.

Coronavirus Global Pandemic (“COVID-19”). The Company is subject to risks related to the public health crisis associated with COVID-19. COVID-19 has negatively impacted the global economy, disrupted global supply chains, created significant volatility and disruption in financial market. The extent to which COVID-19 impacts the Company’s business, results of operations, and financial condition, as well as loan quality, regulatory capital and liquidity ratios, will depend on future developments, the duration of the pandemic, and actions taken by governmental authorities to slow the spread of the disease or to mitigate its effects.

Junior Subordinated Debenture.

In 2004, the Company formed OptimumBank Capital Trust I (the “Trust”) for the purpose of raising capital through the sale of trust preferred securities. At that time, the Trust raised $5,155,000 through the sale of 5,000 trust preferred securities (the “Trust Preferred Securities”) to third party investors and the issuance of 155 common trust securities to the Company. The Trust utilized the proceeds of $5,155,000 to purchase a junior subordinated debenture from the Company (the “Junior Subordinated Debenture”).

The outstanding principal amount of the Junior Subordinated Debenture at December 31, 2020, was $2,068,000, During the year ended December 31, 2021, the Company acquired all of the outstanding Trust Preferred Securities and paid all accrued interest in exchange for 700,614 shares of the Company’s common stock. These shares were issued in the following transactions:

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

The Company may be required by law or regulation to maintain cash reserves in the form of vault cash or deposit with Federal Reserve Banks or in Pass-through accounts with other banks. This requirement is based on the amount of the Bank’s transaction deposit accounts. As of December 31, 2021 and 2020, the Bank did not have a reserve requirement as the Federal Reserve Board lowered the requirements to zero for all depository institutions.

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

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. There were no changes in the Company’s accounting policies or methodology during the years ended December 31, 2021 or 2020.

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

The historical loss component of the allowance is determined by losses recognized by portfolio segment over the preceding three years. The historical loss experience is adjusted for the risks by each portfolio segment. Risk factors impacting loans in each of the portfolio segments include: (1) changes in national, regional and local economic conditions that affect the collectability of the loan portfolio (2) changes in collateral value of loans (3) changes in lending policies and procedures, risk selection and underwriting standards (4) changes in the volume and severity of past due loans, nonaccrual loans or loans classified special mention, substandard, doubtful or loss (5) the existence and effect of any concentrations of credit and changes in the level of such concentrations (6) changes in the nature and volume of the loan portfolio and terms of loans, (7) changes in the experience, ability and depth of lending management and other relevant staff, (8) quality of loan review, (9) the effect of other external factors, trends or uncertainties that could affect management’s estimate of probable losses, such as competition and industry conditions.

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

Revenue Recognition. The Company has adopted Accounting Standards Updated (“ASU”) ASU 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “ASC 606”). The majority of the Company’s revenues come from interest income and financial assets, including loans, and securities which are outside the scope of ASC 606. The Company’s services that fall within the scope of ASC 606 are presented within noninterest income and are recognized as revenue as the Company satisfies its obligation to the customer. Elements of noninterest income within the scope of ASC 606 are limited to service charges on deposit accounts and gain on sale of premises and equipment. The following summarizes the Company’s revenue recognition accounting policy for service charges on deposit accounts which is within the scope of ASC 606-

Service Charges on Deposit Accounts. Deposit related fees consist of fees earned on transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as wire fees, ATM use fees, debit card interchange fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that it the point in time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance.

Gain on sale of premises and equipment. Gain on sale of premises and equipment was recognized when control of the property was transferred and it is probable that substantially all consideration will be collected.

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

Advertising. The Company expenses all media advertising as incurred. Media advertising expense included in other noninterest expenses in the accompanying consolidated statements of operations was approximately $26,000 and $10,000 during the years ended December 31, 2021 and 2020, respectively.

Stock Compensation Plan. The Company has adopted the fair value recognition method and expenses the fair value of any stock options as they vest. Under the fair value recognition method, the Company recognizes stock-based compensation in the accompanying consolidated statements of operations.

Net Income (Loss) Per Share. Basic net income (loss) per share is computed on the basis of the weighted-average number of common shares outstanding. In 2021 and 2020, basic and diluted net income (loss) per share were the same because there are no outstanding potentially diluted securities. Earnings (Loss) per common share has been computed based on the following:

	Year Ended December 31,
	2021	2020
Weighted-average number of common shares outstanding used to calculate basic and diluted net income (loss) per common share	3,899,118	2,934,293

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

The following describes valuation methodologies used for assets measured at fair value:

Debt Securities. Where quoted prices are available in an active market, debt securities are classified within Level 1 of the valuation hierarchy. Level 1 debt securities include highly liquid government bonds and certain mortgage products. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include certain collateralized mortgage obligations, mortgage-backed securities, SBA pool securities and taxable municipal securities.

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

Comprehensive income (loss). GAAP generally requires that recognized revenue, expenses, gains and losses be included in net income (loss). Although certain changes in consolidated assets and liabilities, such as unrealized gains and losses on debt securities available for sale, are reported as a separate component of the equity section of the consolidated balance sheets, such items along with net income (loss), are components of comprehensive income (loss).

Accumulated other comprehensive loss consists of the following (in thousands):

	December 31,
	2021	2020

Unrealized (loss) gain on debt securities available for sale	$(816)	$50
Unamortized portion of unrealized loss related to debt securities available for sale transferred to debt securities held-to-maturity	(34)	(144)
Income tax benefit	215	25

	$(635)	$(69)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies, continued

Reclassifications. Certain amounts in 2020 consolidated financial statements have been reclassified to conform to the 2021 consolidated financial statement presentation.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(2) Debt Securities. Debt securities have been classified according to management’s intent. The carrying amount of debt securities and approximate fair values are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At December 31, 2021:
Held-to-maturity:
Collateralized mortgage obligations	$854	$28	$—	$882
Mortgage-backed securities	186	3	—	189
Total	$1,040	$31	—	$1,071
Available for sale:
SBA Pool Securities	$1,097	$1	$(26)	$1,072
Collateralized mortgage obligations	210	7	—	217
Taxable municipal securities	16,766	19	(359)	16,426
Mortgage-backed securities	17,137	19	(477)	16,679
Total	$35,210	$46	$(862)	$34,394

At December 31, 2020:
Held-to-maturity:
Collateralized mortgage obligations	$2,420	$116	$—	$2,536
Mortgage-backed securities	979	34	—	1,013
Total	$3,399	$150	—	$3,549
Available for sale:
SBA Pool Securities	$1,338	$—	$(41)	$1,297
Collateralized mortgage obligations	458	27	—	485
Taxable municipal securities	5,063	29	(7)	5,085
Mortgage-backed securities	11,984	53	(11)	12,026
Total	$18,843	$109	$(59)	$18,893

There were no sales of debt securities available for sale during the years ended December 31, 2021 and 2020.

Debt securities with gross unrealized losses, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position, is as follows (in thousands):

	Over Twelve Months		Less Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
At December 31, 2021:
Available for Sale:
SBA Pool Securities	$26	$895	$-	$-
Taxable municipal securities	$81	$1,853	$278	$12,828
Mortgage-backed securities	$242	$6,179	$235	$9,984
Total	349	8,927	513	22,812
At December 31, 2020:
Available for Sale:
SBA Pool Securities	$41	$1,297	$-	$-
Taxable municipal securities	$-	$-	$7	$1,413
Mortgage-backed securities	$-	$-	$11	$3,583
Total	41	1,297	18	4,996

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(2) Debt Securities, Continued.

At December 31, 2021 and 2020, the unrealized losses on twenty-nine and eleven debt securities, respectively, were caused by market conditions. It is expected that the debt securities will not be settled at a price less than the book value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

As of December 31, 2021, the Company had pledged securities with a market value of $118,000 as collateral for the Federal Reserve Bank (the “FRB”) discount window.

The Company’s available-for-sale and held-to-maturity debt securities all have contractual maturity dates which are greater than ten years as of December 31, 2021. Expected maturities of these debt securities will differ from contractual maturities because borrowers have the right to call or repay obligations with or without call or prepayment penalties.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3) Loans. The components of loans are as follows (in thousands):

	At December 31,
	2021	2020

Residential real estate	$32,583	$28,997
Multi-family real estate	48,592	19,210
Commercial real estate	129,468	74,398
Land and construction	3,772	4,750
Commercial	14,157	21,849
Consumer	22,827	5,715

Total loans	251,399	154,919

Deduct:
Net deferred loan (fees), costs and premiums	(422)	(544)
Allowance for loan losses	(3,075)	(1,906)

Loans, net	$247,902	$152,469

The Company makes the majority of its loans to borrowers in Broward County, Florida and portions of Palm Beach and Miami-Dade Counties, Florida. Although the Company has a diversified loan portfolio, a significant portion of its borrowers’ ability to repay their loans and meet their contractual obligations to the Company is dependent upon the economy in Broward, Palm Beach and Miami-Dade Counties, Florida.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3) Loans, Continued. An analysis of the change in the allowance for loan losses for the years ended December 31, 2021 and 2020 follows (in thousands):

	Residential Real Estate	Multi- Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Unallocated	Total

Year Ended December 31, 2021:
Beginning balance	$463	$253	$884	$52	$103	$151	$—	$1,906
Provision (Credit) for loan losses	(11)	282	651	(28)	(231)	510	—	1,173
Charge-offs	—	—	—	—	(23)	(254)	—	(277)
Recoveries	30	—	—	8	225	10	—	273

Ending balance	$482	$535	$1,535	$32	$74	$417	$—	$3,075
Year Ended December 31, 2020:
Beginning balance	$531	$82	$624	$21	$573	$152	$26	$2,009
Provision (Credit) for loan losses	175	171	260	7	284	149	(26)	(1,020)
Charge-offs	(259)	—	—	—	(775)	(150)	—	(1,184)
Recoveries	16	—	—	24	21	—	—	61

Ending balance	$463	$253	$884	$52	$103	$151	$—	$1,906

The balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2021 and 2020 follows (in thousands):

	Residential Real Estate	Multi- Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Unallocated	Total

At December 31, 2021:

Collectively evaluated for impairment:
Recorded investment	$32,583	$48,592	$129,468	$3,772	$14,157	$22,827	$—	$251,399
Balance in allowance for loan losses	$481	$535	$1,535	$32	$72	$420	$—	$3,075

At December 31, 2020:
Individually evaluated for impairment:
Recorded investment	$—	$—	$2,193	$—	$—	$—	$—	$2,193
Balance in allowance for loan losses	$—	$—	$—	$—	$—	$—	$—	$—

Collectively evaluated for impairment:
Recorded investment	$30,254	$20,637	$69,521	$4,750	$21,849	$5,715	$—	$152,726
Balance in allowance for loan losses	$463	$253	$884	$52	$103	$151	$—	$1,906

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

Commercial. Commercial business loans and lines of credit consist of loans to small- and medium-sized companies in the Company’s market area. Commercial loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture. Primarily all of the Company’s commercial loans are secured loans, along with a small amount of unsecured loans. The Company’s underwriting analysis consists of a review of the financial statements of the borrower, the lending history of the borrower, the debt service capabilities of the borrower, the projected cash flows of the business, the value of the collateral, if any, and whether the loan is guaranteed by the principals of the borrower. These loans are generally secured by accounts receivable, inventory and equipment. Commercial loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business, which makes them of higher risk than residential loans and the collateral securing loans may be difficult to appraise and may fluctuate in value based on the success of the business. The Company seeks to minimize these risks through its underwriting standards. The Company took action to support its clients and help its communities by participating in the Payroll Protection Plan (“PPP”). The Company originated 502 PPP loans for a total dollar amount of $37.4 million. These loans are 100% guaranteed by the Small Business Administration (the “SBA”). At December 31, 2021, the outstanding balance of these PPP loans totaled $10 million.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3) Loans, Continued. The following summarizes the loan credit quality (in thousands):

	Pass	OLEM (Other Loans Especially Mentioned)	Sub- standard	Doubtful	Loss	Total

At December 31, 2021:
Residential real estate	$30,080	$—	$2,503	$—	$—	$32,583
Multi-family real estate	47,962	630	—	—	—	48,592
Commercial real estate	125,620	3,848	—	—	—	129,468
Land and construction	3,772	—	—	—	—	3,772
Commercial	13,960	197	—	—	—	14,157
Consumer	22,827	—	—	—	—	22,827

Total	$244,221	$4,675	$2,503	$—	$—	$251,399
At December 31, 2020:
Residential real estate	$28,151	$—	$846	$—	$—	$28,997
Multi-family real estate	19,210	—	—	—	—	19,210
Commercial real estate	66,089	4,449	3,860	—	—	74,398
Land and construction	4,750	—	—	—	—	4,750
Commercial	20,735	1,114	—	—	—	21,849
Consumer	5,715	—	—	—	—	5,715

Total	$144,650	$5,563	$4,706	$—	$—	$154,919

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3) Loans, Continued. Age analysis of past due loans at December 31, 2021 and 2020 is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At December 31, 2021:
Residential real estate	$198	$—	$—	$198	$32,385	$—	$32,583
Multi-family real estate	—	—	—	—	48,592	—	48,592
Commercial real estate	—	—	—	—	129,468	—	129,468
Land and construction	—	—	—	—	3,772	—	3,772
Commercial	—	—	—	—	14,157	—	14,157
Consumer	69	—	—	69	22,758	—	22,827

Total	$267	$—	$—	$267	$251,132	$—	$251,399

At December 31, 2020:
Residential real estate	$977	$—	$—	$977	$28,020	$—	$28,997
Multi-family real estate	—	—	—	—	19,210	—	19,210
Commercial real estate	—	—	—	—	72,205	2,193	74,398
Land and construction	—	—	—	—	4,750	—	4,750
Commercial	—	—	—	—	21,849	—	21,849
Consumer	6	—	—	6	5,709	—	5,715

Total	$983	$—	$—	$983	$151,743	$2,193	$154,919

The following summarizes the amount of impaired loans (in thousands):

	At December 31, 2021			At December 31, 2020
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Commercial real estate	$—	$—	$—	$2,193	$2,193	$—

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3) Loans, Continued. The average recorded investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	For the Year Ended December 31,
	2021			2020
	Average Recorded Investment	Interest Income Recognized	Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received

Residential real estate	$—	$—	$—	$651	$18	$11
Commercial real estate	$658	$7	$7	$2,194	$78	$60
Commercial	$—	$—	$—	$499	$—	$18

Total	$658	$7	$7	$3,344	$96	$89

No loans have been determined to be troubled debt restructurings (TDR’s) during the year ended December 31, 2021 and 2020. At December 31, 2021 and 2020, there were no loans modified and entered into TDR’s within the past twelve months, that subsequently defaulted during the years ended December 31, 2021 or 2020.

(4) Premises and Equipment A summary of premises and equipment follows (in thousands):

	At December 31,
	2021	2020
Land	$—	$426
Buildings and improvements	—	654
Furniture, fixtures and equipment	819	730
Leasehold improvements	654	505

Total, at cost	1,473	2,315

Less accumulated depreciation and amortization	(630)	(902)

Premises and equipment, net	$843	$1,413

During the fourth quarter, the Company sold one of its branch locations to a third-party. The sale was completed in November 2021 for $1,081,000. In connection with the sale, the Company recorded a gain in the consolidated statements of operations of $340,000 in November 2021.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(5) Leases. The Company’s operating lease obligation is for two of its branch locations. as well as a third location expected to open in 2022 in North Miami Beach, Florida. Our leases have a weighted-average remaining lease term of approximately 8.3 years and do not offer options to extend the leases. The components of lease expense and other lease information are as follows (in thousands):

	For the year ended December 31,
	2021	2020

Operating lease cost	$213	$171
Cash paid for amounts included in measurement of lease liabilities	$195	$158

	At December 31, 2021	At December 31, 2020

Operating lease right-of-use assets	$1,737	904
Operating lease liabilities	$1,775	923
Weighted-average remaining lease term	8.3 years	7.4 years
Weighted-average discount rate	2.11%	2.1%

Future minimum lease payments under non-cancellable leases, reconciled to our discounted operating lease liabilities are as follows (in thousands):

At December 31, 2021
2022	$254
2023	185
2024	189
2025	192
2026	202
Thereafter	818
Total future minimum lease payments	1,840
Less imputed interest	(65)
Total operating lease liability	$1,775

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(6) Deposits

The aggregate amount of time deposits with a minimum denomination of $250,000 was approximately $1.7 million and $2.5 million at December 31, 2021 and 2020, respectively.

A schedule of maturities of time deposits at December 31, 2021 follows (in thousands):

Maturing Year Ending December 31,	Amount
2022	$11,490
2023	965
2024	257
2025	496
2026	28
$13,236

(7) Federal Home Loan Bank Advances and Other Available Credit

The maturities and interest rates on the Federal Home Loan Bank (“FHLB”) advances were as follows (dollars in thousands)

Maturity Year Ending	Interest	At December 31,
December 31,	Rate	2021	2020
2022	1.68%	$—	$5,000
2024	1.96%	4,000	4,000
2025	1.01%	10,000	10,000
2029	1.69%	4,000	4,000
		$18,000	$23,000

At December 31, 2021, three FHLB Advances were structured advances with potential calls on a quarterly basis.

FHLB advances are collateralized by a blanket lien requiring the Company to maintain certain first mortgage loans as pledged collateral. At December 31, 2021, the Company had remaining credit availability of $65.7 million which can be used if additional collateral is pledged. At December 31, 2021, the Company had loans pledged with a carrying value of $123.4 million as collateral for FHLB advances.

At December 31, 2021, the Company also had lines of credit amounting to $19.5 million with five correspondent banks to purchase federal funds. The Company also has a line of credit with the Federal Reserve Bank under which the Company may draw up to $116,000. The line is secured by $118,000 in securities. At December 31, 2021 and 2020 there were no borrowings under these lines of credit.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(8) Financial Instruments

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	At December 31, 2021			At December 31, 2020
	Carrying Amount	Fair Value	Level	Carrying Amount	Fair Value		Level
Financial assets:
Cash and cash equivalents	$58,970	$58,970	1	$54,629	$54,629		1
Debt Securities available for sale	34,394	34,394	2	18,893	18,893		2
Debt Securities held-to-maturity	1,040	1,071	2	3,399	3,549		2
Loans	247,902	247,788	3	152,469	153,276		3
Federal Home Loan Bank stock	793	793	3	1,092	1,092		3
Accrued interest receivable	971	971	3	1,336	1,336		3

Financial liabilities:
Deposit liabilities	292,457	292,537	3	190,759	191,011		3
Federal Home Loan Bank advances	18,000	18,021	3	23,000	23,254		3
Junior subordinated debenture	—	—	3	2,068	N/A	[1]	3
Off-balance sheet financial instruments	—	—	3	—	—		3

(1)	The Company is unable to determine value based on significant unobservable inputs required in the calculation. Refer to Note1 for further information.

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

Commitments to extend credit, unused lines of credit, and standby letters of credit typically result in loans with a market interest rate when funded. A summary of the contractual amounts of the Company’s financial instruments with off-balance-sheet risk at December 31, 2021 follows (in thousands):

Commitments to extend credit	$11,891

Unused lines of credit	$11,793

Standby letters of credit	$4,550

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(9) Income Taxes

Income tax benefit consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020
Current:
Federal	$—	$—
State	—	—

Total Current	—	—

Deferred:
Federal	609	(161)
State	169	(34)
Change in Valuation Allowance	(4,005)	195

Total Deferred	(3,227)	—

Total	$(3,227)	$—

The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows (dollars in thousands):

	Year Ended December 31,
	2021		2020
	Amount	% of Pretax Loss	Amount	% of Pretax Loss

Income tax benefit at statutory rate	$644	21%	$(164)	21%
Increase (decrease) resulting from:
State taxes, net of Federal tax benefit	134	4.3%	(34)	4.4%
Other permanent differences	—	—	3	(0.4)%
Change in valuation allowance	(4,005)	(130.5)%	195	(25)%
	$(3,227)	(105.2)%	$—	0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	At December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$3,336	$4,284
Allowance for loan losses	15	—
Premises and equipment	53	60
Nonaccrual loan interest	30	40
Lease Liability	450	234
Unrealized loss on debt securities	215	25

	4,099	4,643
Less: Valuation allowance	—	4,005

Total deferred tax assets	4,099	638

Deferred tax liabilities:
Allowance for loan losses	—	(283)
Right of use lease assets	(440)	(229)
Loan costs	(217)	(101)
Total deferred tax liabilities	(657)	(613)
Net deferred tax asset	$3,442	$25

During the years ended December 31, 2021 and 2020, the Company assessed its earnings history and trend over the past year and its estimate of future earnings. In 2021, the Company determined that it was more likely than not that the deferred tax assets would be realized in the near term. Accordingly, in 2021, the valuation allowance in the amount of $4 million that had been previously recorded against the net deferred tax asset for the amount not expected to be realized in the future was fully reversed. At December 31, 2021, the net deferred tax asset of $3.4 million was presented under the caption “deferred taxes” on the accompanying consolidated balance sheets. At December 31, 2020, the net deferred tax asset of $25,000, was presented under the caption “other assets” on the accompanying consolidated balance sheets.

At December 31, 2021, the Company had net operating loss carryforwards of approximately $13.2 million for Federal and Florida tax purposes available to offset future taxable income. These carryforwards will begin to expire in 2029. A portion of the Federal and Florida net operating losses are subject to Internal Revenue Code (“IRC”) Section 382 limitations.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(9)	Income Taxes, Continued

The Company files U.S. and Florida income tax returns. The Company is no longer subject to U.S. Federal or state income tax examinations by taxing authorities for years before 2018.

The Company regularly reviews its tax positions in each significant taxing jurisdiction in the process of evaluating its unrecognized tax benefits. The Company adjusts its unrecognized tax benefits when: (i) facts and circumstances regarding a tax position change, causing a change in management’s judgment regarding that tax position; (ii) a tax position is effectively settled with a tax authority at a differing amount; and/or (iii) the statute of limitations expires regarding a tax position. The Company does not expect a change in unrecognized tax benefits in the next year.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(10) Related Party Transactions

The Company has entered into transactions with its executive officers, directors and their affiliates in the ordinary course of business.

During 2021, the Company incurred approximately $44,000 in legal fees payable to a law firm owned by a director.

At December 31, 2021 and 2020, related parties had approximately $46,600,000 and $36,000,000, respectively, on deposit with the Company.

At December 31, 2021 and 2020, related party loans totaled $1,000,000 and $1,100,000, respectively.

(11) Stock-Based Compensation

The Company is authorized to grant stock options, stock grants and other forms of equity-based compensation under its 2018 Equity Incentive Plan, as amended (the “Plan”). The plan has been approved by the shareholders. The Company is authorized to issue up to 550,000 shares of common stock under the 2018 Plan, of which 299,904 have been issued, and 250,096 shares remain available for grant.

During the year ended December 31, 2020, the Company recorded compensation expense of $219,000 with respect to 80,602 shares issued to a director for services performed.

During the year ended December 31, 2021, the Company recorded compensation expense of $199,000 with respect to 62,112 shares issued to a director and an executive officer for services performed.

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

The community bank leverage ratio removes the requirement for qualifying banking organizations to calculate and report risk-based capital but rather only requires a Tier 1 to average assets (leverage) ratio. Qualifying community banking organizations that elect to use the community bank leverage ratio framework and that maintain a leverage ratio of greater than required minimums will be considered to have satisfied the generally applicable risk based and leverage capital requirements in the agencies’ capital rules (generally applicable rule) and, if applicable, will be considered to have met the well capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. Under the interim final rules, the community bank leverage ratio minimum requirement is 8.5% as of December 31, 2021, 9% for calendar year 2022 and beyond. The interim rule allows for a two-quarter grace period to correct a ratio that falls below the required amount, provided that the Bank maintains a leverage ratio of 7.5% as of December 31, 2021, 8% for calendar year 2022and beyond. Under the final rule, an eligible community banking organization can opt out of the CBLR framework and revert back to the risk-weighting framework without restriction.

Management believes, as of December 31, 2021, that the Bank meets all capital adequacy requirements to which it is subject. The Bank’s actual capital amounts and percentages are presented in the table ($ in thousands):

	Actual		To Be Well Capitalized Under Prompt Corrective Action Regulations (CBLR Framework)
	Amount	%	Amount	%
As of December 31, 2021:
Tier I Capital to Total Assets	$35,338	10.64%	$28,235	8.5%

As of December 31, 2020:
Tier I Capital to Total Assets	$19,261	9%	$17,116	8%

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

(14) Contingencies.

Various claims also arise from time to time in the normal course of business. In the opinion of management, none have occurred that will have a material adverse effect on the Company’s consolidated financial statements.

(15) Retirement Plans.

The Company has a 401(k) Profit Sharing plan covering all eligible employees who are over the age of twenty-one and have completed one year of service. The Company may make a matching contribution each year. The Company did not make any matching contributions in connection with this plan during the years ended December 31, 2021 or 2020.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(16) Fair Value Measurement

There were no impaired collateral-dependent loans measured at fair value on a nonrecurring basis at December 31, 2021.

Debt securities available for sale measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

At December 31, 2021:
SBA Pool Securities	$1,072	$—	$1,072	$—
Collateralized mortgage obligations	217	—	217	—
Taxable municipal securities	16,426	—	16,426	—
Mortgage-backed securities	16,679	—	16,679	—
Total	$34,394	$—	$34,394	$—

At December 31, 2020:
SBA Pool Securities	$1,297	$—	$1,297	$—
Collateralized mortgage obligations	485	—	485	—
State and political subdivision	5,085	—	5,085
Mortgage-backed securities	12,026	—	12,026	—
Total	$18,893	$—	$18,893	$—

During the years ended December 31, 2021 and 2020, no debt securities were transferred in or out of Level 3.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(17) Company Unconsolidated Financial Information

The Company’s unconsolidated financial information as of December 31, 2021 and 2020 and for the years then ended follows (in thousands):

Condensed Balance Sheets

	At December 31,
	2021	2020
Assets

Cash	$508	$123
Investment in subsidiary	36,364	19,193
Deferred tax asset	1,676	—
Other assets	167	642

Total assets	$38,715	$19,958

Liabilities and Stockholders’ Equity

Other liabilities	$205	$56
Junior subordinated debenture	—	2,068
Stockholders’ equity	38,510	17,834

Total liabilities and stockholders’ equity	$38,715	$19,958

Condensed Statements of Operations

	Year Ended December 31,
	2021	2020
Income (loss) of subsidiary	$5,412	$(43)
Interest expense	(41)	(122)
Other expense	(751)	(617)
Income tax benefit	1,676	—

Net income (loss)	$6,296	$(782)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$6,296	$(782)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	199	219
Equity in undistributed (income) loss of subsidiary	(5,412)	43
Deferred income tax benefit	(1,676)	—
Increase (decrease) in other liabilities	149	(1,062)
Decrease (increase) in other assets	475	(475)

Net cash provided by (used in) operating activities	31	(2,057)

Cash flow from investing activities –
Capital infusion to bank subsidiary	(12,324)	(8,370)

Cash flow from financing activities:
Proceeds from sale of preferred stock	9,000	10,000
Proceeds from sale of common stock	3,678	540

Cash provided by financing activities	12,678	10,540

Net increase in cash	385	113

Cash at beginning of the year	123	10

Cash at end of year	$508	$123

Noncash transactions:

Change in accumulated other comprehensive loss of subsidiary, net change in unrealized loss on debt securities available for sale, net of income taxes	$(566)	$136

Issuance of common stock in exchange for Trust Preferred Securities	$2,068	$514

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(18) Preferred Stock

During 2021 and 2020, the Company issued 360 and 400 shares, respectively, of the Company’s Series B Participating Preferred Stock (the “Series B Preferred”) at a price of $25,000 per share, or an aggregate of $19 million. The Preferred Stock has no par value. Except in the event of liquidation, if the Company declares or pays a dividend or distribution on the common stock, the Company shall simultaneously declare and pay a dividend on the Series B Preferred on a pro rata basis with the common stock determined on an as-converted basis assuming all shares of Series B Preferred Stock had been converted immediately prior to the record date of the applicable dividend. The Preferred Stock is convertible into 7,600,000 shares of common stock, at the option of the Company, subject to the prior fulfilment of the following conditions: (i) such conversion shall have been approved by the holders of a majority of the outstanding common stock of the Company; and (ii) such conversion shall not result in any holder of the Series B Preferred Stock and any persons with whom the holder may be acting in concert, becoming beneficial owners of more than 9.9% of the outstanding shares of the common stock. The number of shares issuable upon conversion is subject to adjustment based on the terms of the applicable Certificate of Designation for the Series B Preferred (the “Certificate of Designation”) The Series B Preferred has preferential liquidation rights over common stockholders and holders of junior securities. The liquidation price is the greater of $25,000 per share of Series B Preferred or such amount per share of Series A Preferred that would have been payable had all shares of the Series B Preferred had been converted into common stock pursuant to the terms of the Certificate of Designation immediately prior to a liquidation. The Series B Preferred generally has no voting rights except as provided in the Certificate of Designation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon management’s evaluation of those controls and procedures performed within the 90 days preceding the filing of this Report, its Principal Executive Officer and Principal Financial Officer concluded that, subject to the limitations noted below, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, the Company used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its evaluation under the framework in Internal Control-Integrated Framework, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2021.

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

(c) Changes in Internal Controls

The Company has made no significant changes in its internal controls over financial reporting during the year ended December 31, 2021 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections)

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The Company has a Code of Ethics that applies to its chief executive officer, chief operating officer, chief financial officer (who is also its chief accounting officer) and controller. This Code of Ethics is also posted on its website at www.optimumbank.com/corpgovernance.html.

A list of the Company’s executive officers and biographical information about them and its directors will be included in the definitive Proxy Statement for its 2022 Annual Meeting of Stockholders, which will be filed within 120 days of the end of its fiscal year ended December 31, 2021 (the “2022 Proxy Statement”) and is incorporated herein by reference. Information about its Audit Committee may be found in the Proxy Statement. That information is incorporated herein by reference.

Item 11. Executive Compensation

Information relating to the Company’s executive officer and director compensation and the compensation committee of its Board of Directors will be included in the 2022 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to security ownership of certain beneficial owners of its common stock and information relating to the security ownership of its management will be included in the 2022 Proxy Statement and is incorporated herein by reference.

The Company has one equity compensation plan under which shares of its common stock were available to be issued at December 31, 2021. The plan was previously approved by its shareholders. The following table sets forth information as of December 31, 2021 with respect to the number of shares of the Company’s common stock issuable pursuant to this plan.

Equity Compensation Plan Information

The following table provides information generally as of December 31, 2021, regarding securities to be issued on exercise of stock options, and securities remaining available for issuance under the Company’s equity compensation plan that was in effect during fiscal year 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under the equity compensation plan
Equity compensation plans approved by stockholders	—	$—	250,096

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence will be included in the 2022 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accounting fees and services will be included in the 2022 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

3.1	Articles of Incorporation (incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 11, 2004)

3.2	Articles of Amendment to the Articles of Incorporation, effective as of January 7, 2009 (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 31, 2009)

3.3	Articles of Amendment to the Articles of Incorporation, effective as of November 5, 2010 (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K, filed with the SEC on November 5, 2010)

3.4	Articles of Amendment to the Articles of Incorporation, effective as of September 29, 2011 (incorporated by reference from Current Report on Form 8-K, filed with the SEC on October 4, 2011)

4.1	Bylaws (incorporated by reference from Current Report on Form 8-K filed with the SEC on May 11, 2004)

4.2	Description of Securities (incorporated by reference from the Annual Report on Form 10-K/A filed with the SEC on April 30, 2021)

4.3	Form of stock certificate (incorporated by reference from Quarterly Report on Form 10-QSB filed with the SEC on August 12, 2004)

10.1	OptimumBank Holdings, Inc. 2018 Equity Incentive Plan (incorporated by reference from Proxy Statement on Schedule 14A filed with the SEC on May 2, 2018)

10.2	Amended and Restated Stock Purchase Agreement, dated as of December 5, 2011, between OptimumBank Holdings, Inc. and Moishe Gubin (incorporated by reference from Current Report on Form 8-K filed with the SEC on December 9, 2011)

10.3	Amended and Restated Stock Purchase Agreement, dated as of March 22, 2013, between OptimumBank Holdings, Inc. and Moishe Gubin (incorporated by reference from Current Report on Form 8-K filed with the SEC on March 28, 2013)

10.4	Form of Registration Rights Agreement between OptimumBank Holdings, Inc. and Moishe Gubin (incorporated by reference from Current Report on Form 8-K filed with the SEC on October 31, 2011)

10.5	Form of Registration Rights Agreement between OptimumBank Holdings, Inc. and Investors (incorporated by reference from Current Report on Form 8-K filed with the SEC on October 31, 2011)

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated by reference from Annual Report on Form 10-K filed with the SEC on March 31, 2010)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Principal Executive Officer under 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer under 18 U.S.C. Section 1350

EXHIBIT INDEX

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lauderdale, State of Florida, on the 8th day of March, 2022.

OPTIMUMBANK HOLDINGS, INC.

/s/ Timothy Terry
Timothy Terry
Principal Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Moishe Gubin	Chairman of the Board	March 8, 2022
Moishe Gubin

/s/ Joel Klein	Principal Financial Officer	March 8, 2022
Joel Klein

/s/ H Fai Chan	Director	March 8, 2022
H Fai Chan

/s/ Moishe Gubin	Director	March 8, 2022
Moishe Gubin

/s/ Martin Schmidt	Director	March 8, 2022
Martin Schmidt

/s/ Joel Klein	Director	March 8, 2022
Joel Klein

/s/ Avi M. Zwelling	Director	March 8, 2022
Avi M. Zwelling

/s/ Michael Blisko	Director	March 8, 2022
Michael Blisko

