Form 10-Q
period 2022-03-31
OptimumBank Holdings, Inc.
filed 2022-05-11
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,002,612 shares of common stock, $.01 par value, issued and outstanding as of May 11, 2022.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

i

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets:
Cash and due from banks	$14,694	$13,681
Interest-bearing deposits with banks	57,498	45,289
Total cash and cash equivalents	72,192	58,970
Debt securities available for sale	30,946	34,394
Debt securities held-to-maturity (fair value of $804 and $1,071)	808	1,040
Loans, net of allowance for loan losses of $3,408 and $3,075	273,686	247,902
Federal Home Loan Bank stock	850	793
Premises and equipment, net	834	843
Right-of-use lease assets	1,581	1,737
Accrued interest receivable	927	971
Deferred tax asset	3,855	3,442
Other assets	1,495	1,786

Total assets	$387,174	$351,878
Liabilities and Stockholders’ Equity:

Liabilities:
Noninterest-bearing demand deposits	$139,603	$124,119
Savings, NOW and money-market deposits	166,508	155,102
Time deposits	11,211	13,236

Total deposits	317,322	292,457

Federal Home Loan Bank advances	18,000	18,000
Official checks	263	140
Operating lease liabilities	1,620	1,775
Other liabilities	652	996

Total liabilities	337,857	313,368

Commitments and contingencies (Notes 1, 8 and 11)
Stockholders’ equity:
Preferred stock, no par value; 6,000,000 shares authorized:	—	—
Series A Preferred, no par value, no shares issued and outstanding	—	—
Series B Preferred, no par value, 1,020 shares authorized, 1,020 and 760 shares issued and outstanding	—	—
Common stock, $.01 par value; 10,000,000 shares authorized, 6,002,612 and 4,775,281 shares issued and outstanding	60	48
Additional paid-in capital	77,204	65,193
Accumulated deficit	(25,241)	(26,096)
Accumulated other comprehensive loss	(2,706)	(635)

Total stockholders’ equity	49,317	38,510
Total liabilities and stockholders’ equity	$387,174	$351,878

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Interest income:
Loans	$3,263	$1,847
Debt securities	163	91
Other	37	27

Total interest income	3,463	1,965

Interest expense:
Deposits	175	181
Borrowings	61	98

Total interest expense	236	279

Net interest income	3,227	1,686

Provision (credit) for loan losses	392	(24)

Net interest income after provision (credit) for loan losses	2,835	1,710

Noninterest income:
Service charges and fees	589	151
Other	61	25

Total noninterest income	650	176

Noninterest expenses:
Salaries and employee benefits	1,335	698
Professional fees	147	112
Occupancy and equipment	167	152
Data processing	277	178
Insurance	24	23
Regulatory assessment	77	61
Other	313	314

Total noninterest expenses	2,340	1,538

Net earnings before income taxes	1,145	348

Income taxes	290	—

Net earnings	$855	$348

Net earnings per share - basic and diluted	$0.17	$0.11

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2022	2021

Net earnings	$855	$348

Other comprehensive loss:
Change in unrealized loss on debt securities:
Unrealized loss arising during the period	(2,781)	(922)

Amortization of unrealized loss on debt securities transferred to held-to-maturity	7	47

Other comprehensive loss before income taxes	(2,774)	(875)

Deferred income tax benefit (provision)	703	(25)

Total other comprehensive loss	(2,071)	(900)

Comprehensive loss	$(1,216)	$(552)

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2022 and 2021

(Dollars in thousands)

	Preferred Stock						Additional		Accumulated
	Series A		Series B		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2020	—	—	400	—	3,203,455	32	50,263	(32,392)	(69)	17,834

Proceeds from the sale of preferred stock (unaudited)	—	—	160	—	—	—	4,000	—	—	4,000

Common stock issued for junior subordinated debenture interest payable (unaudited)	—	—	—	—	11,042	—	41	—	—	41

Net change in unrealized loss on debt securities available for sale (unaudited)	—	—	—	—	—	—	—	—	(922)	(922)

Amortization of unrealized loss on debt securities transferred to held-to-maturity (unaudited)	—	—	—	—	—	—	—	—	22	22

Net earnings (unaudited)	—	—	—	—	—	—	—	348	—	348

Balance at March 31, 2021 (unaudited)	—	$—	560	$—	3,214,497	$32	$54,304	$(32,044)	$(969)	$21,323

Balance at December 31, 2021 (unaudited)	—	$—	760	$—	4,775,281	$48	$65,193	$(26,096)	$(635)	$38,510

Proceeds from the sale of preferred stock (unaudited)	—	—	260	—	—	—	6,500	—	—	6,500

Proceeds from the sale of common stock (unaudited)	—	—	—	—	1,227,331	12	5,511	—	—	5,523

Net change in unrealized loss on debt securities available for sale (unaudited)	—	—	—	—	—	—	—	—	(2,078)	(2,078)

Amortization of unrealized loss on debt securities transferred to held-to-maturity (unaudited)	—	—	—	—	—	—	—	—	7	7

Net earnings for three months ended March 31, 2022 (unaudited)	—	—	—	—	—	—	—	855	—	855

Balance at March 31, 2022 (unaudited)	—	$—	1,020	—	6,002,612	$60	77,204	(25,241)	(2,706)	49,317

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net earnings	$855	$348
Adjustments to reconcile net earnings to net cash provided by in operating activities:
Provision (credit) for loan losses	392	(24)
Depreciation and amortization	56	51
Deferred income taxes	290	-
Net accretion of fees, premiums and discounts	(62)	(59)
Stock-based compensation expense	96	-
Decrease in accrued interest receivable	44	223
Amortization of right of use asset	156	37
Net decrease in operating lease liabilities	(155)	(35)
Decrease (increase) in other assets	291	(401)
(Decrease) increase in official checks and other liabilities	(317)	110
Net cash provided by operating activities	1,646	250

Cash flows from investing activities:
Purchase of debt securities available for sale	—	(5,193)
Principal repayments of debt securities available for sale	617	740
Principal repayments of debt securities held-to-maturity	236	954
Net increase in loans	(26,061)	(15,686)
Purchases of premises and equipment	(47)	(49)
(Purchase) redemption of FHLB stock	(57)	299

Net cash used in investing activities	(25,312)	(18,935)

Cash flows from financing activities:
Net increase in deposits	24,865	18,750
Net decrease in FHLB Advances	—	(5,000)
Proceeds from sale of preferred stock	6,500	4,000
Proceeds from sale of common stock	5,523	-

Net cash provided by financing activities	36,888	17,750

Net increase (decrease) in cash and cash equivalents	13,222	(935)

Cash and cash equivalents at beginning of the period	58,970	54,629

Cash and cash equivalents at end of the period	$72,192	$53,694

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$237	$290

Income taxes	$—	$—

Noncash transactions:
Change in accumulated other comprehensive loss, net change in unrealized loss on debt securities available for sale, net of income taxes	$(2,078)	$(922)

Amortization of unrealized loss on debt securities transferred to held-to-maturity	$7	$22

Right-of use lease assets obtained in exchange for operating lease liabilities	$—	$191
Increase in other liabilities for stock-based compensation	$96	$—
Issuance of common stock for Junior Subordinated Debenture interest payable	$—	$41

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

Basis of Presentation. In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2022, and the results of operations and cash flows for the three month periods ended March 31, 2022 and 2021. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the full year.

Subsequent Events. The Company has evaluated subsequent events through May 11, 2022, which is the date the condensed consolidated financial statements were issued, determining no additional events required disclosure.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) General, Continued.

Comprehensive Loss. GAAP generally requires that recognized revenue, expenses, gains and losses be included in net earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale debt securities, are reported as a separate component of the equity section of the condensed consolidated balance sheets, such items along with net earnings, are components of comprehensive loss.

Accumulated other comprehensive loss consists of the following (in thousands):

	March 31,	December 31,
	2022	2021

Unrealized loss on debt securities available for sale	$(3,597)	$(816)
Unamortized portion of unrealized loss related to debt securities available for sale transferred to securities held-to-maturity	(27)	(34)
Income tax benefit	918	215

Accumulated other comprehensive loss	$(2,706)	$(635)

Income Taxes.

During the fourth quarter of 2021 the Company assessed its earnings history and trend over the past year and its estimate of future earnings, and the Company determined that it was more likely than not that the deferred tax assets would be realized in the near term. Accordingly, in the fourth quarter of 2021, the valuation allowance in the amount of $4 million that had been previously recorded against the net deferred tax asset for the amount not expected to be realized in the future was fully reversed. Therefore, there was no provision for income taxes for the three months ended March 31, 2021.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2) Debt Securities. Debt Securities have been classified according to management’s intent. The carrying amount of debt securities and approximate fair values are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

At March 31, 2022:
Available for sale:
SBA Pool Securities	$1,063	$—	$(25)	$1,038
Collateralized mortgage obligations	178	—	(4)	174
Taxable municipal securities	16,757	—	(2,130)	14,627
Mortgage-backed securities	16,545	—	(1,438)	15,107
Total	$34,543	$—	$(3,597)	$30,946

Held-to-maturity:
Collateralized mortgage obligations	$673	$2	(6)	$669
Mortgage-backed securities	135	—	—	135
Total	$808	$2	(6)	$804

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

At December 31, 2021:
Available for sale:
SBA Pool Securities	$1,097	$1	$(26)	$1,072
Collateralized mortgage obligations	210	7	—	217
Taxable municipal securities	16,766	19	(359)	16,426
Mortgage-backed securities	17,137	19	(477)	16,679
Total	$35,210	$46	$(862)	$34,394

Held-to-maturity:
Collateralized mortgage obligations	$854	$28	—	$882
Mortgage-backed securities	186	3	—	189
Total	$1,040	$31	—	$1,071

There were no sales of debt securities during the three months ended March 31, 2022 and 2021.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2) Debt Securities Continued.

Debt Securities available for sale with gross unrealized losses, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position, is as follows (in thousands):

	At March 31, 2022
	Over Twelve Months		Less Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Available for Sale:
SBA Pool Securities	(25)	845	—	—
Collateralized mortgage obligation	—	—	(4)	174
Taxable municipal securities	(904)	5,650	(1,226)	8,977
Mortgage-backed securities	(830)	7,744	(608)	7,363
Total	$(1,759)	$14,239	$(1,838)	$16,514

	At December 31, 2021
	Over Twelve Months		Less Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Available for Sale :
SBA Pool Securities	26	895	—	—
Taxable municipal securities	81	1,853	278	12,828
Mortgage-backed securities	242	6,179	235	9,984
Total	$349	$8,927	$513	$22,812

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

At March 31, 2022 and December 31, 2021, the unrealized losses on thirty-nine and twenty-nine debt securities, respectively, were caused by market conditions. It is expected that the debt securities will not be settled at a price less than the book value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans. The components of loans are as follows (in thousands):

	March 31,	December 31,
	2022	2021

Residential real estate	$36,786	$32,583
Multi-family real estate	49,907	48,592
Commercial real estate	146,181	129,468
Land and construction	7,579	3,772
Commercial	12,589	14,157
Consumer	24,466	22,827

Total loans	277,508	251,399

Deduct:
Net deferred loan fees, costs and premiums	(414)	(422)
Allowance for loan losses	(3,408)	(3,075)

Loans, net	$273,686	$247,902

An analysis of the change in the allowance for loan losses follows (in thousands):

	Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Total
Three Months Ended March 31, 2022:

Beginning balance	$482	$535	$1,535	$32	$74	$417	$3,075
Provision (credit) for loan losses	93	14	72	47	(6)	172	392
Charge-offs	—	—	—	—	—	(73)	(73)
Recoveries	—	—	—	—	—	14	14

Ending balance	$575	$549	$1,607	$79	$68	$530	$3,408

Three Months Ended March 31, 2021:
Beginning balance	$463	$253	$884	$52	$103	$151	$1,906
(Credit) provision for loan losses	(91)	(15)	(41)	(10)	(4)	137	(24)
Charge-offs	—	—	—	—	—	(20)	(20)
Recoveries	24	—	—	4	—	—	28

Ending balance	$396	$238	$843	$46	$99	$268	$1,890

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued.

	Residential	Multi-Family
	Real Estate	Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Total
At March 31, 2022:
Individually evaluated for impairment:
Recorded investment	$—	$—	$—	$—	$—	$—	$—
Balance in allowance for loan losses	$—	$—	$—	$—	$—	$—	$—

Collectively evaluated for impairment:
Recorded investment	$36,786	$49,907	$146,181	$7,579	$12,589	$24,466	$277,508
Balance in allowance for loan losses	$574	$549	$1,607	$79	$66	$533	$3,408

At December 31, 2021:
Individually evaluated for impairment:
Recorded investment	$—	$—	$—	$—	$—	$—	$—
Balance in allowance for loan losses	$—	$—	$—	$—	$—	$—	$—

Collectively evaluated for impairment:
Recorded investment	$32,583	$48,592	$129,468	$3,772	$14,157	$22,827	$251,399
Balance in allowance for loan losses	$481	$535	$1,535	$32	$72	$420	$3,075

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

Commercial. Commercial business loans and lines of credit consist of loans to small- and medium-sized companies in the Company’s market area. Commercial loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture. Primarily all of the Company’s commercial loans are secured loans, along with a small amount of unsecured loans. The Company’s underwriting analysis consists of a review of the financial statements of the borrower, the lending history of the borrower, the debt service capabilities of the borrower, the projected cash flows of the business, the value of the collateral, if any, and whether the loan is guaranteed by the principals of the borrower. These loans are generally secured by accounts receivable, inventory and equipment. Commercial loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business, which makes them of higher risk than residential loans and the collateral securing loans may be difficult to appraise and may fluctuate in value based on the success of the business. The Company seeks to minimize these risks through its underwriting standards. The Company has supported small business owners by making loans through the Small Business Administration Paycheck Protection Program (“PPP”). Through March 31, 2022, the Bank had originated 502 PPP loans in a total principal amount of $37.4 million. These loans are 100% guaranteed by the Small Business Administration (the “SBA”). At March 31, 2022, the Bank held PPP loans with a total principal balance of $8.4 million.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued. The following summarizes the loan credit quality (in thousands):

	Pass	OLEM (Other Loans Especially Mentioned)	Sub- Standard	Doubtful	Loss	Total

At March 31, 2022:
Residential real estate	$34,290	$—	$2,496	$—	$—	$36,786
Multi-family real estate	49,907	—	—	—	—	49,907
Commercial real estate	142,355	3,826	—	—	—	146,181
Land and construction	7,579	—	—	—	—	7,579
Commercial	12,475	114	—	—	—	12,589
Consumer	24,466	—	—	—	—	24,466

Total	$271,072	$3,940	$2,496	$—	$—	$277,508

At December 31, 2021:
Residential real estate	$30,080	$—	$2,503	$—	$—	$32,583
Multi-family real estate	47,962	630	—	—	—	48,592
Commercial real estate	125,620	3,848	—	—	—	129,468
Land and construction	3,772	—	—	—	—	3,772
Commercial	13,960	197	—	—	—	14,157
Consumer	22,827	—	—	—	—	22,827

Total	$244,221	$4,675	$2,503	$—	$—	$251,399

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued. Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Past	Total Past Due	Current	Nonaccrual Loans	Total Loans

At March 31, 2022:
Residential real estate	$—	$—	$—	$—	$36,786	$—	$36,786
Multi-family real estate	—	—	—	—	49,907	—	49,907
Commercial real estate	—	—	—	—	146,181	—	146,181
Land and construction	—	—	—	—	7,579	—	7,579
Commercial	—	—	—	—	12,589	—	12,589
Consumer	121	59	—	180	24,286	—	24,466

Total	$121	$59	$—	$180	$277,328	$—	$277,508

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At December 31, 2021:
Residential real estate	$198	$—	$—	$198	$32,385	$—	$32,583
Multi-family real estate	—	—	—	—	48,592	—	48,592
Commercial real estate	—	—	—	—	129,468	—	129,468
Land and construction	—	—	—	—	3,772	—	3,772
Commercial	—	—	—	—	14,157	—	14,157
Consumer	69	—	—	69	22,758	—	22,827

Total	$267	$—	$—	$267	$251,132	$—	$251,399

There were no impaired loans at March 31, 2022 or December 31, 2021.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued. The average recorded investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Three Months Ended March 31,
	2022			2021
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received

Residential real estate	$—	$—	$—	$—	$—	$—
Commercial real estate	$—	$—	$—	$1,644	$7	$7
Commercial	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$1,644	$7	$7

No loans have been determined to be troubled debt restructurings (TDR’s) during the three month periods ended March 31, 2022 or 2021. At March 31, 2022 and 2021, there were no loans modified and entered into as TDR’s within the past twelve months, that subsequently defaulted during the three month periods ended March 31, 2022 or 2021.

(4) Earnings Per Share. Basic earnings per share have been computed on the basis of the weighted-average number and 2021 shares of common stock outstanding during the period. During the three month periods ended March 31, 2022, basic and diluted earnings per share is the same as there were no outstanding potentially dilutive securities. Earnings per common share have been computed based on the following:

	Three Months Ended
	March 31,
	2022	2021
Weighted-average number of common shares outstanding used to calculate basic and diluted earnings per common share	4,892,323	3,203,576

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(5) Stock-Based Compensation

The Company is authorized to grant stock options, stock grants and other forms of equity-based compensation under its 2018 Equity Incentive Plan (the “2018 Plan”). The plan has been approved by the shareholders. The Company is authorized to issue up to 550,000 shares of common stock under the 2018 Plan, of which 250,096 shares remain available for grant. No stock options are outstanding at March 31, 2022.

(6) Fair Value Measurements. There were no impaired collateral dependent loans measured at fair value on a nonrecurring basis at March 31, 2022 and December 31, 2021.

Debt securities available for sale measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		In Active Markets for	Other Observable	Significant Unobservable
	Fair Value	Identical Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
At March 31, 2022 :
SBA Pool Securities	$1,038	$—	$1,038	—
Collateralized mortgage obligations	174	—	174	—
Taxable municipal securities	14,627	—	14,627	—
Mortgage-backed securities	15,107	—	15,107	—
Total	$30,946	—	$30,946	—

At December 31, 2021 :
SBA Pool Securities	$1,072	$—	$1,072	—
Collateralized mortgage obligations	217	—	217	—
Taxable municipal securities	16,426	—	16,426	—
Mortgage-backed securities	16,679	—	16,679	—
Total	$34,394	—	$34,394	—

(7) Fair Value of Financial Instruments. The estimated fair values and fair value measurement method with respect to the Company’s financial instruments were as follows (in thousands):

	At March 31, 2022			At December 31, 2021
	Carrying Amount	Fair Value	Level	Carrying Amount	Fair Value	Level

Financial assets:
Cash and cash equivalents	$72,192	$72,192	1	$58,970	$58,970	1
Debt securities available for sale	30,946	30,946	2	34,394	34,394	2
Debt securities held-to-maturity	808	804	2	1,040	1,071	2
Loans	273,686	274,039	3	247,902	247,788	3
Federal Home Loan Bank stock	850	850	3	793	793	3
Accrued interest receivable	927	927	3	971	971	3

Financial liabilities:
Deposit liabilities	317,322	317,368	3	292,457	292,537	3
Federal Home Loan Bank advances	18,000	18,162	3	18,000	18,021	3
Off-balance sheet financial instruments	—	—	3	—	—	3

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

Commitments to extend credit, unused lines of credit, and standby letters of credit typically result in loans with a market interest rate when funded. A summary of the contractual amounts of the Company’s financial instruments with off-balance-sheet risk at March 31, 2022 follows (in thousands):

Commitments to extend credit	$28,580

Unused lines of credit	$15,034

Standby letters of credit	$3,000

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(9) Regulatory Matters, Continued.

Management believes, as of March 31, 2022 and December 31, 2021, that the Bank meets all capital adequacy requirements to which it is subject. The Bank’s actual capital amounts and percentages are presented in the table ($ in thousands):

	Actual		To Be Well Capitalized Under Prompt Corrective Action Regulations (CBLR Framework)
	Amount	%	Amount	%
As of March 31, 2022:
Tier I Capital to Total Assets	48,559	12.53%	34,884	9.00%

As of December 31, 2021:
Tier I Capital to Total Assets	35,338	10.64%	28,235	8.50%

(10) Preferred Stock

During the first quarter of 2022, the Company issued 260 shares of Series B-2 Participating Preferred Stock to an unrelated party at a cash price of $25,000 per share, or an aggregate of $6,500,000.

OptimumBank Holding Inc. is authorized to issue 1,020 shares of Series B Participating Preferred Stock at a price of $25,000 per share. The Preferred Stock has no par value. Except in the event of liquidation, if the Company declares or pays a dividend or distribution on the common stock, the Company shall simultaneously declare and pay a dividend on the Series B Preferred on a pro rata basis with the common stock determined on an as-converted basis assuming all shares of Series B Preferred Stock had been converted immediately prior to the record date of the applicable dividend.

The Preferred Stock is convertible into shares of common stock, at the option of the Company, subject to the prior fulfilment of the following conditions: (i) such conversion shall have been approved by the holders of a majority of the outstanding common stock of the Company; and (ii) such conversion shall not result in any holder of the Series B Preferred Stock and any persons with whom the holder may be acting in concert, becoming beneficial owners of more than 9.9% of the outstanding shares of the common stock. The number of shares issuable upon conversion is subject to adjustment based on the terms of the applicable Certificate of Designation for the Series B Preferred (the “Certificate of Designation”) The Series B Preferred has preferential liquidation rights over common stockholders and holders of junior securities. The liquidation price is the greater of $25,000 per share of Series B Preferred or such amount per share of Series A Preferred that would have been payable had all shares of the Series B Preferred had been converted into common stock pursuant to the terms of the Certificate of Designation immediately prior to a liquidation. The Series B Preferred generally has no voting rights except as provided in the Certificate of Designation.

The Series B is subdivided into Series B-1 and Series B-2 Preferred Stock. The Company is authorized to issue 760 shares of Series B-1 and 260 shares of Series B-2.

Series B-2 has substantially the same rights, preferences, powers, restrictions and limitations, except that the initial conversion price of the Series B-1 is $2.50 per share and the initial conversion price for Series B-2 is $4.00 per share.

(11) Contingencies. Various claims arise from time to time in the normal course of business. In the opinion of management, none have occurred that will have a material effect on the Company’s condensed consolidated financial statements.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto presented elsewhere in this report. For additional information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2021 in the Annual Report on Form 10-K.

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

Capital Levels

As of March 31, 2022, the Bank is well capitalized under regulatory guidelines.

Refer to Note 9 for the Bank’s actual and required minimum capital ratios.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition at March 31, 2022 and December 31, 2021

Overview

The Company’s total assets increased by approximately $35.3 million to $387.2 million at March 31, 2022, from $351.9 million at December 31, 2021, primarily due to increases in loans, and cash and cash equivalents. The growth in assets was attributable to the success of the Company’s efforts to increase deposits from new customers. Total deposits grew by approximately $24.9 million to $317.3 million at March 31, 2022, from $292.5 million at December 31, 2021. Total stockholders’ equity increased by approximately $10.8 million to $49.3 million at March 31, 2022, from $38.5 million at December 31, 2021, primarily due to proceeds from the sale of preferred stock, common stock and net earnings. The increase in stockholders’ equity was partially offset by the increase in accumulated other comprehensive loss of approximately $2.1 million for the three months ended March 31, 2022.

The following table shows selected information for the periods ended or at the dates indicated:

	Three Months Ended March 31, 2022	Year Ended December 31, 2021

Average equity as a percentage of average assets	9.7%	9.4%

Equity to total assets at end of period	12.7%	11%

Return on average assets (1)	0.9%	2.2%

Return on average equity (1)	8.9%	23.3%

Noninterest expenses to average assets (1)	2.4%	2.4%

(1) Annualized for the three months ended March 31, 2022.

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

The Company increased deposits by approximately $24.9 million during the three-month period ending March 31, 2022. The proceeds were used to originate new loans.

In addition to obtaining funds from depositors, the Company may borrow funds from other financial institutions. At March 31, 2022, the Company had outstanding borrowings of $18 million, against its $87 million in established borrowing capacity with the FHLB. The Company’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. The Company has an available discount window credit line with the Federal Reserve Bank, which is currently $430,000. The Federal Reserve Bank line is subject to collateral requirements and must be repaid within 90 days; each advance is subject to prior Federal Reserve Bank consent. At March 31, 2022, the Company also had available lines of credit amounting to $19.5 million with five correspondent banks to purchase federal funds. Disbursements on the lines of credit are subject to the approval of the correspondent banks. We measure and monitor our liquidity daily and believe our liquidity sources are adequate to meet our operating needs.

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

	Three Months Ended March 31,
	2022			2021
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans	$264,442	$3,263	4.94%	$163,086	$1,847	4.53%
Securities	34,107	163	1.91%	25,722	91	1.42%
Other (1)	71,631	37	0.21%	27,500	27	0.39%

Total interest-earning assets/interest income	370,180	3,463	3.74%	216,308	1,965	3.63%

Cash and due from banks	17,143			28,067
Premises and equipment	727			1,306
Other	4,821			2,506

Total assets	$392,871			$248,187

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$182,585	160	0.35%	$112,908	133	0.47%
Time deposits	12,237	15	0.49%	20,810	48	0.92%
Borrowings (2)	18,000	61	1.36%	24,625	98	1.59%

Total interest-bearing liabilities/interest expense	212,822	236	0.44%	158,343	279	0.70%

Noninterest-bearing demand deposits	139,128			70,267
Other liabilities	2,677			1,490
Stockholders’ equity	38,244			18,087

Total liabilities and stockholders’ equity	$392,871			$248,187

Net interest income		$3,227			$1,686

Interest rate spread (3)			3.30%			2.93%

Net interest margin (4)			3.49%			3.12%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.74			1.37

(1)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances, other borrowings and the junior subordinated debenture.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.
(5)	Annualized.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of the Three-Month Periods Ended March 31, 2022 and 2021

	Three Months Ended		Increase /
	March 31,		(Decrease)
(dollars in thousands)	2022	2021	Amount	Percentage
Total interest income	$3,463	$1,965	$1,498	76%
Total interest expense	236	279	(43)	-15%
Net interest income	3,227	1,686	1,541	91%
Provision (credit) for loan losses	392	(24)	416	1,733%
Net interest income after provision for loan losses	2,835	1,710	1,125	66%
Total noninterest income	650	176	474	269%
Total noninterest expenses	2,340	1,538	802	52%
Net earnings before income taxes	1,145	348	797	229%
Income taxes	290	-	290	100%
Net earnings	$855	$348	507	146%
Net earnings per share - basic and diluted	$0.17	$0.11

Net earnings. Net earnings for the three months ended March 31, 2022, were $855,000 or $0.17 per basic and diluted share compared to net earnings of $348,000 or $0.11 per basic and diluted share for the three months ended March 31, 2021. The increase in net earnings during the three months ended March 31, 2022 compared to three months ended March 31, 2021 is primarily attributed to an increase in net interest income and noninterest income, partially offset by the increase in noninterest expense.

Interest Income. Interest income increased $1,498,000 for the three months ended March 31, 2022 compared to the three ended March 31, 2021 due primarily to growth in the loan portfolio.

Interest Expense. Interest expense decreased $43,000 to $236,000 for the three months ended March 31, 2022 compared to the prior period, primarily due to a decrease in interest bearing deposit rates and change in the composition of deposits.

Provision (credit) for Loan Losses. Provision for loan losses was $392,000 for the three months ended March 31, 2022 compared to a $24,000 credit for loan losses for the three months ended March 31, 2021. The provision for loan losses is charged to earnings as losses are estimated to have occurred in order to bring the total loan allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio at March 31, 2022. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $3.4 million or 1.23% of loans outstanding at March 31, 2022, compared to $3.1 million or 1.22% of loans outstanding at December 31, 2021. The provision for loan losses during the first quarter of 2022 was primarily due to loan volume.

Noninterest Income. Total noninterest income increased to $650,000 for the three months ended March 31, 2022, from $176,000 for the three months ended March 31, 2021 due to increased wire transfer and ACH fees during the three month period ended March 31, 2022.

Noninterest Expenses. Total noninterest expenses increased to $2,340,000 for the three months ended March 31, 2022 compared to $1,538,000 for the three months ended March 31, 2021 primarily due to an increase in salaries and employee benefits and data processing.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 4. Controls and Procedures

The Company’s management evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report, and, based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2022, the Company issued 1,227,331 shares of its common stock in a private placement transaction to 11 accredited investors at a price of $4.50 per share. None of these investors was an officer, director or affiliate of the Company other than Michael Blisko and Moishe Gubin, who are directors of the Company. Mr. Blisko purchased 202,000 shares and Mr. Gubin purchased 190,000 shares. The Company issued these shares in reliance on Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

During the first quarter of 2022, the Company issued a total of 260 shares of Series B-2 preferred stock to a non-related party for a purchase price of $6,500,000. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering. The Company used the proceeds to make capital contributions to the Bank in order to augment the Bank’s regulatory capital ratios.

Item 6. Exhibits

The exhibits listed in the Exhibit Index following the signature page are filed with or incorporated by reference into this report.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date: May 11, 2022	By:	/s/ Timothy Terry
Timothy Terry
Principal Executive Officer

	By:	/s/ Joel Klein
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

