Form 10-Q
period 2022-06-30
OptimumBank Holdings, Inc.
filed 2022-08-08
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,027,105 shares of common stock, $.01 par value, issued and outstanding as of August 8, 2022.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

i

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets:
Cash and due from banks	$17,666	$13,681
Interest-bearing deposits with banks	59,603	45,289
Total cash and cash equivalents	77,269	58,970
Debt securities available for sale	27,211	34,394
Debt securities held-to-maturity (fair value of $629 and $1,071)	648	1,040
Loans, net of allowance for loan losses of $4,243 and $3,075	348,948	247,902
Federal Home Loan Bank stock	2,725	793
Premises and equipment, net	840	843
Right-of-use lease assets	1,520	1,737
Accrued interest receivable	997	971
Deferred tax asset	4,324	3,442
Other assets	2,117	1,786

Total assets	$466,599	$351,878
Liabilities and Stockholders’ Equity:

Liabilities:
Noninterest-bearing demand deposits	$137,106	$124,119
Savings, NOW and money-market deposits	159,725	155,102
Time deposits	44,988	13,236

Total deposits	341,819	292,457

Federal Home Loan Bank advances	68,000	18,000
Repurchase agreements	5,000	—
Official checks	1,030	140
Operating lease liabilities	1,564	1,775
Other liabilities	1,156	996

Total liabilities	418,569	313,368

Commitments and contingencies (Notes 8 and 11)
Stockholders’ equity:
Preferred stock, no par value; 6,000,000 shares authorized:	—	—
Series A Preferred, no par value, no shares issued and outstanding	—	—
Series B Convertible Preferred, no par value, 1,020 shares authorized, 1,020 and 760 shares issued and outstanding	—	—

Common stock, $.01 par value; 10,000,000 shares authorized, 6,027,105 and 4,775,281 shares issued and outstanding	60	48
Additional paid-in capital	77,300	65,193
Accumulated deficit	(24,296)	(26,096)
Accumulated other comprehensive loss	(5,034)	(635)

Total stockholders’ equity	48,030	38,510
Total liabilities and stockholders’ equity	$466,599	$351,878

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest income:
Loans	$3,764	$2,178	$7,027	$4,025
Debt securities	159	86	322	177
Other	102	26	139	53

Total interest income	4,025	2,290	7,488	4,255

Interest expense:
Deposits	170	153	345	334
Borrowings	102	81	163	179

Total interest expense	272	234	508	513

Net interest income	3,753	2,056	6,980	3,742

Provision for loan losses	991	397	1,383	373

Net interest income after provision for loan losses	2,762	1,659	5,597	3,369

Noninterest income:
Service charges and fees	680	270	1,269	441
Other	84	32	145	37

Total noninterest income	764	302	1,414	478

Noninterest expenses:
Salaries and employee benefits	1,307	727	2,642	1,425
Professional fees	142	140	289	252
Occupancy and equipment	175	159	342	311
Data processing	285	169	562	347
Insurance	24	23	48	46
Regulatory assessment	23	66	100	127
Other	304	233	617	547

Total noninterest expenses	2,260	1,517	4,600	3,055

Net earnings before income taxes	1,266	444	2,411	792

Income taxes	321	—	611	—

Net earnings	$945	$444	$1,800	$792

Net earnings per share - Basic and diluted	$0.16	$0.14	$0.33	$0.24

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive (loss) income (Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net earnings	$945	$444	$1,800	$792

Other comprehensive (loss) income:
Change in unrealized loss on debt securities:
Unrealized (loss) gain arising during the period	(3,124)	349	(5,905)	(573)

Amortization of unrealized loss on debt securities transferred to held-to-maturity	4	33	11	80

Other comprehensive (loss) income before income taxes	(3,120)	382	(5,894)	(493)

Deferred income taxes	792	—	1,495	(25)

Total other comprehensive (loss) income	(2,328)	382	(4,399)	(518)

Comprehensive (loss) income	$(1,383)	$826	$(2,599)	$274

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2022 and 2021

(Dollars in thousands)

	Preferred Stock
	Series A		Series B		Common Stock		Additional Paid-In	Accumulated	Accumulated Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2020	—	$—	400	$—	3,203,455	$32	$50,263	$(32,392)	$(69)	$17,834

Proceeds from the sale of preferred stock (unaudited)	—	—	160	—	—	—	4,000	—	—	4,000

Common stock issued for junior subordinated debenture interest payable (unaudited)	—	—	—	—	11,042	—	41	—	—	41

Net change in unrealized loss on debt securities available for sale (unaudited)	—	—	—	—	—	—	—	—	(922)	(922)

Amortization of unrealized loss on debt securities transferred to held-to-maturity (unaudited)	—	—	—	—	—	—	—	—	22	22

Net earnings (unaudited)	—	—	—	—	—	—	—	348	—	348

Balance at March 31, 2021 (unaudited)	—	$—	560	$—	3,214,497	$32	$54,304	$(32,044)	$(969)	$21,323

Proceeds from the sale of preferred stock (unaudited)	—	—	200	—	—	—	5,000	—	—	5,000

Proceeds from the sale of common stock (unaudited)	—	—	—	—	262,417	3	1,173	—	—	1,176

Common stock issued for junior subordinated debenture (unaudited)	—	—	—	—	282,377	3	844	—	—	847

Net change in unrealized gain on debt securities available for sale (unaudited)	—	—	—	—	—	—	—	—	349	349

Amortization of unrealized loss on debt securities transferred to held-to-maturity (unaudited)	—	—	—	—	—	—	—	—	33	33

Net earnings for three months ended June 30, 2021 (unaudited)	—	$—	—	$—	—	$—	$—	$444	$—	$444

Balance at June 30, 2021 (unaudited)	—	$—	760	$—	3,759,291	$38	$61,321	$(31,600)	$(587)	$29,172

Balance at December 31, 2021 (unaudited)	—	$—	760	$—	4,775,281	$48	$65,193	$(26,096)	$(635)	$38,510

Proceeds from the sale of preferred stock (unaudited)	—	—	260	—	—	—	6,500	—	—	6,500

Proceeds from the sale of common stock (unaudited)	—	—	—	—	1,227,331	12	5,511	—	—	5,523

Net change in unrealized loss on debt securities available for sale (unaudited)	—	—	—	—	—	—	—	—	(2,078)	(2,078)

Amortization of unrealized loss on debt securities transferred to held-to-maturity (unaudited)	—	—	—	—	—	—	—	—	7	7

Net earnings for three months ended March 31, 2022 (unaudited)	—	$—	—	$—	—	$—	$—	$855	$—	$855

Balance at March 31, 2022 (unaudited)	—	$—	1,020	$—	6,002,612	$60	$77,204	$(25,241)	$(2,706)	$49,317

Stock-based Compensation (unaudited)	—	—	—	—	24,493	—	96	—	—	96

Net change in unrealized loss on debt securities available for sale (unaudited)	—	—	—	—	—	—	—	—	(2,332)	(2,332)

Amortization of unrealized loss on debt securities transferred to held-to-maturity (unaudited)	—	—	—	—	—	—	—	—	4	4

Net earnings (unaudited)	—	—	—	—	—	—	—	945	—	945

Balance at June 30, 2022 (unaudited)	—	$—	1,020	$—	6,027,105	$60	$77,300	$(24,296)	$(5,034)	$48,030

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net earnings	$1,800	$792
Adjustments to reconcile net earnings to net cash provided by in operating activities:
Provision for loan losses	1,383	373
Depreciation and amortization	115	104
Deferred income taxes	613	—
Net accretion of fees, premiums and discounts	(252)	(175)
Stock-based compensation expense	96	—
(Increase) decrease in accrued interest receivable	(26)	245
Amortization of right of use asset	217	83
Net decrease in operating lease liabilities	(211)	(75)
Increase in other assets	(332)	(75)
Increase in official checks and other liabilities	1,050	220
Net cash provided by operating activities	4,453	1,492

Cash flows from investing activities:
Purchase of debt securities available for sale	—	(5,193)
Principal repayments of debt securities available for sale	1,177	1,443
Principal repayments of debt securities held-to-maturity	398	1,690
Net increase in loans	(102,070)	(38,397)
Purchases of premises and equipment	(112)	(238)
(Purchase) redemption of FHLB stock	(1,932)	299

Net cash used in investing activities	(102,539)	(40,396)

Cash flows from financing activities:
Net increase in deposits	49,362	53,246
Net increase (decrease) in FHLB Advances	50,000	(5,000)
Net change in repurchase agrements	5,000	—
Proceeds from sale of preferred stock	6,500	9,000
Proceeds from sale of common stock	5,523	1,176

Net cash provided by financing activities	116,385	58,422

Net increase in cash and cash equivalents	18,299	19,518

Cash and cash equivalents at beginning of the period	58,970	54,629

Cash and cash equivalents at end of the period	$77,269	$74,147

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$473	$490

Income taxes	$—	$—

Noncash transactions:
Change in accumulated other comprehensive loss, net change in unrealized loss on debt securities available for sale, net of income taxes	$(4,399)	$(518)

Amortization of unrealized loss on debt securities transferred to held-to-maturity	$11	$80

Right-of use lease assets obtained in exchange for operating lease liabilities	$—	$191
Increase in other liabilities for stock-based compensation	$96	$—
Issuance of common stock for Junior Subordinated Debenture	—	847
Issuance of common stock for Junior Subordinated Debenture interest payable	$—	$41

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

Basis of Presentation. In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2022, and the results of operations and cash flows for the three and six month periods ended June 30, 2022 and 2021. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the full year.

Subsequent Events. The Company has evaluated subsequent events through August 8, 2022, which is the date the condensed consolidated financial statements were issued, determining no additional events required disclosure.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) General, Continued.

Comprehensive (Loss) Income. Generally Accepted Accounting Principles generally requires that recognized revenue, expenses, gains and losses be included in net earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale debt securities, are reported as a separate component of the equity section of the condensed consolidated balance sheets, such items along with net earnings, are components of comprehensive loss.

Accumulated other comprehensive loss consists of the following (in thousands):

	June 30,	December 31,
	2022	2021

Unrealized loss on debt securities available for sale	$(6,721)	$(816)
Unamortized portion of unrealized loss related to debt securities available for sale transferred to securities held-to-maturity	(23)	(34)
Income tax benefit	1,710	215

Accumulated other comprehensive loss	$(5,034)	$(635)

Income Taxes.

During the fourth quarter of 2021 the Company assessed its earnings history and trend over the past year and its estimate of future earnings, and the Company determined that it was more likely than not that the deferred tax assets would be realized in the near term. Accordingly, in the fourth quarter of 2021, the valuation allowance in the amount of $4 million that had been previously recorded against the net deferred tax asset for the amount not expected to be realized in the future was fully reversed. Therefore, there was no provision for income taxes for the three and six months ended June 30, 2021.

Reclassifications. Certain amounts have been reclassified to allow for consistent presentation for the periods presented.

Recent Pronouncements.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13 Financial Instruments-Credit Losses (Topic 326). The ASU improves financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by the Company. The ASU requires the Company to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. The Company will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the condensed consolidated financial statements. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company has executed an implementation plan through adoption date, implemented a software solution to assist with the estimation process, and has completed a data analysis. The Company expects that the impact of this ASU will not have a material effect to the Company’s Condensed Consolidated Financial Statements.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2) Debt Securities. Debt Securities have been classified according to management’s intent. The carrying amount of debt securities and approximate fair values are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

At June 30, 2022:
Available for sale:
SBA Pool Securities	$978	$1	$(21)	$958
Collateralized mortgage obligations	164	—	(10)	154
Taxable municipal securities	16,748	—	(4,252)	12,496
Mortgage-backed securities	16,041	—	(2,438)	13,603
Total	$33,931	$1	$(6,721)	$27,211

Held-to-maturity:
Collateralized mortgage obligations	$563	$—	$(19)	$544
Mortgage-backed securities	85	—	—	85
Total	$648	$—	$(19)	$629

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

At December 31, 2021:
Available for sale:
SBA Pool Securities	$1,097	$1	$(26)	$1,072
Collateralized mortgage obligations	210	7	—	217
Taxable municipal securities	16,766	19	(359)	16,426
Mortgage-backed securities	17,137	19	(477)	16,679
Total	$35,210	$46	$(862)	$34,394

Held-to-maturity:
Collateralized mortgage obligations	$854	$28	$—	$882
Mortgage-backed securities	186	3	—	189
Total	$1,040	$31	$—	$1,071

There were no sales of debt securities during the three and six months ended June 30, 2022 and 2021.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2) Debt Securities Continued.

Debt Securities available for sale with gross unrealized losses, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position, is as follows (in thousands):

	At June 30, 2022
	Over Twelve Months		Less Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Available for Sale:
SBA Pool Securities	$(21)	$768	$—	$—
Collateralized mortgage obligation	—	—	(10)	153
Taxable municipal securities	(1,717)	4,832	(2,535)	7,663
Mortgage-backed securities	(1,323)	6,959	(1,115)	6,644
Total	$(3,061)	$12,559	$(3,660)	$14,460

	At December 31, 2021
	Over Twelve Months		Less Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Available for Sale :
SBA Pool Securities	$(26)	$895	$—	$—
Taxable municipal securities	(81)	1,853	(278)	12,828
Mortgage-backed securities	(242)	6,179	(235)	9,984
Total	$(349)	$8,927	$(513)	$22,812

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

At June 30, 2022 and December 31, 2021, the unrealized losses on thirty-seven and twenty-nine debt securities, respectively, were caused by market conditions. It is expected that the debt securities will not be settled at a price less than the book value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans. The components of loans are as follows (in thousands):

	June 30,	December 31,
	2022	2021

Residential real estate	$33,823	$32,583
Multi-family real estate	56,265	48,592
Commercial real estate	222,818	129,468
Land and construction	7,099	3,772
Commercial	7,355	14,157
Consumer	26,237	22,827

Total loans	353,597	251,399

Deduct:
Net deferred loan fees, costs and premiums	(406)	(422)
Allowance for loan losses	(4,243)	(3,075)

Loans, net	$348,948	$247,902

An analysis of the change in the allowance for loan losses follows (in thousands):

	Residential Real	Multi-Family Real	Commercial	Land and
	Estate	Estate	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
Three Months Ended June 30, 2022:

Beginning balance	$575	$549	$1,607	$79	$68	$530	$—	3,408
(Credit) provision for loan losses	(61)	70	733	(8)	33	224	—	991
Charge-offs	—	—	—	—	(90)	(136)	—	(226)
Recoveries	—	—	—	—	56	14	—	70

Ending balance	$514	$619	$2,340	$71	$67	$632	—	$4,243

Three Months Ended June 30, 2021:
Beginning balance	$396	$238	$843	$46	$99	$268	—	$1,890
Provision (Credit) for loan losses	74	154	95	7	(31)	98	—	397
Charge-offs	—	—	—	—	(10)	(60)	—	(70)
Recoveries	2	—	—	4	—	8	—	14

Ending balance	$472	$392	$938	$57	$58	$314	—	$2,231

Six Months Ended June 30, 2022:

Beginning balance	$482	$535	$1,535	$32	$74	$417	$—	$3,075
Provision for loan losses	32	84	805	39	27	396	—	1,383
Charge-offs	—	—	—	—	(90)	(209)	—	(299)
Recoveries	—	—	—	—	56	28	—	84

Ending balance	$514	$619	$2,340	$71	$67	$632	$—	$4,243

Six Months Ended June 30, 2021:

Beginning balance	$463	$253	$884	$52	$103	$151	$—	$1,906
(Credit) provision for loan losses	(17)	139	54	(3)	(35)	235	—	373
Charge-offs	—	—	—	—	(10)	(80)	—	(90)
Recoveries	26	—	—	8	—	8	—	42

Ending balance	$472	$392	$938	$57	$58	$314	$—	$2,231

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued.

	Residential	Multi-Family
	Real	Real	Commercial	Land and
	Estate	Estate	Real Estate	Construction	Commercial	Consumer	Total
At June 30, 2022:
Individually evaluated for impairment:
Recorded investment	$—	$—	$—	$—	$—	$—	$—
Balance in allowance for loan losses	$—	$—	$—	$—	$—	$—	$—

Collectively evaluated for impairment:
Recorded investment	$33,823	$56,265	$222,818	$7,099	$7,355	$26,237	$353,597
Balance in allowance for loan losses	$514	$619	$2,340	$71	$67	$632	$4,243

At December 31, 2021:
Individually evaluated for impairment:
Recorded investment	$—	$—	$—	$—	$—	$—	$—
Balance in allowance for loan losses	$—	$—	$—	$—	$—	$—	$—

Collectively evaluated for impairment:
Recorded investment	$32,583	$48,592	$129,468	$3,772	$14,157	$22,827	$251,399
Balance in allowance for loan losses	$481	$535	$1,535	$32	$72	$420	$3,075

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued. The following summarizes the loan credit quality (in thousands):

	Pass	OLEM (Other Loans Especially Mentioned)	Sub- Standard	Doubtful	Loss	Total

At June 30, 2022:
Residential real estate	$33,823	$—	$—	$—	$—	$33,823
Multi-family real estate	56,265	—	—	—	—	56,265
Commercial real estate	220,071	1,492	1,255	—	—	222,818
Land and construction	7,099	—	—	—	—	7,099
Commercial	6,783	572	—	—	—	7,355
Consumer	26,237	—	—	—	—	26,237

Total	$350,278	$2064	$1,255	$—	$—	$353,597

At December 31, 2021:
Residential real estate	$30,080	$—	$2,503	$—	$—	$32,583
Multi-family real estate	47,962	630	—	—	—	48,592
Commercial real estate	125,620	3,848	—	—	—	129,468
Land and construction	3,772	—	—	—	—	3,772
Commercial	13,960	197	—	—	—	14,157
Consumer	22,827	—	—	—	—	22,827

Total	$244,221	$4,675	$2,503	$—	$—	$251,399

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued. Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
			Greater
	30-59	60-89	Than 90	Total
	Days Past	Days Past	Days Past	Past		Nonaccrual	Total
	Due	Due	Past	Due	Current	Loans	Loans

At June 30, 2022:
Residential real estate	$—	$—	$—	$—	$33,823	$—	$33,823
Multi-family real estate	—	—	—	—	56,265	—	56,265
Commercial real estate	—	—	—	—	222,818	—	222,818
Land and construction	—	—	—	—	7,099	—	7,099
Commercial	—	—	—	—	7,355	—	7,355
Consumer	93	174	—	267	25,970	—	26,237

Total	$93	$174	$—	$267	$353,330	$—	$353,597

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At December 31, 2021:
Residential real estate	$198	$—	$—	$198	$32,385	$—	$32,583
Multi-family real estate	—	—	—	—	48,592	—	48,592
Commercial real estate	—	—	—	—	129,468	—	129,468
Land and construction	—	—	—	—	3,772	—	3,772
Commercial	—	—	—	—	14,157	—	14,157
Consumer	69	—	—	69	22,758	—	22,827

Total	$267	$—	$—	$267	$251,132	$—	$251,399

There were no impaired loans at June 30, 2022 or December 31, 2021.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued. The average recorded investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

Three Months Ended June 30,
	2022			2021
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received

Residential real estate	$—	$—	$—	$—	$—	$—
Commercial real estate	$—	$—	$—	$—	$—	$—
Commercial	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

	Six Months Ended June 30,
	2022			2021
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received

Residential real estate	$—	$—	$—	$—	$—	$—
Commercial real estate	$—	$—	$—	$940	$7	$7
Commercial	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$940	$7	$7

No loans have been determined to be troubled debt restructurings (TDR’s) during the three and six month periods ended June 30, 2022 or 2021. At June 30, 2022 and 2021, there were no loans modified and entered into as TDR’s within the past twelve months, that subsequently defaulted during the three and six month periods ended June 30, 2022 or 2021.

(4) Earnings Per Share. Basic earnings per share have been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods. During the three and six month periods ended June 30, 2022 and 2021, basic and diluted earnings per share is the same as there were no outstanding potentially dilutive securities. Earnings per common share have been computed based on the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Weighted-average number of common shares outstanding used to calculate basic and diluted earnings per common share	6,007,484	3,273,098	5,455,406	3,239,615

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(5) Stock-Based Compensation

The Company is authorized to grant stock options, stock grants and other forms of equity-based compensation under its 2018 Equity Incentive Plan (the “2018 Plan”). The plan has been approved by the shareholders. The Company is authorized to issue up to 550,000 shares of common stock under the 2018 Plan, of which 225,603 shares remain available for grant. No stock options are outstanding at June 30, 2022.

During the quarter ended June 30, 2022, the Company recognized $96,000 of stock-based compensation with respect to 24,493 shares issued to employees for services performed.

(6) Fair Value Measurements. There were no impaired collateral dependent loans measured at fair value on a nonrecurring basis at June 30, 2022 and December 31, 2021.

Debt securities available for sale measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements Using
		Quoted Prices
		In Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
At June 30, 2022 :
SBA Pool Securities	$958	$—	$958	—
Collateralized mortgage obligations	154	—	154	—
Taxable municipal securities	12,496	—	12,496	—
Mortgage-backed securities	13,603	—	13,603	—
Total	$27,211	—	$27,211	—

At December 31, 2021 :
SBA Pool Securities	$1,072	$—	$1,072	—
Collateralized mortgage obligations	217	—	217	—
Taxable municipal securities	16,426	—	16,426	—
Mortgage-backed securities	16,679	—	16,679	—
Total	$34,394	—	$34,394	—

(7) Fair Value of Financial Instruments. The estimated fair values and fair value measurement method with respect to the Company’s financial instruments were as follows (in thousands):

	At June 30, 2022			At December 31, 2021
	Carrying Amount	Fair Value	Level	Carrying Amount	Fair Value	Level

Financial assets:
Cash and cash equivalents	$77,269	$77,269	1	$58,970	$58,970	1
Debt securities available for sale	27,211	27,211	2	34,394	34,394	2
Debt securities held-to-maturity	648	629	2	1,040	1,071	2
Loans	348,948	348,607	3	247,902	247,788	3
Federal Home Loan Bank stock	2,725	2,725	3	793	793	3
Accrued interest receivable	997	997	3	971	971	3

Financial liabilities:
Deposit liabilities	341,819	341,687	3	292,457	292,537	3
Federal Home Loan Bank advances	68,000	67,368	3	18,000	18,021	3
Repurchase agreements	5,000	5,000	3	—	—	3
Off-balance sheet financial instruments	—	—	3	—	—	3

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

Commitments to extend credit, unused lines of credit, and standby letters of credit typically result in loans with a market interest rate when funded. A summary of the contractual amounts of the Company’s financial instruments with off-balance-sheet risk at June 30, 2022 follows (in thousands):

Commitments to extend credit	$16,448

Unused lines of credit	$18,030

Standby letters of credit	$4,144

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(9) Regulatory Matters, Continued.

Management believes, as of June 31, 2022 and December 31, 2021, that the Bank meets all capital adequacy requirements to which it is subject. The Bank’s actual capital amounts and percentages are presented in the table ($ in thousands):

	Actual		To Be Well Capitalized Under Prompt Corrective Action Regulations (CBLR Framework)
	Amount	%	Amount	%
As of June 30, 2022:
Tier I Capital to Total Assets	$50,092	12.85%	$35,085	9.00%

As of December 31, 2021:
Tier I Capital to Total Assets	$35,338	10.64%	$28,235	8.50%

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

Capital Levels

As of June 30, 2022, the Bank is well capitalized under regulatory guidelines.

Refer to Note 9 for the Bank’s actual and required minimum capital ratios.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition at June 30, 2022 and December 31, 2021

Overview

The Company’s total assets increased by approximately $114.7 million to $466.6 million at June 30, 2022, from $351.9 million at December 31, 2021, primarily due to increases in loans, and cash and cash equivalents. The growth in assets was attributable to the success of the Company’s efforts to increase loans and deposits from new customers. Net loans grew by $101 million and deposits grew by approximately $49.4 million to $341.8 million at June 30, 2022, from $292.5 million at December 31, 2021. The Company increased the Federal Home Loan Bank advances by $50 million to $68 million at June 30, 2022. Total stockholders’ equity increased by approximately $9.5 million to $48.0 million at June 30, 2022, from $38.5 million at December 31, 2021, primarily due to proceeds from the sale of preferred stock, common stock and net earnings. The increase in stockholders’ equity was partially offset by the increase in accumulated other comprehensive loss of approximately $4.4 million for the six months ended June 30, 2022.

The following table shows selected information for the periods ended or at the dates indicated:

	Six Months Ended	Year Ended
	30-Jun-22	31-Dec-21

Average equity as a percentage of average assets	11.1%	9.4%

Equity to total assets at end of period	10.3%	11.0%

Return on average assets (1)	0.9%	2.2%

Return on average equity (1)	8.3%	23.3%

Noninterest expenses to average assets (1)	2.3%	2.4%

(1) Annualized for the six months ended June 30, 2022.

Liquidity and Sources of Funds

The Company’s sources of funds include customer deposits, advances from the Federal Home Loan Bank of Atlanta (“FHLB”), principal repayments and sales of debt securities, loan repayments, the use of Federal Funds markets, net earnings, and loans taken out at the Federal Reserve Bank discount window.

Deposits are our primary source of funds. In order to increase its core deposits, the Company has priced its deposit rates competitively. The Company will adjust rates on its deposits to attract or retain deposits as needed.

The Company increased deposits by approximately $49.4 million during the six-month period ending June 30, 2022. The proceeds were used to originate new loans.

In addition to obtaining funds from depositors, the Company may borrow funds from other financial institutions. At June 30, 2022, the Company had outstanding borrowings of $68 million, against its $93 million in established borrowing capacity with the FHLB. The Company’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. At June 30, 2022, the Company also had available lines of credit amounting to $19.5 million with six correspondent banks to purchase federal funds. Disbursements on the lines of credit are subject to the approval of the correspondent banks. We measure and monitor our liquidity daily and believe our liquidity sources are adequate to meet our operating needs.

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

	Three Months Ended June 30,
	2022			2021
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans	$297,472	$3,764	5.06%	$182,136	$2,178	4.78%
Securities	29,944	159	2.12%	24,306	86	1.42%
Other (1)	44,235	102	0.92%	39,274	26	0.26%

Total interest-earning assets/interest income	371,651	4,025	4.33%	245,716	2,290	3.73%

Cash and due from banks	15,264			23,867
Premises and equipment	863			1,326
Other	5,010			1,687

Total assets	$392,788			$272,596

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$154,365	125	0.32%	$121,476	122	0.40%
Time deposits	15,958	45	1.13%	18,270	31	0.68%
Borrowings (2)	24,649	102	1.66%	20,057	81	1.62%

Total interest-bearing liabilities/interest expense	194,972	272	0.56%	159,803	234	0.59%

Noninterest-bearing demand deposits	146,579			89,047
Other liabilities	2,521			1,699
Stockholders’ equity	48,716			22,047

Total liabilities and stockholders’ equity	$392,788			$272,596

Net interest income		$3,753			$2,056

Interest rate spread (3)			3.77%			3.14%

Net interest margin (4)			4.04%			3.35%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.91			1.54

(1)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances and other borrowings.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.
(5)	Annualized.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Six Months Ended June 30,
	2022			2021
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans	$280,957	$7,027	5.00%	$172,611	$4,025	4.66%
Securities	32,026	322	2.01%	25,014	177	1.42%
Other (1)	57,933	139	0.48%	33,386	53	0.32%

Total interest-earning assets/interest income	370,916	7,488	4.04%	231,011	4,255	3.68%

Cash and due from banks	15,277			25,967
Premises and equipment	861			1,316
Other	4,850			2,097

Total assets	$391,904			$260,391

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$168,478	286	0.34%	$117,193	256	0.44%
Time deposits	14,097	59	0.84%	19,540	78	0.80%
Borrowings (2)	21,324	163	1.53%	22,341	179	1.60%

Total interest-bearing liabilities/interest expense	203,899	508	0.50%	159,074	513	0.64%

Noninterest-bearing demand deposits	141,927			79,657
Other liabilities	2,598			1,593
Stockholders’ equity	43,480			20,067

Total liabilities and stockholders’ equity	$391,904			$260,391

Net interest income		$6,980			$3,742

Interest rate spread (3)			3.54%			3.04%

Net interest margin (4)			3.76%			3.24%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.82			1.45

(1)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances and other borrowings.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.
(5)	Annualized.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of the Three-Month Periods Ended June 30, 2022 and 2021

	Three Months Ended		Increase /
	June 30,		(Decrease)
(dollars in thousands)	2022	2021	Amount	Percentage
Total interest income	$4,025	$2,290	$1,735	76%
Total interest expense	272	234	38	16%
Net interest income	3,753	2,056	1,697	83%
Provision for loan losses	991	397	594	150%
Net interest income after provision for loan losses	2,762	1,659	1,103	66%
Total noninterest income	764	302	462	153%
Total noninterest expenses	2,260	1,517	743	49%
Net earnings before income taxes	1,266	444	822	185%
Income taxes	321	—	321	—
Net earnings	$945	$444	501	113%
Net earnings per share - Basic and diluted	$0.16	$0.14

Net earnings. Net earnings for the three months ended June 30, 2022, were $945,000 or $0.16 per basic and diluted share compared to net earnings of $444,000 or $0.14 per basic and diluted share for the three months ended June 30, 2021. The increase in net earnings during the three months ended June 30, 2022 compared to three months ended June 30, 2021 is primarily attributed to an increase in net interest income and noninterest income, partially offset by the increase in noninterest expense.

Interest Income. Interest income increased $1,735,000 for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 due primarily to growth in the loan portfolio and increase in yield.

Interest Expense. Interest expense increased $38,000 to $272,000 for the three months ended June 30, 2022 compared to the prior period, primarily due to an increase in Federal Home Loan Bank advances, interest bearing deposit rates and change in the composition of deposits.

Provision for Loan Losses. Provision for loan losses was $991,000 for the three months ended June 30, 2022 compared to a $397,000 credit for loan losses for the three months ended June 30, 2021. The provision for loan losses is charged to earnings as losses are estimated to have occurred in order to bring the total loan allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio at June 30, 2022. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $4.2 million or 1.20% of loans outstanding at June 30, 2022, compared to $3.1 million or 1.22% of loans outstanding at December 31, 2021. The increase in the provision for loan losses during the second quarter of 2022 was primarily due to loan volume growth and the evaluation of the other factors noted above.

Noninterest Income. Total noninterest income increased to $764,000 for the three months ended June 30, 2022, from $302,000 for the three months ended June 30, 2021 due to increased wire transfer and ACH fees during the three month period ended June 30, 2022.

Noninterest Expenses. Total noninterest expenses increased to $2,260,000 for the three months ended June 30, 2022 compared to $1,517,000 for the three months ended June 30, 2021 primarily due to an increase in salaries and employee benefits and data processing.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Six-Month Periods Ended June 30, 2022 and 2021

	Six Months Ended		Increase /
	June 30,		(Decrease)
(dollars in thousands)	2022	2021	Amount	Percentage
Total interest income	$7,488	$4,255	$3,233	76%
Total interest expense	508	513	(5)	(1)%
Net interest income	6,980	3,742	3,238	87%
Provision for loan losses	1,383	373	1,010	271%
Net interest income after provision for loan losses	5,597	3,369	2,228	66%
Total noninterest income	1,414	478	936	196%
Total noninterest expenses	4,600	3,055	1,545	51%
Net earnings before income taxes	2,411	792	1,619	204%
Income taxes	611	—	611	—
Net earnings	$1,800	$792	1,008	127%
Net earnings per share - Basic and diluted	$0.33	$0.24

Net earnings . Net earnings for the six months ended June 30, 2022, was $1,800,000 or $0.33 per basic and diluted share compared to a net earnings of $792,000 or $0.24 per basic and diluted share for the six months ended June 30, 2021. The increase in net earnings during the six months ended June 30, 2022 compared to six months ended June 30, 2021 is primarily attributed to an increase in noninterest income and net interest income, partially offset by the increase in noninterest expense.

Interest Income. Interest income increased $3,233,000 for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 due primarily to growth in the loan portfolio and increase in yield.

Interest Expense. Interest expense decreased $5,000 to $508,000 for the six months ended June 30, 2022 compared to the prior period.

Provision for Loan Losses. Provision for loan losses amounted to $1,383,000 for the six months ended June 30, 2022 compared to $373,000 for the six months ended June 30, 2021. The provision for loan losses is charged to operations as losses are estimated to have occurred in order to bring the total loan allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio at June 30, 2022. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $4.2 million or 1.20% of loans outstanding at June 30, 2022, compared to $3.1 million or 1.22% of loans outstanding at December 31, 2021. The increase in the provision for loan losses during six months ended June 30, 2022 was primarily due to loan volume growth and the evaluation of the other factors noted above.

Noninterest Income. Total noninterest income increased to $1,414,000 for the six months ended June 30, 2022, from $478,000 for the six months ended June 30, 2021 due to increased wire transfer and ACH fees related to an increase in business checking accounts of approximately $22.7 million during the six month period ended June 30, 2022.

Noninterest Expenses. Total noninterest expenses increased to $4,600,000 for the six months ended June 30, 2022 compared to $3,055,000 for the six months ended June 30, 2021 primarily due to an increase in salaries and employee benefits, data processing, and other.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 4. Controls and Procedures

The Company’s management evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report, and, based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date: August 8, 2022	By:	/s/ Timothy Terry
Timothy Terry
Principal Executive Officer

	By:	/s/ Joel Klein
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

