Form 10-Q
period 2022-09-30
OptimumBank Holdings, Inc.
filed 2022-11-10
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,768,509 shares of common stock, $.01 par value, issued and outstanding as of November 10, 2022.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

i

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets:
Cash and due from banks	$23,791	$13,681
Interest-bearing deposits with banks	50,002	45,289
Total cash and cash equivalents	73,793	58,970
Debt securities available for sale	25,434	34,394
Debt securities held-to-maturity (fair value of $547 and $1,071)	578	1,040
Loans, net of allowance for loan losses of $5,212 and $3,075	432,470	247,902
Federal Home Loan Bank stock	2,725	793
Premises and equipment, net	872	843
Right-of-use lease assets	1,459	1,737
Accrued interest receivable	1,202	971
Deferred tax asset	4,368	3,442
Other assets	1,924	1,786

Total assets	$544,825	$351,878
Liabilities and Stockholders’ Equity:

Liabilities:
Noninterest-bearing demand deposits	$158,887	$124,119
Savings, NOW and money-market deposits	138,985	155,102
Time deposits	124,330	13,236

Total deposits	422,202	292,457

Federal Home Loan Bank advances	68,000	18,000
Official checks	220	140
Operating lease liabilities	1,507	1,775
Other liabilities	1,691	996

Total liabilities	493,620	313,368

Commitments and contingencies (Notes 8 and 11)
Stockholders’ equity:
Preferred stock, no par value; 6,000,000 shares authorized:	—	—
Series A Preferred, no par value, no shares issued and outstanding	—	—
Series B Convertible Preferred, no par value, 1,020 shares authorized, 1,020 and 760 shares issued and outstanding	—	—
Common stock, $.01 par value; 10,000,000 shares authorized, 6,768,509 and 4,775,281 shares issued and outstanding	68	48
Additional paid-in capital	80,601	65,193
Accumulated deficit	(23,623)	(26,096)
Accumulated other comprehensive loss	(5,841)	(635)

Total stockholders’ equity	51,205	38,510
Total liabilities and stockholders’ equity	$544,825	$351,878

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest income:
Loans	$5,000	$2,795	$12,027	$6,820
Debt securities	153	150	475	327
Other	341	28	480	81

Total interest income	5,494	2,973	12,982	7,228

Interest expense:
Deposits	803	146	1,148	480
Borrowings	386	62	549	241

Total interest expense	1,189	208	1,697	721

Net interest income	4,305	2,765	11,285	6,507

Provision for loan losses	1,374	582	2,757	955

Net interest income after provision for loan losses	2,931	2,183	8,528	5,552

Noninterest income:
Service charges and fees	637	375	1,906	816
Other	55	48	200	86

Total noninterest income	692	423	2,106	902

Noninterest expenses:
Salaries and employee benefits	1,421	921	4,063	2,347
Professional fees	129	141	418	393
Occupancy and equipment	185	156	527	467
Data processing	324	195	886	542
Insurance	24	23	72	69
Regulatory assessment	46	20	146	147
Other	591	233	1,208	780

Total noninterest expenses	2,720	1,689	7,320	4,745

Net earnings before income taxes	903	917	3,314	1,709

Income taxes	230	—	841	—

Net earnings	$673	$917	$2,473	$1,709

Net earnings per share - Basic and diluted	$0.11	$0.21	$0.44	$0.47

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive (loss) income (Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Net earnings	$673	$917	$2,473	$1,709

Other comprehensive (loss) income:
Change in unrealized loss on debt securities:
Unrealized (loss) gain arising during the period	(1,084)	233	(6,989)	(340)

Amortization of unrealized loss on debt securities transferred to held-to-maturity	1	18	12	98

Other comprehensive (loss) income before income taxes	(1,083)	251	(6,977)	(242)

Deferred income taxes	276	—	1,771	(25)

Total other comprehensive (loss) income	(807)	251	(5,206)	(267)

Comprehensive (loss) income	$(134)	$1,168	$(2,733)	$1,442

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2022 and 2021

(Dollars in thousands)

	Preferred Stock
	Series A		Series B		Common Stock		Additional Paid-In	Accumulated	Accumulated Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2020	—	$—	400	$—	3,203,455	$32	$50,263	$(32,392	$(69)	$17,834

Proceeds from the sale of preferred stock (unaudited)	—	—	160	—	—	—	4,000	—	—	4,000

Common stock issued for junior subordinated debenture interest payable (unaudited)	—	—	—	—	11,042	—	41	—	—	41

Net change in unrealized loss on debt securities available for sale (unaudited)	—	—	—	—	—	—	—	—	(922)	(922)

Amortization of unrealized loss on debt securities transferred to held-to-maturity (unaudited)	—	—	—	—	—	—	—	—	22	22

Net earnings for the three months ended March 31, 2021 (unaudited)	—	—	—	—	—	—	—	348	—	348

Balance at March 31, 2021 (unaudited)	—	$—	560	$—	3,214,497	$32	$54,304	$(32,044)	$(969)	$21,323

Proceeds from the sale of preferred stock (unaudited)	—	—	200	—	—	—	5,000	—	—	5,000

Proceeds from the sale of common stock (unaudited)	—	—	—	—	262,417	3	1,173	—	—	1,176

Common stock issued for junior subordinated debenture (unaudited)	—	—	—	—	282,377	3	844	—	—	847

Net change in unrealized gain on debt securities available for sale (unaudited)	—	—	—	—	—	—	—	—	349	349

Amortization of unrealized loss on debt securities transferred to held-to-maturity (unaudited)	—	—	—	—	—	—	—	—	33	33

Net earnings for three months ended June 30, 2021 (unaudited)	—	—	—	—	—	—	—	444	—	444

Balance at June 30, 2021 (unaudited)	—	$—	760	$—	3,759,291	$38	$61,321	$(31,600)	$(587)	$29,172

Proceeds from the sale of common stock (unaudited)	—	—	—	—	358,023	3	1,608	—	—	1,611

Common stock issued for junior subordinated debenture (unaudited)	—	—	—	—	407,195	4	1,217	—	—	1,221

Net change in unrealized gain on debt securities available for sale (unaudited)	—	—	—	—	—	—	—	—	233	233

Amortization of unrealized loss on debt securities transferred to held-to- maturity (unaudited)	—	—	—	—	—	—	—	—	18	18

Net earnings for three months ended September 30, 2021 (unaudited)	—	—	—	—	—	—	—	—	917	917

Balance at September 30, 2021 (unaudited)	—	$—	760	$—	4,524,509	$45	$64,146	$(30,683)	$(336)	$33,172

Balance at December 31, 2021 (unaudited)	—	—	760	—	4,775,281	$48	65,193	(26,096)	(635)	$38,510

Proceeds from the sale of preferred stock (unaudited)	—	—	260	—	—	—	6,500	—	—	6,500

Proceeds from the sale of common stock (unaudited)	—	—	—	—	1,227,331	12	5,511	—	—	5,523

Net change in unrealized loss on debt securities available for sale (unaudited)	—	—	—	—	—	—	—	—	(2,078)	(2,078)

Amortization of unrealized loss on debt securities transferred to held-to-maturity (unaudited)	—	—	—	—	—	—	—	—	7	7

Net earnings for three months ended March 31, 2022 (unaudited)	—	—	—	—	—	—	—	855	—	855

Balance at March 31, 2022 (unaudited)	—	$—	1,020	$—	6,002,612	$60	$77,204	$(25,241)	$(2,706)	$49,317

Stock-based Compensation (unaudited)	—	—	—	—	24,493	—	96	—	—	96

Net change in unrealized loss on debt securities available for sale (unaudited)	—	—	—	—	—	—	—	—	(2,332)	(2,332)

Amortization of unrealized loss on debt securities transferred to held-to-maturity (unaudited)	—	—	—	—	—	—	—	—	4	4

Net earnings for the three months ended June 30, 2022 (unaudited)	—	—	—	—	—	—	—	945	—	945

Balance at June 30, 2022 (unaudited)	—	$—	1,020	$—	6,027,105	$60	$77,300	$(24,296)	$(5,034)	$48,030

Stock-based Compensation (unaudited)	—	—	—	—	67,182	1	274	—	—	275

Proceeds from the sale of common stock (unaudited)	—	—	—	—	674,222	7	3,027	—	—	3,034

Net change in unrealized loss on debt securities available for sale (unaudited)	—	—	—	—	—	—	—	—	(808)	(808)

Amortization of unrealized loss on debt securities transferred to held-to-maturity (unaudited)	—	—	—	—	—	—	—	—	1	1

Net earnings for the three months ended September 30, 2022 (unaudited)	—	—	—	—	—	—	—	673	—	673

Balance at September 30, 2022 (unaudited)	—	$—	1,020	$—	6,768,509	$68	$80,601	$(23,623)	$(5,841)	$51,205

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net earnings	$2,473	$1,709
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Provision for loan losses	2,757	955
Depreciation and amortization	172	156
Deferred income taxes	845	—
Net accretion of fees, premiums and discounts	(283)	(586)
Stock-based compensation expense	371	200
(Increase) decrease in accrued interest receivable	(231)	473
Amortization of right of use asset	278	126
Net decrease in operating lease liabilities	(268)	(116)
Increase in other assets	(138)	(3,412)
Increase in official checks and other liabilities	775	470
Net cash provided by (used in) operating activities	6,751	(25)

Cash flows from investing activities:
Purchase of debt securities available for sale	—	(19,513)
Principal repayments of debt securities available for sale	1,814	2,184
Principal repayments of debt securities held-to-maturity	469	2,113
Net increase in loans	(186,880)	(53,564)
Purchases of premises and equipment	(201)	(314)
(Purchase) redemption of FHLB stock	(1,932)	299

Net cash used in investing activities	(186,730)	(68,795)

Cash flows from financing activities:
Net increase in deposits	129,745	90,987
Net increase (decrease) in FHLB Advances	50,000	(5,000)
Proceeds from sale of preferred stock	6,500	9,000
Proceeds from sale of common stock	8,557	2,787

Net cash provided by financing activities	194,802	97,774

Net increase in cash and cash equivalents	14,823	28,954

Cash and cash equivalents at beginning of the period	58,970	54,629

Cash and cash equivalents at end of the period	$73,793	$83,583

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,640	$776

Income taxes	$—	$—

Noncash transactions:
Change in accumulated other comprehensive loss, net change in unrealized loss on debt securities available for sale, net of income taxes	$(5,206)	$(267)

Amortization of unrealized loss on debt securities transferred to held-to-maturity	$12	$98

Right-of use lease assets obtained in exchange for operating lease liabilities	$—	$191
Increase in other liabilities for stock-based compensation	$—	$200
Issuance of common stock for Junior Subordinated Debenture	—	2,068
Issuance of common stock for Junior Subordinated Debenture interest payable	$—	$41

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

Basis of Presentation. In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2022, and the results of operations and cash flows for the three and nine month periods ended September 30, 2022 and 2021. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the full year.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) General, Continued.

Comprehensive (Loss) Income. Generally Accepted Accounting Principles generally requires that recognized revenue, expenses, gains and losses be included in net earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale debt securities, are reported as a separate component of the equity section of the condensed consolidated balance sheets, such items along with net earnings, are components of comprehensive (loss) income.

Accumulated other comprehensive loss consists of the following (in thousands):

	September 30,	December 31,
	2022	2021

Unrealized loss on debt securities available for sale	$(7,805)	$(816)
Unamortized portion of unrealized loss related to debt securities available for sale transferred to securities held-to-maturity	(22)	(34)
Income tax benefit	1,986	215

Accumulated other comprehensive loss	$(5,841)	$(635)

Income Taxes.

During the fourth quarter of 2021 the Company assessed its earnings history and trend over the past year and its estimate of future earnings, and the Company determined that it was more likely than not that the deferred tax assets would be realized in the near term. Accordingly, in the fourth quarter of 2021, the valuation allowance in the amount of $4 million that had been previously recorded against the net deferred tax asset for the amount not expected to be realized in the future was fully reversed. Therefore, there was no provision for income taxes for the three and nine months ended September 30, 2021.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2) Debt Securities. Debt Securities have been classified according to management’s intent. The carrying amount of debt securities and approximate fair values are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

At September 30, 2022:
Available for sale:
SBA Pool Securities	$858	$1	$(18)	$841
Collateralized mortgage obligations	153	—	(15)	138
Taxable municipal securities	16,740	—	(4,919)	11,821
Mortgage-backed securities	15,488	—	(2,854)	12,634
Total	$33,239	$1	$(7,806)	$25,434

Held-to-maturity:
Collateralized mortgage obligations	$500	$—	(31)	$469
Mortgage-backed securities	78	—	—	78
Total	$578	$—	(31)	$547

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

At December 31, 2021:
Available for sale:
SBA Pool Securities	$1,097	$1	$(26)	$1,072
Collateralized mortgage obligations	210	7	—	217
Taxable municipal securities	16,766	19	(359)	16,426
Mortgage-backed securities	17,137	19	(477)	16,679
Total	$35,210	$46	$(862)	$34,394

Held-to-maturity:
Collateralized mortgage obligations	$854	$28	—	$882
Mortgage-backed securities	186	3	—	189
Total	$1,040	$31	—	$1,071

There were no sales of debt securities during the three and nine months ended September 30, 2022 and 2021.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2) Debt Securities Continued.

Debt Securities available for sale with gross unrealized losses, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position, is as follows (in thousands):

	At September 30, 2022
	Over Twelve Months		Less Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Available for Sale:
SBA Pool Securities	(18)	673	—	—
Collateralized mortgage obligation	—	—	(15)	138
Taxable municipal securities	(4,333)	10,150	(586)	1,670
Mortgage-backed securities	(2,780)	12,076	(74)	558
Total	$(7,131)	$22,899	$(675)	$2,366

	At December 31, 2021
	Over Twelve Months		Less Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Available for Sale:
SBA Pool Securities	(26)	895	—	—
Taxable municipal securities	(81)	1,853	(278)	12,828
Mortgage-backed securities	(242)	6,179	(235)	9,984
Total	$(349)	$8,927	$(513)	$22,812

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

At September 30, 2022 and December 31, 2021, the unrealized losses on forty-two and twenty-nine debt securities, respectively, were caused by market conditions. It is expected that the debt securities will not be settled at a price less than the book value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans. The components of loans are as follows (in thousands):

	September 30,	December 31,
	2022	2021

Residential real estate	$34,558	$32,583
Multi-family real estate	67,966	48,592
Commercial real estate	294,696	129,468
Land and construction	6,998	3,772
Commercial	5,785	14,157
Consumer	28,099	22,827

Total loans	438,102	251,399

Deduct:
Net deferred loan fees and costs	(420)	(422)
Allowance for loan losses	(5,212)	(3,075)

Loans, net	$432,470	$247,902

An analysis of the change in the allowance for loan losses follows (in thousands):

	Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Total
Three Months Ended September 30, 2022:

Beginning balance	$514	$619	$2,340	$71	$67	$632	$4,243
Provision (Credit) for loan losses	34	129	754	(1)	(2)	460	1,374
Charge-offs	—	—	—	—	-	(446)	(446)
Recoveries	—	—	—	—	-	41	41

Ending balance	$548	$748	$3,094	$70	$65	$687	$5,212

Three Months Ended September 30, 2021:
Beginning balance	$472	$392	$938	$57	$58	$314	$2,231
(Credit) provision for loan losses	(29)	102	349	(10)	39	131	582
Charge-offs	—	—	—	—	(10)	(111)	(121)
Recoveries	3	—	—	—	—	—	3

Ending balance	$446	$494	$1,287	$47	$87	$334	$2,695

Nine Months Ended September 30, 2022:

Beginning balance	$482	$535	$1,535	$32	$74	$417	$3,075
Provision for loan losses	66	213	1,559	38	25	856	2,757
Charge-offs	—	—	—	—	(90)	(655)	(745)
Recoveries	—	—	—	—	56	69	125

Ending balance	$548	$748	$3,094	$70	$65	$687	$5,212

Nine Months Ended September 30, 2021:

Beginning balance	$463	$253	$884	$52	$103	$151	$1,906
(Credit) provision for loan losses	(46)	241	403	(13)	4	366	955
Charge-offs	—	—	—	—	(20)	(191)	(211)
Recoveries	29	—	—	8	—	8	45

Ending balance	$446	$494	$1,287	$47	$87	$334	$2,695

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued.

	Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Total
At September 30, 2022:
Individually evaluated for impairment:
Recorded investment	$—	$—	$—	$—	$—	$—	$—
Balance in allowance for loan losses	$—	$—	$—	$—	$—	$—	$—

Collectively evaluated for impairment:
Recorded investment	$34,558	$67,966	$294,696	$6,998	$5,785	$28,099	$438,102
Balance in allowance for loan losses	$548	$748	$3,094	$70	$65	$687	$5,212

At December 31, 2021:
Individually evaluated for impairment:
Recorded investment	$—	$—	$—	$—	$—	$—	$—
Balance in allowance for loan losses	$—	$—	$—	$—	$—	$—	$—

Collectively evaluated for impairment:
Recorded investment	$32,583	$48,592	$129,468	$3,772	$14,157	$22,827	$251,399
Balance in allowance for loan losses	$481	$535	$1,535	$32	$72	$420	$3,075

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

Residential Real Estate, Multi-Family Real Estate, Commercial Real Estate, Land and Construction. Residential real estate loans are underwritten based on repayment capacity and source, value of the underlying property, credit history and stability. The Company offers first and second one-to-four family mortgage loans; the collateral for these loans is generally the clients’ owner-occupied residences. Although these types of loans present lower levels of risk than commercial real estate loans, risks do still exist because of possible fluctuations in the value of the real estate collateral securing the loan, as well as changes in the borrowers’ financial condition. Multi-family and commercial real estate loans are secured by the subject property. Underwriting standards include, among other factors, loan to value limits, cash flow coverage and general creditworthiness of the obligors. Construction loans to borrowers finance the construction of owner occupied and leased properties. These loans are categorized as construction loans during the construction period, later converting to commercial or residential real estate loans after the construction is complete and amortization of the loan begins. Real estate development and construction loans are approved based on an analysis of the borrower and guarantor, the viability of the project and on an acceptable percentage of the appraised value of the property securing the loan. Real estate development and construction loan funds are disbursed periodically based on the percentage of construction completed. The Company carefully monitors these loans with on-site inspections and requires the receipt of lien waivers on funds advanced. Development and construction loans are typically secured by the properties under development or construction, and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely on the value of the underlying property, the Company considers the market conditions and feasibility of proposed projects, the financial condition and reputation of the borrower and guarantors, the amount of the borrower’s equity in the project, independent appraisals, cost estimates and pre-construction sales information. The Company also makes loans on occasion for the purchase of land for future development by the borrower. Land loans are extended for future development for either commercial or residential use by the borrower. The Company carefully analyzes the intended use of the property and the viability thereof.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued. The following summarizes the loan credit quality (in thousands):

	Pass	OLEM (Other Loans Especially Mentioned)	Sub- Standard	Doubtful	Loss	Total

At September 30, 2022:
Residential real estate	$34,558	$—	$—	$—	$—	$34,558
Multi-family real estate	67,966	—	—	—	—	67,966
Commercial real estate	291,968	1,483	1,245	—	—	294,696
Land and construction	6,998	—	—	—	—	6,998
Commercial	5,785	—	—	—	—	5,785
Consumer	28,099	—	—	—	—	28,099

Total	$435,374	$1,483	$1,245	$—	$—	$438,102

At December 31, 2021:
Residential real estate	$30,080	$—	$2,503	$—	$—	$32,583
Multi-family real estate	47,962	630	—	—	—	48,592
Commercial real estate	125,620	3,848	—	—	—	129,468
Land and construction	3,772	—	—	—	—	3,772
Commercial	13,960	197	—	—	—	14,157
Consumer	22,827	—	—	—	—	22,827

Total	$244,221	$4,675	$2,503	$—	$—	$251,399

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued. Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans

At September 30, 2022:
Residential real estate	$—	$—	$—	$—	$34,558	$—	$34,558
Multi-family real estate	—	—	—	—	67,966	—	67,966
Commercial real estate	—	—	—	—	294,696	—	294,696
Land and construction	—	—	—	—	6,998	—	6,998
Commercial	—	—	—	—	5,785	—	5,785
Consumer	58	73	—	131	27,968	—	28,099

Total	$58	$73	$—	$131	$437,971	$—	$438,102

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At December 31, 2021:
Residential real estate	$198	$—	$—	$198	$32,385	$—	$32,583
Multi-family real estate	—	—	—	—	48,592	—	48,592
Commercial real estate	—	—	—	—	129,468	—	129,468
Land and construction	—	—	—	—	3,772	—	3,772
Commercial	—	—	—	—	14,157	—	14,157
Consumer	69	—	—	69	22,758	—	22,827

Total	$267	$—	$—	$267	$251,132	$—	$251,399

There were no impaired loans at September 30, 2022 or December 31, 2021.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued. The average recorded investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

Three Months Ended September 30,
	2022			2021
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received

Residential real estate	$—	$—	$—	$—	$—	$—
Commercial real estate	$—	$—	$—	$—	$—	$—
Commercial	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

	Nine Months Ended September 30,
	2022			2021
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received

Residential real estate	$—	$—	$—	$—	$—	$—
Commercial real estate	$—	$—	$—	$658	$7	$7
Commercial	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$658	$7	$7

No loans have been determined to be troubled debt restructurings (TDR’s) during the three and nine month periods ended September 30, 2022 or 2021. At September 30, 2022 and 2021, there were no loans modified and entered into as TDR’s within the past twelve months, that subsequently defaulted during the three and nine month periods ended September 30, 2022 or 2021.

(4) Earnings Per Share. Basic earnings per share have been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods. During the three and nine month periods ended September 30, 2022 and 2021, basic and diluted earnings per share is the same as there were no outstanding potentially dilutive securities. Earnings per common share have been computed based on the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Weighted-average number of common shares outstanding used to calculate basic and diluted earnings per common share	6,065,648	4,346,211	5,661,056	3,611,814

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(5) Stock-Based Compensation

The Company is authorized to grant stock options, stock grants and other forms of equity-based compensation under its 2018 Equity Incentive Plan (the “2018 Plan”). The plan has been approved by the shareholders. The Company is authorized to issue up to 550,000 shares of common stock under the 2018 Plan, of which 158,421 shares remain available for grant. No stock options are outstanding at September 30, 2022.

During the third quarter of 2022, the Company issued 67,182 shares to a director for services performed and recorded compensation expense of $275,000.

(6) Fair Value Measurements.

Debt securities available for sale measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements Using
		Quoted Prices
		In Active Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
At September 30, 2022:
SBA Pool Securities	$841	$—	$841	$—
Collateralized mortgage obligations	138	—	138	—
Taxable municipal securities	11,821	—	11,821	—
Mortgage-backed securities	12,634	—	12,634	—
Total	$25,434	$—	$25,434	$—

At December 31, 2021:
SBA Pool Securities	$1,072	$—	$1,072	$—
Collateralized mortgage obligations	217	—	217	—
Taxable municipal securities	16,426	—	16,426	—
Mortgage-backed securities	16,679	—	16,679	—
Total	$34,394	$—	$34,394	$—

(7) Fair Value of Financial Instruments. The estimated fair values and fair value measurement method with respect to the Company’s financial instruments were as follows (in thousands):

	At September 30, 2022			At December 31, 2021
	Carrying Amount	Fair Value	Level	Carrying Amount	Fair Value	Level

Financial assets:
Cash and cash equivalents	$73,793	$73,793	1	$58,970	$58,970	1
Debt securities available for sale	25,434	25,434	2	34,394	34,394	2
Debt securities held-to-maturity	578	547	2	1,040	1,071	2
Loans	432,470	432,309	3	247,902	247,788	3
Federal Home Loan Bank stock	2,725	2,725	3	793	793	3
Accrued interest receivable	1,202	1,202	3	971	971	3

Financial liabilities:
Deposit liabilities	422,202	423,250	3	292,457	292,537	3
Federal Home Loan Bank advances	68,000	67,758	3	18,000	18,021	3
Off-balance sheet financial instruments	—	—	3	—	—	3

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

Commitments to extend credit, unused lines of credit, and standby letters of credit typically result in loans with a market interest rate when funded. A summary of the contractual amounts of the Company’s financial instruments with off-balance-sheet risk at September 30, 2022 follows (in thousands):

Commitments to extend credit	$20,335

Unused lines of credit	$19,962

Standby letters of credit	$4,313

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(9) Regulatory Matters, Continued.

Management believes, as of September 30, 2022 and December 31, 2021, that the Bank meets all capital adequacy requirements to which it is subject. The Bank’s actual capital amounts and percentages are presented in the table ($ in thousands):

	Actual		To Be Well Capitalized Under Prompt Corrective Action Regulations (CBLR Framework)
	Amount	%	Amount	%
As of September 30, 2022:
Tier I Capital to Total Assets	$54,520	10.77%	$45,554	9.00%

As of December 31, 2021:
Tier I Capital to Total Assets	$35,338	10.64%	$28,235	8.50%

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

The Preferred Stock is convertible into shares of common stock, at the option of the Company, subject to the prior fulfilment of the following conditions: (i) such conversion shall have been approved by the holders of a majority of the outstanding common stock of the Company; and (ii) such conversion shall not result in any holder of the Series B Preferred Stock and any persons with whom the holder may be acting in concert, becoming beneficial owners of more than 9.9% of the outstanding shares of the common stock. The number of shares issuable upon conversion is subject to adjustment based on the terms of the applicable Certificate of Designation for the Series B Preferred (the “Certificate of Designation”). The Series B Preferred has preferential liquidation rights over common stockholders and holders of junior securities. The liquidation price is the greater of $25,000 per share of Series B Preferred or such amount per share of Series B Preferred that would have been payable had all shares of the Series B Preferred had been converted into common stock pursuant to the terms of the Certificate of Designation immediately prior to a liquidation. The Series B Preferred generally has no voting rights except as provided in the Certificate of Designation.

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve known and unknown risks and uncertainties, many of which are beyond the control of the Company, including adverse changes in economic, political and market conditions, losses from the Company’s lending activities, increases in interest rates, the possible loss of key personnel, the impact of increasing competition, the impact of changes in government regulation, the possibility of liabilities arising from violations of federal and state securities laws and the impact of changes in technology in the banking industry. Although the Company believes that its forward-looking statements are based upon reasonable assumptions regarding its business and future market conditions, there can be no assurances that the Company’s actual results will not differ materially from any results expressed or implied by the Company’s forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned that any forward-looking statements are not guarantees of future performance.

Capital Levels

As of September 30, 2022, the Bank is well capitalized under regulatory guidelines.

Refer to Note 9 for the Bank’s actual and required minimum capital ratios.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition at September 30, 2022 and December 31, 2021

Overview

The Company’s total assets increased by approximately $192.9 million to $544.8 million at September 30, 2022, from $351.9 million at December 31, 2021, primarily due to increases in commercial real estate loans, and cash and cash equivalents. The growth in assets was attributable to the success of the Company’s efforts to increase loans and deposits from new customers. Net loans grew by $184.5 million. Deposits grew by approximately $129.7 million to $422.2 million at September 30, 2022, from $292.5 million at December 31, 2021. The Company increased the Federal Home Loan Bank advances by $50 million to $68 million at September 30, 2022. Total stockholders’ equity increased by approximately $12.7 million to $51.2 million at September 30, 2022, from $38.5 million at December 31, 2021, primarily due to proceeds from the sale of preferred stock, common stock and net earnings. The increase in stockholders’ equity was partially offset by the increase in accumulated other comprehensive loss of approximately $5.2 million for the nine months ended September 30, 2022.

The following table shows selected information for the periods ended or at the dates indicated:

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021

Average equity as a percentage of average assets	10.5%	9.4%

Equity to total assets at end of period	9.4%	11.0%

Return on average assets (1)	0.8%	2.2%

Return on average equity (1)	7.3%	23.3%

Noninterest expenses to average assets (1)	2.3%	2.4%

(1) Annualized for the nine months ended September 30, 2022.

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

The Company increased deposits by approximately $129.7 million during the nine-month period ending September 30, 2022. The proceeds were used to originate new loans.

In addition to obtaining funds from depositors, the Company may borrow funds from other financial institutions. At September 30, 2022, the Company had outstanding borrowings of $68 million, against its $116.1 million in established borrowing capacity with the FHLB. The Company’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. At September 30, 2022, the Company also had available lines of credit amounting to $24.5 million with six correspondent banks to purchase federal funds. Disbursements on the lines of credit are subject to the approval of the correspondent banks. We measure and monitor our liquidity daily and believe our liquidity sources are adequate to meet our operating needs.

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

	Three Months Ended September 30,
	2022			2021
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans	$398,914	$5,000	5.01%	$203,983	$2,795	5.48%
Securities	27,862	153	2.20%	34,044	150	1.76%
Other (1)	60,600	341	2.25%	48,596	28	0.23%

Total interest-earning assets/interest income	487,376	5,494	4.51%	286,623	2,973	4.15%

Cash and due from banks	15,944			12,080
Premises and equipment	860			1,402
Other	4,434			1,626

Total assets	$508,614			$301,731

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$147,259	138	0.37%	$128,844	124	0.38%
Time deposits	97,638	665	2.72%	15,429	22	0.57%
Borrowings (2)	71,804	386	2.15%	18,387	62	1.35%

Total interest-bearing liabilities/interest expense	316,701	1,189	1.50%	162,660	208	0.51%

Noninterest-bearing demand deposits	140,282			105,843
Other liabilities	2,989			1,744
Stockholders’ equity	48,642			31,484

Total liabilities and stockholders’ equity	$508,614			$301,731

Net interest income		$4,305			$2,765

Interest rate spread (3)			3.01%			3.64%

Net interest margin (4)			3.53%			3.86%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.54			1.76

(1)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances and other borrowings.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.
(5)	Annualized.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Nine Months Ended September 30,
	2022			2021
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans	$320,276	$12,027	5.01%	$183,068	6,820	4.97%
Securities	30,638	475	2.07%	28,024	327	1.56%
Other (1)	58,822	480	1.09%	38,457	81	0.28%

Total interest-earning assets/interest income	409,736	12,982	4.22%	249,549	7,228	3.86%

Cash and due from banks	15,499			21,338
Premises and equipment	861			1,344
Other	4,711			1,940

Total assets	$430,807			$274,171

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$161,405	424	0.35%	$121,077	380	0.42%
Time deposits	41,944	724	2.30%	18,170	100	0.73%
Borrowings (2)	38,151	549	1.92%	21,023	241	1.53%

Total interest-bearing liabilities/interest expense	241,500	1,697	0.94%	160,270	721	0.60%

Noninterest-bearing demand deposits	141,379			88,387
Other liabilities	2,727			1,642
Stockholders’ equity	45,201			23,872

Total liabilities and stockholders’ equity	$430,807			$274,171

Net interest income		$11,285			6,507

Interest rate spread (3)			3.29%			3.26%

Net interest margin (4)			3.67%			3.48%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.70			1.56

(1)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances and other borrowings.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.
(5)	Annualized.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of the Three-Month Periods Ended September 30, 2022 and 2021

	Three Months Ended		Increase /
	September 30,		(Decrease)
(dollars in thousands)	2022	2021	Amount	Percentage
Total interest income	$5,494	$2,973	$2,521	85%
Total interest expense	1,189	208	981	472%
Net interest income	4,305	2,765	1,540	56%
Provision for loan losses	1,374	582	792	136%
Net interest income after provision for loan losses	2,931	2,183	748	34%
Total noninterest income	692	423	269	64%
Total noninterest expenses	2,720	1,689	1,031	61%
Net earnings before income taxes	903	917	(14)	-2%
Income taxes	230	-	230	—
Net earnings	$673	$917	(244)	-27%
Net earnings per share - Basic and diluted	$0.11	$0.21

Net earnings. Net earnings for the three months ended September 30, 2022, were $673,000 or $0.11 per basic and diluted share compared to net earnings of $917,000 or $0.21 per basic and diluted share for the three months ended September 30, 2021. The decrease in net earnings during the three months ended September 30, 2022, compared to three months ended September 30, 2021 is primarily attributed to increases in the, provision for loan losses, income taxes, and noninterest expenses, which were partially offset by an increase in net interest income.

Interest Income. Interest income increased $2.5 million for the three months ended September 30, 2022 compared to the nine months ended September 30, 2021 due primarily to growth in the loan portfolio.

Interest Expense. Interest expense increased $981,000 to $1,189,000 for the three months ended September 30, 2022 compared to the prior period, primarily due to increases in Federal Home Loan Bank advances and, interest bearing deposit rates and changes in the composition of deposits.

Provision for Loan Losses. Provision for loan losses was $1,374,000 for the three months ended September 30, 2022 compared to a $582,000 credit for loan losses for the three months ended September 30, 2021. The provision for loan losses is charged to earnings as losses are estimated to have occurred in order to bring the total loan allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio at September 30, 2022. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $5.2 million or 1.19% of loans outstanding at September 30, 2022, compared to $3.1 million or 1.22% of loans outstanding at December 31, 2021. The increase in the provision for loan losses during the third quarter of 2022 was primarily due to loan volume growth and the evaluation of the other factors noted above.

Noninterest Income. Total noninterest income increased to $692,000 for the three months ended September 30, 2022, from $423,000 for the three months ended September 30, 2021, due to increased wire transfer and ACH fees during the three month period ended September 30, 2022.

Noninterest Expenses. Total noninterest expenses increased to $2,720,000 for the three months ended September 30, 2022 compared to $1,689,000 for the three months ended September 30, 2021 primarily due to an increase in salaries and employee benefits and data processing and other operating cost.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Nine-Month Periods Ended September 30, 2022 and 2021

	Nine Months Ended		Increase /
	September 30,		(Decrease)
(dollars in thousands)	2022	2021	Amount	Percentage
Total interest income	$12,982	$7,228	$5,754	80%
Total interest expense	1,697	721	976	135%
Net interest income	11,285	6,507	4,778	73%
Provision for loan losses	2,757	955	1,802	189%
Net interest income after provision for loan losses	8,528	5,552	2,976	54%
Total noninterest income	2,106	902	1,204	133%
Total noninterest expenses	7,320	4,745	2,575	54%
Net earnings before income taxes	3,314	1,709	1,605	94%
Income taxes	841	-	841	—
Net earnings	$2,473	$1,709	764	45%
Net earnings per share - Basic and diluted	$0.44	$0.47

Net earnings. Net earnings for the nine months ended September 30, 2022, were $2,473,000 or $0.44 per basic and diluted share compared to a net earnings of $1,709,000 or $0.47 per basic and diluted share for the nine months ended September 30, 2021. The increase in net earnings during the nine months ended September 30, 2022, compared to nine months ended September 30, 2021 is primarily attributed to increases in noninterest income and net interest income, which were partially offset by the increase in noninterest expense.

Interest Income. Interest income increased $5,754,000 for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021 due primarily to growth in the loan portfolio and increases in interest rates on the Company’s loans.

Interest Expense. Interest expense increased $976,000 to $1,697,000 for the nine months ended September 30, 2022, compared to the prior period primarily due to an increase in Federal Home loan Bank advances and interest bearing deposit rates.

Provision for Loan Losses. Provision for loan losses amounted to $2,757,000 for the nine months ended September 30, 2022, compared to $955,000 for the nine months ended September 30, 2021. The provision for loan losses is charged to earnings as losses are estimated to have occurred in order to bring the total loan allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio at September 30, 2022. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $5.2 million or 1.19% of loans outstanding at September 30, 2022, compared to $3.1 million or 1.22% of loans outstanding at December 31, 2021. The increase in the provision for loan losses during nine months ended September 30, 2022 was primarily due to loan volume growth and the evaluation of the other factors noted above.

Noninterest Income. Total noninterest income increased to $2,106,000 for the nine months ended September 30, 2022, from $902,000 for the nine months ended September 30, 2021 due to increased wire transfer and ACH fees.

Noninterest Expenses. Total noninterest expenses increased to $7,320,000 for the nine months ended September 30, 2022, compared to $4,745,000 for the nine months ended September 30, 2021 primarily due to increases in salaries and employee benefits, data processing, and other operating cost.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 4. Controls and Procedures

The Company’s management evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report, and, based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2022, the Company issued 674,222 shares of its common stock in a private placement transaction to 4 accredited investors at a price of $4.50 per share. None of these investors was an officer, director or affiliate of the Company other than Steven Newman, who is a director of the Company. Mr. Newman purchased 17,000 shares. The Company issued these shares in reliance on Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 6. Exhibits

The exhibits listed in the Exhibit Index following the signature page are filed with or incorporated by reference into this report.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date: November 10, 2022	By:	/s/ Timothy Terry
Timothy Terry
Principal Executive Officer

	By:	/s/ Joel Klein
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

