Form 10-K
period 2022-12-31
OptimumBank Holdings, Inc.
filed 2023-03-06
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (4,072,998 shares) on June 30, 2022, was approximately $16,291,992, computed by reference to the closing market price at $4.00 per share as of June 30, 2022. For purposes of this information, the outstanding shares of common stock beneficially owned by directors and executive officers of the registrant were deemed to be shares of common stock held by affiliates.

The number of shares of common stock, par value $0.01 per share, of the registrant outstanding as of March 6, 2023 was 7,250,219 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the issuer’s fiscal year end are incorporated by reference into Part III, Items 10 through 14, of this Annual Report on Form 10-K.

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

At December 31, 2022, the Company had total assets of $585 million, net loans of $477 million, total deposits of $508 million and stockholders’ equity of $63 million. During 2022, the Company had a net income of $4 million.

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

The Bank provides a range of consumer and commercial banking services to individuals and businesses. The basic services offered include: demand interest-bearing and noninterest-bearing accounts, money market deposit accounts, NOW accounts, time deposits, Visa debit and ATM cards, cash management, direct deposits, notary services, money orders, night depository, cashier’s checks, domestic collections, and banking by mail. The Bank provides ATM cards and Visa debit cards, as a part of the Star, Presto and Cirrus networks, thereby permitting customers to utilize the convenience of ATMs worldwide. On December 2022, the Bank began participating as a member of the IntraFi Network, which is the largest provider of reciprocal deposits. With IntraFi’s reciprocal deposit services, the Bank can offer depositors access to FDIC insurance well beyond the standard maximum of $250,000 for funds placed into demand deposit accounts, money market deposit accounts, or CDs. The Bank does not have trust powers and provides no trust services. The Bank makes multi-family real estate loans, residential real estate loans, commercial real estate loans, land and construction, and consumer loans. The Bank offers business lending lines for working capital needs. Growing businesses can use the loans to expand inventory, take discounts, offset receivables, or establish new structured financing and repayment plans that are consistent with the cash flow of the business. In 2023, the Bank plans to provide small businesses administration government loans to small and middle market businesses.

Operating and Business Strategy

The Company’s continuing goal is for the Bank to become one of the leading community banking organizations in South Florida through steady growth and a prudent operating strategy.

The key elements of the Bank’s operating and business strategies are as follows:

● Emphasizing local management and local decision-making, resulting in rapid, personalized customer service, rapid credit decisions and expedited closings;

● Maintaining a presence in South Florida through an expanding branch network. The Bank has two branch banking offices in Broward County; and has plans to open an additional branch office in Miami-Dade County in the third quarter of 2023.

● Concentrating on real estate, commercial and consumer lending activities by originating fixed and variable rate commercial mortgage loans, commercial loans, and consumer loans for Bank customers; In 2023, the Bank plans to provide small businesses administration government loans to small and middle market businesses.

● Maintaining high credit quality through strict underwriting criteria and the Bank’s knowledge of the real estate values and borrowers in its market area; and

● Personalizing products and service by providing innovative financial products and high service levels in order to maintain strong customer relationships. The Bank seeks customers who prefer to conduct business with a Florida managed institution.

The Bank and its management team are focusing on achieving the following key business objectives:

● Increasing and Diversifying Loan Originations. Management is seeking to increase the Bank’s loan production to add more interest-bearing assets to its asset base. In addition, management is endeavoring to diversify loan originations and the loan portfolio to include more commercial and consumer loans in order to supplement the Bank’s existing portfolio of commercial and residential real estate loans.

● Increasing Capital Ratios. Management is seeking to obtain additional capital to increase the Bank’s capital ratios in order to allow the Bank to grow, implement its business plan and improve profitability.

Lending Activities

The Bank offers real estate, commercial and consumer loans to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in its market area. The Bank’s primary market area consists of Broward, Miami-Dade, Palm Beach, Martin, and St. Lucie counties, and secondarily throughout the State of Florida. The Bank’s net loans at December 31, 2022 were $477.2 million, or 82% of total assets. During 2022 net loans increased by $229.3 million due to the success of the Bank is seeking new lending opportunities in South Florida. Loan balances increased by $21.0 million in multi-family real estate loans, $17.8 million in residential real estate loans, $181.2 million in commercial real estate loans $13.5, million in land and construction loans, and $7.5 million in consumer loans. The interest rates charged on loans varied with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. The Bank has no loans to non-U.S. borrowers.

The Bank’s loan portfolio is concentrated in three major areas: residential, multi-family real estate, and commercial real estate loans. As of December 31, 2022, 93% of the loan portfolio consisted of loans secured by mortgages on real estate, of which approximately 64% of the total loan portfolio was secured by commercial real estate properties. The real estate loans are located primarily in the counties the Bank serves in the State of Florida.

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

Deposit Activities

Deposits are the major source of the Bank’s funds for lending and other investment activities. The Bank considers the majority of its regular savings, demand, NOW, money market deposit accounts and certificates of deposit under $250,000 to be core deposits. These accounts comprised approximately 90.7% of the Bank’s total deposits at December 31, 2022. Approximately 47.2% of the deposits at December 31, 2022 were certificates of deposit. Generally, the Bank attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $250,000 and over made up approximately 9.3% of the Bank’s total deposits at December 31, 2022.  During 2022 total deposits increased by $215.4 million. The increase in deposit balances primarily consisted of an increase of $35.1 million in non-interest bearing demand deposits and an increase of $226.7 million in time deposits. These increases were offset by a decrease of $46.4 million in Savings, NOW, and money-market accounts. A large portion of the increase in time deposits consisted of the sale of larger certificates of deposit through online platforms that allow the bank to contact a broader range of depositors.

Investments

The Bank’s investment securities portfolio was approximately $25.6 million and $35.4 million at December 31, 2022 and 2021, respectively, representing 4% and 10% of its total assets. At December 31, 2022, 52% of this portfolio was invested in asset-backed securities. Mortgage-backed securities generally have a shorter life than the stated maturity. The Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at minimal risk levels while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits.

The excess balance account is the excess cash the Bank has available over and above daily cash needs. This money is invested on an overnight basis with the Federal Reserve.

Correspondent Banking

Correspondent banking involves one bank providing services to another bank which cannot provide that service for itself from an economic or practical standpoint. The Bank is required to purchase correspondent services offered by larger banks, including check collections, purchase of federal funds, security safekeeping, investment services, coin and currency supplies.

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

As of December 31, 2022, the Bank had 48 full-time employees, including executive officers. These employees are not represented by a collective bargaining unit. The Bank considers its relations with its employees to be good.

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

Regulatory Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of December 31, 2022, the Company and Bank meet all capital adequacy requirements to which they are subject.

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

The community bank leverage ratio removes the requirement for qualifying banking organizations to calculate and report risk-based capital but rather only requires a Tier 1 to average assets (leverage) ratio. Qualifying community banking organizations that elect to use the community bank leverage ratio framework and that maintain a leverage ratio of greater than required minimums will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules (generally applicable rule) and, if applicable, will be considered to have met the well capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. The community bank leverage ratio minimum requirement is 9%. Under the final rule, an eligible community banking organization can opt out of the CBLR framework and revert back to the risk-weighting framework without restriction.

Management believes, as of December 31, 2022, that the Bank met all capital adequacy requirements to which it was subject. The Bank’s actual capital amounts and percentages are presented in the table ($’s in thousands):

			To Be Well Capitalized
			Under Prompt Corrective
			Action Regulations (CBLR
	Actual		Framework)
	Amount	%	Amount	%
As of December 31, 2022:
Tier I Capital to Total Assets	$66,291	11.29%	$52,865	9.00%

As of December 31, 2021:
Tier I Capital to Total Assets	$35,338	10.64%	$28,235	8.50%

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

Increased Capital Standards and Enhanced Supervision. The Dodd-Frank Act revised capital rules became effective for community banks with assets less than $10 billion and their holding companies pursuant to the requirements of the Dodd-Frank Act and standards adopted by the Basel Committee on Banking Supervision (referred to as “Basel III”). The Dodd-Frank Act also increased regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency. Compliance with new regulatory requirements and expanded examination processes could increase the Company’s cost of operations.

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

Deposit Insurance. The Dodd-Frank Act made permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revised the assessment base against which an insured depository institution’s deposit insurance premium paid to the FDIC’s Deposit Insurance Fund (the “DIF”) is calculated. Under the amendments, the assessment base will be its average consolidated total assets less its average tangible equity. Additionally, the Dodd-Frank Act made changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits, and eliminated the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act also provides that depository institutions may pay interest on demand deposits, which assists the Bank in obtaining more deposits. In December 2022, the Bank began participating as a member of the IntraFi Network, which is the largest provider of reciprocal deposits. With IntraFi’s reciprocal deposit services, the Bank can offer depositors access to FDIC insurance well beyond the standard maximum of $250,000 for funds placed into demand deposit accounts, money market deposit accounts, or CDs.

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

Loans to One Borrower. Florida law generally allows a state bank such as the Bank to extend credit to any one borrower (and certain related entities of such borrower) in an amount up to 25% of its capital accounts, provided that the unsecured portion may not exceed 15% of the capital accounts of the bank. Based upon the Bank’s capital, the maximum loan the Bank is currently permitted to make to any one borrower (and certain related entities of such borrower) is approximately $16.6 million, provided the unsecured portion does not exceed approximately $9.9 million.

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

Item 2. Properties

The Bank operates a main office and one branch office in Broward County, Florida, and currently plans to open an additional branch office in Miami-Dade County in the third quarter of 2023. The following table sets forth information with respect to the Bank’s offices as of December 31, 2022.

Location	Year Facility Opened	Facility Status

Executive Office and Ft. Lauderdale Branch Office:	2019	Leased
2929 East Commercial Boulevard Suite 101, 303, and 305 Fort Lauderdale, Florida 33308

Deerfield Beach Branch Office:	2004	Leased
2215 West Hillsboro Boulevard Deerfield Beach, Florida 33442

Planned North Miami Beach Office:
757 NE 167th Street, North Miami Beach FL 33162	_	Leased

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

The Company had approximately 881 record holders of its common stock as of December 31, 2022.

During the first quarter of 2022, the Company issued 1,227,330 shares of its common stock in a private placement transaction to 11 accredited investors at a price of $4.50 per share. None of these investors was an officer, director or affiliate of the Company other than Michael Blisko and Moishe Gubin, who are directors of the Company. Mr. Blisko purchased 202,000 shares and Mr. Gubin purchased 190,000 shares. The Company issued these shares in reliance on Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

During the third quarter of 2022, the Company issued 674,222 shares of its common stock in a private placement transaction to four accredited investors at a price of $4.50 per share. None of these investors was an officer, director or affiliate of the Company other than Steven Newman, who is a director of the Company. Mr. Newman purchased 17,000 shares. The Company issued these shares in reliance on Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

During the fourth quarter of 2022, the Company issued 290,388 shares of its common stock in a private placement transaction to five accredited investors at a price of $4.50 per share. None of these investors was an officer, director or affiliate of the Company. The Company issued these shares in reliance on Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. The Company used the proceeds to make capital contributions to the Bank in order to augment the Bank’s regulatory capital ratios.

During the first and fourth quarters of 2022, the Company issued a total of 600 shares of preferred stock to unrelated parties for an aggregate purchase price of $15 million. The Company issued these shares in reliance on Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. The Company used the proceeds to augment the Bank’s regulatory capital ratios.

The Bank is currently permitted to pay cash dividends subject to restrictions imposed by the Florida Financial Institution Code and federal banking law based on the Bank’s net earnings of the current year combined with the Bank’s retained earnings of the preceding two years. The Company is currently permitted to pay cash dividends subject to restrictions under the Florida Business Corporation Act. The Company does not plan to pay any dividends in the foreseeable future. Instead, the Company intends to retain any income for the purpose of enhancing its financial position and supporting the growth of the Bank.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Critical Accounting Policies

The Company’s financial condition and results of operations are sensitive to accounting measurements and estimates of matters that are inherently uncertain. When applying accounting policies in areas that are subjective in nature, the Company must use its best judgment to arrive at the carrying value of certain assets. One of the most critical accounting policies applied by the Company is related to the valuation of its loan portfolio and deferred income to valuation allowance.

A variety of estimates impact the carrying value of the Company’s loan portfolio including the calculation of the allowance for loan losses, valuation of underlying collateral, the timing of loan charge-offs and the amount and amortization of loan fees and deferred origination costs.

The calculation of the allowance for loan losses is a complex process containing estimates which are inherently subjective and susceptible to significant revision as current information becomes available. The allowance is established and maintained at a level management believes is adequate to cover losses resulting from the inability of borrowers to make required payments on loans. Estimates for loan losses are determined by analyzing risks associated with specific loans and the loan portfolio, current trends in delinquencies and charge-offs, the views of the Company’s regulators, changes in the size and composition of the loan portfolio and peer comparisons. The analysis also requires consideration of the economic climate and direction, changes in the economic and interest rate environment which may impact a borrower’s ability to pay, legislation impacting the banking industry and economic conditions specific to the counties the Bank serves in the State of Florida. Because the calculation of the allowance for loan losses relies on the Company’s estimates and judgments relating to inherently uncertain events, results may differ from management’s estimates.

The allowance for loan losses is also discussed as part of “Loan Portfolio, Asset Quality and Allowance for Loan Losses” and in Note 3 of Notes to the consolidated financial statements. The Company’s significant accounting policies are discussed in Note 1 of Notes to the consolidated financial statements.

During the year ended December 31, 2021, the Company assessed its earnings history and trend over the past year and its estimate of future earnings. In 2021, the Company determined that it was more likely than not that the deferred tax assets would be realized in the near term. Accordingly, in 2021, the valuation allowance in the amount of $4 million that has been previously recorded against the net deferred tax asset for the amount not expected to be realized in the future was fully reversed.

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

Loan Portfolio, Asset Quality and Allowance for Loan Losses

The Bank’s primary business is making business loans. This activity may subject the Bank to potential loan losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond its control. As of December 31, 2022 and 2021 the Bank did not have any impaired loans.

The following table sets forth the composition of the Bank’s loan portfolio (dollars in thousands):

	At December 31,
	2022		2021		2020
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total

Residential real estate	$50,354	11%	$32,583	13%	$28,997	20%
Multi-family real estate	69,555	14	48,592	19	19,210	13
Commercial real estate	310,695	64	129,468	51	74,398	46
Land and construction	17,286	4	3,772	2	4,750	3
Commercial	5,165	1	14,157	6	21,849	14
Consumer	30,323	6	22,827	9	5,715	4

Total loans	$483,378	100%	$251,399	100%	$154,919	100%

Deduct:
Net deferred loan fees	(367)		(422)		(544)
Allowance for loan losses	(5,793)		(3,075)		(1,906)

Loans, net	$477,218		$247,902		$152,469

The following table sets forth the activity in the allowance for loan losses (in thousands):

	Year Ended December 31,
	2022	2021	2020

Beginning balance	$3,075	$1,906	$2,009
Provision for loan losses	3,466	1,173	1,020
Loans charged off	(901)	(277)	(1,184)
Recoveries	153	273	61

Ending balance	$5,793	$3,075	$1,906

The allowance for loan losses represents management’s estimate of probable incurred losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to earnings and reduced by loans charged off, net of recoveries. The allowance for loan losses represented 1.20% and 1.22% of the total loans outstanding at December 31, 2022 and 2021, respectively.

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

The following table sets forth the Bank’s allowance for loan losses by loan type (dollars in thousands):

	At December 31,
	2022		2021		2020
		% of		% of		% of
		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans

Residential real estate	$768	11%	$482	13%	$463	20%
Multi-family real estate	748	14	535	19	253	13
Commercial real estate	3,262	64	1535	51	884	46
Land and construction	173	4	32	2	52	3
Commercial	277	1	74	6	103	14
Consumer	565	6	417	9	151	4

Total allowance for loan losses	$5,793	100%	$3,075	100%	$1,906	100%

Allowance for loan losses as a percentage of total loans outstanding		1.20%		1.22%		1.23%

The following summarizes the amount of impaired loans (in thousands):

At December 31,
	2022			2021			2020
		Unpaid			Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—	$—	$2,193	$2,193	$—
Commercial	—	—	—	—	—	—	—	—	—

With an allowance recorded:
Residential real estate	—	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—

Total:
Residential real estate	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate	$—	$—	$—	$—	$—	$—	$2,193	$2,193	$—
Commercial	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—	$2,193	$2,193	$—

During 2022, 2021, and 2020, the average recorded investment in impaired loans and interest income recognized and received on impaired loans were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020

Average investment in impaired loans	$—	$658	$3,344
Interest income recognized on impaired loans	$—	$7	$96
Interest income received on a cash basis on impaired loans	$—	$7	$89

Liquidity and Capital Resources

Liquidity represents an institution’s ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. The Bank’s ability to respond to the needs of depositors and borrowers and to benefit from investment opportunities is facilitated through liquidity management.

The Bank’s primary sources of cash during the year ended December 31, 2022, were payments of principal and interest on loans made by the Bank to third parties, payments of principal and interest on debt securities held by the Bank and deposits made by third parties at the Bank. Cash was used primarily to fund loans and repay Federal Home Loan Bank of Atlanta (“FHLB”) advances. The Bank adjusts rates on its deposits to attract or retain deposits as needed. The Bank primarily obtains deposits from its market area.

The Bank may borrow funds from other financial institutions. The Bank is a member of the FHLB, which allows it to borrow funds under a pre-arranged line of credit. As of December 31, 2022, the Bank had $10 million in borrowings outstanding from the FHLB of Atlanta to facilitate lending and manage its asset and liability structure, and remaining credit availability with the FHLB of $125.7 million. At December 31, 2022, the Bank also had lines of credit amounting to $19.5 million with five correspondent banks to purchase federal funds.

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

The following table sets forth the amortized cost and fair value of the Bank’s debt securities portfolio (in thousands):

	Amortized Cost	Fair Value
At December 31, 2022:
Held-to-maturity:
Collateralized mortgage obligations	$475	$440
Mortgage-backed Securities	65	64
Total	$540	$504
Available for sale:
SBA Pool Securities	$834	$817
Collacteralized mortgage obligation	145	130
Taxable municipal securities	16,729	11,620
Mortgage-backed Securities.	15,180	12,535
Total	$32,888	$25,102
At December 31, 2021:
Held-to-maturity:
Collateralized mortgage obligations	$854	$882
Mortgage-backed Securities	186	189
Total	$1,040	$1,071
Available for sale:
SBA Pool Securities	$1,097	$1,072
Collateralized mortgage obligations	210	217
Taxable municipal securities	16,766	16,426
Mortgage-backed Securities.	17,137	16,679
Total	$35,210	$34,394

The following table sets forth, by maturity distribution, certain information pertaining to the debt securities portfolio at amortized cost (dollars in thousands):

	After One
	Year
	Through Five	After Ten
	Years	Years	Total	Yield

At December 31, 2022:
Collateralized mortgage obligation	$—	$620	$620	2.29%
Mortgage-backed securities	—	15,245	15,245	2.04%
Taxable municipal securities	—	16,729	16,729	2.17%
SBA pool securities	—	834	834	4.54%
	$—	$33,428	$33,428
At December 31, 2021:
Collateralized mortgage obligation	—	$1,064	$1,064	0.52%
Mortgage-backed securities	$—	17,323	17,323	1.57%
Taxable municipal securities	—	16,766	16,766	2.16%
SBA pool securities	—	1,097	1,097	0.26%
	$—	$36,250	$36,250

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

The following table sets forth certain information related to the Bank’s interest-earning assets and interest-bearing liabilities at December 31, 2022, that are estimated to mature or are scheduled to reprice within the period shown (dollars in thousands):

Gap Maturity / Repricing Schedule

			More than
		More than	Five Years
		One Year	and Less
	One	and Less	than	Over
	Year	than Five	Fifteen	Fifteen
	or Less	Years	Years	Years	Total
Loans (1):
Residential real estate loans	$2,087	$38,580	$9,600	$87	$50,354
Multi-family real estate loans	701	65,755	3,099	-	69,555
Commercial real estate loans	14,870	255,340	40,485	-	310,695
Land and construction	-	13,688	3,598	-	17,286
Commercial	2,809	1,797	-	559	5,165
Consumer	892	21,683	-	7,748	30,323

Total loans	21,359	396,843	56,782	8,394	483,378

Securities (2)	816	-	5,632	19,194	25,642
Interest-bearing deposits in banks	52,048	-	-	-	52,048
Federal Home Loan Bank stock	600	-	-	-	600

Total rate-sensitive assets	74,823	396,843	62,414	27,588	561,668

Deposit accounts (3):
Money-market deposits	60,020	-	-	-	60,020
Interest-bearing checking deposits	47,224	-	-	-	47,224
Savings deposits	1,482	-	-	-	1,482
Time deposits	223,840	16,140	-	-	239,980

Total deposits	332,566	16,140	-	-	348,706

Federal Home Loan Bank advances	-	10,000	-	-	10,000
Total rate-sensitive liabilities	332,566	26,140	-	-	358,706

GAP (repricing differences)	$(257,743)	$370,703	$62,414	$27,588	$202,962

Cumulative GAP	$(257,743)	$112,960	$175,374	$202,962

Cumulative GAP/total assets	(44)%	19%	30%	35%

1	In preparing the table above, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayment, according to their maturities.

2	Securities are scheduled through the repricing date.

3	Money-market, interest-bearing checking and savings deposits are regarded as readily accessible withdrawable accounts. Time deposits are scheduled through the maturity dates.

The following table sets forth loan maturities by type of loan at December 31, 2022 (in thousands):

	One Year or	After One But Within	After Five
	Less	Five Years	Years	Total

Residential real estate	$-	$6,916	$43,438	$50,354
Multi-family real estate	-	2,635	66,920	69,555
Commercial real estate	2,802	44,001	263,892	310,695
Land and construction	-	1,529	15,757	17,286
Commercial	2,635	1,871	659	5,165
Consumer	772	21,684	7,867	30,323

Total	$6,209	$78,636	$398,533	$483,378

The following table sets forth the maturity or repricing of loans by interest type at December 31, 2022 (in thousands):

	One Year or	After One But Within Five	After Five
	Less	Years	Years	Total

Fixed interest rate	$3,574	$43,216	$45,730	$92,520
Variable interest rate	2,635	35,420	352,803	390,858

Total	$6,209	$78,636	$398,533	$483,378

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

A summary of the contractual amounts of the Company’s financial instruments with off-balance sheet risk at December 31, 2022 follows (in thousands):

Commitments to extend credit	$15,447

Unused lines of credit	$17,400

Standby letters of credit	$4,313

The following is a summary of the Company’s on-balance sheet contractual obligations at December 31, 2022 (in thousands):

		Payments Due by Period
		Less	1-3	3-5	More Than 5
Contractual Obligations	Total	Than 1 Year	Years	Years	Years
Federal Home Loan Bank advances	$10,000	$—	$10,000	$-	$-
Operating lease liabilities	2,480	264	546	602	1,068

Total	$12,480	$264	10,546	602	1,068

Deposits

Deposits traditionally are the primary source of funds for the Company’s use in lending, making investments and meeting liquidity demands. The Company has focused on raising time deposits primarily within its market area, which is the area of Broward, Miami-Dade, Palm Beach, Martin, and St. Lucie counties. However, the Company offers a variety of deposit products, which are promoted within its market area. Deposits increased $215.4 million in 2022. The increase in deposit balances primarily consisted of an increase of $35.1 million in noninterest-bearing commercial demand deposits and an increase of $226.7 million in time deposits. These increases were partially offset by a decrease of $46.4 million in Savings, NOW and money-market deposits. The increase in time deposits consisted of $165 million in deposits sourced through an online listing service and $61.7 million in deposits from competitive offerings at our branch offices.

The following table displays the distribution of the Company’s deposits at December 31, 2022 and 2021 (in thousands):

	2022		2021
		% of		% of
	Amount	Deposits	Amount	Deposits
Noninterest-bearing demand deposits	159,193	31.3%	$124,119	42.4
Interest-bearing demand deposits	47,224	9.3	33,083	11.3
Money-market deposits	60,020	11.8	121,083	41.4
Savings	1,482	0.3	936	0.3

Subtotal	$267,919	52.7%	$279,221	95.4%

Time deposits:
0.00% – 0.99%	2,618	0.5	$10,295	3.5
1.00% – 1.99%	5,660	1.2	2,183	0.8
2.00% – 2.99%	231,702	45.6	758	0.3

Total time deposits (1)	239,980	47.3	13,236	4.6

Total deposits	$507,899	100%	$292,457	100%

(1)	Includes Individual Retirement Accounts (IRA’s) totaling $1,537,000 and $1,207,000 at December 31, 2022 and 2021, respectively, all of which are in the form of time deposits.

Time Deposits of $250,000 or more, or Jumbo Time Deposits, are generally considered a more unpredictable source of funds. The following table sets forth the Company’s maturity distribution of time deposits of $250,000 or more at December 31, 2022 and 2021 (in thousands):

	At December 31,
	2022	2021

Due three months or less	$-	$583
Due more than three months to six months	-	787
More than six months to one year	44,680	320
One to five years	2,656	—

Total	$47,336	$1,690

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

	Year Ended December 31,
	2022			2021
		Interest	Average		Interest	Average
	Average	And	Yield/	Average	And	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans	$354,521	17,952	5.1%	$191,561	9,756	5.1%
Securities	29,263	649	2.2%	30,075	488	1.6%
Other interest-earning assets (1)	64,989	1,281	2.0%	42,399	145	0.3%

Total interest-earning assets/interest income	448,773	19,882	4.4%	264,035	10,389	3.9%

Cash and due from banks	16,430			19,169
Premises and equipment	867			3,045
Other assets	4,480			3,762

Total assets	470,550			$290,011

Interest-bearing liabilities:
Savings, NOW and money-market deposits	152,588	669	0.4%	$129,792	533	0.4%
Time deposits	83,324	2,565	3.1%	16,970	118	0.7%
Borrowings (4)	39,152	812	2.1%	20,271	334	1.7%

Total interest-bearing liabilities/interest expense	275,064	4,046	1.5%	167,033	985	0.6%

Noninterest-bearing demand deposits	145,670			93,758
Other liabilities	3,014			1,690
Stockholders’ equity	46,802			27,530

Total liabilities and stockholders’ equity	$470,550			$290,011

Net interest income		15,836			9,404

Interest rate spread (2)			2.96%			3.3%

Net interest margin (3)			3.53%			3.6%

Ratio of average interest-earning assets to average interest- bearing liabilities			1.63			1.58

1	Includes interest-earning deposits with banks, Federal funds sold and Federal Home Loan Bank stock dividends.
2	Interest rate spread represents the difference between average yield on interest-earning assets and the average cost of interest-bearing liabilities.
3	Net interest margin is net interest income divided by average interest-earning assets.
4	Includes Federal Home Loan Bank advances.

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

	Year Ended December 31,
	2022 versus 2021
	Increases (Decreases) Due to Change In:
	Rate	Volume	Rate/Volume	Total
Interest-earning assets:
Loans	$(56)	$8,299	$(48)	$8,195
Securities	179	(13)	(5)	161
Other interest-earning assets	691	77	368	1,136

Total interest-earning assets	814	8,363	315	9,492

Interest-bearing liabilities:
Savings, NOW and money-market	35	94	6	135
Time deposits	405	460	1,582	2,447
Other	63	349	66	478

Total interest-bearing liabilities	503	903	1,654	3,060

Net interest income	$311	$7,460	$(1,339)	$6,432

Financial Condition as of December 31, 2022 Compared to December 31, 2021

The Company’s total assets at December 31, 2022, were $585.2 million, an increase of $233.3 million from December 31, 2021. The increase of $233.3 million in total assets primarily consisted of increases of $12.9 million in cash and cash equivalents, and $229.3 million in net loans offset by a $9.2 million reduction in debt securities available for sale due to principal paydowns and unrealized losses during the year. The Company experienced growth across the various loan types due to new organic originations. The net increase in loans resulted from $21.0 million in multi-family real estate loans, $181.2 million in commercial real estate loans and $17.8 million in residential real estate loans. The growth experienced in the loan portfolio is due to the implementation of our relationship based banking model and the success of our lenders in competing for new business in a highly competitive South Florida area.

The Company’s total liabilities at December 31, 2022, were $522.6 million, an increase of $209.3 million from December 31, 2021. The increase of $209.3 million in total liabilities was mainly due to an increase of $215.4 million in total deposits and a decrease of $8.0 million in Federal Home Loan Bank advances.

The Company’s total stockholders’ equity at December 31, 2022, was $62.6 million, an increase of $24.1 million. The increase of $24.1 was principally due to the Company’s issuance of shares of Series B Participating Preferred Stock for an aggregate amount of $15.0 million, issuance of common stock for an aggregate amount of $9.9 million and net income of $4.0 million, offset by an increase in unrealized loss on debt securities of $5.2 million.

At December 31, 2022, the Bank had a Tier 1 leverage ratio of 11.29%.

Results of Operations for Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

	Years Ended December 31,		Increase / (Decrease)
(dollars in thousands)	2022	2021	Amount	Percentage
Total interest income	$19,882	$10,389	$9,493	91%
Total interest expense	4,046	985	3,061	311%
Net interest income	15,836	9,404	6,432	68%
Provision for loan losses	3,466	1,173	2,293	195%
Net interest income after provision for loan losses	12,370	8,231	4,139	50%
Total noninterest income	2,960	1,774	1,186	67%
Total noninterest expenses	9,938	6,936	3,002	43%
Net earnings before income taxes (benefit)	5,392	3,069	2,323	76%
Income taxes expense (benefit)	1,369	(3,227)	4,596	142%
Net earnings	$4,023	$6,296	$(2,273)	(36)%
Net earnings per share - Basic and diluted	$0.68	$1.61

Net earnings. The Company had net earnings of $4.0 million for the year ended December 31, 2022 compared to a net earnings of $6.3 million for the year ended December 31, 2021. The Company recorded a provision for loan losses amounting to $3,446,000 during year ended December 31, 2022, which was largely due to the growth in the loan portfolio of $229.3 million. The Company recorded a provision for loan losses amounting to $1,173,000 during the year ended December 31, 2021.

Interest Income. Interest income increased by $9.5 million to $19.9 million for the year ended December 31, 2022 from $10.4 million for the year ended December 31, 2021, primarily due to an increase in loan volume.

Interest Expense. Interest expense on deposits and borrowings increased by $3.1 million to $4 million for the year ended December 31, 2022 compared to the prior year. The increase in interest expense was caused by increased in interest rates paid on deposits and borrowings offset by volume increases in deposits and borrowings.

Provision for Loan Losses. The provision for losses during the year ended December 31, 2022 amounted to $3,446,000. The provision for loan losses is charged to earnings in order to bring the total allowance for loan losses to a level deemed appropriate by management to absorb losses inherent in the portfolio. Management’s periodic evaluation of the adequacy of the allowance is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, loans identified as impaired, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for loan losses totaled $5.8 million or 1.20% of loans outstanding at December 31, 2022, compared to $3.1 million or 1.22% of loans outstanding at December 31, 2021.

Noninterest Income. Total noninterest income increased by $1,186,000 for the year ended December 31, 2022, from $1,774,000 for the year ended December 31, 2021. The increase is primarily related to service charges on deposit payment transactions.

Noninterest Expenses. Total noninterest expenses increased by $3,002,000 to $9.9 million for the year ended December 31, 2022, compared to $6.9 million for the year ended December 31, 2021. The increase is primarily due to an increase of $1.8 million in salaries and employee benefits during the year ended December 31, 2022. The headcount of full-time equivalent employees increased from 38 to 48. Further, data processing and regulatory assessments and related costs increased $0.5 million and $0.7 million, respectively, during the year ended December 31, 2022. The increase in noninterest expenses is directly attributable to the growth of the Bank.

Income taxes (benefit). The Company recorded income tax expense of $1,369,000 for the year ended December 31, 2022 compared to an income tax benefit of $3,227,000 for the year ended December 31, 2021. The income tax benefit was the result of the reversal of a valuation allowance that had previously been recognized.

Impact of Inflation and Changing Prices

The consolidated financial statements and related data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the Bank’s assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on its performance than the effects of general levels of inflation. However, inflation affects financial institutions by increasing their cost of goods and services purchased, as well as the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and stockholders’ equity. Loan originations and re-financings tend to slow as interest rates increase. As a general principle, higher, interest rates are likely to reduce the Company’s earnings.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

OptimumBank Holdings, Inc.

Fort Lauderdale, Florida:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of OptimumBank Holdings, Inc. and subsidiary (the “Company”) as of December 31, 2022 and 2021 and the related consolidated statements of earnings, comprehensive (loss) income, stockholders’ equity and cash flows for the years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Evaluation of General Reserve Portion of the Allowance for Loan Losses - Evaluation of the Qualitative Adjustments

As described in Notes 1 and 3 to the consolidated financial statements, management determines the general reserve portion of the allowance for loan losses using actual historical loss experience for each individual loan category, as well as evaluating whether qualitative adjustments are necessary. As of December 31, 2022, the allowance for loan losses was $5.8 million which consists of two components: the allowance for loans individually evaluated for impairment (“special reserves”), and the allowance for loans collectively evaluated for impairment (“general reserve”), representing $5.8 million. The general reserve covers loans that are not individually classified as impaired. In evaluating whether qualitative adjustments are necessary, management considers (1) changes in national, regional and local economic conditions that affect the collectability of the loan portfolio (2) changes in collateral value of loans (3) changes in lending policies and procedures, risk selection and underwriting standards (4) changes in the volume and severity of past due loans, nonaccrual loans or loans classified special mention, substandard, doubtful or loss (5) the existence and effect of any concentrations of credit and changes in the level of such concentrations (6) changes in the nature and volume of the loan portfolio and terms of loans, (7) changes in the experience, ability and depth of lending management and other relevant staff, (8) quality of loan review, (9) the effect of other external factors, trends or uncertainties that could affect management’s estimate of probable losses, such as competition and industry conditions.

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
March 6, 2023

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	December 31,
	2022	2021
Assets:
Cash and due from banks	$19,788	$13,681
Interest-bearing deposits with banks	52,048	45,289
Total cash and cash equivalents	71,836	58,970
Debt securities available for sale	25,102	34,394
Debt securities held-to-maturity (fair value of $504 and $1,071)	540	1,040
Loans, net of allowance for loan losses of $5,793 and $3,075	477,218	247,902
Federal Home Loan Bank stock	600	793
Premises and equipment, net	934	843
Right-of-use lease assets	2,119	1,737
Accrued interest receivable	1,444	971
Deferred tax asset	3,836	3,442
Other assets	1,590	1,786

Total assets	$585,219	$351,878
Liabilities and Stockholders’ Equity:

Liabilities:
Noninterest-bearing demand deposits	$159,193	$124,119
Savings, NOW and money-market deposits	108,726	155,102
Time deposits	239,980	13,236

Total deposits	507,899	292,457

Federal Home Loan Bank advances	10,000	18,000
Official checks	110	140
Operating lease liabilities	2,172	1,775
Other liabilities	2,458	996

Total liabilities	522,639	313,368

Commitments and contingencies (Notes 8 and 14)
Stockholders’ equity:
Preferred stock, no par value; 6,000,000 shares authorized:	—	—
Series A Preferred, no par value, no shares issued and outstanding	—	—
Series B Convertible Preferred, no par value, 1,520 shares authorized, 1,360 and 760 shares issued and outstanding	—	—
Preferred stock value	—	—
Common stock, $.01 par value; 10,000,000 shares authorized, 7,058,897 and 4,775,281 shares issued and outstanding	71	48
Additional paid-in capital	90,408	65,193
Accumulated deficit	(22,073)	(26,096)
Accumulated other comprehensive loss	(5,826)	(635)

Total stockholders’ equity	62,580	38,510
Total liabilities and stockholders’ equity	$585,219	$351,878

See accompanying notes to Consolidated Financial Statements

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Earnings

(In thousands)

	Year Ended December 31,
	2022	2021
Interest income:
Loans	$17,952	$9,756
Debt securities	649	488
Other	1,281	145

Total interest income	19,882	10,389

Interest expense:
Deposits	3,234	651
Borrowings	812	334

Total interest expense	4,046	985

Net interest income	15,836	9,404

Provision for loan losses	3,466	1,173

Net interest income after provision for loan losses	12,370	8,231

Noninterest income:
Service charges and fees	2,550	1,331
Gain on sale of premises and equipment	-	340
Other	410	103

Total noninterest income	2,960	1,774

Noninterest expenses:
Salaries and employee benefits	5,449	3,653
Professional fees	546	563
Occupancy and equipment	717	650
Data processing	1,227	765
Insurance	96	95
Regulatory assessment	255	164
Other	1,648	1,046

Total noninterest expenses	9,938	6,936

Net earnings before income taxes (benefit)	5,392	3,069

Income tax expense (benefit)	1,369	(3,227)

Net earnings	$4,023	$6,296

Net earnings per share - basic and diluted	$0.68	$1.61

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

	Year Ended
	December 31,
	2022	2021

Net earnings	4,023	$6,296

Other comprehensive loss:
Change in unrealized loss on debt securities:
Unrealized loss arising during the year	(6,970)	(891)
Amortization of unrealized loss on debt securities transferred to held-to-maturity	16	110

Other comprehensive loss before income taxes	(6,954)	(781)

Deferred income taxes	1,763	215

Total other comprehensive loss	(5,191)	(566)

Comprehensive (loss) income	$(1,168)	$5,730

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2022 and 2021

(Dollars in thousands except per share amounts)

	Preferred		Preferred						Accumulated
	Stock		Stock				Additional		Other	Total
	Series A		Series B		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2020	—	—	400	—	3,203,455	32	50,263	(32,392)	(69)	17,834
Proceeds from the sale of preferred stock	—	—	360	—	—	—	9,000	—	—	9,000
Proceeds from the sale of common stock	—	—	—	—	809,100	9	3,629	—	—	3,638
Stock-based compensation	—	—	—	—	62,112	—	199	—	—	199
Common stock issued for junior subordinated debenture interest payable	—	—	—	—	11,042	—	41	—	—	41
Common stock issued in exchange for Trust Preferred Securities	—	—	—	—	689,572	7	2,061	—	—	2,068
Net change in unrealized gain on debt securities available for sale, net of income taxes	—	—	—	—	—	—	—	—	(676)	(676)
Amortization of unrealized loss on debt securities transferred to held-to-maturity	—	—	—	—	—	—	—	—	110	110
Net earnings	—	—	—	—	—	—	—	6,296	—	6,296
Balance at December 31, 2021	—	—	760	—	4,775,281	48	65,193	(26,096)	(635)	38,510
Proceeds from the sale of preferred stock	—	—	600	—	—	—	15,000	—	—	15,000
Proceeds from the sale of common stock	—	—	—	—	2,191,940	22	9,844	—	—	9,866
Stock-based compensation	—	—	—	—	91,676	1	371	—	—	372
Net change in unrealized loss on debt securities available for sale	—	—	—	—	—	—	—	—	(5,207)	(5,207)
Amortization of unrealized loss on debt securities transferred to held-to-maturity	—	—	—	—	—	—	—	—	16	16
Net earnings	—	—	—	—	—	—	—	4,023	—	4,023
Balance at December 31, 2022	—	—	1,360	—	7,058,897	$71	$90,408	$(22,073)	$(5,826)	$62,580

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net earnings	$4,023	$6,296
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	3,466	1,173
Depreciation and amortization	231	210
Deferred income taxes	1,369	(3,227)
Net accretion of fees, premiums and discounts	(271)	(772)
Stock-based compensation expense	372	199
Gain on sale of premises and equipment, net	-	(340)
(Increase) decrease in accrued interest receivable	(473)	365
Amortization of right-of-use asset	338	92
Net decrease in operating lease liabilities	(323)	(73)
Decrease (increase) in other assets	196	(809)
Increase in official checks and other liabilities	1,432	649
Net cash provided by operating activities	10,360	3,763

Cash flows from investing activities:
Purchase of debt securities available for sale	—	(19,513)
Principal repayments of debt securities available for sale	2,127	2,915
Principal repayments of debt securities held-to-maturity	509	2,409
Net increase in loans	(232,309)	(95,568)
Purchases of premises and equipment	(322)	(381)
Proceeds from sale of premises and equipment	—	1,081
Redemption of FHLB stock	193	299

Net cash used in investing activities	(229,802)	(108,758)

Cash flows from financing activities:
Net increase in deposits	215,442	101,698
Net decrease in FHLB Advances	(8,000)	(5,000)
Proceeds from sale of preferred stock	15,000	9,000
Proceeds from sale of common stock	9,866	3,638

Net cash provided by financing activities	232,308	109,336

Net increase in cash and cash equivalents	12,866	4,341

Cash and cash equivalents at beginning of the year	58,970	54,629

Cash and cash equivalents at end of the year	$71,836	$58,970

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$3,929	$1,041

Income taxes	$—	$—

Noncash transactions:
Change in accumulated other comprehensive loss, net change in unrealized loss on debt securities available for sale, net of income taxes	$(5,191)	$(566)

Amortization of unrealized loss on debt securities transferred to held-to-maturity	$16	$110

Right-of use lease assets obtained in exchange for operating lease liabilities	$720	$925

Issuance of common stock for Junior Subordinated Debenture	$—	$2,068

Issuance of common stock for Junior Subordinated Debenture interest payable	$—	$41

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

At December 31, 2022 and 2021 and for the Years Then Ended

(1) Summary of Significant Accounting Policies

Organization. OptimumBank Holdings, Inc. (the “Company”) is a one-bank holding company and owns 100% of OptimumBank (the “Bank”), a Florida-chartered commercial bank. The Company’s only business is the operation of the Bank. The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of community banking services to individual and corporate customers through its two banking offices located in Broward County, Florida. The Bank is planning to open an additional branch office in Miami-Dade County in the third quarter of 2023.

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

Subsequent Events. The Company has evaluated subsequent events through March 6, 2023, which is the date the consolidated financial statements were issued, determining no additional events required disclosure.

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

The Company may be required by law or regulation to maintain cash reserves in the form of vault cash or deposit with Federal Reserve Banks or in Pass-through accounts with other banks. This requirement is based on the amount of the Bank’s transaction deposit accounts. As of December 31, 2022 and 2021, the Bank did not have a reserve requirement as the Federal Reserve Board lowered the requirements to zero for all depository institutions.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies, continued

Debt Securities. Debt securities may be classified as trading, held to maturity or available for sale. Trading debt securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading debt securities are included immediately in earnings. Held-to-maturity debt securities are those which management has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale debt securities consist of debt securities not classified as trading debt securities nor as held to maturity debt securities. Unrealized holding gains and losses on available for sale debt securities are reported as a net amount in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on the sale of debt securities available for sale are determined using the specific-identification method. Premiums and discounts on debt securities are recognized in interest income using the interest method over the period to maturity.

Management evaluates debt securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. A debt security is impaired if the fair value is less than its carrying value at the financial statement date. When a debt security is impaired, the Company determines whether this impairment is temporary or other-than-temporary. In estimating other-than-temporary impairment (“OTTI”) losses, management assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a debt security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment recognized in operations is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Management utilizes cash flow models to segregate impairments to distinguish between impairment related to credit losses and impairment related to other factors. To assess for OTTI, management considers, among other things, (i) the severity and duration of the impairment; (ii) the ratings of the debt security; (iii) the overall transaction structure (the Company’s position within the structure, the aggregate, near-term financial performance of the underlying collateral, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, and discounted cash flows); and (iv) the timing and magnitude of a break in modeled cash flows.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies, continued

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. There were no changes in the Company’s accounting policies or methodology during the years ended December 31, 2022 or 2021.

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

Revenue Recognition. The majority of the Company’s revenues come from interest income and financial assets, including loans, and securities which are outside the accounting guidance with respect to revenue from contracts with customers. The Company’s services that fall within this guidance are presented within noninterest income and are recognized as revenue as the Company satisfies its obligation to the customer. The following summarizes the Company’s revenue recognition accounting policy for service charges on deposit accounts and gain on sale of premises and equipment.

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

Gain on sale of premises and equipment. Gain on sale of premises and equipment is recognized when control of the property was transferred and it is probable that substantially all consideration will be collected.

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

Advertising. The Company expenses all media advertising as incurred. Media advertising expense included in other noninterest expenses in the accompanying consolidated statements of earnings was approximately $59,000 and $26,000 during the years ended December 31, 2022 and 2021, respectively.

Stock Compensation Plan. The Company has adopted the fair value recognition method and expenses the fair value of any stock options as they vest. Under the fair value recognition method, the Company recognizes stock-based compensation in the accompanying consolidated statements of earnings.

Net Earnings Per Share. Basic net earnings per share is computed on the basis of the weighted-average number of common shares outstanding. In 2022 and 2021, basic and diluted net earnings per share were the same because there are no outstanding potentially diluted securities. Earnings per common share has been computed based on the following:

	Year Ended December 31,
	2022	2021
Weighted-average number of common shares outstanding used to calculate basic and diluted net earnings per common share	5,954,847	3,899,118

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

Comprehensive Loss (Income). GAAP generally requires that recognized revenue, expenses, gains and losses be included in net earnings. Although certain changes in consolidated assets and liabilities, such as unrealized gains and losses on debt securities available for sale, are reported as a separate component of the equity section of the consolidated balance sheets, such items along with net earnings, are components of comprehensive (loss) income.

Accumulated other comprehensive loss consists of the following (in thousands):

	December 31,
	2022	2021

Unrealized loss on debt securities available for sale	$(7,786)	$(816)
Unamortized portion of unrealized loss related to debt securities available for sale transferred to debt securities held-to-maturity	(18)	(34)
Income tax benefit	1,978	215

Accumulated other comprehensive loss	$(5,826)	$(635)

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies, continued

Reclassifications. Certain amounts in 2021 consolidated financial statements have been reclassified to conform to the 2022 consolidated financial statement presentation.

Adoption on New Accounting Standards: On January 1, 2023, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell or believes that is more likely than not they will be required to sell.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost, and off-balance-sheet (OBS) credit exposures. Results for reporting periods beginning after January 1, 2023, will be presented under ASC 326 while prior period amounts will continue to be reported in accordance with previously applicable GAAP. The Company recorded a net decrease to retained earnings of $241,000 as of January 1, 2023, for the cumulative effect of adopting ASC 326.

(2) Debt Securities. Debt securities have been classified according to management’s intent. The carrying amount of debt securities and approximate fair values are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At December 31, 2022:
Available for sale:
SBA Pool Securities	$834	$1	$(18)	$817
Collateralized mortgage obligations	145	—	(15)	130
Taxable municipal securities	16,729	—	(5,109)	11,620
Mortgage-backed securities	15,180	—	(2,645)	12,535
Total	$32,888	$1	$(7,787)	$25,102

Held-to-maturity:
Collateralized mortgage obligations	$475	$—	$(35)	$440
Mortgage-backed securities	65	—	(1)	64
Total	$540	$—	$(36)	$504

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

There were no sales of debt securities available for sale during the years ended December 31, 2022 and 2021.

Debt securities with gross unrealized losses, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position, is as follows (in thousands):

	Over Twelve Months		Less Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
At December 31, 2022:
Available for Sale:
SBA Pool Securities	$18	$657	$—	$—
Collateralized mortgage obligations	$—	$—	$15	$130
Taxable municipal securities	$5,109	$11,620	$—	$—
Mortgage-backed securities	$2,621	$12,292	$24	$243
Total	$7,748	$24,569	$39	$373
At December 31, 2021:
Available for Sale:
SBA Pool Securities	$26	$895	$—	$—
Taxable municipal securities	$81	$1,853	$278	$12,828
Mortgage-backed securities	$242	$6,179	$235	$9,984
Total	$349	$8,927	$513	$22,812

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(2) Debt Securities, Continued.

At December 31, 2022 and 2021, the unrealized losses on forty and twenty-nine debt securities, respectively, were caused by market conditions. It is expected that the debt securities will not be settled at a price less than the book value of the investments. Because the decline in fair value is attributable to market conditions and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

The Company’s debt securities available-for-sale and held-to-maturity all have contractual maturity dates which are greater than ten years as of December 31, 2022. Expected maturities of these debt securities will differ from contractual maturities because borrowers have the right to call or repay obligations with or without call or prepayment penalties.

(3) Loans. The components of loans are as follows (in thousands):

	At December 31,
	2022	2021

Residential real estate	$50,354	$32,583
Multi-family real estate	69,555	48,592
Commercial real estate	310,695	129,468
Land and construction	17,286	3,772
Commercial	5,165	14,157
Consumer	30,323	22,827

Total loans	483,378	251,399

Deduct:
Net deferred loan fees	(367)	(422)
Allowance for loan losses	(5,793)	(3,075)

Loans, net	$477,218	$247,902

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3) Loans, Continued. An analysis of the change in the allowance for loan losses for the years ended December 31, 2022 and 2021 follows (in thousands):

	Residential Real Estate	Multi- Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Total

Year Ended December 31, 2022:
Beginning balance	$482	$535	$1,535	$32	$74	$417	$3,075
Provision for loan losses	286	213	1,727	141	244	855	3,466
Charge-offs	—	—	—	—	(97)	(804)	(901)
Recoveries	—	—	—	—	56	97	153

Ending balance	$768	$748	$3,262	$173	$277	$565	$5,793
Year Ended December 31, 2021:
Beginning balance	$463	$253	$884	$52	$103	$151	$1,906
Credit) provision for loan losses	(11)	282	651	(28)	(231)	510	1,173
Charge-offs	—	—	—	—	(23)	(254)	(277)
Recoveries	30	—	—	8	225	10	273

Ending balance	$482	$535	$1,535	$32	$74	$417	$3,075

The balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2022 and 2021 follows (in thousands):

	Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Total
At December 31, 2022:
Individually evaluated for impairment:
Recorded investment	$—	$—	$—	$—	$—	$—	$—
Balance in allowance for loan losses	$—	$—	$—	$—	$—	$—	$—

Collectively evaluated for impairment:
Recorded investment	$50,354	$69,555	$310,695	$17,286	$5,165	$30,323	$483,378
Balance in allowance for loan losses	$768	$748	$3,262	$173	$277	$565	$5,793

At December 31, 2021:
Individually evaluated for impairment:
Recorded investment	$—	$—	$—	$—	$—	$—	$—
Balance in allowance for loan losses	$—	$—	$—	$—	$—	$—	$—

Collectively evaluated for impairment:
Recorded investment	$32,583	$48,592	$129,468	$3,772	$14,157	$22,827	$251,399
Balance in allowance for loan losses	$481	$535	$1,535	$32	$72	$420	$3,075

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3) Loans, Continued. The following summarizes the loan credit quality (in thousands):

	Pass	OLEM (Other Loans Especially Mentioned)	Sub- standard	Doubtful	Loss	Total

At December 31, 2022:
Residential real estate	$50,354	$—	$—	$—	$—	$50,354
Multi-family real estate	69,555	—	—	—	—	69,555
Commercial real estate	309,458	—	1,237	—	—	310,695
Land and construction	17,286	—	—	—	—	17,286
Commercial	5,165	—	—	—	—	5,165
Consumer	30,323	—	—	—	—	30,323

Total	$482,141	$—	$1,237	$—	$—	$483,378
A December 31, 2021:
Residential real estate	$30,080	$—	$2,503	$—	$—	$32,583
Multi-family real estate	47,962	630	—	—	—	48,592
Commercial real estate	125,620	3,848	—	—	—	129,468
Land and construction	3,772	—	—	—	—	3,772
Commercial	13,960	197	—	—	—	14,157
Consumer	22,827	—	—	—	—	22,827

Total	$244,221	$4,675	$2,503	$—	$—	$251,399

Internally assigned loan grades are defined as follows:

Pass –	a Pass loan’s primary source of loan repayment is satisfactory, with secondary sources very likely to be realized if necessary. These are loans that conform in all aspects to bank policy and regulatory requirements, and no repayment risk has been identified.

OLEM –	an Other Loan Especially Mentioned has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or the Company’s credit position at some future date.

Substandard –	a Substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Included in this category are loans that are current on their payments, but the Bank is unable to document the source of repayment. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful –	a loan classified as Doubtful has all the weaknesses inherent in one classified as Substandard, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future. The Company charges off any loan classified as Doubtful.

Loss –	a loan classified as Loss is considered uncollectible and of such little value that continuance as a bankable asset is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future. The Company fully charges off any loan classified as Loss.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3) Loans, Continued. Age analysis of past due loans at December 31, 2022 and 2021 is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At December 31, 2022:
Residential real estate	$—	$—	$—	$—	$50,354	$—	$50,354
Multi-family real estate	—	—	—	—	69,555	—	69,555
Commercial real estate	—	—	—	—	310,695	—	310,695
Land and construction	—	—	—	—	17,286	—	17,286
Commercial	—	—	—	—	5,165	—	5,165
Consumer	150	27	—	177	30,146	—	30,323

Total	$150	$27	$—	$177	$483,201	$—	$483,378

At December 31, 2021:
Residential real estate	$198	$—	$—	$198	$32,385	$—	$32,583
Multi-family real estate	—	—	—	—	48,592	—	48,592
Commercial real estate	—	—	—	—	129,468	—	129,468
Land and construction	—	—	—	—	3,772	—	3,772
Commercial	—	—	—	—	14,157	—	14,157
Consumer	69	—	—	69	22,758	—	22,827

Total	$267	$—	$—	$267	$251,132	$—	$251,399

The Company had no impaired loans at December 31, 2022 and 2021

The average recorded investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	For the Year Ended December 31,
	2022				2021
	Average Recorded Investment	Interest Income Recognized		Interest Income Received	Average Recorded Investment	Interest Income Recognized	Interest Income Received

Residential real estate	$—	$		$—	$—	$—	$—
Commercial real estate	$—		$—	$—	$658	$7	$7
Commercial	$—		$—	$—	$—	$—	$—
Total	$—		$—	$—	$658	$7	$7

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3) Loans, Continued. No loans have been determined to be troubled debt restructurings (TDR’s) during the year ended December 31, 2022 and 2021. At December 31, 2022 and 2021, there were no loans modified and entered into TDR’s within the past twelve months, that subsequently defaulted during the years ended December 31, 2022 or 2021.

(4) Premises and Equipment A summary of premises and equipment follows (in thousands):

	At December 31,
	2022	2021
Furniture, fixtures and equipment	$1,138	$819
Leasehold improvements	657	654

Total, at cost	1,795	1,473

Less accumulated depreciation and amortization	(861)	(630)

Premises and equipment, net	$934	$843

During the year ended December 31, 2021, the Company sold one of its branch locations to a third-party. The sale was completed in November 2021 for $1,081,000. In connection with the sale, the Company recorded a gain in the consolidated statements of earnings of $340,000 in 2021.

(5) Leases. The Company’s operating lease obligation is for two of its branch locations. as well as a third location expected to open in 2023 in North Miami Beach, Florida. Our leases have a weighted-average remaining lease term of approximately 8.3 years and do not offer options to extend the leases. The components of lease expense and other lease information are as follows (in thousands):

	For the year ended December 31,
	2022	2021

Operating lease cost	$280	$213
Cash paid for amounts included in measurement of lease liabilities	$261	$195

	At December 31,
	2022	2021

Operating lease right-of-use assets	$2,119	1,737
Operating lease liabilities	$2,172	1,775
Weighted-average remaining lease term	8.4 years	8.3 years
Weighted-average discount rate	2.3%	2.11%

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(5) Leases. Continued Future minimum lease payments under non-cancellable leases, reconciled to our discounted operating lease liabilities are as follows (in thousands):

At December 31, 2022
2023	$264
2024	270
2025	276
2026	288
2027	314
Thereafter	1,068
Total future minimum lease payments	2,480
Less interest	(308)
Total operating lease liability	$2,172

(6) Deposits

The aggregate amount of time deposits with a minimum denomination of $250,000 was approximately $47.3 million and $1.7 million at December 31, 2022 and 2021, respectively.

A schedule of maturities of time deposits at December 31, 2022 follows (in thousands):

Maturing Year Ending December 31,	Amount
2023	$223,840
2024	15,620
2025	519
2026	1
Total	$239,980

(7) Federal Home Loan Bank Advances and Other Available Credit

The maturities and interest rates on the Federal Home Loan Bank (“FHLB”) advances were as follows (dollars in thousands)

Maturity Year Ending	Interest	At December 31,
December 31,	Rate	2022	2021
2024	1.96%	$—	$4,000
2025	1.01%	10,000	10,000
2029	1.69%	—	4,000
		$10,000	$18,000

At December 31, 2022, three FHLB Advances were structured advances with potential calls on a quarterly basis.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(7) Federal Home Loan Bank Advances and Other Available Credit Continued

FHLB advances are collateralized by a blanket lien requiring the Company to maintain certain first mortgage loans as pledged collateral. At December 31, 2022, the Company had remaining credit availability of $125.7 million. At December 31, 2022, the Company had loans pledged with a carrying value of $211.5 million as collateral for FHLB advances.

At December 31, 2022, the Company also had lines of credit amounting to $19.5 million with five correspondent banks to purchase federal funds. At December 31, 2022 and 2021 there were no borrowings under these lines of credit.

(8) Financial Instruments

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	At December 31, 2022			At December 31, 2021
	Carrying Amount	Fair Value	Level	Carrying Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$71,836	$71,836	1	$58,970	$58,970	1
Debt Securities available for sale	25,102	25,102	2	34,394	34,394	2
Debt Securities held-to-maturity	540	504	2	1,040	1,071	2
Loans	477,218	476,566	3	247,902	247,788	3
Federal Home Loan Bank stock	600	600	3	793	793	3
Accrued interest receivable	1,444	1,444	3	971	971	3

Financial liabilities:
Deposit liabilities	507,899	512,357	3	292,457	292,537	3
Federal Home Loan Bank advances	10,000	9,450	3	18,000	18,021	3
Off-balance sheet financial instruments	—	—	3	—	—	3

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

(8) Financial Instruments Continued

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

Commitments to extend credit, unused lines of credit, and standby letters of credit typically result in loans with a market interest rate when funded. A summary of the contractual amounts of the Company’s financial instruments with off-balance-sheet risk at December 31, 2022 follows (in thousands):

Commitments to extend credit	$15,447

Unused lines of credit	$17,400

Standby letters of credit	$4,313

(9) Income Taxes

Income tax benefit consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021
Current:
Federal	$—	$—
State	—	—

Total Current	—	—

Deferred:
Federal	1,071	609
State	298	169
Change in Valuation Allowance	—	(4,005)

Total Deferred Income tax expense (benefit)	1,369	(3,227)

Total Income tax expense (benefit)	$1,369	$(3,227)

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(9) Income Taxes Continued

The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows (dollars in thousands):

	Year Ended December 31,
	2022		2021
	Amount	% of Pretax Loss	Amount	% of Pretax Loss

Income tax benefit at statutory rate	$1,132	21.0%	$644	21.0%
Increase (decrease) resulting from:
State taxes, net of Federal tax benefit	235	4.4%	134	4.3%
Other permanent differences	2	0.0%	—	—
Change in valuation allowance	—	—	(4,005)	(130.5)%
	$1,369	25.4%	$(3,227)	(105.2)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	At December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$1,322	$3,336
Allowance for loan losses	893	15
Premises and equipment	55	53
Nonaccrual loan interest	26	30
Accrued expense	72	—
Operating lease liabilities	550	450
Unrealized loss on debt securities	1,978	215

Total deferred tax assets	4,896	4,099

Deferred tax liabilities:
Right of use lease assets	(537)	(440)
Loan costs	(523)	(217)
Total deferred tax liabilities	(1,060)	(657)
Net deferred tax asset	$3,836	$3,442

During the year ended December 31, 2021, the Company assessed its earnings history and trend over the past year and its estimate of future earnings. In 2021, the Company determined that it was more likely than not that the deferred tax assets would be realized in the near term. Accordingly, the valuation allowance that was recorded and maintained against the net deferred tax asset for the amount not expected to be realized in the future was fully reversed in 2021 in the amount of $4.0 million.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(9) Income Taxes, Continued

At December 31, 2022, the Company had net operating loss carryforwards of approximately $5.2 million for Federal and Florida tax purposes available to offset future taxable income. These carryforwards will begin to expire in 2029. A portion of the Federal and Florida net operating losses are subject to Internal Revenue Code (“IRC”) Section 382 limitations.

The Company files U.S. and Florida income tax returns. The Company is no longer subject to U.S. Federal or state income tax examinations by taxing authorities for years before 2019.

(10) Related Party Transactions

The Company has entered into transactions with its executive officers, directors and their affiliates in the ordinary course of business.

During 2022, the Company incurred approximately $65,000 in legal fees payable to a law firm owned by a director.

At December 31, 2022 and 2021, related parties had approximately $32,750,000 and $46,600,000, respectively, on deposit with the Company.

At December 31, 2022 and 2021, related party loans totaled $100,500 and $1,000,000, respectively.

(11) Stock-Based Compensation

The Company is authorized to grant stock options, stock grants and other forms of equity-based compensation under its 2018 Equity Incentive Plan, as amended (the “Plan”). The plan has been approved by the shareholders. The Company is authorized to issue up to 550,000 shares of common stock under the 2018 Plan, of which 391,579 have been issued, and 158,421 shares remain available for grant.

During the year ended December 31, 2021, the Company recorded compensation expense of $199,000 with respect to 62,112 shares issued to a director and an executive officer for services performed.

During the year ended December 31, 2022, the Company recorded compensation expense of $275,000 with respect to 67,183 shares issued to a director and an executive officer for services performed.

During the year ended December 31, 2022 the Company recorded compensation expense of $97,000 with respect to 24,493 shares issued to certain employees for services performed.

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

The CBLR Framework removes the requirement for qualifying banking organizations to calculate and report risk-based capital but rather only requires a Tier 1 to average assets (leverage) ratio. Qualifying community banking organizations that elect to use the community bank leverage ratio framework and that maintain a leverage ratio of greater than required minimums will be considered to have satisfied the generally applicable risk based and leverage capital requirements in the agencies’ capital rules (generally applicable rule) and, if applicable, will be considered to have met the well capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. Under the CBLR Framework, the community bank leverage ratio minimum requirement is 9%. Under the final rule, an eligible community banking organization can opt out of the CBLR framework and revert back to the risk-weighting framework without restriction.

Management believes, as of December 31, 2022, that the Bank meets all capital adequacy requirements to which it is subject. The Bank’s actual capital amounts and percentages are presented in the table ($ in thousands):

			To Be Well Capitalized Under Prompt Corrective
	Actual		Action Regulations (CBLR Framework)
	Amount	%	Amount	%
As of December 31, 2022:
Tier I Capital to Total Assets	$66,291	11.29%	$52,865	9.00%

As of December 31, 2021:
Tier I Capital to Total Assets	$35,338	10.64%	$28,235	8.50%

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

(15) Retirement Plans.

The Company has a 401(k) Profit Sharing plan covering all eligible employees who are over the age of twenty-one and have completed one year of service. The Company may make a matching contribution each year. The Company matching contributions in connection with this plan during the year ended December 31, 2022 was $86,000. There were no matching contributions during the year ended December 31, 2021.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(16) Fair Value Measurement

Debt securities available for sale measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2022:
SBA Pool Securities	$817	$—	$817	$—
Collateralized mortgage obligations	130	—	130	—
Taxable municipal securities	11,620	—	11,620	—
Mortgage-backed securities	12,535	—	12,535	—
Total	$25,102	$—	$25,102	$—

At December 31, 2021:
SBA Pool Securities	$1,072	$—	$1,072	$—
Collateralized mortgage obligations	217	—	217	—
Taxable municipal securities	16,426	—	16,426	—
Mortgage-backed securities	16,679	—	16,679	—
Total	$34,394	$—	$34,394	$—

During the years ended December 31, 2022 and 2021, no debt securities were transferred in or out of Level 3.

(17) Company Unconsolidated Financial Information

The Company’s unconsolidated financial information as of December 31, 2022 and 2021 and for the years then ended follows (in thousands):

Condensed Balance Sheets

	At December 31,
	2022	2021
Assets

Cash	$602	$508
Investment in subsidiary	60,464	36,364
Other assets	2,149	1,843

Total assets	$63,215	$38,715

Liabilities and Stockholders’ Equity

Other liabilities	$636	$205
Stockholders’ equity	62,579	38,510

Total liabilities and stockholders’ equity	$63,215	$38,715

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(17) Company Unconsolidated Financial Information Continued

Condensed Statements of Earnings

	Year Ended December 31,
	2022	2021
Income of subsidiary	$4,791	$5,412
Interest expense	-	(41)
Other expense	(1,029)	(751)
Income tax benefit	261	1,676

Net earnings	$4,023	$6,296

Condensed Statements of Cash Flows

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net earnings	$4,023	$6,296
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Stock-based compensation	372	199
Equity in undistributed income of subsidiary	(4,792)	(5,412)
Deferred income tax benefit	(261)	(1,676)
Increase in other liabilities	431	149
(Increase) decrease in other assets	(45)	475

Net cash (used in) provided by operating activities	(272)	31

Cash flow from investing activities:
Capital infusion to bank subsidiary	(24,500)	(12,324)

Cash flow from financing activities:
Proceeds from sale of preferred stock	15,000	9,000
Proceeds from sale of common stock	9,866	3,678

Cash provided by financing activities	24,866	12,678

Net increase in cash	94	385

Cash at beginning of the year	508	123

Cash at end of year	$602	$508

Noncash transactions:

Change in accumulated other comprehensive loss of subsidiary, net change in unrealized loss on debt securities available for sale, net of income taxes	$(5,191)	$(566)

Issuance of common stock in exchange for Trust Preferred Securities	$-	$2,068

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(18) Preferred Stock

During 2022 and 2021, the Company issued 600 and 360 shares, respectively, of the Company’s Series B Participating Preferred Stock (the “Series B Preferred”) at a price of $25,000 per share, or an aggregate of $15 million during 2022 and $9,000,000 during 2021. The Preferred Stock has no par value. Except in the event of liquidation, if the Company declares or pays a dividend or distribution on the common stock, the Company shall simultaneously declare and pay a dividend on the Series B Preferred on a pro rata basis with the common stock determined on an as-converted basis assuming all shares of Series B Preferred Stock had been converted immediately prior to the record date of the applicable dividend. The Preferred Stock is convertible into 11,114,000 shares of common stock, at the option of the Company, subject to the prior fulfilment of the following conditions: (i) such conversion shall have been approved by the holders of a majority of the outstanding common stock of the Company; and (ii) such conversion shall not result in any holder of the Series B Preferred Stock and any persons with whom the holder may be acting in concert, becoming beneficial owners of more than 9.9% of the outstanding shares of the common stock. The number of shares issuable upon conversion is subject to adjustment based on the terms of the applicable Certificate of Designation for the Series B Preferred (the “Certificate of Designation”) The Series B Preferred has preferential liquidation rights over common stockholders and holders. The liquidation price is the greater of $25,000 per share of Series B Preferred or such amount per share of Series A Preferred that would have been payable had all shares of the Series B Preferred had been converted into common stock pursuant to the terms of the Certificate of Designation immediately prior to a liquidation. The Series B Preferred generally has no voting rights except as provided in the Certificate of Designation.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, the Company used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its evaluation under the framework in Internal Control-Integrated Framework, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2022.

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

(c) Changes in Internal Controls

The Company has made no significant changes in its internal controls over financial reporting during the year ended December 31, 2022 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The Company has a Code of Ethics that applies to its chief executive officer, chief operating officer, chief financial officer (who is also its chief accounting officer) and controller. This Code of Ethics is also posted on its website at www.optimumbank.com/corpgovernance.html.

A list of the Company’s executive officers and biographical information about them and its directors will be included in the definitive Proxy Statement for its 2023 Annual Meeting of Stockholders, which will be filed within 120 days of the end of its fiscal year ended December 31, 2022 (the “2023 Proxy Statement”) and is incorporated herein by reference. Information about its Audit Committee may be found in the Proxy Statement. That information is incorporated herein by reference.

Item 11. Executive Compensation

Information relating to the Company’s executive officer and director compensation and the compensation committee of its Board of Directors will be included in the 2023 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to security ownership of certain beneficial owners of its common stock and information relating to the security ownership of its management will be included in the 2023 Proxy Statement and is incorporated herein by reference.

The Company has one equity compensation plan under which shares of its common stock were available to be issued at December 31, 2022. The plan was previously approved by its shareholders. The following table sets forth information as of December 31, 2022 with respect to the number of shares of the Company’s common stock issuable pursuant to this plan.

Equity Compensation Plan Information

The following table provides information generally as of December 31, 2022, regarding securities to be issued on exercise of stock options, and securities remaining available for issuance under the Company’s equity compensation plan that was in effect during fiscal year 2022.

Number of
securities
remaining
	Number of	Weighted	available for
	securities to be	average	future
	issued upon	exercise	issuance
	exercise of	price of	under the equity
	outstanding	outstanding	compensation
Plan Category	options	options	plan
Equity compensation plans approved by stockholders	—	—	158,421

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence will be included in the 2023 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accounting fees and services will be included in the 2023 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

3.1	Articles of Incorporation (as amended to March 6, 2023)

3.2	Articles of Amendment to the Articles of Incorporation, effective as of October 23, 2019 (incorporated by reference to Exhibit to the Proxy Statement filed with the SEC on July 25, 2019)

3.3	Articles of Amendment to the Articles of Incorporation, effective as of March 1, 2016

3.4	Articles of Amendment to the Articles of Incorporation, effective as of December 28, 2022

4.1	Bylaws (incorporated by reference from Current Report on Form 8-K filed with the SEC on May 11, 2004)

4.2	Description of Securities

4.3	Form of stock certificate (incorporated by reference from Quarterly Report on Form 10-QSB filed with the SEC on August 12, 2004)

10.1	OptimumBank Holdings, Inc. 2018 Equity Incentive Plan (incorporated by reference from Proxy Statement on Schedule 14A filed with the SEC on May 2, 2018)

10.2	Amended and Restated Stock Purchase Agreement, dated as of December 5, 2011, between OptimumBank Holdings, Inc. and Moishe Gubin (incorporated by reference from Current Report on Form 8-K filed with the SEC on December 9, 2011)

10.3	Amended and Restated Stock Purchase Agreement, dated as of March 22, 2013, between OptimumBank Holdings, Inc. and Moishe Gubin (incorporated by reference from Current Report on Form 8-K filed with the SEC on March 28, 2013)

10.4	Form of Registration Rights Agreement between OptimumBank Holdings, Inc. and Moishe Gubin (incorporated by reference from Current Report on Form 8-K filed with the SEC on October 31, 2011)

10.5	Form of Registration Rights Agreement between OptimumBank Holdings, Inc. and Investors (incorporated by reference from Current Report on Form 8-K filed with the SEC on October 31, 2011)

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated by reference from Annual Report on Form 10-K filed with the SEC on March 31, 2010)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Principal Executive Officer under 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer under 18 U.S.C. Section 1350

EXHIBIT INDEX

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lauderdale, State of Florida, on the 6th day of March, 2023.

OPTIMUMBANK HOLDINGS, INC.

/s/ Timothy Terry
Timothy Terry
Principal Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Moishe Gubin	Chairman of the Board	March 6, 2023
Moishe Gubin

/s/ Joel Klein	Principal Financial Officer	March 6, 2023
Joel Klein

/s/ Steven Newman	Director	March 6, 2023
Steven Newman

/s/ Moishe Gubin	Director	March 6, 2023
Moishe Gubin

/s/ Martin Schmidt	Director	March 6, 2023
Martin Schmidt

/s/ Joel Klein	Director	March 6, 2023
Joel Klein

/s/ Avi M. Zwelling	Director	March 6, 2023
Avi M. Zwelling

/s/ Michael Blisko	Director	March 6, 2023
Michael Blisko

