Form 10-Q
period 2023-03-31
OptimumBank Holdings, Inc.
filed 2023-05-10
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,250,218 shares of common stock, $.01 par value, issued and outstanding as of May 10, 2023.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

i

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets:
Cash and due from banks	$20,692	$19,788
Interest-bearing deposits with banks	65,966	52,048
Total cash and cash equivalents	86,658	71,836
Debt securities available for sale	25,554	25,102
Debt securities held-to-maturity (fair value of $468 and $504)	498	540
Loans, net of allowance for credit losses of $6,353 and $5,793	495,556	477,218
Federal Home Loan Bank stock	1,354	600
Premises and equipment, net	1,117	934
Right-of-use lease assets	2,369	2,119
Accrued interest receivable	1,427	1,444
Deferred tax asset	3,323	3,836
Other assets	4,180	1,590

Total assets	$622,036	$585,219
Liabilities and Stockholders’ Equity:

Liabilities:
Noninterest-bearing demand deposits	$159,784	$159,193
Savings, NOW and money-market deposits	134,020	108,726
Time deposits	233,583	239,980

Total deposits	527,387	507,899

Federal Home Loan Bank advances	25,000	10,000

Official checks	981	110
Operating lease liabilities	2,431	2,172
Other liabilities	1,332	2,458

Total liabilities	557,131	522,639

Commitments and contingencies (Notes 8 and 11)
Stockholders’ equity:
Preferred stock, no par value; 6,000,000 shares authorized:
Series A Preferred, no par value, no shares issued and outstanding	—	—
Series B Convertible Preferred, no par value, 1,520 shares authorized, 1,360 shares issued and outstanding	—	—
Common stock, $.01 par value; 10,000,000 shares authorized, 7,250,218 and 7,058,897 shares issued and outstanding	72	71
Additional paid-in capital	91,221	90,408
Accumulated deficit	(21,101)	(22,073)
Accumulated other comprehensive loss	(5,287)	(5,826)

Total stockholders’ equity	64,905	62,580
Total liabilities and stockholders’ equity	$622,036	$585,219

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2023	2022
Interest income:
Loans	$6,589	$3,263
Debt securities	178	163
Other	749	37

Total interest income	7,516	3,463

Interest expense:
Deposits	2,432	175
Borrowings	25	61

Total interest expense	2,457	236

Net interest income	5,059	3,227

Credit loss expense	820	392

Net interest income after credit loss expense	4,239	2,835

Noninterest income:
Service charges and fees	719	589
Other	10	61

Total noninterest income	729	650

Noninterest expenses:
Salaries and employee benefits	1,966	1,335
Professional fees	197	147
Occupancy and equipment	189	167
Data processing	366	277
Regulatory assessment	209	77
Other	495	337

Total noninterest expenses	3,422	2,340

Net earnings before income taxes	1,546	1,145

Income taxes	393	290

Net earnings	$1,153	$855

Net earnings per share - Basic and diluted	$.16	$.17

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2023	2022

Net earnings	$1,153	$855

Other comprehensive income (loss):
Change in unrealized loss on debt securities:
Unrealized gain (loss) arising during the period	715	(2,781)

Amortization of unrealized loss on debt securities transferred to held-to-maturity	1	7

Other comprehensive income (loss) before income taxes	716	(2,774)

Deferred income taxes (benefit)	177	(703)

Total other comprehensive income (loss)	539	(2,071)

Comprehensive income (loss)	$1,692	$(1,216)

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2023 and 2022

(Dollars in thousands)

	Preferred Stock						Additional		Accumulated
	Series A		Series B		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2021	—	$—	760	$—	4,775,281	$48	$65,193	$(26,096)	$(635)	$38,510

Proceeds from the sale of preferred stock (unaudited)	—	—	260	—	—	—	6,500	—	—	6,500

Proceeds from the sale of common stock (unaudited)	—	—	—	—	1,227,331	12	5,511	—	—	5,523

Net change in unrealized loss on debt securities available for sale (unaudited)	—	—	—	—	—	—	—	—	(2,078)	(2,078)

Amortization of unrealized loss on debt securities transferred to held-to-maturity (unaudited)	—	—	—	—	—	—	—	—	7	7

Net earnings for three months ended March 31, 2022 (unaudited)	—	—	—	—	—	—	—	855	—	855

Balance at March 31, 2022 (unaudited)	—	$—	1,020	$—	6,002,612	$60	$77,204	$(25,241)	$(2,706)	$49,317

Balance at December 31, 2022	—	$—	1,360	$—	7,058,897	$71	$90,408	$(22,073)	$(5,826)	$62,580

Additional allowance recognized due to adoption of Topic 326	—	—	—	—	—	—	—	(181)	—	(181)

Proceeds from the sale of common stock (unaudited)	—	—	—	—	72,221	—	324	—	—	324

Stock-based Compensation (unaudited)	—	—	—	—	119,101	1	489	—	—	490

Net change in unrealized loss on debt securities available for sale (unaudited)	—	—	—	—	—	—	—	—	538	538

Amortization of unrealized loss on debt securities transferred to held-to-maturity (unaudited)	—	—	—	—	—	—	—	—	1	1

Net earnings for three months ended March 31, 2023 (unaudited)	—	—	—	—	—	—	—	1,153	—	1,153

Balance at March 31, 2023 (unaudited)	—	$—	1,360	$—	7,250,219	$72	$91,221	$(21,101)	$(5,287)	$64,905

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net earnings	$1,153	$855
Adjustments to reconcile net earnings to net cash provided by operating activities:
Credit loss expense	820	392
Depreciation and amortization	57	56
Deferred income taxes	397	290
Net accretion of fees, premiums and discounts	8	(62)
Stock-based compensation expense	490	96
Decrease in accrued interest receivable	17	44
Amortization of right of use asset	65	156
Net decrease in operating lease liabilities	(56)	(155)
(Increase) decrease in other assets	(2,590)	291
Decrease in official checks and other liabilities	(332)	(317)
Net cash provided by operating activities	29	1,646

Cash flows from investing activities:
Principal repayments of debt securities available for sale	232	617
Principal repayments of debt securities held-to-maturity	42	236
Net increase in loans	(19,299)	(26,061)
Purchases of premises and equipment	(240)	(47)
Purchase of FHLB stock	(754)	(57)

Net cash used in investing activities	(20,019)	(25,312)

Cash flows from financing activities:
Net increase in deposits	19,488	24,865
Net increase in FHLB Advances	15,000	—
Proceeds from sale of preferred stock	—	6,500
Proceeds from sale of common stock	324	5,523

Net cash provided by financing activities	34,812	36,888

Net increase in cash and cash equivalents	14,822	13,222

Cash and cash equivalents at beginning of the period	71,836	58,970

Cash and cash equivalents at end of the period	$86,658	$72,192

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,327	$237

Income taxes	$—	$—

Noncash transactions:
Change in accumulated other comprehensive loss, net change in unrealized loss on debt securities available for sale, net of income taxes	$538	$(2,078)

Amortization of unrealized loss on debt securities transferred to held-to-maturity	$1	$7

Reduction of stockholder’s equity due to adoption of topic 326, net	$(181)	—
Right-of use lease assets obtained in exchange for operating lease liabilities	$315	$—
Increase in other liabilities for stock-based compensation	$—	$96

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

Basis of Presentation. In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2023, and the results of operations and cash flows for the three month periods ended March 31, 2023 and 2022. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the full year.

Comprehensive Income (Loss). Generally Accepted Accounting Principles generally require that recognized revenue, expenses, gains and losses be included in net earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale debt securities, are reported as a separate component of the equity section of the condensed consolidated balance sheets, such items along with net earnings, are components of comprehensive income (loss).

Accumulated other comprehensive loss consists of the following (in thousands):

	March 31,	December 31,
	2023	2022

Unrealized loss on debt securities available for sale	$(7,072)	$(7,786)
Unamortized portion of unrealized loss related to debt securities available for sale transferred to securities held-to-maturity	(17)	(18)
Income tax benefit	1,802	1,978

Accumulated other comprehensive loss	$(5,287)	$(5,826)

Reclassifications. Certain amounts have been reclassified to allow for consistent presentation for the periods presented.

Adoption of New Accounting Standards. The Company adopted Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and the related amendments (collectively, Accounting Standards Codification 326), effective January 1, 2023. The guidance replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to certain off-balance sheet credit exposures not accounted for as insurance, including loan commitments, standby letters of credits, financial guarantees, and other similar instruments. In addition, Accounting Standards Codification 326 (“ASC 326”) made changes to the accounting for debt securities available for sale. One such change is to require credit losses to be presented as an allowance rather than as a write-down on debt securities available for sale that management does not intend to sell or believes that it is more likely than not they will not be required to sell. ASC 326 also changed the accounting for purchased financial assets with credit deterioration.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The adoption of CECL resulted in the recognition of $219,000 allowance for credit losses, $23,000 of liability for unfunded commitments, a deferred income tax asset of $61,000 and a reduction in retained earnings of $181,000. With this transition method, the Company did not have to restate comparative prior periods presented in the consolidated financial statements related to ASC 326 but will present comparative prior periods disclosures using the previous accounting guidance for the allowance for loan losses. The Company adopted ASC 326 using the prospective transition approach for debt securities available for sale. As of January 1, 2023, the Company did not have any allowance for credit losses on debt securities.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) General, Continued.

Allowance for Credit Losses (“ACL”). The following is a summary of the Company’s significant accounting policies with respect to ASC 326:

ACL - Debt Securities Available for Sale. Management uses a systematic methodology to determine its ACL for debt securities available for sale. Each quarter management evaluates impairment where there has been a decline in fair value below the amortized cost basis to determine whether there is a credit loss associated with the decline in fair value. The Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either one of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which the fair value is less than the amortized cost basis, among various other factors, including the nature of the collateral, potential future changes in collateral values, default rates, delinquency rates, third-party guarantees, credit ratings, interest rate changes since purchase, volatility of the security’s fair value and historical loss information for financial assets secured with similar collateral among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost basis, an ACL is recorded, which is limited by the amount that the fair value is less than the amortized cost basis. Credit losses are calculated individually, rather than collectively. Any impairment that has not been recorded through an ACL is recognized in other comprehensive loss.

Changes in the ACL are recorded as credit loss expense (reversal). Losses are charged against the ACL when management believes the collectability of the debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the debt securities available for sale and does not record an ACL on accrued interest receivable. As of March 31, 2023, the accrued interest receivable for debt securities available for sale recognized in accrued interest receivable was $140,000.

ACL – Debt Securities Held to Maturity. The Company measures expected credit losses on debt securities held to maturity on a collective basis by major security type. U.S. Government agency securities, Mortgage-backed securities and collateralized mortgage obligations are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. Taxable municipal securities are highly rated by major credit agencies.

ACL - Loans. The ACL reflects management’s estimate of losses that will result from the inability of our borrowers to make required loan payments. The Company records loans charged-off against the ACL when management believes the uncollectability of a loan balance is confirmed and subsequent recoveries, if any, increase the ACL when they are recognized.

Management uses systematic methodologies to determine its ACL for loans and certain off- balance sheet credit exposures. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the loan portfolio. Management estimates the ACL using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of the expected credit losses. Adjustments to historical loss information are made for the differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors.

The Company’s estimate of its ACL involves a high degree of judgment; therefore, management’s process for determining expected credit losses may result in a range of expected credit losses.

The Company’s ACL recorded in the balance sheet reflects management’s best estimate of expected credit losses. The Company recognizes in earnings the amount needed to adjust the ACL for management’s current estimate of expected credit losses. The Company’s ACL is calculated using collectively evaluated and individually evaluated loans.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) General, Continued.

The ACL is measured on a collective pool basis when similar risk characteristics exist. Loans with similar risk characteristics are grouped into homogenous segments for analysis. The Company’s ACL is measured based on FDIC call report codes as these types of loans exhibit similar risk characteristics. The loan portfolio is further segmented by loan product type, collateral codes, occupancy codes, property code or lien position and are representative of the manner in which the Company lends.

The ACL for each segment is measured through the use of the average charge-off method. In accordance with the average charge-off method, an annual loss rate is applied to the amortized cost of an asset or pool of assets over the remaining expected life. The annual loss rate consists of historical and forecasted loss components. The forecasted component is applied using loss rates from historical periods that management believes are representative of economic conditions over a full economic cycle. For certain loan segments with limited credit loss histories, management determined the loss experience of peer banks provides the best basis for its assessment of expected credit losses. Other loan segments with more established loss histories utilize historical loss experience of the Company. Management determined that the appropriate historical loss period will begin in the first quarter of 2001 and continue through the most recent quarter, which represents a full peak to peak economic cycle. Additionally, management has determined that the Company’s reasonable and supportable forecast period is one year.

Included in its systematic methodology to determine its ACL, management considers the need to qualitatively adjust model results for risk factors that are not considered within the Company’s loss estimation process but are nonetheless relevant in assessing the expected credit losses within our loan pools.

These qualitative factors (“Q-Factors”) may increase or decrease management’s estimate of expected credit losses by a calculated percentage based upon the estimated level of risk. The various risks that may be considered in making Q-Factor adjustments include, among other things, the impact of 1) changes in lending policies and procedures, including changes in underwriting standards; 2) changes in international, national, regional and local economic conditions; 3) changes in the volume and severity of past due and nonaccrual status; 4) the effect of any concentrations of credit and changes in the levels of such concentrations; 5) changes in the experience, depth, and ability of lending management; 6) changes in nature and volume of the portfolio; 7) trends in underlying collateral values; 8) changes in the quality of the loan review system and 9) the effect of other external factors (i.e., competition, legal and regulatory requirements) on the level of estimated credit losses.

The annual loss rates, as defined above, adjusted for Q-Factors, are applied to the amortized loan balances over each subsequent period and aggregated to arrive at the General ACL. The amortized loan balances are adjusted based on management’s estimate of loan repayments in future periods.

When a loan no longer shares similar risk characteristics with its segment, the asset is assessed to determine whether it should be included in another segment or should be individually evaluated. Under ASC 326, the Company has adopted the collateral maintenance practical expedient to measure the ACL based on the fair value of collateral. Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining ACL. A Specific ACL is calculated on an individual loan basis based on the shortfall between the fair value of the loan’s collateral, which is adjusted for selling costs, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required. Financial assets that have been individually evaluated can be returned to a pool for purposes of estimating the expected credit loss to the extent their credit profile improves and that the repayment terms were not considered to be unique to the asset.

Management measures expected credit losses over the contractual term of a loan. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies:

●	Management has a reasonable expectation at the reporting date that a loan modification will be executed with an individual borrower.

●	The extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) General, Continued.

The Company follows its nonaccrual policy by reversing contractual interest income in the consolidated statements of income when the Company places a loan on nonaccrual status. Therefore, management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an ACL on accrued interest receivable. As of March 31, 2023, the accrued interest receivable for loans recorded in accrued interest receivable was $1,277,000.

Also, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses. Such agencies may require the Company to recognize additions to the allowance for credit losses based on their judgments of information available to them at the time of their examination.

Prior to the adoption of ASC 326, the allowance for loan losses represented management’s best estimate of inherent losses that had been incurred within the existing portfolio of loans. The allowance for loan losses included allowance allocations calculated in accordance with ASC 310, “Receivables” and allowance allocations calculated in accordance with ASC 450, “Contingencies.”

ACL - Off -Balance Sheet Credit Exposures. The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include commitments to extend credit, standby letters of credit, and unfunded commitments under revolving lines of credit. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. Management has determined that a majority of the Company’s off-balance-sheet credit exposures are not unconditionally cancellable.

The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their expected lives. Management used its judgement to determinate funding rates. Management applied the funding rates, along with the loss factor rate determined for each pooled loan segment, to unfunded loan commitments, excluding unconditionally cancellable exposures and letters of credit, to arrive at the reserve for unfunded loan commitments.

As of March 31, 2023, the liability recorded for expected credit losses on unfunded commitments was $77,000 and is included in “other liabilities” on the accompanying condensed consolidated balance sheets. The current adjustment to the ACL for unfunded commitments is recognized through credit loss expense in the condensed consolidated statements of earnings.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2) Debt Securities. Debt Securities have been classified according to management’s intent. The carrying amount of debt securities and approximate fair values are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

At March 31, 2023:
Available for sale:
SBA Pool Securities	$802	$1	$(18)	$785
Collateralized mortgage obligations	142	—	(12)	130
Taxable municipal securities	16,719	—	(4,550)	12,169
Mortgage-backed securities	14,962	—	(2,492)	12,470
Total	$32,625	$1	$(7,072)	$25,554

Held-to-maturity:
Collateralized mortgage obligations	$449	$—	$(29)	$420
Mortgage-backed securities	49	—	(1)	48
Total	$498	$—	$(30)	$468

At December 31, 2022:
Available for sale:
SBA Pool Securities	$834	$1	$(18)	$817
Collateralized mortgage obligations	145	—	(15)	130
Taxable municipal securities	16,729	—	(5,109)	11,620
Mortgage-backed securities	15,180	—	(2,645)	12,535
Total	$32,888	$1	$(7,787)	$25,102

Held-to-maturity:
Collateralized mortgage obligations	$475	$—	$(35)	$440
Mortgage-backed securities	65	—	(1)	64
Total	$540	$—	$(36)	$504

There were no sales of debt securities during the three months ended March 31, 2023, and 2022.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2) Debt Securities, Continued.

Debt Securities available for sale with gross unrealized losses, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position, is as follows (in thousands):

	Over Twelve Months		Less Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
At March 31, 2023:
Available for Sale:
SBA Pool Securities	$18	$629	$—	$—
Collateralized mortgage obligation	12	130	—	—
Taxable municipal securities	4,550	12,169	—	—
Mortgage-backed securities	2,492	12,227	—	—
Total	$7,072	$25,155	$—	$—

At December 31, 2022:
Available for Sale:
SBA Pool Securities	$18	$657	$—	$—
Collateralized mortgage obligation	-	-	15	130
Taxable municipal securities	5,109	11,620	—	—
Mortgage-backed securities	2,621	12,292	24	243
Total	$7,748	$24,569	$39	$373

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2) Debt Securities, Continued.

At March 31, 2023 and December 31, 2022, the unrealized losses on forty-two and forty investment debt securities, respectively, were caused by interest-rate changes.

Management evaluates debt securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) the intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that the Company will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments.

The Company performed an analysis that determined that the mortgage-backed securities, collateralized mortgage obligations, and U.S. government securities, have a zero expected credit loss as they have the full faith and credit backing of the U.S. government or one of its agencies. Municipal bonds that do not have a zero expected credit loss are evaluated at least quarterly to determine whether there is a credit loss associated with a decline in fair value. At March 31, 2023 and December 31, 2022 all municipal securities were rated as investment grade. All debt securities in an unrealized loss position as of March 31, 2023 continue to perform as scheduled and the Company does not believe that there is a credit loss or that credit loss expense is necessary. Also, as part of our evaluation of our intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. The Company does not currently intend to sell the investments within the portfolio, and it is not more-likely-than-not that a sale will be required.

Management continues to monitor all of our investments with a high degree of scrutiny. There can be no assurance that in a future period conditions may not exist at that time indicating that some or all of the Company’s securities may be sold that would require a charge to earnings as credit loss expense in such period.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans. The segments of loans are as follows (in thousands):

	March 31,	December 31,
	2023	2022

Residential real estate	$52,087	$50,354
Multi-family real estate	68,126	69,555
Commercial real estate	319,446	310,695
Land and construction	19,629	17,286
Commercial	3,720	5,165
Consumer	39,527	30,323

Total loans	502,535	483,378

Deduct:
Net deferred loan fees, and costs	(626)	(367)
Allowance for credit losses	(6,353)	(5,793)

Loans, net	$495,556	$477,218

 An analysis of the change in the allowance for credit losses follows (in thousands):

	Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Total
Three Months Ended March 31, 2023:
Beginning balance Dec 31, 2022	$768	$748	$3,262	$173	$277	$565	$5,793
Additional allowance recognized due to adoption of Topic 326	33	327	(367)	278	(262)	209	218
Balance January 1, 2023	801	1,075	2,896	451	15	774	6,011
Credit loss expense	(59)	2	135	82	37	568	765
Charge-offs	—	—	—	—	(26)	(437)	(463)
Recoveries	—	—	—	—	-	40	40

Ending balance (March 31, 2023)	$742	$1,077	$3,030	$533	$26	$945	$6,353

Three Months Ended March 31, 2022:
Beginning balance Dec. 31, 2021	$482	$535	$1,535	$32	$74	$417	$3,075
Provision (credit) for loan losses	93	14	72	47	(6)	172	392
Charge-offs	—	—	—	—	—	(73)	(73)
Recoveries	—	—	—	—	—	14	14

Ending balance (March 31, 2022)	$575	$549	$1,607	$79	$68	$530	$3,408

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued. The following summarizes the loan credit quality (in thousands):

		OLEM
		(Other Loans Especially	Sub-
	Pass	Mentioned)	Standard	Doubtful	Loss	Total

At March 31, 2023:
Residential real estate	$52,087	$—	$—	$—	$—	$52,087
Multi-family real estate	68,126	—	—	—	—	68,126
Commercial real estate	318,216	—	1,230	—	—	319,446
Land and construction	19,629	—	—	—	—	19,629
Commercial	3,720	—	—	—	—	3,720
Consumer	39,527	—	—	—	—	39,527

Total	$501,305	$—	$1,230	$—	$—	$502,535

At December 31, 2022:
Residential real estate	$50,354	$—	$—	$—	$—	$50,354
Multi-family real estate	69,555	—	—	—	—	69,555
Commercial real estate	309,458	—	1,237	—	—	310,695
Land and construction	17,286	—	—	—	—	17,286
Commercial	5,165	—	—	—	—	5,165
Consumer	30,323	—	—	—	—	30,323

Total	$482,141	$—	$1,237	$—	$—	$483,378

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued. Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
			Greater
	30-59 Days	60-89 Days	Than 90 Days	Total
	Past	Past	Past	Past		Nonaccrual	Total
	Due	Due	Due	Due	Current	Loans	Loans

At March 31, 2023:
Residential real estate	$—	$—	$—	$—	$52,087	$—	$52,087
Multi-family real estate	—	—	—	—	68,126	—	68,126
Commercial real estate	—	—	—	—	319,446	—	319,446
Land and construction	—	—	—	—	19,629	—	19,629
Commercial	—	—	—	—	3,720	—	3,720
Consumer	197	49	—	246	39,281	—	39,527

Total	$197	$49	$—	$246	$502,289	$—	$502,535

At December 31, 2022:
Residential real estate	$—	$—	$—	$—	$50,354	$—	$50,354
Multi-family real estate	—	—	—	—	69,555	—	69,555
Commercial real estate	—	—	—	—	310,695	—	310,695
Land and construction	—	—	—	—	17,286	—	17,286
Commercial	—	—	—	—	5,165	—	5,165
Consumer	150	27	—	177	30,146	—	30,323

Total	$150	$27	$—	$177	$483,201	$—	$483,378

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued.

The Company has not made any modifications of loans to borrowers experiencing financial difficulties during the three months ended March 31, 2023.
No loans have been determined to be troubled debt restructurings (TDR’s) during the three-month period ended March 31, 2022. At March 31, 2023 and 2022, there were no loans modified and entered into as TDR’s within the past twelve months, that subsequently defaulted during the three-month periods ended March 31, 2023 and 2022.

The Company’s loans to customers as of March 31, 2023, based on year of origination within each credit quality indicator are as follows (in thousands):

Term Loans

Amortized Cost Basis by Origination Year

Construction and land real estate	2023	2022	2021	2020	2019	Prior	Revolving Loans (Amortized Cost Basis)	Revolving Loans Converted to Term Loans (Amortized Cost Basis)	Total
Pass	$808	$15,223	$2,079	$1,519	$-	$-	$-	$-	$19,629
OLEM (Other Loans Especially Mentioned)	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-		-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$808	$15,223	$2,079	$1,519	$-	$-	$-	$-	$19,629
Current period Gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Residential real estate
Pass	$-	$26,695	$9,908	$6,841	$4,122	$3,634	$887	$-	$52,087
OLEM (Other Loans Especially Mentioned)	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$-	$26,695	$9,908	$6,841	$4,122	$3,634	$887	$-	$52,087
Current period Gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued.

Term Loans

Amortized Cost Basis by Origination Year

Multi-family real estate	2023	2022		2021	2020		2019		Prior	Revolving Loans (Amortized Cost Basis)	Revolving Loans Converted to Term Loans (Amortized Cost Basis)	Total
Pass	$1,000		$27,736	$29,762		$6,233		$2,103	$1,292	$-	$-	$68,126
OLEM (Other Loans Especially Mentioned)	-		-	-		-		-	-	-	-	-
Substandard	-		-	-		-		-	-	-	-	-
Doubtful	-		-	-		-		-	-	-	-	-
Loss	-		-	-		-		-	-	-	-	-
Subtotal loans	$1,000		$27,736	$29,762		$6,233		$2,103	$1,292	$-	$-	68,126
Current period Gross write-offs	$-		$-	$-		$-		$-	$-	$-	$-	$-
Commercial real estate (CRE)
Pass	$12,084		$201,594	$55,395		$16,990		$15,805	$16,348	$-	$-	$318,216
OLEM (Other Loans Especially Mentioned)	-		-	-		-		-	-	-	-	-
Substandard	-		-	-		-		1,230	-	-	-	1,230
Doubtful	-		-	-		-		-	-	-	-	-
Loss	-		-	-		-		-	-	-	-	-
Subtotal loans	$12,084		$201,594	$55,395		$16,990		$17,035	$16,348	$-	$-	$319,446
Current period Gross write-offs	$-		$-	$-		$-	$		$-	$-	$-	$-
Commercial business loans
Pass	$123		$1,055	$1,426		$295		$821	$-	$-	$-	$3,720
OLEM (Other Loans Especially Mentioned)	-		-	-		-		-	-	-	-	-
Substandard	-		-	-		-		-	-	-	-	-
Doubtful	-		-	-		-		-	-	-	-	-
Loss	-		-	-		-		-	-	-	-	-
Subtotal loans	$123		$1,055	$1,426		$295		$821	$-	$-	$-	$3,720
Current period Gross write-offs	$-		$-	$-		$-		$-	$(26)	$-	$-	$(26)
Consumer
Pass	$5,508	$		$4,006		$-		$22,499	$-	$12,813	$-	$39,527
OLEM (Other Loans Especially Mentioned)	-		-	-		-		-	-	-	-	-
Substandard	-		-	-		-		-	-	-	-	-
Doubtful	-		-	-		-		-	-	-	-	-
Loss	-		-	-		-		-	-	-	-	-
Subtotal loans	$5,508	$		$4,006	$			$22,499	$-	$12,813	$-	$39,527
Current period Gross write-offs	$-		$(243)	$(191)		$(3)		$-	$-	$-	$-	$(437)

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued.

(4) Earnings Per Share. Basic earnings per share have been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods. During the three-month periods ended March 31, 2023 and 2022, basic and diluted earnings per share is the same as there were no outstanding potentially dilutive securities. Earnings per common share have been computed based on the following:

	Three Months Ended
	March 31,
	2023	2022
Weighted-average number of common shares outstanding used to calculate basic and diluted earnings per common share	7,204,168	4,892,323

(5) Stock-Based Compensation

The Company is authorized to grant stock options, stock grants and other forms of equity-based compensation under its 2018 Equity Incentive Plan (the “2018 Plan”). The plan has been approved by the shareholders. The Company is authorized to issue up to 550,000 shares of common stock under the 2018 Plan, of which 39,320 shares remain available for grant. No stock options are outstanding at March 31, 2023.

During the first quarter ended March 31, 2023, the Company issued 66,479 shares to a director for services performed and recorded compensation expense of $274,000.

During the first quarter ended March 31, 2023, the Company issued 52,622 shares to employees for services performed and recorded compensation expense of $216,000.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(6) Fair Value Measurements.

Debt securities available for sale measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2023:
SBA Pool Securities	$785	$—	$785	$—
Collateralized mortgage obligations	130	—	130	—
Taxable municipal securities	12,169	—	12,169	—
Mortgage-backed securities	12,470	—	12,470	—
Total	$25,554	$—	$25,554	$—

At December 31, 2022:
SBA Pool Securities	$817	$—	$817	$—
Collateralized mortgage obligations	130	—	130	—
Taxable municipal securities	11,620	—	11,620	—
Mortgage-backed securities	12,535	—	12,535	—
Total	$25,102	$—	$25,102	$—

(7) Fair Value of Financial Instruments. The estimated fair values and fair value measurement method with respect to the Company’s financial instruments were as follows (in thousands):

	At March 31, 2023			At December 31, 2022
	Carrying Amount	Fair Value	Level	Carrying Amount	Fair Value	Level

Financial assets:
Cash and cash equivalents	$86,658	$86,658	1	$71,836	$71,836	1
Debt securities available for sale	25,554	25,554	2	25,102	25,102	2
Debt securities held-to-maturity	498	468	2	540	504	2
Loans	495,556	488,175	3	477,218	476,566	3
Federal Home Loan Bank stock	1,354	1,354	3	600	600	3
Accrued interest receivable	1,427	1,427	3	1,444	1,444	3

Financial liabilities:
Deposit liabilities	527,387	531,928	3	507,899	512,357	3
Federal Home Loan Bank advances	25,000	24,526	3	10,000	9,450	3
Off-balance sheet financial instruments	—	—	3	—	—	3

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

Commitments to extend credit, unused lines of credit, and standby letters of credit typically result in loans with a market interest rate when funded. A summary of the contractual amounts of the Company’s financial instruments with off-balance-sheet risk at March 31, 2023 follows (in thousands):

Commitments to extend credit	$25,600

Unused lines of credit	$33,628

Standby letters of credit	$4,313

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(9) Regulatory Matters, Continued.

Management believes, as of March 31, 2023 and December 31, 2022, that the Bank meets all capital adequacy requirements to which it is subject. The Bank’s actual capital amounts and percentages are presented in the table ($ in thousands):

	Actual		To Be Well Capitalized Under Prompt Corrective Action Regulations (CBLR Framework)
	Amount	%	Amount	%
As of March 31, 2023:
Tier I Capital to Total Assets	$67,652	11.24%	$54,158	9.00%

As of December 31, 2022:
Tier I Capital to Total Assets	$66,291	11.29%	$52,865	9.00%

(10) Preferred Stock

During the first quarter of 2022, the Company issued 260 shares of Series B Preferred Stock to an unrelated party at a cash price of $25,000 per share, or an aggregate of $6,500,000.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(10) Preferred Stock, Continued.

The Preferred Stock has no par value. Except in the event of liquidation, if the Company declares or pays a dividend or distribution on the common stock, the Company shall simultaneously declare and pay a dividend on the Series B Preferred on a pro rata basis with the common stock determined on an as-conve1ted basis assuming all shares of Series B Preferred Stock had been converted immediately prior to the record date of the applicable dividend. As of March 31, 2023 the Series B Preferred Stock is convertible into 11,114,000 shares of common stock, at the option of the Company, subject to the prior fulfilment of the following conditions: (i) such conversion shall have been approved by the holders of a majority of the outstanding common stock of the Company; and (ii) such conversion shall not result in any holder of the Series B Preferred Stock and any persons with whom the holder may be acting in concert, becoming beneficial owners of more than 9.9% of the outstanding shares of the common stock. The number of shares issuable upon conversion is subject to adjustment based on the terms of the applicable Certificate of Designation for the Series B Preferred (the “Certificate of Designation”). The Series B Preferred has preferential liquidation rights over common stockholders. The liquidation price is the greater of $25,000 per share of Series B Preferred or such amount per share of Series B Preferred that would have been payable had all shares of the Series B Preferred had been converted into common stock pursuant to the terms of the Certificate of Designation immediately prior to a liquidation. The Series B Preferred generally has no voting rights except as provided in the Certificate of Designation.

(11) Contingencies. Various claims arise from time to time in the normal course of business. In the opinion of management, none have occurred that will have a material effect on the Company’s condensed consolidated financial statements.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto presented elsewhere in this report. For additional information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2022, in the Annual Report on Form 10-K.

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

Capital Levels

As of March 31, 2023, the Bank is well capitalized under regulatory guidelines.

Refer to Note 9 for the Bank’s actual and required minimum capital ratios.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition at March 31, 2023 and December 31, 2022

Overview

The Company’s total assets increased by approximately $37 million to $622 million at March 31, 2023, from $585 million at December 31, 2022, primarily due to increases in loans, and cash and cash equivalents. The growth in assets was attributable to the success of the Company’s efforts to increase loans and deposits from new customers. Net loans grew by $18 million. Deposits grew by approximately $19 million to $527 million at March 31, 2023, from $508 million at December 31, 2022. The Company increased the Federal Home Loan Bank advances by $15 million to $25 million at March 31, 2023. Total stockholders’ equity increased by approximately $2 million to $65 million at March 31, 2023, from $63 million at December 31, 2022, primarily due to proceeds from common stock sales and changes in unrealized loss on debt securities available for sale and net earnings.

The following table shows selected information for the periods ended or at the dates indicated:

	Three Months Ended March 31, 2023	Year Ended December 31, 2022

Average equity as a percentage of average assets	10.6%	9.9%

Equity to total assets at end of period	10.4%	10.7%

Return on average assets (1)	0.8%	0.9%

Return on average equity (1)	7.7%	8.6%

Noninterest expenses to average assets (1)	2.3%	2.1%

(1) Annualized for the three months ended March 31, 2023.

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

The Company increased deposits by approximately $19 million during the three-month period ended March 31, 2023. The proceeds were used to originate new loans.

In addition to obtaining funds from depositors, the Company may borrow funds from other financial institutions. At March 31, 2023, the Company had outstanding borrowings of $25 million, against its $146 million in established borrowing capacity with the FHLB. The Company’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. At March 31, 2023, the Company also had available lines of credit amounting to $25 million with six correspondent banks to purchase federal funds. Disbursements on the lines of credit are subject to the approval of the correspondent banks. We measure and monitor our liquidity daily and believe our liquidity sources are adequate to meet our operating needs.

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

	Three Months Ended March 31,
	2023			2022
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans	$492,658	$6,589	5.35%	$264,442	$3,263	4.94%
Securities	25,876	178	2.75%	34,107	163	1.91%
Other (1)	61,050	749	4.90%	71,631	37	0.21%

Total interest-earning assets/interest income	579,584	7,516	5.19%	370,180	3,463	3.74%

Cash and due from banks	16,949			17,143
Premises and equipment	989			727
Other	4,974			4,821

Total assets	$602,496			$392,871

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$121,779	271	0.89%	$182,585	160	0.35%
Time deposits	238,537	2,161	3.62%	12,237	15	0.49%
Borrowings (2)	10,167	25	0.98%	18,000	61	1.36%

Total interest-bearing liabilities/interest expense	370,483	2,457	2.65%	212,822	236	0.44%

Noninterest-bearing demand deposits	165,081			139,128
Other liabilities	3,307			2,677
Stockholders’ equity	63,625			38,244

Total liabilities and stockholders’ equity	$602,496			$392,871

Net interest income		$5,059			$3,227

Interest rate spread (3)			2.54%			3.30%

Net interest margin (4)			3.49%			3.49%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.56			1.74

(1)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances and other borrowings.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.
(5)	Annualized.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of the Three-Month Periods Ended March 31, 2023, and 2022

	Three Months Ended		Increase /
	March 31,		(Decrease)
(dollars in thousands except per share amounts)	2023	2022	Amount	Percentage
Total interest income	$7,516	$3,463	$4,053	117%
Total interest expense	2,457	236	2,221	941%
Net interest income	5,059	3,227	1,832	57%
Credit loss expense	820	392	428	109%
Net interest income after credit loss expense	4,239	2,835	1,404	50%
Total noninterest income	729	650	79	12%
Total noninterest expenses	3,422	2,340	1,082	46%
Net earnings before income taxes	1,546	1,145	401	35%
Income taxes	393	290	103	36%
Net earnings	$1,153	$855	298	35%
Net earnings per share - Basic and diluted	$.16	$.17

Net earnings. Net earnings for the three months ended March 31, 2023, were $1,153,000 or $.16 per basic and diluted share compared to net earnings of $855,000 or $.17 per basic and diluted share for the three months ended March 31, 2022. The increase in net earnings during the three months ended March 31, 2023 compared to three months ended March 31, 2022 is primarily attributed to an increase in net interest income and non interest income, partially offset by the increase in credit loss expense and non interest expense.

Interest income. Interest income increased $4,053,000 for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due primarily to growth in the loan portfolio and increases in loan and fed funds yields.

Interest expense. Interest expense increased $2,221,000 to $2,457,000 for the three months ended March 31, 2023, compared to the prior period, primarily due to increases in Federal Home Loan Bank advances and, interest bearing deposit rates and changes in the composition of deposits.

Credit loss expense. Credit loss expense was $820,000 for the three months ended March 31, 2023, compared to a $392,000 for the three months ended March 31, 2022. The credit loss expense is charged to earnings as losses are expected to have occurred in order to bring the total loan allowance for credit losses to a level deemed appropriate by management to absorb losses expected in the portfolio. Management’s periodic evaluation of the adequacy of the allowance for credit losses is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for credit losses totaled $6.4 million or 1.26% of loans outstanding at March 31, 2023, compared to $5.8 million or 1.20% of loans outstanding at December 31, 2022. The increase in the credit loss expense during the first quarter of 2023 was primarily due to loan volume growth and the evaluation of the other factors noted above.

Noninterest income. Total noninterest income increased to $729,000 for the three months ended March 31, 2023, from $650,000 for the three months ended March 31, 2022, due to increased wire transfer and ACH fees during the three-month period ended March 31, 2023.

Noninterest expenses. Total noninterest expenses increased to $3,422,000 for the three months ended March 31, 2023, compared to $2,340,000 for the three months ended March 31, 2022, primarily due to an increase in salaries and employee benefits and data processing and other operating costs.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 4. Controls and Procedures

The Company’s management evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report, and, based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2023, the Company issued 72,221 shares of its common stock in a private placement transaction to 2 accredited investors at a price of $4.50 per share. None of these investors was an officer, director or affiliate of the Company. The Company issued these shares in reliance on Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 6. Exhibits

The exhibits listed in the Exhibit Index following the signature page are filed or furnished with or incorporated by reference into this report.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date: May 10, 2023	By:	/s/ Timothy Terry
Timothy Terry
Principal Executive Officer

	By:	/s/ Joel Klein
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

