Form 10-Q
period 2023-06-30
OptimumBank Holdings, Inc.
filed 2023-08-09
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,250,219 shares of common stock, $.01 par value, issued and outstanding as of August 9, 2023.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

i

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets:
Cash and due from banks	$11,852	$19,788
Interest-bearing deposits with banks	66,521	52,048
Total cash and cash equivalents	78,373	71,836

Debt securities available for sale	24,762	25,102
Debt securities held-to-maturity (fair value of $406 and $504)	445	540
Loans, net of allowance for credit losses of $6,645 and $5,793	518,829	477,218
Federal Home Loan Bank stock	717	600
Premises and equipment, net	1,162	934
Right-of-use lease assets	2,300	2,119
Accrued interest receivable	1,559	1,444
Deferred tax asset	3,091	3,836
Other assets	1,275	1,590

Total assets	$632,513	$585,219

Liabilities and Stockholders’ Equity:

Liabilities:
Noninterest-bearing demand deposits	$215,326	$159,193
Savings, NOW and money-market deposits	128,732	108,726
Time deposits	207,573	239,980

Total deposits	551,631	507,899

Federal Home Loan Bank advances	10,000	10,000
Official checks	67	110
Operating lease liabilities	2,370	2,172
Other liabilities	2,516	2,458

Total liabilities	566,584	522,639

Commitments and contingencies (Notes 8 and 11)
Stockholders’ equity:
Preferred stock, no par value; 6,000,000 shares authorized:	—	—
Series A Preferred, no par value, no shares issued and outstanding	—	—
Series B Convertible Preferred, no par value, 1,520 shares authorized, 1,360 shares issued and outstanding	—	—
Common stock, $.01 par value; 10,000,000 shares authorized, 7,250,219 and 7,058,897 shares issued and outstanding	72	71
Additional paid-in capital	91,221	90,408
Accumulated deficit	(19,789)	(22,073)
Accumulated other comprehensive loss	(5,575)	(5,826)

Total stockholders’ equity	65,929	62,580
Total liabilities and stockholders’ equity	$632,513	$585,219

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest income:
Loans	$7,252	$3,764	$13,841	$7,027
Debt securities	172	159	350	322
Other	755	102	1,504	139

Total interest income	8,179	4,025	15,695	7,488

Interest expense:
Deposits	2,556	170	4,988	345
Borrowings	31	102	56	163

Total interest expense	2,587	272	5,044	508

Net interest income	5,592	3,753	10,651	6,980

Credit loss expense	704	991	1,524	1,383

Net interest income after credit loss expense	4,888	2,762	9,127	5,597

Noninterest income:
Service charges and fees	759	680	1,478	1,269
Other	13	84	23	145

Total noninterest income	772	764	1,501	1,414

Noninterest expenses:
Salaries and employee benefits	2,041	1,307	4,007	2,642
Professional fees	171	142	368	289
Occupancy and equipment	188	175	377	342
Data processing	385	285	751	562
Regulatory assessment	224	23	433	100
Litigation Settlement	375	—	375	—
Other	518	328	1,013	665

Total noninterest expenses	3,902	2,260	7,324	4,600

Net earnings before income taxes	1,758	1,266	3,304	2,411

Income taxes	446	321	839	611

Net earnings	$1,312	$945	$2,465	$1,800

Net earnings per share - Basic and diluted	$0.18	$0.16	$0.34	$0.33

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Net earnings	$1,312	$945	$2,465	$1,800

Other comprehensive (loss) income:
Change in unrealized loss on debt securities:
Unrealized (loss) gain arising during the period	(380)	(3,124)	335	(5,905)

Amortization of unrealized loss on debt securities transferred to held-to-maturity	1	4	2	11

Other comprehensive (loss) income before income taxes	(379)	(3,120)	337	(5,894)

Deferred income taxes benefit (provision)	91	792	(85)	1,495

Total other comprehensive (loss) income	(288)	(2,328)	252	(4,399)

Comprehensive income (loss)	$1,024	$(1,383)	$2,717	$(2,599)

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2023 and 2022

(Dollars in thousands)

	Preferred Stock
	Series A		Series B		Common Stock		Additional Paid-In	Accumulated	Accumulated Comprehensive	Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2021	—	—	760	—	4,775,281	$48	$65,193	$(26,096)	$(635)	$38,510

Proceeds from the sale of preferred stock (unaudited)	—	—	260	—	—	—	6500	—	—	6,500

Proceeds from the sale of common stock (unaudited)	—	—	—	—	1,227,331	12	5511	—	—	5,523

Net change in unrealized loss on debt securities available for sale (unaudited)	—	—	—	—	—	—	—	—	(2,078)	(2,078)

Amortization of unrealized loss on debt securities transferred to held-to-maturity (unaudited)	—	—	—	—	—	—	—	—	7	7

Net earnings for three months ended March 31, 2022 (unaudited)	—	—	—	—	—	—	—	855	—	855

Balance at March 31, 2022 (unaudited)	—	—	1,020	—	6,002,612	$60	$77,204	$(25,241)	$(2,706)	$49,317

Stock-based Compensation (unaudited)	—	—	—	—	24,493	—	96	—	—	96

Net change in unrealized loss on debt securities available for sale (unaudited)	—	—	—	—	—	—	—	—	(2,332)	(2,332)

Amortization of unrealized loss on debt securities transferred to held-to-maturity (unaudited)	—	—	—	—	—	—	—	—	4	4

Net earnings (unaudited)	—	—	—	—	—	—	—	945	—	945

Balance at June 30, 2022 (unaudited)	—	$—	1,020	$—	6,027,105	$60	$77,300	$(24,296)	$(5,034)	$48,030

Balance at December 31, 2022	—	$—	1,360	$—	7,058,897	$71	$90,408	$(22,073)	$(5,826)	$62,580

Additional allowance recognized due to adoption of Topic 326	—	—	—	—	—	—	—	(181)	—	(181)

Proceeds from the sale of common stock (unaudited)	—	—	—	—	72,221	—	324	—	—	324

Stock-based Compensation (unaudited)	—	—	—	—	119,101	1	489	—	—	490

Net change in unrealized loss on debt securities available for sale (unaudited)	—	—	—	—	—	—	—	—	538	538

Amortization of unrealized loss on debt securities transferred to held-to-maturity (unaudited)	—	—	—	—	—	—	—	—	1	1

Net earnings for three months ended March 31, 2023 (unaudited)	—	—	—	—	—	—	—	1,153	—	1,153

Balance at March 31, 2023 (unaudited)	—	$—	1,360	$—	7,250,219	$72	$91,221	$(21,101)	$(5,287)	$64,905

Net change in unrealized loss on debt securities available for sale (unaudited)	—	—	—	—	—	—	—	—	(289)	(289)

Amortization of unrealized loss on debt securities transferred to held-to-maturity (unaudited)	—	—	—	—	—	—	—	—	1	1

Net earnings (unaudited)	—	—	—	—	—	—	—	1,312	—	1,312

Balance at June 30, 2023 (unaudited)	—	$—	1,360	$—	7,250,219	$72	$91,221	$(19,789)	$(5,575)	$65,929

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net earnings	$2,465	$1,800
Adjustments to reconcile net earnings to net cash provided by operating activities:
Credit loss expense	1,524	1,383
Depreciation and amortization	115	115
Deferred income taxes	734	613
Net accretion of fees, premiums and discounts	11	(252)
Stock-based compensation expense	490	96
Increase in accrued interest receivable	(115)	(26)
Amortization of right of use asset	134	217
Net decrease in operating lease liabilities	(117)	(211)
Decrease (increase) in other assets	315	(332)
(Decrease) increase in official checks and other liabilities	(221)	1,050
Net cash provided by operating activities	5,335	4,453

Cash flows from investing activities:
Principal repayments of debt securities available for sale	606	1,177
Principal repayments of debt securities held-to-maturity	98	398
Net increase in loans	(43,098)	(102,070)
Purchases of premises and equipment	(343)	(112)
Purchase of FHLB stock	(117)	(1,932)

Net cash used in investing activities	(42,854)	(102,539)

Cash flows from financing activities:
Net increase in deposits	43,732	49,362
Net increase in FHLB Advances	—	50,000
Net change in repurchase agreements	—	5,000
Proceeds from sale of preferred stock	—	6,500
Proceeds from sale of common stock	324	5,523

Net cash provided by financing activities	44,056	116,385

Net increase in cash and cash equivalents	6,537	18,299

Cash and cash equivalents at beginning of the period	71,836	58,970

Cash and cash equivalents at end of the period	$78,373	$77,269

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,792	$473

Income taxes	$395	$—

Noncash transactions:
Change in accumulated other comprehensive loss, net change in unrealized loss on debt securities available for sale, net of income taxes	$252	$(4,399)

Amortization of unrealized loss on debt securities transferred to held-to-maturity	$2	$11
Reduction stockholders’ equity due to adoption of Topic 326, net	(181)	—
Right-of use lease assets obtained in exchange for operating lease liabilities	$315	$—
Increase in other liabilities for stock-based compensation	$—	$96

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) General. OptimumBank Holdings, Inc. (the “Company”) is a one-bank holding company and owns 100% of OptimumBank (the “Bank”), a Florida-chartered community bank. The Company’s only business is the operation of the Bank. The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of community banking services to individual and corporate customers through its two banking offices located in Broward County, Florida. The Bank also markets its deposit and electronic funds transfer services on a national basis to merchant cash advance providers.

Basis of Presentation. In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2023, and the results of operations and cash flows for the three and six month periods ended June 30, 2023 and 2022. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the full year.

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

Accumulated other comprehensive loss consists of the following (in thousands):

	June 30,	December 31,
	2023	2022

Unrealized loss on debt securities available for sale	$(7,452)	$(7,786)
Unamortized portion of unrealized loss related to debt securities available for sale transferred to securities held-to-maturity	(16)	(18)
Income tax benefit	1,893	1,978

Accumulated other comprehensive loss	$(5,575)	$(5,826)

Reclassifications. Certain amounts have been reclassified to allow for consistent presentation for the periods presented.

Adoption of New Accounting Standards. The Company adopted Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and the related amendments (collectively, Accounting Standards Codification 326), effective January 1, 2023. The guidance replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to certain off-balance sheet credit exposures not accounted for as insurance, including loan commitments, standby letters of credits, financial guarantees, and other similar instruments. In addition, Accounting Standards Codification 326 (“ASC 326”) made changes to the accounting for debt securities available for sale. One such change is to require credit losses to be presented as an allowance rather than as a write-down on debt securities available for sale that management does not intend to sell or believes that it is more likely than not, they will not be required to sell. ASC 326 also changed the accounting for purchased financial assets with credit deterioration.

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

Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the debt securities available for sale and does not record an ACL on accrued interest receivable. As of June 30, 2023, the accrued interest receivable for debt securities available for sale recognized in accrued interest receivable was $169,000.

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

The Company follows its nonaccrual policy by reversing contractual interest income in the consolidated statements of income when the Company places a loan on nonaccrual status. Therefore, management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an ACL on accrued interest receivable. As of June 30, 2023, the accrued interest receivable for loans was $1,377,000.

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

As of June 30, 2023, the liability recorded for expected credit losses on unfunded commitments was $236,000 and is included in “other liabilities” on the accompanying condensed consolidated balance sheets. The current adjustment to the ACL for unfunded commitments is recognized through credit loss expense in the condensed consolidated statements of earnings.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2) Debt Securities. Debt Securities have been classified according to management’s intent. The carrying amount of debt securities and approximate fair values are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

At June 30, 2023:
Available for sale:
SBA Pool Securities	$775	$1	$(17)	$759
Collateralized mortgage obligations	139	—	(15)	124
Taxable municipal securities	16,710	—	(4,699)	12,011
Mortgage-backed securities	14,589	—	(2,721)	11,868
Total	$32,213	$1	$(7,452)	$24,762

Held-to-maturity:
Collateralized mortgage obligations	$415	$—	$(39)	$376
Mortgage-backed securities	30	—	—	30
Total	$445	$—	$(39)	$406

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

At December 31, 2022:
Available for sale:
SBA Pool Securities	$834	$1	$(18)	$817
Collateralized mortgage obligations	145	—	(15)	130
Taxable municipal securities	16,729	—	(5,109)	11,620
Mortgage-backed securities	15,180	—	(2,645)	12,535
Total	$32,888	$1	$(7,787)	$25,102

Held-to-maturity:
Collateralized mortgage obligations	$475	$—	$(35)	$440
Mortgage-backed securities	65	—	(1)	64
Total	$540	$—	$(36)	$504

There were no sales of debt securities during the six months ended June 30, 2023, and 2022.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2)	Debt Securities, Continued.

Debt Securities available for sale with gross unrealized losses, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position, is as follows (in thousands):

	Over Twelve Months		Less Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
At June 30, 2023:
Available for Sale:
SBA Pool Securities	$17	$607	$—	$—
Collateralized mortgage obligation	15	124	—	—
Taxable municipal securities	4,699	12,012	—	—
Mortgage-backed securities	2,721	11,868	—	—
Total	$7,452	$24,611	$—	$—

	Over Twelve Months		Less Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
At December 31, 2022:
Available for Sale :
SBA Pool Securities	$18	$657	$—	$—
Collateralized mortgage obligation	—	—	15	130
Taxable municipal securities	5,109	11,620	—	—
Mortgage-backed securities	2,621	12,292	24	243
Total	$7,748	$24,569	$39	$373

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2)	Debt Securities, Continued.

At June 30, 2023 and December 31, 2022, the unrealized losses on forty-two and forty investment debt securities, respectively, were caused by interest-rate changes.

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

The Company performed an analysis that determined that the mortgage-backed securities, collateralized mortgage obligations, and U.S. government securities, have a zero expected credit loss as they have the full faith and credit backing of the U.S. government or one of its agencies. Municipal bonds that do not have a zero expected credit loss are evaluated at least quarterly to determine whether there is a credit loss associated with a decline in fair value. At June 30, 2023 and December 31, 2022 all municipal securities were rated as investment grade. All debt securities in an unrealized loss position as of June 30, 2023 continue to perform as scheduled and the Company does not believe that there is a credit loss or that credit loss expense is necessary. Also, as part of our evaluation of our intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. The Company does not currently intend to sell the investments within the portfolio, and it is not more-likely-than-not that a sale will be required.

Management continues to monitor all of our investments with a high degree of scrutiny. There can be no assurance that in a future period, conditions may exist at that time indicating that some or all of the Company’s securities may be sold that would require a charge to earnings as credit loss expense in such period.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans. The segments of loans are as follows (in thousands):

	June 30,	December 31,
	2023	2022

Residential real estate	$60,273	$50,354
Multi-family real estate	69,518	69,555
Commercial real estate	321,814	310,695
Land and construction	27,019	17,286
Commercial	6,950	5,165
Consumer	40,686	30,323

Total loans	526,260	483,378

Deduct:
Net deferred loan fees, and costs	(786)	(367)
Allowance for credit losses	(6,645)	(5,793)

Loans, net	$518,829	$477,218

An analysis of the change in the allowance for credit losses follows (in thousands):

	Residential	Multi-Family	Commercial	Land and
	Real Estate	Real Estate	Real Estate	Construction	Commercial	Consumer	Total
Three Months Ended June 30, 2023:

Balance March 31, 2023	$742	$1,077	$3,030	$533	$26	$945	$6,353
Credit loss expense (income)	141	(40)	(228)	147	38	487	545
Charge-offs	—	—	—	—	(16)	(367)	(383)
Recoveries	—	—	—	—	87	43	130

Ending balance (June 30, 2023)	$883	$1,037	$2,802	$680	$135	$1,108	$6,645

Three Months Ended June 30, 2022:
Beginning balance	$575	$549	$1,607	$79	$68	$530	$3,408
(Credit) provision for loan losses	(61)	70	733	(8)	33	224	991
Charge-offs	—	—	—	—	(90)	(136)	(226)
Recoveries	—	—	—	—	56	14	70

Ending balance (June 30, 2022)	$514	$619	$2,340	$71	$67	$632	$4,243

Six Months Ended June 30, 2023:

Beginning balance Dec 31, 2022	$768	$748	$3,262	$173	$277	$565	$5,793
Additional allowance recognized due to adoption of Topic 326	33	327	(367)	278	(262)	209	218
Balance January 31, 2023	$801	$1,075	$2,895	$451	$15	$774	$6,011
Credit loss expense (income)	82	(38)	(93)	229	75	1,056	1,311
Charge-offs	—	—	—	—	(42)	(804)	(846)
Recoveries	—	—	—	—	87	82	169

Ending balance (June 30, 2023)	$883	$1,037	$2,802	$680	$135	$1,108	$6,645

Six Months Ended June 30, 2022:

Beginning balance	$482	$535	$1,535	$32	$74	$417	$3,075
Provision for loan losses	32	84	805	39	27	396	1,383
Charge-offs	—	—	—	—	(90)	(209)	(299)
Recoveries	—	—	—	—	56	28	84

Ending balance	$514	$619	$2,340	$71	$67	$632	$4,243

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued.

	Residential	Multi-Family	Commercial
	Real Estate	Real Estate	Real Estate	Land and Construction	Commercial	Consumer	Total

At December 31, 2022:
Individually evaluated for impairment:
Recorded investment	$—	$—	$—	$—	$—	$—	$—
Balance in allowance for loan losses	$—	$—	$—	$—	$—	$—	$—

Collectively evaluated for impairment:
Recorded investment	$50,354	$69,555	$310,695	$17,286	$5,165	$30,323	$483,378
Balance in allowance for loan losses	$768	$748	$3,262	$173	$277	$565	$5,793

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued. The Company has divided the loan portfolio into six portfolio segments, each with different risk characteristics and methodologies for assessing risk. All loans are underwritten based upon standards set forth in the policies approved by the Bank’s Board of Directors. The Company identifies the portfolio segments as follows:

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

Commercial. Commercial business loans and lines of credit consist of loans to small- and medium-sized companies. Commercial loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture. Primarily all of the Company’s commercial loans are secured loans, along with a small amount of unsecured loans. The Company’s underwriting analysis consists of a review of the financial statements of the borrower, the lending history of the borrower, the debt service capabilities of the borrower, the projected cash flows of the business, the value of the collateral, if any, and whether the loan is guaranteed by the principals of the borrower. These loans are generally secured by accounts receivable, inventory and equipment. Commercial loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business, which makes them of higher risk than residential loans and the collateral securing loans may be difficult to appraise and may fluctuate in value based on the success of the business. The Company mitigates these risks through its underwriting standards.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued. Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Past	Total Past Due	Current	Nonaccrual Loans	Total Loans

At June 30, 2023:
Residential real estate	$—	$—	$—	$—	$60,273	$—	$60,273
Multi-family real estate	1,259	—	—	1,259	68,259	—	69,518
Commercial real estate	—	—	—	—	321,814	—	321,814
Land and construction	—	—	—	—	27,019	—	27,019
Commercial	—	—	—	—	6,950	—	6,950
Consumer	347	158	—	505	40,181	—	40,686

Total	$1,606	$158	$—	$1,764	$524,496	$—	$526,260

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At December 31, 2022:
Residential real estate	$—	$—	$—	$—	$50,354	$—	$50,354
Multi-family real estate	—	—	—	—	69,555	—	69,555
Commercial real estate	—	—	—	—	310,695	—	310,695
Land and construction	—	—	—	—	17,286	—	17,286
Commercial	—	—	—	—	5,165	—	5,165
Consumer	150	27	—	177	30,146	—	30,323

Total	$150	$27	$—	$177	$483,201	$—	$483,378

The Company has not made any modifications of loans to borrowers experiencing financial difficulties during the six months ended June 30, 2023.

No loans have been determined to be troubled debt restructurings (TDR’s) during the six-month period ended June 30, 2022. At June 30, 2023 and 2022, there were no loans modified and entered into as TDR’s within the past twelve months, that subsequently defaulted during the six-month periods ended June 30, 2022.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued.

Term Loans

Amortized Cost Basis by Origination Year

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans (Amortized	Revolving Loans Converted to Term Loans (Amortized
land and construction	June 30, 2023	2022	2021	2020	2019	Prior	Cost Basis)	Cost Basis)	Total
Pass	$6,406	$15,136	$2,324	$1,509	$1,644	$-	$-	$-	$27,019
OLEM (Other Loans Especially Mentioned)	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$6,406	$15,136	$2,324	$1,509	$1,644	$-	$-	$-	$27,019
Current period Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Residential real estate
Pass	$7,350	$26,567	$9,853	$6,686	$4,097	$3,286	$2,434	$-	$60,273
OLEM (Other Loans Especially Mentioned)	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$7,350	$26,567	$9,853	$6,686	$4,097	$3,286	$2,434	$-	$60,273
Current period Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued.

Term Loans

Amortized Cost Basis by Origination Year

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans (Amortized	Revolving Loans Converted to Term Loans (Amortized
Multi-family real estate	June 30, 2023	2022	2021	2020	2019	Prior	Cost Basis)	Cost Basis)	Total
Pass	$998	$29,396	$29,570	$6,185	$2,090	$1,279	$-	$-	$69,518
OLEM (Other Loans Especially Mentioned)	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$998	$29,396	$29,570	$6,185	$2,090	$1,279	$-	$-	$69,518
Current period Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate (CRE)
Pass	$20,590	$199,769	$55,017	$16,183	$12,815	$16,218	$-	$-	$320,592
OLEM (Other Loans Especially Mentioned)	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	1,222	-	-	-	1,222
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$20,590	$199,769	$55,017	$16,183	$14,037	$16,218	$-	$-	$321,814
Current period Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial
Pass	$4,044	$1,401	$1,363	$85	$57	$-	$-	$-	$6,950
OLEM (Other Loans Especially Mentioned)	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$4,044	$1,401	$1,363	$85	$57	$-	$-	$-	$6,950
Current period Gross charge-offs	$(16)	$-	$-	$-	$-	$(26)	$-	$-	$(42)
Consumer
Pass	$8,798	$9,359	$5,612	$250	$198	$-	$16,469	$-	$40,686
OLEM (Other Loans Especially Mentioned)	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$8,798	$9,359	$5,612	$250	$198	$-	$16,469	$-	$40,686
Current period Gross charge-offs	$(30)	$(505)	$(266)	$(3)	$-	$-	$-	$-	$(804)

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(4) Earnings Per Share. Basic earnings per share have been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods. During the three- and six-months periods ended June 30, 2023 and 2022, basic and diluted earnings per share is the same as there were no outstanding potentially dilutive securities. Earnings per common share have been computed based on the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Weighted-average number of common shares outstanding used to calculate basic and diluted earnings per common share	$7,250,219	$6,007,484	$7,226,953	$5,455,406

(5) Stock-Based Compensation

The Company is authorized to grant stock options, stock grants and other forms of equity-based compensation under its 2018 Equity Incentive Plan (the “2018 Plan”). The plan has been approved by the shareholders. The Company is currently authorized to issue up to 1,050,000 shares of common stock under the 2018 Plan, due to an amendment to increase the number of authorized shares from 500,000 to 1,050,000 that was approved by shareholders in June 2023. At June 30, 2023, 539,320 shares remain available for grant.

During the six-month period ended June 30, 2023, the Company issued 66,479 shares to a director for services performed and recorded compensation expense of $274,000.

During the six-month period ended June 30, 2023, the Company issued 52,622 shares to employees for services performed and recorded compensation expense of $216,000.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(6) Fair Value Measurements.

Debt securities available for sale measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2023:
SBA Pool Securities	$759	$—	$759	—
Collateralized mortgage obligations	124	—	124	—
Taxable municipal securities	12,011	—	12,011	—
Mortgage-backed securities	11,868	—	11,868	—
Total	$24,762	—	$24,762	—

At December 31, 2022:
SBA Pool Securities	$817	$—	$817	—
Collateralized mortgage obligations	130	—	130	—
Taxable municipal securities	11,620	—	11,620	—
Mortgage-backed securities	12,535	—	12,535	—
Total	$25,102	—	$25,102	—

(7) Fair Value of Financial Instruments. The estimated fair values and fair value measurement method with respect to the Company’s financial instruments were as follows (in thousands):

	At June 30, 2023			At December 31, 2022
	Carrying Amount	Fair Value	Level	Carrying Amount	Fair Value	Level

Financial assets:
Cash and cash equivalents	$78,373	$78,373	1	$71,836	$71,836	1
Debt securities available for sale	24,762	24,762	2	25,102	25,102	2
Debt securities held-to-maturity	445	406	2	540	504	2
Loans	518,829	512,031	3	477,218	476,566	3
Federal Home Loan Bank stock	717	717	3	600	600	3
Accrued interest receivable	1,559	1,559	3	1,444	1,444	3

Financial liabilities:
Deposit liabilities	551,631	556,017	3	507,899	512,357	3
Federal Home Loan Bank advances	10,000	9,456	3	10,000	9,450	3
Off-balance sheet financial instruments	—	—	3	—	—	3

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

Commitments to extend credit, unused lines of credit, and standby letters of credit typically result in loans with a market interest rate when funded. A summary of the contractual amounts of the Company’s financial instruments with off-balance-sheet risk at June 30, 2023 follows (in thousands):

Commitments to extend credit	$32,184

Unused lines of credit	$56,272

Standby letters of credit	$4,313

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(9) Regulatory Matters, Continued.

As of June 30, 2023 and December 31, 2022, the Bank meets all capital adequacy requirements to which it is subject. The Bank’s actual capital amounts and percentages are presented in the table ($ in thousands):

	Actual		To Be Well Capitalized Under Prompt Corrective Action Regulations (CBLR Framework)
	Amount	%	Amount	%
As of June 30, 2023:
Tier 1 Capital to Total Assets	69,234	11.20%	55,616	9.00%

As of December 31, 2022:
Tier 1 Capital to Total Assets	66,291	11.29%	52,865	9.00%

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(10) Series B Preferred Stock

Except in the event of liquidation, if the Company declares or pays a dividend or distribution on the common stock, the Company shall simultaneously declare and pay a dividend on the Series B Preferred Stock on a pro rata basis with the common stock determined on an as-converted basis assuming all shares of Series B Preferred Stock had been converted immediately prior to the record date of the applicable dividend. As of June 30, 2023 the Series B Preferred Stock is convertible into 11,113,889 shares of common stock, at the option of the Company, subject to the prior fulfilment of the following conditions: (i) such conversion shall have been approved by the holders of a majority of the outstanding common stock of the Company; and (ii) such conversion must not result in any holder of the Series B Preferred Stock and any persons with whom the holder may be acting in concert, becoming the beneficial owners of more than 9.9% of the outstanding shares of the Company’s common stock, unless the issuance, shall have been approved by all banking regulatory authorities whose approval is required for the acquisition of such shares. The number of shares issuable upon conversion is subject to adjustment based on the terms of the Series B Preferred Stock. The Series B Preferred has preferential liquidation rights over common stockholders. The liquidation price is the greater of $25,000 per share of Series B Preferred or such amount per share of Series B Preferred that would have been payable had all shares of the Series B Preferred had been converted into common stock pursuant to the terms of the Series B Preferred Stock’s Certificate of Designation immediately prior to a liquidation. The Series B Preferred generally has no voting rights except as provided in the Certificate of Designation.

The Series B Preferred Stock are subdivided into three categories. The Company is authorized to issue 760 shares of Series B-1; 260 shares of Series B-2; and 500 shares of Series B-3.

Each series has substantially the same rights, preferences, powers, restrictions and limitations, except that the initial conversion price of the Series B-1 is $2.50 per share; the initial conversion price for Series B-2 is $4.00 per share, and the initial conversion price for Series B-3 is $4.50 per share.

During the Annual Meeting of Shareholders held on June 27, 2023, the Company’s shareholders approved the issuance of up to 11,113,889 shares of common stock upon conversion of the Series B preferred stock previously issued by the Company.

(11) Contingencies. Various claims arise from time to time in the normal course of business. In the opinion of management, none have occurred that will have a material effect on the Company’s condensed consolidated financial statements.

During the three-months ended June 30, 2023 the Company incurred a one-time expense relate to the settlement of a foreclosure litigation in the amount of $375,000.

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

Strategic Plan

Our key strategic initiatives are designed to generate continued growth in earning assets, core transaction and savings deposits, treasury management fee income, and lower costs. Continued emphasis on expansion of our footprint and exploring additional lines of business are also part of our plans.

On the loan side, we intend to continue our focus on increasing our multi-family, non-owner occupied, commercial real estate, and skilled nursing facility loan portfolios. As to deposits, we are focused on identifying deposit growth opportunities among our existing customer base and prospects throughout Florida and the United States. With respect to treasury management, our focus will remain on merchant cash advance providers and the related electronic funds transfer line of business. For this revenue source to increase further in a meaningful way, automation will be necessary in order to further improve efficiency. We are currently investing in the necessary technology to achieve this end.

Going forward, our strategic plan will continue to emphasize and build upon initiatives focused on strengthening credit oversight and credit administrative processes and procedures. Moreover, management continues to identify loan growth opportunities that are designed to improve overall profitability without sacrificing credit quality and underwriting standards. This growth oriented strategic direction is expected to be facilitated by maintaining credit administration objectives including a risk-based and comprehensive credit culture and a credit administrative infrastructure that reinforces appropriate risk management practices.

During the third quarter of 2023, the Bank plans to offer U.S. Small Business Administration (“SBA”) SBA 7A loans. SBA 7A loans are generally used to establish a new business or assist in the acquisition, operation, or expansion of an existing business. With SBA loan programs, there are set eligibility requirements and underwriting standards outlined by SBA that can change as the government alters its fiscal policy. These loans are generally secured by accounts receivable, inventory, equipment, and real estate. The Bank hired two full-time SBA staff. So, loans and revenue they may produce will be without any increased expense, other than servicing fees.

Additionally, management has implemented initiatives that have enabled us to grow our loan portfolio primarily with locally generated relationships in the non-owner occupied, multi-family and commercial real estate sectors. However, out-of-area loans and loan pool purchases will be considered as deemed appropriate and subject to proper due diligence to further increase interest income and for portfolio diversification purposes.

Capital Levels

As of June 30, 2023, the Bank is well capitalized under regulatory guidelines.

Refer to Note 9 for the Bank’s actual and required minimum capital ratios.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition at June 30, 2023 and December 31, 2022

Overview

The Company’s total assets increased by approximately $47 million to $633 million at June 30, 2023, from $585 million at December 31, 2022, primarily due to increases in loans, and cash and cash equivalents. The growth in assets was attributable to the success of the Company’s efforts to increase loans and deposits from new customers. Net loans grew by $42 million to $519 million and deposits grew by approximately $44 million to $552 million at June 30, 2023, from $477 million and $508 million at December 31, 2022. Total stockholders’ equity increased by approximately $3 million to $66 million at June 30, 2023, from $63 million at December 31, 2022, primarily due to net earnings, proceeds from common stock sales and changes in unrealized loss on debt securities available for sale.

The following table shows selected information for the periods ended or at the dates indicated:

	Six Months Ended	Year Ended
	June 30, 2023	December 31, 2022

Average equity as a percentage of average assets	10.6%	9.9%

Equity to total assets at end of period	10.4%	10.7%

Return on average assets (1)	0.8%	0.9%

Return on average equity (1)	7.6%	8.6%

Noninterest expenses to average assets (1)	2.4%	2.1%

(1) Annualized for the six months ended June 30, 2023.

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

The Company increased deposits by approximately $44 million during the six-month period ended June 30, 2023. The proceeds were used to originate new loans.

In addition to obtaining funds from depositors, the Company may borrow funds from other financial institutions. At June 30, 2023, the Company had outstanding borrowings of $10 million, against its $155 million in established borrowing capacity. with the FHLB. The Company’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. At June 30, 2023, the Company also had available lines of credit amounting to $25 million with six correspondent banks to purchase federal funds. Disbursements on the lines of credit are subject to the approval of the correspondent banks. The Company has an available discount window credit line with the Federal Reserve Bank, currently $12 million. The Federal Reserve Bank line is subject to collateral requirements. We measure and monitor our liquidity daily and believe our liquidity sources are adequate to meet our operating needs.

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

	Three Months Ended June 30,
	2023			2022
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans	$515,342	$7,252	5.63%	$297,472	$3,764	5.06%
Securities	25,656	172	2.68%	29,944	159	2.12%
Other (1)	58,552	755	5.16%	44,235	102	0.92%

Total interest-earning assets/interest income	599,550	8,179	5.46%	371,651	4,025	4.33%

Cash and due from banks	12,929			15,264
Premises and equipment	1,154			863
Other	5,330			5,010

Total assets	$618,963			$392,788

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$129,890	395	1.22%	$154,365	125	0.32%
Time deposits	229,376	2,161	3.77%	15,958	45	1.13%
Borrowings (2)	10,330	31	1.20%	24,649	102	1.66%

Total interest-bearing liabilities/interest expense	369,596	2,587	2.80%	194,972	272	0.56%

Noninterest-bearing demand deposits	179,050			146,579
Other liabilities	5,105			2,521
Stockholders’ equity	65,212			48,716

Total liabilities and stockholders’ equity	$618,963			$392,788

Net interest income		$5,592			$3,753

Interest rate spread (3)			2.66%			3.77%

Net interest margin (4)			3.73%			4.04%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.62			1.91

(1)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances and other borrowings.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.
(5)	Annualized.

	Six Months Ended June 30,
	2023			2022
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans	$504,000	$13,841	5.49%	$280,957	$7,027	5.00%
Securities	25,766	350	2.72%	32,026	322	2.01%
Other (1)	59,801	1,504	5.03%	57,933	139	0.48%

Total interest-earning assets/interest income	589,567	15,695	5.32%	370,916	7,488	4.04%

Cash and due from banks	14,939			15,277
Premises and equipment	1,072			861
Other	5,753			4,850

Total assets	$611,331			$391,904

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$125,834	666	1.06%	$168,478	286	0.34%
Time deposits	233,957	4,322	3.69%	14,097	59	0.84%
Borrowings (2)	10,248	56	1.09%	21,324	163	1.53%

Total interest-bearing liabilities/interest expense	370,039	5,044	2.73%	203,899	508	0.50%

Noninterest-bearing demand deposits	172,065			141,927
Other liabilities	4,808			2,598
Stockholders’ equity	64,419			43,480

Total liabilities and stockholders’ equity	$611,331			$391,904

Net interest income		$10,651			$6,980

Interest rate spread (3)			2.59%			3.54%

Net interest margin (4)			3.61%			3.76%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.59			1.82

(1)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances and other borrowings.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.
(5)	Annualized.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of the Three-Month Periods Ended June 30, 2023, and 2022

	Three Months Ended		Increase /
	June 30,		(Decrease)
(dollars in thousands)	2023	2022	Amount	Percentage
Total interest income	$8,179	$4,025	$4,154	103%
Total interest expense	2,587	272	2,315	851%
Net interest income	5,592	3,753	1,839	49%
Credit loss expense	704	991	(287)	-29%
Net interest income after provision for loan losses	4,888	2,762	2,126	77%
Total noninterest income	772	764	8	1%
Total noninterest expenses	3,902	2,260	1,642	73%
Net earnings before income taxes	1,758	1,266	492	39%
Income taxes	446	321	125	39%
Net earnings	$1,312	$945	367	39%
Net earnings per share - Basic and diluted	$0.18	$0.16

Net earnings. Net earnings for the three months ended June 30, 2023, were $1,312,000 or $.18 per basic and diluted share compared to net earnings of $945,000 or $.16 per basic and diluted share for the three months ended June 30, 2022. The increase in net earnings during the three months ended June 30, 2023 compared to three months ended June 30, 2022 is primarily attributed to an increase in net interest income and non-interest income, partially offset by the increase in non-interest expense.

Interest income. Interest income increased $4.2 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 due primarily to growth in the loan portfolio and increases in yields on interest earning assets.

Interest expense. Interest expense increased $2.3 million to $2.6 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to interest bearing deposit rates and changes in the composition of deposits.

Credit loss expense. Expected credit loss expense was $704,000 for the three months ended June 30, 2023, compared to $991,000 for the three months ended June 30, 2022. The expected credit loss expense is charged to earnings as losses are expected to have occurred in order to bring the total allowance for credit losses to a level deemed appropriate by management to absorb losses expected. Management’s periodic evaluation of the adequacy of the allowance for credit losses is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for credit losses totaled $6.6 million or 1.26% of loans outstanding at June 30, 2023, compared to $5.8 million or 1.20% of loans outstanding at December 31, 2022. The increase in the credit loss expense during the second quarter of 2023 was primarily due to loan volume growth and the evaluation of the other factors noted above. During the three-months ended June 30, 2023, the net charge off amounting to $253,000 arose mostly due to consumer lending for the three-month ended June 30, 2023.

Noninterest income. Total noninterest income increased to $772,000 for the three months ended June 30, 2023, from $764,000 for the three months ended June 30, 2022, due to increased wire transfer and ACH fees during second quarter of 2023.

Noninterest expenses. Total noninterest expenses increased to $3.9 million for the three months ended June 30, 2023, compared to $2.3 million for the three months ended June 30, 2022, primarily due to one-time litigation settlement, increase in salaries and employee benefits, data processing, and other operating costs.

Comparison of the Six-Month Periods Ended June 30, 2023 and 2022

	Six Months Ended		Increase /
	June 30,		(Decrease)
(dollars in thousands)	2023	2022	Amount	Percentage
Total interest income	$15,695	$7,488	$8,207	110%
Total interest expense	5,044	508	4,536	893%
Net interest income	10,651	6,980	3,671	53%
Credit loss expense	1,524	1,383	141	10%
Net interest income after provision for loan losses	9,127	5,597	3,530	63%
Total noninterest income	1,501	1,414	87	6%
Total noninterest expenses	7,324	4,600	2,724	59%
Net earnings before income taxes	3,304	2,411	893	37%
Income taxes	839	611	228	37%
Net earnings	$2,465	$1,800	665	37%
Net earnings per share - Basic and diluted	$0.34	$0.33

Net earnings. Net earnings for the six months ended June 30, 2023, was $2,465,000 or $.34 per basic and diluted share compared to net earnings of $1,800,000 or $.33 per basic and diluted share for the six months ended June 30, 2022. The increase in net earnings during the six months ended June 30, 2023 compared to six months ended June 30, 2022 is primarily attributed to an increase in net interest income, partially offset by the increase in noninterest expense.

Interest Income. Interest income increased $8.2 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due primarily to growth in the loan portfolio and increase in loan and fed funds yields.

Interest Expense. Interest expense increased $4.5 million to $5.0 million for the six months ended June 30, 2023 compared to the six-months ended June 30, 2022 as a result of an increase in deposits and rates.

Credit loss expense. Expected credit loss expense was $1.5 million for the six months ended June 30, 2023, compared to $1.4 million for the six months ended June 30, 2022. The allowance for credit losses totaled $6.6 million or 1.26% of loans outstanding at June 30, 2023, compared to $5.8 million or 1.20% of loans outstanding at December 31, 2022. The increase in the credit loss expense during the six months ended June 30, 2023 was primarily due to loan volume growth and the evaluation of the other factors noted above. During the six-months ended June 30, 2023, the net charge off amounting to $677,000 arose mostly due to consumer lending for the six month ended June 30, 2023.

Noninterest Income. Total noninterest income increased to $1.5 million for the six months ended June 30, 2023, from $1.4 million for the six months ended June 30, 2022 due to increased wire transfer and ACH fees related to an increase in business checking accounts during the six-month period ended June 30, 2023.

Noninterest Expenses. Total noninterest expenses increased to $7.3 million for the six months ended June 30, 2023 compared to $4.6 million for the six months ended June 30, 2022 primarily due to one-time litigation settlement, increase in salaries and employee benefits, data processing, and other operating costs.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 4. Controls and Procedures

The Company’s management evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report, and, based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.

There have been no significant changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first six months of 2023, the Company issued 72,221 shares of its common stock in a private placement transaction to two accredited investors at a price of $4.50 per share. None of these investors was an officer, director or affiliate of the Company. The Company issued these shares in reliance on Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

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

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date: August 9, 2023	By:	/s/ Timothy Terry
Timothy Terry
Principal Executive Officer

	By:	/s/ Joel Klein
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

