Form 10-Q
period 2023-09-30
OptimumBank Holdings, Inc.
filed 2023-11-09
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,250,219 shares of common stock, $.01 par value, issued and outstanding as of November 9, 2023.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

i

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Cash and due from banks	$9,558	$19,788
Interest-bearing deposits with banks	94,440	52,048
Total cash and cash equivalents	103,998	71,836
Debt securities available for sale	23,084	25,102
Debt securities held-to-maturity (fair value of $348 and $504)	393	540
Loans, net of allowance for credit losses of $7,200 and $5,793	573,586	477,218
Federal Home Loan Bank stock	884	600
Premises and equipment, net	1,251	934
Right-of-use lease assets	2,231	2,119
Accrued interest receivable	1,782	1,444
Deferred tax asset	3,288	3,836
Other assets	2,738	1,590

Total assets	$713,235	$585,219
Liabilities and Stockholders’ Equity:

Liabilities:
Noninterest-bearing demand deposits	$211,695	$159,193
Savings, NOW and money-market deposits	253,334	108,726
Time deposits	153,345	239,980

Total deposits	618,374	507,899

Federal Home Loan Bank advances	10,000	10,000
Federal Reserve Bank advances	13,600	—
Operating lease liabilities	2,310	2,172
Other liabilities	2,701	2,568

Total liabilities	646,985	522,639

Commitments and contingencies (Notes 8 and 11)
Stockholders’ equity:
Preferred stock, no par value; 6,000,000 shares authorized:	—	—
Series A Preferred, no par value, no shares issued and outstanding	—	—
Series B Convertible Preferred, no par value, 1,520 shares authorized, 1,360 shares issued and outstanding	—	—
Common stock, $.01 par value; 30,000,000 and 10,000,000 shares authorized, 7,250,219 and 7,058,897 shares issued and outstanding	72	71
Additional paid-in capital	91,221	90,408
Accumulated deficit	(18,520)	(22,073)
Accumulated other comprehensive loss	(6,523)	(5,826)

Total stockholders’ equity	66,250	62,580
Total liabilities and stockholders’ equity	$713,235	$585,219

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest income:
Loans	$7,996	$5,000	$21,837	$12,027
Debt securities	167	153	517	475
Other	739	341	2,243	480

Total interest income	8,902	5,494	24,597	12,982

Interest expense:
Deposits	2,841	803	7,829	1,148
Borrowings	147	386	203	549

Total interest expense	2,988	1,189	8,032	1,697

Net interest income	5,914	4,305	16,565	11,285

Credit loss expense	1,446	1,374	2,970	2,757

Net interest income after credit loss expense	4,468	2,931	13,595	8,528

Noninterest income:
Service charges and fees	881	637	2,359	1,906
Other	30	55	53	200

Total noninterest income	911	692	2,412	2,106

Noninterest expenses:
Salaries and employee benefits	2,141	1,421	6,148	4,063
Professional fees	161	129	529	418
Occupancy and equipment	204	185	581	527
Data processing	455	324	1,206	886
Regulatory assessment	89	46	522	146
Litigation Settlement	—	—	375	—
Other	601	615	1,614	1,280

Total noninterest expenses	3,651	2,720	10,975	7,320

Net earnings before income taxes	1,728	903	5,032	3,314

Income taxes	459	230	1,298	841

Net earnings	$1,269	$673	$3,734	$2,473

Net earnings per share - Basic and diluted	$0.18	$0.11	$0.52	$0.44

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net earnings	$1,269	$673	$3,734	$2,473

Other comprehensive loss:
Change in unrealized loss on debt securities:
Unrealized loss arising during the period	(1,271)	(1,084)	(937)	(6,989)

Amortization of unrealized loss on debt securities transferred to held-to-maturity	2	1	4	12

Other comprehensive loss before income taxes	(1,269)	(1,083)	(933)	(6,977)

Deferred income taxes benefit	321	276	236	1,771

Total other comprehensive loss	(948)	(807)	(697)	(5,206)

Comprehensive income (loss)	$321	$(134)	$3,037	$(2,733)

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2023 and 2022

(Dollars in thousands)

	Preferred Stock						Additional		Accumulated
	Series A		Series B		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2021 (audited)	—	—	760	—	4,775,281	$48	65,193	(26,096)	(635)	$38,510

Proceeds from the sale of preferred stock (unaudited)	—	—	260	—	—	—	6,500	—	—	6,500

Proceeds from the sale of common stock (unaudited)	—	—	—	—	1,227,331	12	5,511	—	—	5,523

Net change in unrealized loss on debt securities available for sale (unaudited)	—	—	—	—	—	—	—	—	(2,078)	(2,078)

Amortization of unrealized loss on debt securities transferred to held-to-maturity (unaudited)	—	—	—	—	—	—	—	—	7	7

Net earnings (unaudited)	—	—	—	—	—	—	—	855	—	855

Balance at March 31, 2022 (unaudited)	—	—	1,020	—	6,002,612	$60	77,204	(25,241)	(2,706)	49,317

Stock-based Compensation (unaudited)	—	—	—	—	24,493	—	96	—	—	96

Net change in unrealized loss on debt securities available for sale (unaudited)	—	—	—	—	—	—	—	—	(2,332)	(2,332)

Amortization of unrealized loss on debt securities transferred to held-to-maturity (unaudited)	—	—	—	—	—	—	—	—	4	4

Net earnings (unaudited)	—	—	—	—	—	—	—	945	—	945

Balance at June 30, 2022 (unaudited)	—	$—	1,020	$—	6,027,105	$60	$77,300	$(24,296)	$(5,034)	$48,030

Stock-based Compensation (unaudited)	—	—	—	—	67,182	1	274	—	—	275

Proceeds from the sale of common stock (unaudited)	—	—	—	—	674,222	7	3,027	—	—	3,034

Net change in unrealized loss on debt securities available for sale (unaudited)	—	—	—	—	—	—	—	—	(808)	(808)

Amortization of unrealized loss on debt securities transferred to held-to-maturity (unaudited)	—	—	—	—	—	—	—	—	1	1

Net earnings (unaudited)	—	—	—	—	—	—	—	673	—	673

Balance at September 30, 2022 (unaudited)	—	$—	1,020	$—	6,768,509	$68	$80,601	$(23,623)	$(5,841)	$51,205

Balance at December 31, 2022 (audited)	—	$—	1,360	$—	7,058,897	$71	$90,408	$(22,073)	$(5,826)	$62,580

Additional allowance recognized due to adoption of Topic 326	—	—	—	—	—	—	—	(181)	—	(181)

Proceeds from the sale of common stock (unaudited)	—	—	—	—	72,221	—	324	—	—	324

Stock-based Compensation (unaudited)	—	—	—	—	119,101	1	489	—	—	490

Net change in unrealized loss on debt securities available for sale (unaudited)	—	—	—	—	—	—	—	—	538	538

Amortization of unrealized loss on debt securities transferred to held-to-maturity (unaudited)	—	—	—	—	—	—	—	—	1	1

Net earnings (unaudited)	—	—	—	—	—	—	—	1,153	—	1,153

Balance at March 31, 2023 (unaudited)	—	$—	1,360	$—	7,250,219	$72	$91,221	$(21,101)	$(5,287)	$64,905

Net change in unrealized loss on debt securities available for sale (unaudited)	—	—	—	—	—	—	—	—	(289)	(289)

Amortization of unrealized loss on debt securities transferred to held-to-maturity (unaudited)	—	—	—	—	—	—	—	—	1	1

Net earnings (unaudited)	—	—	—	—	—	—	—	1,312	—	1,312

Balance at June 30, 2023 (unaudited)	—	$—	1,360	$—	7,250,219	$72	$91,221	$(19,789)	$(5,575)	$65,929

Net change in unrealized loss on debt securities available for sale (unaudited)	—	—	—	—	—	—	—	—	(950)	(950)

Amortization of unrealized loss on debt securities transferred to held-to-maturity (unaudited)	—	—	—	—	—	—	—	—	2	2

Net earnings (unaudited)	—	—	—	—	—	—	—	1,269	—	1,269

Balance at September 30, 2023 (unaudited)	—	$—	1,360	$—	7,250,219	$72	$91,221	$(18,520)	$(6,523)	$66,250

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net earnings	$3,734	$2,473
Adjustments to reconcile net earnings to net cash provided by operating activities:
Credit loss expense	2,970	2,757
Depreciation and amortization	172	172
Deferred income taxes	857	845
Net accretion of fees, premiums and discounts	6	(283)
Stock-based compensation expense	490	371
Decrease in accrued interest receivable	(338)	(231)
Amortization of right of use asset	203	278
Net decrease in operating lease liabilities	(177)	(268)
Increase in other assets	(1,148)	(138)
(Decrease) increase in other liabilities	(226)	775
Net cash provided by operating activities	6,543	6,751

Cash flows from investing activities:

Principal repayments of debt securities available for sale	976	1,814
Principal repayments of debt securities held-to-maturity	151	469
Net increase in loans	(99,134)	(186,880)
Purchases of premises and equipment	(489)	(201)
Purchase of FHLB stock	(284)	(1,932)

Net cash used in investing activities	(98,780)	(186,730)

Cash flows from financing activities:
Net increase in deposits	110,475	129,745
Net increase in FHLB Advances	—	50,000
Net increase in FRB Advances	13,600	—
Proceeds from sale of preferred stock	—	6,500
Proceeds from sale of common stock	324	8,557

Net cash provided by financing activities	124,399	194,802

Net increase in cash and cash equivalents	32,162	14,823

Cash and cash equivalents at beginning of the period	71,836	58,970

Cash and cash equivalents at end of the period	$103,998	$73,793

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,888	$1,640

Income taxes	$457	$—

Noncash transactions:
Change in accumulated other comprehensive loss, net change in unrealized loss on debt securities available for sale, net of income taxes	$(697)	$(5,206)

Amortization of unrealized loss on debt securities transferred to held-to-maturity	$4	$12
Reduction stockholders’ equity due to adoption of Topic 326, net	(181)	—
Right-of use lease assets obtained in exchange for operating lease liabilities	$315	$—

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

Basis of Presentation. In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2023, and the results of operations and cash flows for the three and nine month periods ended September 30, 2023 and 2022. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the full year.

Comprehensive Income (Loss). Generally Accepted Accounting Principles generally require that recognized revenue, expenses, gains and losses be included in net earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale debt securities are reported as a separate component of the equity section of the condensed consolidated balance sheets, such items along with net earnings, are components of comprehensive income (loss).

Accumulated other comprehensive loss consists of the following (in thousands):

	September 30, 2023	December 31, 2022

Unrealized loss on debt securities available for sale	$(8,723)	$(7,786)
Unamortized portion of unrealized loss related to debt securities available for sale transferred to securities held-to-maturity	(14)	(18)
Income tax benefit	2,214	1,978

Accumulated other comprehensive loss	$(6,523)	$(5,826)

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

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The adoption of CECL resulted in the recognition of $218,000 allowance for credit losses, $23,000 of liability for unfunded commitments, a deferred income tax asset of $60,000 and a reduction in retained earnings of $181,000. With this transition method, the Company did not have to restate comparative prior periods presented in the consolidated financial statements related to ASC 326 but will present comparative prior periods disclosures using the previous accounting guidance for the allowance for loan losses. The Company adopted ASC 326 using the prospective transition approach for debt securities available for sale. As of January 1, 2023, the Company did not have any allowance for credit losses on debt securities.

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

Changes in the ACL are recorded as credit loss expense. Losses are charged against the ACL when management believes the collectability of the debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the debt securities available for sale and does not record an ACL on accrued interest receivable. As of September 30, 2023, the accrued interest receivable for debt securities available for sale recognized in accrued interest receivable was $139,000.

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

The Company follows its nonaccrual policy by reversing contractual interest income in the consolidated statements of income when the Company places a loan on nonaccrual status. Therefore, management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an ACL on accrued interest receivable. As of September 30, 2023, the accrued interest receivable for loans was $1,625,000.

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

ACL - Off -Balance Sheet Credit Exposures. The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include commitments to extend credit, construction loans, standby letters of credit, and unfunded commitments under revolving lines of credit. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. Management has determined that a majority of the Company’s off-balance-sheet credit exposures are not unconditionally cancellable.

The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their expected lives. Management used its judgement to determine funding rates. Management applied the funding rates, along with the loss factor rate determined for each pooled loan segment, to unfunded loan commitments, excluding unconditionally cancellable exposures and letters of credit, to arrive at the reserve for unfunded loan commitments.

As of September 30, 2023, the liability recorded for expected credit losses on unfunded commitments was $359,000 and is included in “other liabilities” on the accompanying condensed consolidated balance sheets. The current adjustment to the ACL for unfunded commitments is recognized through credit loss expense in the condensed consolidated statements of earnings.

(2) Debt Securities. Debt securities have been classified according to management’s intent. The carrying amount of debt securities and approximate fair values are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

At September 30, 2023:
Available for sale:
SBA Pool Securities	$742	$—	$16	$726
Collateralized mortgage obligations	138	—	20	118
Taxable municipal securities	16,701	—	5,509	11,192
Mortgage-backed securities	14,226	—	3,178	11,048
Total	$31,807	$—	$8,723	$23,084

Held-to-maturity:
Collateralized mortgage obligations	$380	$—	45	$335
Mortgage-backed securities	13	—	—	13
Total	$393	$—	45	$348

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2)	Debt Securities, Continued.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At December 31, 2022:
Available for sale:
SBA Pool Securities	$834	$1	$18	$817
Collateralized mortgage obligations	145	—	15	130
Taxable municipal securities	16,729	—	5,109	11,620
Mortgage-backed securities	15,180	—	2,645	12,535
Total	$32,888	$1	$7,787	$25,102

Held-to-maturity:
Collateralized mortgage obligations	$475	$—	35	$440
Mortgage-backed securities	65	—	1	64
Total	$540	$—	36	$504

As of September 30, 2023, debt securities with a fair value of $11.2 million were pledged as collateral to the Federal Reserve. There were no sales of debt securities during the nine months ended September 30, 2023, and 2022.

Debt securities available for sale with gross unrealized losses, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position, is as follows (in thousands):

	Over Twelve Months		Less Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
At September 30, 2023:
Available for Sale:
SBA Pool Securities	16	725	—	—
Collateralized mortgage obligation	20	119	—	—
Taxable municipal securities	5,509	11,192	—	—
Mortgage-backed securities	3,178	11,048	—	—
Total	$8,723	$23,084	$—	$—

	Over Twelve Months		Less Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
At December 31, 2022:
Available for Sale :
SBA Pool Securities	18	657	—	—
Collateralized mortgage obligation	—	—	15	130
Taxable municipal securities	5,109	11,620	—	—
Mortgage-backed securities	2,621	12,292	24	243
Total	$7,748	$24,569	$39	$373

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2)	Debt Securities, Continued.

At September 30, 2023 and December 31, 2022, the unrealized losses on forty-two and forty investment debt securities, respectively, were caused by interest-rate changes.

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

The Company performed an analysis that determined that the mortgage-backed securities, collateralized mortgage obligations, and U.S. government securities, have a zero expected credit loss as they have the full faith and credit backing of the U.S. government or one of its agencies. Municipal bonds that do not have a zero expected credit loss are evaluated at least quarterly to determine whether there is a credit loss associated with a decline in fair value. At September 30, 2023 and December 31, 2022 all municipal securities were rated as investment grade. All debt securities in an unrealized loss position as of September 30, 2023 continue to perform as scheduled and the Company does not believe that there is a credit loss or that credit loss expense is necessary. Also, as part of our evaluation of our intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. The Company does not currently intend to sell the investments within the portfolio, and it is not more-likely-than-not that a sale will be required.

Management continues to monitor all of our investments with a high degree of scrutiny. There can be no assurance that in a future period, conditions may exist at that time indicating that some or all of the Company’s securities may be sold that would require a charge to earnings as credit loss expense in such period.

(3) Loans. The segments of loans are as follows (in thousands):

	September 30, 2023	December 31, 2022

Residential real estate	$58,285	$50,354
Multi-family real estate	68,000	69,555
Commercial real estate	358,404	310,695
Land and construction	28,913	17,286
Commercial	26,997	5,165
Consumer	41,217	30,323

Total loans	581,816	483,378

Deduct:
Net deferred loan fees, and costs	(1,030)	(367)
Allowance for credit losses	(7,200)	(5,793)

Loans, net	$573,586	$477,218

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued.

An analysis of the change in the allowance for credit losses follows (in thousands):

	Residential	Multi-Family	Commercial	Land and
	Real Estate	Real Estate	Real Estate	Construction	Commercial	Consumer	Total
Three Months Ended September 30, 2023:

Balance June 30, 2023	$883	$1,037	$2,802	$680	$135	$1,108	$6,645
Credit loss expense	(113)	184	620	194	102	337	1,324
Charge-offs	—	—	—	—	(10)	(872)	(882)
Recoveries	—	—	—	—	—	113	113

Ending balance (September 30, 2023)	$770	$1,221	$3,422	$874	$227	$686	$7,200

Three Months Ended September 30, 2022:
Beginning balance	$514	$619	$2,340	$71	$67	$632	$4,243
(Credit) provision for loan losses	34	129	754	(1)	(2)	460	1,374
Charge-offs	—	—	—	—	—	(446)	(446)
Recoveries	—	—	—	—	—	41	41

Ending balance (September 30, 2022)	$548	$748	$3,094	$70	$65	$687	$5,212

Nine Months Ended September 30, 2023:

Beginning balance Dec 31, 2022	$768	$748	$3,262	$173	$277	$565	$5,793
Additional allowance recognized due to adoption of Topic 326	33	327	(367)	278	(262)	209	218
Balance January 1, 2023	$801	$1,075	$2,895	$451	$15	$774	$6,011
Credit loss expense	(31)	146	527	423	177	1,393	2,635
Charge-offs	—	—	—	—	(52)	(1,676)	(1,728)
Recoveries	—	—	—	—	87	195	282

Ending balance (September 30, 2023)	$770	$1,221	$3,422	$874	$227	$686	$7,200

Nine Months Ended September 30, 2022:

Beginning balance	$482	$535	$1,535	$32	$74	$417	$3,075
Provision for loan losses	66	213	1,559	38	25	856	2,757
Charge-offs	—	—	—	—	(90)	(655)	(745)
Recoveries	—	—	—	—	56	69	125

Ending balance (September 30, 2022)	$548	$748	$3,094	$70	$65	$687	$5,212

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued. The following summarizes the loan credit quality (in thousands):

		OLEM (Other Loans Especially	Sub-
	Pass	Mentioned)	Standard	Doubtful	Loss	Total

At September 30, 2023:
Residential real estate	$58,285	$—	$—	$—	$—	$58,285
Multi-family real estate	68,000	—	—	—	—	68,000
Commercial real estate	357,190	—	1,214	—	—	358,404
Land and construction	28,913	—	—	—	—	28,913
Commercial	26,997	—	—	—	—	26,997
Consumer	40,192	—	1,025	—	—	41,217

Total	$579,577	$—	$2,239	$—	$—	$581,816

At December 31, 2022:
Residential real estate	$50,354	$—	$—	$—	$—	$50,354
Multi-family real estate	69,555	—	—	—	—	69,555
Commercial real estate	309,458	—	1,237	—	—	310,695
Land and construction	17,286	—	—	—	—	17,286
Commercial	5,165	—	—	—	—	5,165
Consumer	30,323	—	—	—	—	30,323

Total	$482,141	$—	$1,237	$—	$—	$483,378

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued. Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Past	Total Past Due	Current	Nonaccrual Loans	Total Loans
At September 30, 2023:
Residential real estate	$—	$—	$—	$—	$58,285	$—	$58,285
Multi-family real estate	—	—	—	—	68,000	—	68,000
Commercial real estate	—	—	—	—	358,404	—	358,404
Land and construction	—	—	—	—	28,913	—	28,913
Commercial	—	—	—	—	26,997	—	26,997
Consumer	376	209	—	585	39,607	1,025	41,217

Total	$376	$209	$—	$585	$580,206	$—	$581,816

At December 31, 2022:
Residential real estate	$—	$—	$—	$—	$50,354	$—	$50,354
Multi-family real estate	—	—	—	—	69,555	—	69,555
Commercial real estate	—	—	—	—	310,695	—	310,695
Land and construction	—	—	—	—	17,286	—	17,286
Commercial	—	—	—	—	5,165	—	5,165
Consumer	150	27	—	177	30,146	—	30,323

Total	$150	$27	$—	$177	$483,201	$—	$483,378

The Company has not made any modifications of loans to borrowers experiencing financial difficulties during the nine months ended September 30, 2023.

No loans have been determined to be troubled debt restructurings (TDR’s) during the nine-month period ended September 30, 2022. At September 2022, there were no loans modified and entered into as TDR’s within the past twelve months, that subsequently defaulted during the nine-month periods ended September 30, 2022.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued.

Term Loans

Amortized Cost Basis by Origination Year

Revolving Loans
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Converted to Term Loans
Construction and land real estate	September 30, 2023	2022	2021	2020	2019	Prior	(Amortized Cost Basis)	(Amortized Cost Basis)	Total
Pass	$8,272	$15,048	$2,461	$1,498	$1,634	$-	$—	$—	$28,913
OLEM (Other Loans Especially Mentioned)	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Subtotal loans	$8,272	$15,048	$2,461	$1,498	$1,634	$—	$—	$—	$28,913
Current period Gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate
Pass	$7,350	$26,438	$9,804	$4,875	$4,072	$4,999	$747	$—	$58,285
OLEM (Other Loans Especially Mentioned)	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Subtotal loans	$7,350	$26,438	$9,804	$4,875	$4,072	$4,999	$747	$—	$58,285
Current period Gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued.

Term Loans

Amortized Cost Basis by Origination Year

								Revolving Loans
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Converted to Term Loans
Construction and land real estate	September 30, 2023	2022	2021	2020	2019	Prior	(Amortized Cost Basis)	(Amortized Cost Basis)	Total
Multi-family real estate
Pass	$998	$29,296	$28,227	$6,136	$2,078	$1,265	$—	$—	$68,000
OLEM (Other Loans Especially Mentioned)	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Subtotal loans	$998	$29,296	$28,227	$6,136	$2,078	$1,265	$—	$—	$68,000
Current period Gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate (CRE)
Pass	$60,424	$200,281	$54,637	$15,503	$12,710	$13,635	$—	$—	$357,190
OLEM (Other Loans Especially Mentioned)	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	1,214	—	—	—	1,214
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Subtotal loans	$60,424	$200,281	$54,637	$15,503	$13,924	$13,635	$—	$—	$358,404
Current period Gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial business loans
Pass	$23,149	$1,781	$1,371	$645	$51	$—	$—	$—	$26,997
OLEM (Other Loans Especially Mentioned)	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Subtotal loans	$23,149	$1,781	$1,371	$645	$51	$—	$—	$—	$26,997
Current period Gross write-offs	$(26)	$—	$—	$—	$—	$(26)	$—	$—	$(52)
Consumer
Pass	$9,357	$8,048	$4,291	$191	$162	$—	$18,143	$—	$40,192
OLEM (Other Loans Especially Mentioned)	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	1,025	—	1,025
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Subtotal loans	$9,357	$8,048	$4,291	$191	$162	$—	$19,168	$—	$41,217
Current period Gross write-offs	$(164)	$(770)	$(739)	$(3)	$—	$—	$—	$—	$(1,676)

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(4) Earnings Per Share. Basic earnings per share have been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods. During the three- and nine-months periods ended September 30, 2023 and 2022, basic and diluted earnings per share is the same as there were no outstanding potentially dilutive securities. Earnings per common share have been computed based on the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Weighted-average number of common shares outstanding used to calculate basic and diluted earnings per common share	$7,250,218	$6,065,648	$7,234,793	$5,661,056

(5) Stock-Based Compensation

The Company is authorized to grant stock options, stock grants and other forms of equity-based compensation under its 2018 Equity Incentive Plan (the “2018 Plan”). The plan has been approved by the shareholders. The Company is currently authorized to issue up to 1,050,000 shares of common stock under the 2018 Plan, due to an amendment to increase the number of authorized shares from 500,000 to 1,050,000 that was approved by shareholders in June 2023. At September 30, 2023, 539,320 shares remain available for grant.

During the nine-month period ended September 30, 2023, the Company issued 66,479 shares to a director for services performed and recorded compensation expense of $274,000.

During the nine-month period ended September 30, 2023, the Company issued 52,622 shares to employees for services performed and recorded compensation expense of $216,000.

During the nine-month period ended September 30, 2022, the Company recorded compensation expense of $275,000 with respect to 67,183 shares issued to a director and an executive officer for services performed.

During the nine-month period ended September 30, 2022, the Company recorded compensation expense of $96,000 with respect to 24,493 shares issued to certain employees for services performed.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(6) Fair Value Measurements.

Debt securities available for sale measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
At September 30, 2023:
SBA Pool Securities	$726	$—	$726	—
Collateralized mortgage obligations	118	—	118	—
Taxable municipal securities	11,192	—	11,192	—
Mortgage-backed securities	11,048	—	11,048	—
Total	$23,084	—	$23,084	—

At December 31, 2022:
SBA Pool Securities	$817	$—	$817	—
Collateralized mortgage obligations	130	—	130	—
Taxable municipal securities	11,620	—	11,620	—
Mortgage-backed securities	12,535	—	12,535	—
Total	$25,102	—	$25,102	—

(7) Fair Value of Financial Instruments. The estimated fair values and fair value measurement method with respect to the Company’s financial instruments were as follows (in thousands):

	At September 30, 2023			At December 31, 2022
	Carrying Amount	Fair Value	Level	Carrying Amount	Fair Value	Level

Financial assets:
Cash and cash equivalents	$103,998	$103,998	1	$71,836	$71,836	1
Debt securities available for sale	23,084	23,084	2	25,102	25,102	2
Debt securities held-to-maturity	393	348	2	540	504	2
Loans	573,586	526,269	3	477,218	476,566	3
Federal Home Loan Bank stock	884	884	3	600	600	3
Accrued interest receivable	1,782	1,782	3	1,444	1,444	3

Financial liabilities:
Deposit liabilities	618,374	621,865	3	507,899	512,357	3
Federal Home Loan Bank advances	10,000	9,482	3	10,000	9,450	3
Federal Reserve Bank advances	13,600	13,590	3	—	—	3
Off-balance sheet financial instruments	—	—	3	—	—	3

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

Commitments to extend credit, unused lines of credit, and standby letters of credit typically result in loans with a market interest rate when funded. A summary of the contractual amounts of the Company’s financial instruments with off-balance-sheet risk at September 30, 2023 follows (in thousands):

Commitments to extend credit	$11,480

Unused lines of credit	$78,219

Standby letters of credit	$4,301

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(9) Regulatory Matters, Continued.

As of September 30, 2023 and December 31, 2022, the Bank meets all capital adequacy requirements to which it is subject. The Bank’s actual capital amounts and percentages are presented in the table ($ in thousands):

	Actual		To Be Well Capitalized Under Prompt Corrective Action Regulations (CBLR Framework)
	Amount	%	Amount	%
As of September 30, 2023:
Tier 1 Capital to Total Assets	70,762	10.98%	58,000	9.00%

As of December 31, 2022:
Tier 1 Capital to Total Assets	66,291	11.29%	52,865	9.00%

(10) Series B Preferred Stock

Except in the event of liquidation, if the Company declares or pays a dividend or distribution on the common stock, the Company shall simultaneously declare and pay a dividend on the Series B Preferred Stock on a pro rata basis with the common stock determined on an as-converted basis assuming all shares of Series B Preferred Stock had been converted immediately prior to the record date of the applicable dividend. As of September 30, 2023 the Series B Preferred Stock is convertible into 11,113,889 shares of common stock, at the option of the Company, subject to the prior fulfilment of the following conditions: (i) such conversion shall have been approved by the holders of a majority of the outstanding common stock of the Company; and (ii) such conversion must not result in any holder of the Series B Preferred Stock and any persons with whom the holder may be acting in concert, becoming the beneficial owners of more than 9.9% of the outstanding shares of the Company’s common stock, unless the issuance, shall have been approved by all banking regulatory authorities whose approval is required for the acquisition of such shares. The number of shares issuable upon conversion is subject to adjustment based on the terms of the Series B Preferred Stock. The Series B Preferred has preferential liquidation rights over common stockholders. The liquidation price is the greater of $25,000 per share of Series B Preferred or such amount per share of Series B Preferred that would have been payable had all shares of the Series B Preferred been converted into common stock pursuant to the terms of the Series B Preferred Stock’s Certificate of Designation immediately prior to a liquidation. The Series B Preferred generally has no voting rights except as provided in the Certificate of Designation.

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

During the Annual Meeting of Shareholders held on June 27, 2023, the Company’s shareholders approved the issuance of up to 11,113,889 shares of common stock upon conversion of the Series B preferred stock previously issued by the Company. Any such conversion is also subject to receipt of any required regulatory approvals by appropriate state and federal bank regulatory agencies.

(11) Contingencies. Various claims arise from time to time in the normal course of business. In the opinion of management, none have occurred that will have a material effect on the Company’s condensed consolidated financial statements.

During the nine-months ended September 30, 2023 the Company incurred a one-time expense related to the settlement of foreclosure litigation in the amount of $375,000.

(continued)

(12) Borrowings.

The maturities and interest rates on the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) advances were as follows (dollars in thousands)

At September 30, 2023:	Maturity Year Ending	Interest Rate	September 30, 2023	December 31, 2022
FRB	2024	5.46%	13,600	-
FHLB	2025	1.01%	10,000	10,000

At September 30, 2023, FHLB Advances are is structured as advances with potential calls on a quarterly basis.

FHLB advances are collateralized by a blanket lien requiring the Company to maintain certain first mortgage loans as pledged collateral. At September 30, 2023, the Company had remaining credit availability of $148 million. At September 30, 2023, the Company had loans pledged with a carrying value of $157 million as collateral for FHLB advances.

In addition, the Bank has a line of credit with the Federal Reserve Bank which is secured by investment securities with fair value of $11.2 million as of September 30, 2023. FRB borrowings bear interest at variable rates based on the Federal Open Market Committee’s target range for the federal funds rate. Based on this collateral, the Company borrowed $13.6 million from the FRB at September 30, 2023.

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

During the third quarter of 2023, the Bank commenced offering U.S. Small Business Administration (“SBA”) SBA 7A loans. SBA 7A loans are generally used to establish a new business or assist in the acquisition, operation, or expansion of an existing business. With SBA loan programs, there are set eligibility requirements and underwriting standards outlined by SBA that can change as the government alters its fiscal policy. These loans are generally secured by accounts receivable, inventory, equipment, and real estate. The Bank hired two full-time SBA staff. At September 30, 2023, SBA 7A loans amounted to $300,000.

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

Capital Levels

As of September 30, 2023, the Bank is well capitalized under regulatory guidelines.

Refer to Note 9 for the Bank’s actual and required minimum capital ratios.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition at September 30, 2023 and December 31, 2022

Overview

The Company’s total assets increased by approximately $128 million to $713 million at September 30, 2023, from $585 million at December 31, 2022, primarily due to increases in loans, and cash and cash equivalents. The growth in assets was attributable to the success of the Company’s efforts to increase loans and deposits from new customers. Net loans grew by $96 million to $574 million at September 30, 2023, from $477 million at December 2022. Deposits grew by approximately $110 million to $618 million at September 30, 2023, from $508 million at December 31, 2022. Total stockholders’ equity increased by approximately $3.7 million to $66.3 million at September 30, 2023, from $62.6 million at December 31, 2022, primarily due to net earnings and proceeds from common stock sales, partially offset by changes in unrealized loss on debt securities available for sale.

The following table shows selected information for the periods ended or at the dates indicated:

	Nine Months Ended	Year Ended
	September 30, 2023	December 31, 2022

Average equity as a percentage of average assets	10.5%	9.9%

Equity to total assets at end of period	9.3%	10.7%

Return on average assets (1)	0.8%	0.9%

Return on average equity (1)	7.7%	8.6%

Noninterest expenses to average assets (1)	2.4%	2.1%

(1) Annualized for the nine months ended September 30, 2023.

Liquidity and Sources of Funds

The Company’s sources of funds include customer deposits, advances from the Federal Home Loan Bank of Atlanta (“FHLB”), principal repayments and sales of debt securities, loan repayments, the use of Federal Funds markets, net earnings, and loans taken out at the Federal Reserve Bank discount window.

Our liquidity is derived primarily from our deposit base, scheduled amortization and prepayments of loans and investment securities, funds provided by operations, and capital. Additionally, as a commercial bank, we are expected to maintain an adequate liquidity position. The liquidity position may consist of cash on hand, cash on demand deposit with correspondent banks, federal funds sold, and unpledged marketable securities such as United States government treasury and agency securities, municipal securities, U.S. agency mortgage-backed securities, and asset-backed securities. Some of our securities are pledged to the Federal Reserve Bank. The market value of securities pledged to the Federal Reserve Bank, Term Funding Program was $11.2 million at September 30, 2023.

The Company increased deposits by approximately $110 million during the nine-month period ended September 30, 2023. The proceeds were used to originate new loans.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In addition to obtaining funds from depositors, the Company may borrow funds from other financial institutions. At September 30, 2023, the Company had outstanding borrowings of $10 million, against its $158 million in established borrowing capacity with the FHLB. The Company’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. The Company also has a $13.6 million advance with the Federal Reserve that matures in August 2024. At September 30, 2023, the Company also had available lines of credit amounting to $25 million with six correspondent banks to purchase federal funds. Disbursements on the lines of credit are subject to the approval of the correspondent banks. We measure and monitor our liquidity daily and believe our liquidity sources are adequate to meet our operating needs.

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

	Three Months Ended September 30,
	2023			2022
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans	$544,540	$7,996	5.87%	$398,914	$5,000	5.01%
Securities	24,732	167	2.70%	27,862	153	2.20%
Other (1)	55,140	739	5.36%	60,600	341	2.25%

Total interest-earning assets/interest income	624,412	8,902	5.70%	487,376	5,494	4.51%

Cash and due from banks	11,523			15,944
Premises and equipment	1,180			860
Other	1,701			4,434

Total assets	$638,816			$508,614

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$179,776	1,102	2.45%	$147,259	138	0.37%
Time deposits	168,428	1,739	4.13%	97,638	665	2.72%
Borrowings (2)	18,878	147	3.11%	71,804	386	2.15%

Total interest-bearing liabilities/interest expense	367,082	2,988	2.06%	316,701	1,189	1.50%

Noninterest-bearing demand deposits	200,516			140,282
Other liabilities	5,043			2,989
Stockholders’ equity	66,175			48,642

Total liabilities and stockholders’ equity	$638,816			$508,614

Net interest income		$5,914			$4,305

Interest rate spread (3)			3.64%			3.01%

Net interest margin (4)			3.79%			3.53%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.70			1.54

(1)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances and Federal Reserve Bank advances.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.
(5)	Annualized.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Nine Months Ended September 30,
	2023			2022
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans	$517,513	$21,837	5.63%	$320,276	$12,027	5.01%
Securities	25,421	517	2.71%	30,638	475	2.07%
Other (1)	58,247	2,243	5.13%	58,822	480	1.09%

Total interest-earning assets/interest income	601,181	24,597	5.46%	409,736	12,982	4.22%

Cash and due from banks	14,141			15,499
Premises and equipment	1,108			861
Other	4,367			4,711

Total assets	$620,797			$430,807

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$143,815	1,768	1.64%	$161,405	424	0.35%
Time deposits	212,114	6,061	3.81%	41,944	724	2.30%
Borrowings (2)	13,124	203	2.06%	38,151	549	1.92%

Total interest-bearing liabilities/interest expense	369,053	8,032	2.90%	241,500	1,697	0.94%

Noninterest-bearing demand deposits	181,890			141,379
Other liabilities	4,850			2,727
Stockholders’ equity	65,004			45,201

Total liabilities and stockholders’ equity	$620,797			$430,807

Net interest income		$16,565			$11,285

Interest rate spread (3)			2.56%			3.29%

Net interest margin (4)			3.67%			3.67%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.63			1.70

(1)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances and Federal Reserve Bank advances.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.
(5)	Annualized.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of the Three-Month Periods Ended September 30, 2023, and 2022

	Three Months Ended		Increase /
	September 30,		(Decrease)
(dollars in thousands)	2023	2022	Amount	Percentage
Total interest income	$8,902	$5,494	$3,408	62%
Total interest expense	2,988	1,189	1,799	151%
Net interest income	5,914	4,305	1,609	37%
Credit loss expense	1,446	1,374	72	5%
Net interest income after provision for loan losses	4,468	2,931	1,537	52%
Total noninterest income	911	692	219	32%
Total noninterest expenses	3,651	2,720	931	34%
Net earnings before income taxes	1,728	903	825	91%
Income taxes	459	230	229	100%
Net earnings	$1,269	$673	596	89%
Net earnings per share - Basic and diluted	$0.18	$0.11

Net earnings. Net earnings for the three months ended September 30, 2023, were $1.3 million or $.18 per basic and diluted share compared to net earnings of $673,000 or $.11 per basic and diluted share for the three months ended September 30, 2022. The increase in net earnings during the three months ended September 30, 2023 compared to three months ended September 30, 2022 is primarily attributed to an increase in net interest income and non-interest income, partially offset by the increase in non-interest expense.

Interest income. Interest income increased $3.4 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 due primarily to growth in the loan portfolio and increases in yields on interest earning assets.

Interest expense. Interest expense increased $1.8 million to $3.0 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to an increase in interest bearing deposit rates and changes in the composition of deposits.

Credit loss expense. Expected credit loss expense was $1.4 million for the three months ended September 30, 2023, and September 30, 2022, respectively. The expected credit loss expense is charged to earnings as losses are expected to have occurred in order to bring the total allowance for credit losses to a level deemed appropriate by management to absorb losses expected. Management’s periodic evaluation of the adequacy of the allowance for credit losses is based upon historical experience, the volume and type of lending conducted by the Company, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for credit losses totaled $7.2 million or 1.24% of loans outstanding at September 30, 2023, compared to $5.8 million or 1.20% of loans outstanding at December 31, 2022. The increase in the credit loss expense during the third quarter of 2023 was primarily due to loan volume growth and the evaluation of the other factors noted above. During the three-months ended September 30, 2023, the net charge off amounting to $769,000 resulted from consumer lending.

Noninterest income. Total noninterest income increased to $911,000 for the three months ended September 30, 2023, from $692,000 for the three months ended September 30, 2022, due to increased wire transfer and ACH fees during third quarter of 2023.

Noninterest expenses. Total noninterest expenses increased to $3.7 million for the three months ended September 30, 2023, compared to $2.7 million for the three months ended September 30, 2022, primarily due to employee compensation and benefits, and data processing.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of the Nine-Month Periods Ended September 30, 2023 and 2022

	Nine Months Ended		Increase /
	September 30,		(Decrease)
(dollars in thousands)	2023	2022	Amount	Percentage
Total interest income	$24,597	$12,982	$11,615	89%
Total interest expense	8,032	1,697	6,335	373%
Net interest income	16,565	11,285	5,280	47%
Credit loss expense	2,970	2,757	213	8%
Net interest income after provision for loan losses	13,595	8,528	5,067	59%
Total noninterest income	2,412	2,106	306	15%
Total noninterest expenses	10,975	7,320	3,655	50%
Net earnings before income taxes	5,032	3,314	1,718	52%
Income taxes	1,298	841	457	54%
Net earnings	$3,734	$2,473	1,261	51%
Net earnings per share - Basic and diluted	$0.52	$0.44

Net earnings. Net earnings for the nine months ended September 30, 2023, were $3.7 million or $.52 per basic and diluted share compared to net earnings of $2.5 million or $0.44 per basic and diluted share for the nine months ended September 30, 2022. The increase in net earnings during the nine months ended September 30, 2023 compared to nine months ended September 30, 2022 is primarily attributed to an increase in net interest income, partially offset by the increase in noninterest expense.

Interest Income. Interest income increased $11.6 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due primarily to growth in the loan portfolio and increase in loan and fed funds yields.

Interest Expense. Interest expense increased $6.3 million to $8.0 million for the nine months ended September 30, 2023 compared to the nine-months ended September 30, 2022 as a result of an increase in deposits and rates.

Credit loss expense. Expected credit loss expense was $3.0 million for the nine months ended September 30, 2023, compared to $2.8 million for the nine months ended September 30, 2022. The allowance for credit losses totaled $7.2 million or 1.24% of loans outstanding at September 30, 2023, compared to $5.8 million or 1.20% of loans outstanding at December 31, 2022. The increase in the credit loss expense during the nine months ended September 30, 2023 was primarily due to loan volume growth and the evaluation of the other factors noted above. During the nine-months ended September 30, 2023, the net charge off amounting to $1.4 million primarily resulted from consumer lending.

Noninterest Income. Total noninterest income increased to $2.4 million for the nine months ended September 30, 2023, from $2.1 million for the nine months ended September 30, 2022 due to increased wire transfer and ACH fees related to an increase in business checking accounts during the nine-month period ended September 30, 2023.

Noninterest Expenses. Total noninterest expenses increased to $11.0 million for the nine months ended September 30, 2023 compared to $7.3 million for the nine months ended September 30, 2022 primarily due to one-time litigation settlement, increase in salaries and employee benefits, data processing, and other operating costs.

Item 4. Controls and Procedures

The Company’s management evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report, and based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.

There have been no significant changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first nine months of 2023, the Company issued 72,221 shares of its common stock in a private placement transaction to two accredited investors at a price of $4.50 per share. None of these investors was an officer, director or affiliate of the Company. The Company issued these shares in reliance on Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 5. Other Information

The disclosure contained under Part II, Item 2 is incorporated herein by reference.

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

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date: November XX, 2023	By:	/s/ Timothy Terry
Timothy Terry
Principal Executive Officer

	By:	/s/ Joel Klein
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

