Form 10-K
period 2023-12-31
OptimumBank Holdings, Inc.
filed 2024-03-08
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant 5,696,152 shares on June 30, 2023, was approximately $16,404,918, computed by reference to the closing market price at $2.88 per share as of June 30, 2023. For purposes of this information, the outstanding shares of common stock beneficially owned by directors and executive officers of the registrant were deemed to be shares of common stock held by affiliates.

The number of shares of common stock, par value $0.01 per share, of the registrant outstanding as of March 8, 2024 was 7,867,386 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the issuer’s fiscal year end are incorporated by reference into Part III, Items 10 through 14, of this Annual Report on Form 10-K.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

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

General

OptimumBank Holdings, Inc. is a Florida corporation (the “Company”) formed in 2004 as a bank holding company for OptimumBank (the “Bank”). The Company’s only business is the ownership and operation of the Bank. The Bank is a Florida state-chartered bank established in 2000, with deposits insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of commercial banking services to individual and corporate customers through its two banking offices located in Broward County, Florida.

The Company is subject to the supervision and regulation of The Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is subject to the supervision and regulation of the State of Florida Office of Financial Regulation (“OFR”) and the FDIC. The Bank is a member of the Federal Home Loan Bank of Atlanta.

At December 31, 2023, the Company had total assets of $791 million, net loans of $671 million, total deposits of $640 million and stockholders’ equity of $70 million. During 2023, the Company had a net income of $6 million.

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

The Bank provides a range of consumer and commercial banking services to individuals and businesses. The basic services offered include: demand interest-bearing and noninterest-bearing accounts, money market deposit accounts, NOW accounts, time deposits, Wire transfers, ACH services, Visa debit and ATM cards, cash management, direct deposits, notary services, money orders, night depository, cashier’s checks, domestic collections, and banking by mail. The Bank provides ATM cards and Visa debit cards, as a part of the Star, Presto and Cirrus networks, thereby permitting customers to utilize the convenience of ATMs worldwide. In December 2022, the Bank began participating as a member of the IntraFi Network, which is the largest provider of reciprocal deposits. With IntraFi’s reciprocal deposit services, the Bank can offer depositors access to FDIC insurance for an unlimited amount, well beyond the standard maximum of $250,000 for funds placed into demand deposit accounts, money market deposit accounts, or CDs. The Bank does not have trust powers and provides no trust services. The Bank makes multi-family real estate loans, residential real estate loans, commercial real estate loans, land and construction, and consumer loans. The Bank offers business lending lines for working capital needs. Growing businesses can use the loans to expand inventory, take discounts, offset receivables, or establish new structured financing and repayment plans that are consistent with the cash flow of the business. During the third quarter of 2023, the Bank started providing small businesses administration government loans to small and middle market businesses.

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

During the third quarter of 2023, the Bank commenced offering U.S. Small Business Administration (“SBA”) SBA 7A loans. SBA 7A loans are generally used to establish a new business or assist in the acquisition, operation, or expansion of an existing business. With SBA loan programs, there are set eligibility requirements and underwriting standards outlined by SBA that can change as the government alters its fiscal policy. These loans are generally secured by accounts receivable, inventory, equipment, and real estate. The Bank hired two full-time SBA staff. At December 31, 2023, SBA 7A loans amounted to $1.4 million.

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

Lending Activities

The Bank offers real estate, commercial and consumer loans to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in its market area. The Bank’s primary market area consists of Broward, Miami-Dade, Palm Beach, Martin, and St. Lucie counties, and secondarily throughout the State of Florida. The Bank’s net loans at December 31, 2023 were $671 million, or 85% of total assets. During 2023 net loans increased by $194 million, attributed to the bank’s successful pursuit of new lending opportunities in South Florida. Loan balances increased by $21 million in residential real estate loans, $112 million in commercial real estate loans, $15 million in land and construction loans, $37 million in commercial loans, and $14 million in consumer loans. The interest rates charged on loans varied with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. The Bank has no loans to non-U.S. borrowers.

The Bank’s loan portfolio is concentrated in three major areas: residential, commercial real estate loans , and land and construction loans. As of December 31, 2023, 91% of the loan portfolio consisted of loans secured by mortgages on real estate, of which approximately 62% of the total loan portfolio was secured by commercial real estate properties. The real estate loans are located primarily in the counties the Bank serves in the State of Florida.

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

Deposit Activities

Deposits are the major source of the Bank’s funds for lending and other investment activities. Deposits are gathered principally from within the South Florida area through the offering of a broad variety of deposit products, including checking accounts, money-market accounts, regular savings accounts, term certificate of deposit accounts. The Company also gathers deposits via listing services. The Bank had no brokered deposits at December 31, 2023 or 2022. The Bank considers the majority of its regular savings, demand, NOW, money market deposit accounts and certificates of deposit under $250,000 to be core deposits. Deposits are insured up to the maximum amount allowed by law by the FDIC. The Company also facilitates depositor access to additional FDIC insurance via the IntraFi network.

Maturity terms, service fees, and withdrawal penalties are established by the Bank on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, market rate competition, growth goals, and federal regulations.

Investments

The Bank’s investment securities portfolio was approximately $24.7 million and $ 25.6 million at December 31, 2023 and 2022, respectively, representing 3% and 4% of its total assets. At December 31, 2023, 48% of this portfolio was invested in asset-backed securities. Mortgage-backed securities generally have a shorter life than the stated maturity. The Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at minimal risk levels while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits.

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

The Bank has established a correspondent relationship with the Federal Reserve Bank. The Bank pays for such services in cash as opposed to keeping compensating balances. The Bank may sell loan participations to other banks with respect to loans which exceed its lending limit. The Bank may purchase loan participations to supplement loan demand.

Data Processing

The Bank outsources most of its data processing services, including an automated general ledger, deposit accounting, and loan sub-system.

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

As of December 31, 2023, the Bank had 60 full-time employees, including executive officers. These employees are not represented by a collective bargaining unit. The Bank considers its relations with its employees to be good.

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

Community Involvement. The Bank aims to give back to the local community and believes that this commitment helps in our efforts to attract and retain employees. The Bank encourages its employees to volunteer with local service organizations and philanthropic groups.

Health and Safety. The success of the Bank’s business is fundamentally connected to the well-being of its employees. Accordingly, the Bank is committed to the health, safety and the wellness of its employees. The Bank provides employees and their families with access to a variety of flexible and convenient health and welfare programs, including benefits that support their physical and mental health by providing tools and resources to help them improve or maintain their health status; and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families.

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

In 2019, the federal banking agencies jointly issued a final rule that provides for an optional, simplified measure of capital adequacy, the community bank leverage ratio framework (CBLR framework), for qualifying community banking organizations. The final rule became effective on January 1, 2020, and was elected by the Bank.

The community bank leverage ratio removes the requirement for qualifying banking organizations to calculate and report risk-based capital but rather only requires a Tier 1 to average assets (leverage) ratio. Qualifying community banking organizations that elect to use the community bank leverage ratio framework and that maintain a leverage ratio of greater than required minimums will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules (generally applicable rule) and, if applicable, will be considered to have met the well capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. The community bank leverage ratio minimum requirement is 9%. Under the CBLR framework, an eligible community banking organization can opt out of the CBLR framework and revert back to the risk-weighting framework without restriction.

Management believes, as of December 31, 2023, that the Bank met all capital adequacy requirements to which it was subject. The Bank’s actual capital amounts and percentages are presented in the table ($’s in thousands):

			To Be Well Capitalized
			Under Prompt Corrective
			Action Regulations (CBLR
	Actual		Framework)
	Amount	%	Amount	%
As of December 31, 2023:
Tier 1 Capital to Total Assets	$74,999	10.00%	$67,499	9.00%

As of December 31, 2022:
Tier 1 Capital to Total Assets	$66,291	11.29%	$52,865	9.00%

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

Deposit Insurance. The Dodd-Frank Act made permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revised the assessment base against which an insured depository institution’s deposit insurance premium paid to the FDIC’s Deposit Insurance Fund (the “DIF”) is calculated. Under the amendments, the assessment base will be its average consolidated total assets less its average tangible equity. Additionally, the Dodd-Frank Act made changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits, and eliminated the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act also provides that depository institutions may pay interest on demand deposits, which assists the Bank in obtaining more deposits. In December 2022, the Bank began participating as a member of the IntraFi Network, which is the largest provider of reciprocal deposits. With IntraFi’s deposit services, the Bank can offer depositors access to FDIC insurance for an unlimited amount, well beyond the standard maximum of $250,000 for funds placed into demand deposit accounts, money market deposit accounts, or CDs. The Company uses IntraFi Network’s reciprocal deposit program and not its one-way deposit program. At December 31, 2023, 15% of depositors were benefiting from the additional FDIC insurance provided by the IntraFi network.

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

Dividends. The Company’s ability to pay dividends is substantially dependent on the ability of the Bank to pay dividends to the Company. As a state-chartered bank, the Bank is subject to dividend restrictions set by Florida law and the FDIC. Except with the prior approval of the Florida OFR, all dividends of any Florida bank must be paid out of retained net profits from the current period and the previous two years, after deducting expenses, including losses and bad debts. As of December 31, 2023, the maximum dividend payable by the Bank to the Company was $17 million. However, under the Federal Deposit Insurance Act, an FDIC-insured institution may not pay any dividend if payment would cause it to become undercapitalized or while it is undercapitalized. Further, the FDIC and the Florida OFR also have the general authority to limit the dividend payment by banks if such payment may be deemed to constitute an unsafe and unsound practice. It is likely that those agencies would view a Bank dividend which materially reduced the capital ratios of the Bank to be such an unsafe or unsound practice.

Loans to One Borrower. Florida law generally allows a state bank such as the Bank to extend credit to any one borrower (and certain related entities of such borrower) in an amount up to 25% of its capital accounts, provided that the unsecured portion may not exceed 15% of the capital accounts of the bank. Based upon the Bank’s capital, the maximum loan the Bank is currently permitted to make to any one borrower (and certain related entities of such borrower) is approximately $18.7 million, provided the unsecured portion does not exceed approximately $11.2 million.

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

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

OptimumBank believes that risk management is a component of our overall governance, and that Information Technology Risk Management (ITRM) is a component of overall risk management. Our institution recognizes that IT (Information Technology) supports most aspects of our business; therefore, effective ITRM is not just limited to technology. Our IT systems connect with affiliates, customers, internal lines of business, third parties (e.g., third-party providers), and the public. IT also creates interdependencies among infrastructure, application, and web content. These independencies affect the decision-making process necessary to support existing products and services and provide for the delivery of new products and services. For all these reasons, IT management is critical to the performance and success of our Institution. Furthermore, ITRM involves more than containing costs and controlling operational risks and does not work in isolation. A financial institution capable of aligning its IT infrastructure to support its business strategy adds value to the institution and positions itself for sustained success. The Institution also recognizes its many strategic challenges in today’s marketplace, including cybersecurity threats, further increasing the need for effective ITRM.

The Institution’s Information Security Program addresses how we assess and manage risk to all information including Non-Public Information (NPI) and other confidential information in every form (written, paper, or digital). We adhere to standards outlined in the Gramm Leach Bliley Act (GLBA) and Federal Financial Institutions Examination Council (FFIEC) Information Security Booklet(s) for the origination, collection, storage, use, transmission, and disposal of sensitive information, including the protection of hardware and infrastructure used to store and transmit such information. Information security promotes the commonly accepted objectives of confidentiality, integrity, and availability (CIA Triad) of information and is essential to the overall safety and soundness of our institution. Information security exists to provide protection from malicious and non-malicious action that increase the risk of adverse effects on earnings, capital, and enterprise value.

Our Information Security Program represents the standards, policies, procedures, and guidelines defining our intuition’s security requirements and related activities. information.

Threat monitoring procedures provide for continual and ad hoc monitoring of threat intelligence communication and systems, effective incident detection and response, and the use of monitoring tools and reports in any subsequent forensic or legal procedures. Management reviews and approves the tools used and the conditions for use, whether developed internally, or outsourced.

The Institution actively monitors company networks and systems to detect suspicious or malicious events, including through penetration testing and routine vulnerability scans. Management has developed procedures for obtaining, monitoring, assessing, and responding to evolving threat and vulnerability information. The identification of threats involves the understanding of the sources of threats, their capabilities, and their objectives. Knowledge of threat sources is especially important to help identify vulnerabilities. Vulnerabilities can occur in many areas, such as the system design, the system operation, security procedures, business line controls, and the implementation of the system and controls.

We maintain policies and procedures for the safe storage, handling and secure disposal of customer information. Each employee is expected to be responsible for the security and confidentiality of customer information, and we communicate this responsibility to employees upon hiring and regularly throughout their employment. We provide employees with mandatory security awareness training. The curriculum includes the recognition and appropriate handling of potential phishing emails, which could, ultimately, place sensitive consumer/customer, proprietary, and/or employee information at risk. The Company employs a number of technical controls to mitigate the risk of phishing emails targeting employees. We test employees monthly to determine their susceptibility to phishing test emails, and we require susceptible employees to take additional training. Through the IT Steering Committee, management is provided regular reporting for oversight.

As part of our information security program, we have adopted an Incident Response Plan (“Incident Response Plan”) which is administered by our Information Security Officer who works in consultation with an Incident Response Team . The Incident Response Plan describes the Institution’s processes, procedures, and responsibilities for responding to incidents, including cybersecurity, and identifies team members responsible for assessing potential security incidents, declaring an incident, and initiating a response. The Incident Response Plan outlines action steps for investigating, containing, controlling, responding to, and remediating a cybersecurity incident. Our Plan includes notification procedures for reporting incidents to appropriate stakeholders, including the Company’s Executive Management Team and the Board of Directors. Annually, our Incident Response Team performs a tabletop exercise to simulate the Institution’s responses to events, including cybersecurity. Each exercise results in lessons learned and subsequent improvement to the Incident Response Plan, as warranted.

The Institution’s third-party risk management program is appropriate to the nature, size, complexity, and scope of our third-party relationships and provides the internal control framework for management to identify, measure, mitigate, monitor, and report risks associated with the use of third-party providers. Third-party service providers are required to comply with the Company’s policies regarding non-public personal information and information security. Third parties processing non-public personal information are contractually required to meet all legal and regulatory obligations to protect customer data against security threats or unauthorized access.

While we do not believe that our business strategy, results of operations or financial condition have been materially adversely affected by any cybersecurity incidents, cybersecurity threats are pervasive, and cybersecurity risk has increased in recent years. Despite our efforts, there can be no assurance that our cybersecurity risk management processes and measures described will be fully implemented, complied with or effective in protecting our systems and information. We face risks from certain cybersecurity threats that, if realized, are reasonably likely to materially affect our business strategy, result of operations or financial condition.

Cybersecurity Governance

We recognize our overall security culture contributes to the effectiveness of our Information Security Program. The Board of Directors sets the tone and direction for our institution’s use of technology. The Board will initially approve, and periodically review and re-approve, the IT Strategic Plan, Information Security Program, and other IT-related policies. While the Board may delegate the design, implementation, and monitoring or certain IT activities to the IT Steering Committee (ITSC), the Board remains response over overseeing the IT activities and is strongly encouraged to prove a credible challenge to management. To help carry out their responsibilities, the Board will be periodically trained to understand IT activities and risk, including cyber risks. Cybersecurity matters and assessments are regularly included in ITC meetings.

The Board’s oversight of cybersecurity risk is supported by our Information Security Officer (“ISO”). The ISO attends ITC meetings and provides cybersecurity updates to these Management committees. The ISO also provides annual risk assessments and reports regarding the information security program summary report to the full Board of Directors.

The Company’s ISO directs the company’s Information Security Program and our information technology risk management. In this role, in addition to the responsibilities discussed above, the ISO manages the Company’s information security and day-to-day cybersecurity operations and supports the information security risk oversight responsibilities of the Board and its committees. The ISO is also responsible for the Company’s information technology governance, risk, and compliance program and ensures that high level risks receive appropriate attention. The Information Security team examines risks to the Company’s information systems and assets, designs and implements security solutions, monitors the environment, and provides responses to threats.

Item 2. Properties

The Bank operates a main office and one branch office in Broward County, Florida, and currently plans to open an additional branch office in Miami-Dade County in the second quarter of 2024. The following table sets forth information with respect to the Bank’s offices as of December 31, 2023.

Location	Year Facility Opened	Facility Status

Executive Office and Ft. Lauderdale Branch Office:	2019	Leased
2929 East Commercial Boulevard Suite 101, 303 - 306 Fort Lauderdale, Florida 33308

Deerfield Beach Branch Office:	2004	Leased
2215 West Hillsboro Boulevard Deerfield Beach, Florida 33442

Planned North Miami Beach Office:
757 NE 167th Street, North Miami Beach FL 33162		Leased

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

The Company had approximately 751 record holders of its common stock as of December 31, 2023.

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

The Bank is currently permitted to pay cash dividends subject to restrictions imposed by the Florida Financial Institution Codes and federal banking law. The Company is currently permitted to pay cash dividends subject to restrictions under the Florida Business Corporation Act. The Company does not plan to pay any dividends in the foreseeable future. Instead, the Company intends to retain any income for the purpose of enhancing its financial position and supporting the growth of the Bank.

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

A variety of estimates impact the carrying value of the Company’s loan portfolio including the calculation of the allowance for credit losses, valuation of underlying collateral, the timing of loan charge-offs and the amount and amortization of loan fees and deferred origination costs.

The calculation of the allowance for credit losses is a complex process containing estimates which are inherently subjective and susceptible to significant revision as current information becomes available. The allowance is established and maintained at a level management believes is adequate to cover losses resulting from the inability of borrowers to make required payments on loans. Estimates for credit losses are determined by analyzing risks associated with specific loans and the loan portfolio, current trends in delinquencies and charge-offs, changes in the size and composition of the loan portfolio and peer comparisons. The analysis also requires consideration of the economic climate and direction, changes in the economic and interest rate environment which may impact a borrower’s ability to pay, legislation impacting the banking industry and economic conditions specific to the counties the Bank serves in the State of Florida. Because the calculation of the allowance for credit losses relies on the Company’s estimates and judgments relating to inherently uncertain events, results may differ from management’s estimates.

The allowance for credit losses is also discussed as part of “Loan Portfolio, Asset Quality and Allowance for Credit Losses” and in Note 3 of Notes to the consolidated financial statements. The Company’s significant accounting policies are discussed in Note 1 of Notes to the consolidated financial statements.

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

Loan Portfolio, Asset Quality and Allowance for Loan Losses

The Bank’s primary business is making business loans. This activity may subject the Bank to potential credit losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond its control. As of December 31, 2023, the Bank’s nonperforming loans were approximately $1 million, or .15% of gross loan portfolio. At December 31, 2022, the Bank had not no nonperforming loans.

The following table sets forth the composition of the Bank’s loan portfolio (dollars in thousands):

	At December 31,
	2023		2022		2021
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total

Residential real estate	$71,400	10.50%	$50,354	10.42%	$32,583	12.96%
Multi-family real estate	67,498	9.93	69,555	14.39	48,592	19.33
Commercial real estate	422,680	62.15	310,695	64.27	129,468	51.50
Land and construction	32,600	4.79	17,286	3.58	3,772	1.50
Commercial	41,870	6.16	5,165	1.07	14,157	5.63
Consumer	44,023	6.47	30,323	6.27	22,827	9.08

Total loans	$680,071	100.00%	$483,378	100.00%	$251,399	100.00%

(Deduct) add:
Net deferred loan fees	(1,294)		(367)		(422)
Allowance for credit losses	(7,683)		(5,793)		(3,075)

Loans, net	$671,094		$477,218		$247,902

The following table sets forth the activity in the allowance for credit losses (in thousands):

	Year Ended December 31,
	2023	2022	2021

Beginning balance	$5,793	$3,075	$1,906
Additional allowance recognized due to adoption of Topic 326	218	—	—
Credit loss expense	3,759	3,466	1,173
Loans charged off	(2,442)	(901)	(277)
Recoveries	355	153	273

Ending balance	$7,683	$5,793	$3,075

The allowance for credit losses represents management’s estimate of expected losses in the existing loan portfolio. The allowance for credit losses is increased by the credit loss expense charged to earnings and reduced by loans charged off, net of recoveries. The allowance for credit losses represented 1.13% and 1.20% of the total loans outstanding at December 31, 2023, and 2022, respectively.

The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The allowance for credit losses is adjusted by a credit loss expense which is reported in earnings and reduced by the charge-off of loan amounts, net of recoveries. Loans are charged off against the allowance when management believes the uncollectability of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Expected credit loss inherent in non-cancellable off-balance sheet credit exposures is provided through the credit loss expense, but recorded separately in other liabilities.

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical loan default and loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information incorporate management’s view of current conditions and forecasts.

The following table sets forth the Bank’s allowance for credit losses by loan type (dollars in thousands):

	At December 31,
	2023		2022
	Amount	% of Total Loans	Amount	% of Total Loans

Residential real estate	$1,020	10%	$768	11%
Multi-family real estate	1,041	11	748	14
Commercial real estate	3,793	62	3,262	64
Land and construction	1,019	5	173	4
Commercial	281	6	277	1
Consumer	529	6	565	6

Total allowance for credit losses	$7,683	100%	$5,793	100%

Allowance for credit losses as a percentage of total loans outstanding		1.13%		1.20%

The following summarizes the amount of nonperforming loans (in thousands):

	At December 31,
	2023			2022
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Consumer	$1,025	$1,025	$—	$—	$—	$—

With an allowance recorded:
Consumer	—	—	—	—	—	—

Total	$1,025	$1,025	$—	$—	$—	$—

During 2023, 2022, and 2021, the average recorded investment in impaired loans and interest income recognized and received on impaired loans were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021

Average investment in impaired loans	$85	$—	658
Interest income recognized on impaired loans	$—	$—	7
Interest income received on a cash basis on impaired loans	$—	$—	7

Liquidity and Capital Resources

Liquidity represents an institution’s ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. The Bank’s ability to respond to the needs of depositors and borrowers and to benefit from investment opportunities is facilitated through liquidity management. Management monitors the liquidity position daily.

The Bank’s liquidity is derived primarily from our deposit base, scheduled amortization and prepayments of loans and investment securities, funds provided by operations, and capital. Additionally, as a commercial bank, we are expected to maintain an adequate liquidity position. The liquidity position may consist of cash on hand, cash on demand deposit with correspondent banks, federal funds sold, and marketable securities such as United States government treasury and agency securities, municipal securities, U.S. agency mortgage-backed securities and asset-backed securities.

The Bank’s primary sources of cash during the year ended December 31, 2023, were payments of principal and interest on loans made by the Bank to third parties, payments of principal and interest on debt securities held by the Bank and deposits made by third parties at the Bank. Cash was used primarily to fund loans and repay Federal Home Loan Bank of Atlanta (“FHLB”) advances. The Bank adjusts rates on its deposits to attract or retain deposits as needed. The Bank primarily obtains deposits from its market area and secondarily from listing services.

The Bank also has external sources of funds through the FHLB and with unsecured lines of credit with correspondent banks and the Federal Reserve. The Bank is a member of the FHLB, which allows it to borrow funds under a pre-arranged line of credit. As of December 31, 2023, the Bank had outstanding borrowings of $62 million against its $178 million in established borrowing capacity with the FHLB. The Company’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. The Company also has a $13.6 million advance with the Federal Reserve that matures in August 2024. At December 31, 2023, the Company also had available lines of credit amounting to $29.5 million with five correspondent banks to purchase federal funds. Disbursements on the lines of credit are subject to the approval of the correspondent banks. We measure and monitor our liquidity daily and believe our liquidity sources are adequate to meet our operating needs.

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

The following table sets forth the amortized cost and fair value of the Bank’s debt securities portfolio (in thousands):

	Amortized Cost	Fair Value
At December 31, 2023:
Held-to-maturity:
Collateralized mortgage obligations	$353	$318
Mortgage-backed Securities	7	8
Total	$360	$326
Available for sale:
SBA Pool Securities	$706	$690
Collateralized mortgage obligation	138	123
Taxable municipal securities	16,690	12,210
Mortgage-backed Securities.	13,927	11,332
Total	$31,461	$24,355
At December 31, 2022:
Held-to-maturity:
Collateralized mortgage obligations	$475	$440
Mortgage-backed Securities	65	64
Total	$540	$504
Available for sale:
SBA Pool Securities	$834	$817
Collateralized mortgage obligations	145	130
Taxable municipal securities	16,729	11,620
Mortgage-backed Securities.	15,180	12,535
Total	$32,888	$25,102

The following table sets forth, by maturity distribution, certain information pertaining to the debt securities portfolio at amortized cost (dollars in thousands):

	After One
	Year
	Through Five	After Ten
	Years	Years	Total	Yield

At December 31, 2023:
Collateralized mortgage obligation	$—	$490	$490	2.19%
Mortgage-backed securities	—	13,935	13,935	1.99%
Taxable municipal securities	—	16,690	16,690	2.17%
SBA pool securities	—	706	706	5.18%
	$—	$31,821	$31,821
At December 31, 2022:
Collateralized mortgage obligation	—	$620	$620	2.29%
Mortgage-backed securities	$—	15,245	15,245	2.04%
Taxable municipal securities	—	16,729	16,729	2.17%
SBA pool securities	—	834	834	4.54%
	$—	$33,428	$33,428

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

Asset Liability Management

As part of its asset and liability management, the Bank has emphasized establishing and implementing internal asset-liability decision processes, as well as control procedures to aid in managing its earnings. Management believes that these processes and procedures provide us with better capital planning, asset mix and volume controls, loan-pricing guidelines, and deposit interest-rate guidelines, which should result in effective controls and limited exposure to interest-rate risk.

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

The following table sets forth certain information related to the Bank’s interest-earning assets and interest-bearing liabilities at December 31, 2023, that are estimated to mature or are scheduled to reprice within the period shown (dollars in thousands):

Gap Maturity / Repricing Schedule

			More than
		More than	Five Years
		One Year	and Less
	One	and Less	than	Over
	Year	than Five	Fifteen	Fifteen
	or Less	Years	Years	Years	Total
Loans (1):
Residential real estate loans	$6,109	55,919	9,372	—	$71,400
Multi—family real estate loans	1,695	63,798	2,005	—	67,498
Commercial real estate loans	34,870	343,538	44,272	—	422,680
Land and construction	5,598	21,370	5,632	—	32,600
Commercial	27,874	13,748	248	—	41,870
Consumer	17,151	2,423	—	24,449	44,023

Total loans	93,297	500,796	61,529	24,449	680,071

Securities	690	—	6,337	17,688	24,715
Interest—bearing deposits in banks	62,654	—	—	—	62,654
		—	—	—	—
Federal Home Loan Bank stock	3,354	—	—	—	3,354

Total rate—sensitive assets	159,995	500,796	67,866	42,137	770,794

Deposit accounts (2):
Money—market deposits	216,309	—	—	—	216,309
Interest—bearing checking deposits	106,172	—	—	—	106,172
Savings deposits	451	—	—	—	451
Time deposits	81,302	40,455	—	—	121,757

Total deposits	404,234	40,455	—	—	444,689

Federal Home Loan Bank advances	52,000	10,000	—	—	62,000
Federal Reserve Bank advances	13,600	—	—	—	13,600
Total rate—sensitive liabilities	469,834	50,455	—	—	520,289

GAP (repricing differences)	$(309,839)	$450,341	$67,866	$42,137	$250,505

Cumulative GAP	$(309,839)	$140,502	$208,368	$250,505

Cumulative GAP/total assets	(39)%	18%	26%	32%

(1)	In preparing the table above, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayment, according to their maturities.

(2)	Money-market, interest-bearing checking and savings deposits are regarded as readily accessible withdrawable accounts. Time deposits are scheduled through the maturity dates.

The following table sets forth loan maturities by type of loan at December 31, 2023 (in thousands):

	One Year or	After One But Within	After Five
	Less	Five Years	Years	Total

Residential real estate	$747	$9,188	$61,465	$71,400
Multi-family real estate	—	2,158	65,340	67,498
Commercial real estate	4,827	65,721	352,132	422,680
Land and construction	—	1,488	31,112	32,600
Commercial	19,622	13,748	8,500	41,870
Consumer	19,575	—	24,448	44,023

Total	$44,771	$92,303	$542,997	$680,071

The following table sets forth the maturity or repricing of loans by interest type at December 31, 2023 (in thousands):

	One Year or	After One But Within Five	After Five
	Less	Years	Years	Total

Fixed interest rate	$3,223	$44,758	$362,792	$410,773
Variable interest rate	41,548	47,545	180,205	269,298

Total	$44,771	$92,303	$542,997	$680,071

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

A summary of the contractual amounts of the Company’s financial instruments with off-balance sheet risk at December 31, 2023, follows (in thousands):

Commitments to extend credit	$31,044

Unused lines of credit	$69,978

Standby letters of credit	$4,559

The following is a summary of the Company’s on-balance sheet contractual obligations at December 31, 2023 (in thousands):

		Payments Due by Period
		Less Than 1	1-3	3-5	More Than 5
Contractual Obligations	Total	Year	Years	Years	Years
Federal Home Loan Bank advances	$62,000	$52,000	$10,000	$—	$—
Federal Reserve Bank Advances	13,600	13,600	—	—	—
Operating lease liabilities	2,530	321	672	749	788

Total	$78,130	$65,921	10,672	749	788

Deposits

Deposits traditionally are the primary source of funds for the Company’s use in lending, making investments and meeting liquidity demands. The Company has focused on raising time deposits primarily within its market area, which is the area of Broward, Miami-Dade, Palm Beach, Martin, and St. Lucie counties. However, the Company offers a variety of deposit products, which are promoted within its market area. Deposits increased $132 million in 2023. The increase in deposit balances primarily consisted of an increase of $36 million in noninterest-bearing demand deposits, increase of $156 million in money market accounts, and an increase of $59 million in NOW deposits. These increases were partially offset by a decrease of $1 million in savings, decrease of $118 in time deposits. The increase in money market consisted of $105 million in deposits sourced through an online listing service and $51 million in deposits from competitive offerings at our branch offices.

The following table displays the distribution of the Company’s deposits by product at December 31, 2023 and 2022 (in thousands):

	2023		2022
	Amount	% of Deposits	Amount	% of Deposits
Noninterest-bearing demand deposits	$194,892	30.5%	$159,193	31.3%
NOW deposits	106,172	16.6	47,224	9.3
Money-market deposits	216,309	33.8	60,020	11.8
Savings	451	0.1	1,482	0.3

Subtotal	517,824	81.0%	$267,919	52.7%

Time deposits:
0.00% – 0.99%	416	0.1%	$2,618	0.5%
1.00% – 1.99%	2,169	0.3	5,660	1.2
2.00% – 2.99%	2,087	0.3	231,702	45.6
3.00% – 3.99%	13,135	2.1	—	—
4.00% – 4.99%	4,637	0.7	—	—
5.00% – 5.99%	99,313	15.5	—	—

Total time deposits (1)	121,757	19.0%	239,980	47.3%

Total deposits	$639,581	100.0%	$507,899	100.0%

(1)	Includes Individual Retirement Accounts (IRA’s) totaling $2,267,000 and $1,537,000 at December 31, 2023 and 2022, respectively, all of which are in the form of time deposits.

The following table displays the distribution of the Company’s deposits by source at December 31, 2023 and 2022 (in thousands):

	At December 31, 2023			At December 31, 2022
	Retail	Listing Services	Total	Retail	Listing Services	Total
Noninterest-bearing demand deposits	194,892	—	194,892	159,193	—	159,193
NOW deposits	106,172	—	106,172	47,224	—	47,224
Money-market deposits	110,524	105,785	216,309	60,020	—	60,020
Savings	451	—	451	1,482	—	1,482
Time deposits	87,150	34,607	121,757	75,438	164,542	239,980
	499,189	140,392	639,581	343,357	164,542	507,899

The Company uses the listing services from QwickRate, National CD RateLine and Raisin. None of the deposits obtained from the listing services are considered brokered deposits. At December 31, 2023 and 2022, listing service deposits comprised 22% and 32% of total deposits, respectively.

The following table sets forth the Company’s maturity distribution of time deposits of $250,000 or more at December 31, 2023 and 2022 (in thousands):

	At December 31,
	2023	2022

Due three months or less	$3,847	$—
Due more than three months to six months	2,671	—
More than six months to one year	18,444	44,680
One to five years	14,171	2,656

Total	$39,133	$47,336

Analysis of Results of Operations

The Company’s profitability depends primiarlly on net interest income, which is the difference between the interest received on earning assets, such as loans and securities, and the interest paid on interest-bearing liabilities, principally deposits and borrowings. Net interest income is determined by the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities (“interest-rate spread”) and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s interest-rate spread is affected by regulatory, economic, and competitive factors that influence interest rates, loan demand, and deposit flows. The Company’s results of operations are also affected by the provision for loan losses, operating expenses such as salaries and employee benefits, occupancy and other operating expenses including income taxes, and noninterest income such as loan prepayment fees.

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

	Year Ended December 31,
	2023			2022
		Interest	Average		Interest	Average
	Average	And	Yield/	Average	And	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans	$543,745	31,759	5.8%	$354,521	17,952	5.1%
Securities	24,841	686	2.8%	29,263	649	2.2%
Other interest-earning assets (1)	63,804	3,335	5.2%	64,989	1,281	2.0%

Total interest-earning assets/interest income	632,390	35,780	5.7%	448,773	19,882	4.4%

Cash and due from banks	13,344			16,430
Premises and equipment	1,157			867
Other assets	4,174			4,480

Total assets	651,065			$470,550

Interest-bearing liabilities:
Savings, NOW and money-market deposits	189,286	4,315	2.3%	$152,588	669	0.4%
Time deposits	185,727	7,284	3.9%	83,324	2,565	3.1%
Borrowings (4)	16,739	468	2.8%	39,152	812	2.1%

Total interest-bearing liabilities/interest expense	391,752	12,067	3.1%	275,064	4,046	1.5%

Noninterest-bearing demand deposits	188,826			145,670
Other liabilities	4,992			3,014
Stockholders’ equity	65,495			46,802

Total liabilities and stockholders’ equity	$651,065			$470,550

Net interest income		23,713			15,836

Interest rate spread (2)			2.58%			2.96%

Net interest margin (3)			3.75%			3.53%

Ratio of average interest-earning assets to average interest- bearing liabilities			1.61			1.63

(1)	Includes interest-earning deposits with banks, Federal funds sold and Federal Home Loan Bank stock dividends.
(2)	Interest rate spread represents the difference between average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.
(4)	Includes Federal Home Loan Bank and Federal Reserve Bank advances.

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

	Year Ended December 31,
	2023 versus 2022
	Increases (Decreases) Due to Change In:
	Rate	Volume	Rate/Volume	Total
Interest-earning assets:
Loans	$2,755	$9,582	$1,470	$13,807
Securities	159	(98)	(24)	37
Other interest-earning assets	2,116	(23)	(39)	2,054

Total interest-earning assets	5,030	9,461	1,407	15,898

Interest-bearing liabilities:
Savings, NOW and money-market	2,809	160	676	3,645
Time deposits	704	3,151	865	4,720
Other	283	(465)	(162)	(344)

Total interest-bearing liabilities	3,796	2,846	1,379	8,021

Net interest income	$1,234	$6,615	$28	$7,877

Financial Condition as of December 31, 2023 Compared to December 31, 2022

The Company’s total assets at December 31, 2023, were $791 million, an increase of $206 million from December 31, 2022. The increase primarily consisted of increases of $5 million in cash and cash equivalents, $194 million in net loans, and $5 million in other assets offset by a $747,000 reduction in debt securities available for sale due to principal paydowns and unrealized gains during the year, and $933,000 in decreased value of our deferred tax asset. The Company experienced growth across the various loan types due to new organic originations. The net increase in loans resulted from $112 million in commercial real estate loans, $15 million in land and construction loans, $37 million in commercial, and $21 million in residential real estate loans. The growth experienced in the loan portfolio is due to the implementation of our relationship-based banking model and the success of our lenders in competing for new business in a highly competitive South Florida area.

The Company’s total liabilities at December 31, 2023, were $721 million, an increase of $199 million from December 31, 2022. The increase in total liabilities was mainly due to an increase of $132 million in total deposits, $13.6 in Federal Reserve Bank advances, and increase of $52 million in Federal Home Loan Bank advances.

The Company’s total stockholders’ equity at December 31, 2023, was $70 million, an increase of $7.4 million from December 31, 2022. The increase was principally due to the, issuance of common stock for an aggregate amount of $324,000, increase in unrealized gain on debt securities of $511,000, and net income of $6.3 million.

At December 31, 2023, the Bank had a Tier 1 leverage ratio of 10%.

Results of Operations for Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

	Years Ended December 31,		Increase / (Decrease)
(dollars in thousands)	2023	2022	Amount	Percentage
Total interest income	$35,780	$19,882	$15,898	80%
Total interest expense	12,067	4,046	8,021	198%
Net interest income	23,713	15,836	7,877	50%
Credit loss expense	4,047	3,466	581	17%
Net interest income after credit loss expense	19,666	12,370	7,296	59%
Total noninterest income	3,452	2,960	492	17%
Total noninterest expenses	14,661	9,938	4,723	48%
Net earnings before income taxes	8,457	5,392	3,065	57%
Income taxes	2,174	1,369	805	59%
Net earnings	$6,283	$4,023	$2,260	56%
Net earnings per share - Basic and diluted	$0.87	$0.68

Net earnings. The Company had net earnings of $6.3 million for the year ended December 31, 2023 compared to a net earnings of $4.0 million for the year ended December 31, 2022. Adversely affecting net income was the Company recording a credit loss expense amounting to $4.0 million during the year ended December 31, 2023, which was largely due to the growth in the loan portfolio of $196.7 million. This compared to the Company recording a credit loss expense amounting to $3.5 million during the year ended December 31, 2022.

Interest Income. Interest income increased by $15.9 million to $35.8 million for the year ended December 31, 2023 from $19.9 million for the year ended December 31, 2022, primarily due to an increase in loan volume.

Interest Expense. Interest expense on deposits and borrowings increased by $8.0 million to $12.1 million for the year ended December 31, 2023 compared to the prior year. The increase in interest expense was caused by increases in interest rates paid on deposits and borrowings offset by volume increases in deposits and borrowings.

Credit loss expense.

Expected credit loss expense was $4.0 million during the year ended December 31, 2023, and $3.5 million for the year ended December 31, 2022. The expected credit loss expense is charged to earnings as losses are expected in order to bring the total allowance for credit losses to a level deemed appropriate by management to absorb losses expected. Management’s periodic evaluation of the adequacy of the allowance for credit losses is based upon historical experience, the volume and type of lending conducted by the Company, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, general economic conditions, particularly as they relate to our market areas, economic forecasts and other factors related to the estimated collectability of our loan portfolio. The allowance for credit losses totaled $7.6 million or 1.13% of loans outstanding at December 31, 2023, compared to $5.8 million or 1.20% of loans outstanding at December 31, 2022. The increase in the credit loss expense during the year ended on December 31, 2023 was primarily due to loan volume growth and the evaluation of the other factors noted above. During the year ended December 31, 2023, the net charge off amounting to $2 million resulted from consumer lending.

Noninterest Income. Total noninterest income of $3.5 million increased by $492,000 for the year ended December 31, 2023, from $3 million for the year ended December 31, 2022. The increase is primarily related to service charges, wire transfers, and ACH fees on deposit payment transactions.

Noninterest Expenses. Total noninterest expenses of $14.7 million increased by $4.7 million for the year ended December 31, 2023, compared to $9.9 million for the year ended December 31, 2022. The increase is primarily due to a one-time litigation settlement, increases in salaries and employee benefits, data processing, and other operating costs. The headcount of full-time equivalent employees increased from 48 to 60. The increase in noninterest expenses is directly attributable to the growth of the Bank.

Income Taxes. The Company recorded income taxes of $2.2 million for the year ended December 31, 2023 compared to an income tax expense of $1.4 million for the year ended December 31, 2022.

Impact of Inflation and Changing Prices

The consolidated financial statements and related data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the Bank’s assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on its performance than the effects of general levels of inflation. However, inflation affects financial institutions by increasing their cost of goods and services purchased, as well as the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and stockholders’ equity. Loan originations and re-financings tend to slow as interest rates increase. As a general principle, higher interest rates are likely to reduce the Company’s earnings.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

OptimumBank Holdings, Inc.

Fort Lauderdale, Florida:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of OptimumBank Holdings, Inc. and subsidiary (the “Company”) as of December 31, 2023, and 2022, and the related consolidated statements of earnings, comprehensive income (loss), stockholders’ equity and cash flows for the years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses (“ACL”)

The Company’s loans portfolio totaled $671.1 million as of December 31, 2023, and the ACL on loans was $7.7 million.

As more fully described in Notes 1 and 3 to the Company’s consolidated financial statements, the Company estimates its exposure to expected credit losses as of the statement of financial condition date for existing financial instruments held at amortized cost and off-balance sheet exposures, such as unfunded loan commitments, lines of credit and other unused commitments that are not unconditionally cancelable by the Company.

The determination of the ACL requires management to exercise significant judgment and consider numerous subjective factors, including determining qualitative factors utilized to adjust historical loss rates and identifying loans requiring individual evaluation among others. As disclosed by management, different assumptions and conditions could result in a materially different amount for the estimate of the ACL.

We identified the ACL at December 31, 2023, as a critical audit matter. Auditing the ACL involved a high degree of subjectivity in evaluating management’s estimates, such as evaluating management’s identification of credit quality indicators, grouping of loans determined to be similar into pools, estimating the remaining life of loans in a pool, assessment of economic conditions and other environmental factors and evaluating the adequacy of specific allowances associated with individually evaluated loans.

The primary procedures we performed as of December 31, 2023, to address this critical audit matter included:

-	Obtained an understanding of the Company’s process for establishing the ACL, including the qualitative factor adjustments of the ACL
-	Tested the completeness and accuracy of the information utilized in the ACL, including evaluating the relevance and reliability of such information
-	Tested the ACL model’s computational accuracy
-	Evaluated the qualitative adjustments to the ACL, including assessing the basis for adjustments and the reasonableness of the significant assumptions
-	Evaluated the reasonableness of specific allowances on individually evaluated loans
-	Evaluated the overall reasonableness of assumptions used by management considering trends identified within peer groups
-	Evaluated the accuracy and completeness of ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, disclosures in the consolidated financial statements
-	Evaluated credit quality trends in delinquencies, non-accruals, charge-offs and loan risk ratings

(PCAOB ID: 400)

/s/ HACKER, JOHNSON & SMITH PA
We have served as the Company’s auditor since 2000.
Fort Lauderdale, Florida
March 8, 2024

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	December 31,
	2023	2022
Assets:
Cash and due from banks	$14,009	$19,788
Interest-bearing deposits with banks	62,654	52,048
Total cash and cash equivalents	76,663	71,836
Debt securities available for sale	24,355	25,102
Debt securities held-to-maturity (fair value of $326 and $504)	360	540
Loans, net of allowance for credit losses of $7,683 and $5,793	671,094	477,218
Federal Home Loan Bank stock	3,354	600
Premises and equipment, net	1,375	934
Right-of-use lease assets	2,161	2,119
Accrued interest receivable	2,474	1,444
Deferred tax asset	2,903	3,836
Other assets	6,515	1,590

Total assets	$791,254	$585,219
Liabilities and Stockholders’ Equity:

Liabilities:
Noninterest-bearing demand deposits	$194,892	$159,193
Savings, NOW and money-market deposits	322,932	108,726
Time deposits	121,757	239,980

Total deposits	639,581	507,899

Federal Home Loan Bank advances	62,000	10,000
Federal Reserve Bank advances	13,600	—
Operating lease liabilities	2,248	2,172
Other liabilities	3,818	2,568

Total liabilities	721,247	522,639

Commitments and contingencies (Notes 8 and 14)
Stockholders’ equity:	—	—
Preferred stock, no par value; 6,000,000 shares authorized:	—	—
Series A Preferred, no par value, no shares issued and outstanding	—	—
Series B Convertible Preferred, no par value, 1,520 shares authorized, 1,360 shares issued and outstanding	—	—
Common stock, $.01 par value; 30,000,000 and 10,000,000 shares authorized, 7,250,219 and 7,058,897 shares issued and outstanding	72	71
Additional paid-in capital	91,221	90,408
Accumulated deficit	(15,971)	(22,073)
Accumulated other comprehensive loss	(5,315)	(5,826)

Total stockholders’ equity	70,007	62,580
Total liabilities and stockholders’ equity	$791,254	$585,219

See accompanying notes to Consolidated Financial Statements

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Earnings

(In thousands)

	Year Ended December 31,
	2023	2022
Interest income:
Loans	$31,759	$17,952
Debt securities	686	649
Other	3,335	1,281

Total interest income	35,780	19,882

Interest expense:
Deposits	11,599	3,234
Borrowings	468	812

Total interest expense	12,067	4,046

Net interest income	23,713	15,836

Credit loss expense	4,047	3,466

Net interest income after credit loss expense	19,666	12,370

Noninterest income:
Service charges and fees	3,329	2,550
Other	123	410

Total noninterest income	3,452	2,960

Noninterest expenses:
Salaries and employee benefits	8,261	5,449
Professional fees	729	546
Occupancy and equipment	773	717
Data processing	1,699	1,227
Regulatory assessment	550	255
Litigation Settlement	375	—
Other	2,274	1,744

Total noninterest expenses	14,661	9,938

Net earnings before income taxes	8,457	5,392

Income taxes	2,174	1,369

Net earnings	$6,283	$4,023

Net earnings per share - basic and diluted	$0.87	$0.68

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended
	December 31,
	2023	2022

Net earnings	6,283	$4,023

Other comprehensive income (loss):
Change in unrealized gain on debt securities:
Unrealized gain (loss) arising during the year	680	(6,970)
Amortization of unrealized loss on debt securities transferred to held-to-maturity	5	16

Other comprehensive income (loss) before income taxes	685	(6,954)

Deferred income taxes	(174)	1,763

Total other comprehensive income (loss)	511	(5,191)

Comprehensive income (loss)	6,794	$(1,168)

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2023 and 2022

(Dollars in thousands except per share amounts)

	Preferred		Preferred						Accumulated
	Stock		Stock				Additional		Other	Total
	Series A		Series B		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2021	—	—	760	—	4,775,281	48	65,193	(26,096)	(635)	38,510
Proceeds from the sale of preferred stock	—	—	600	—	—	—	15,000	—	—	15,000
Proceeds from the sale of common stock	—	—	—	—	2,191,940	22	9,844	—	—	9,866
Stock-based compensation	—	—	—	—	91,676	1	371	—	—	372
Net change in unrealized loss on debt securities available for sale	—	—	—	—	—	—	—	—	(5,207)	(5,207)
Amortization of unrealized loss on debt securities transferred to held-to-maturity	—	—	—	—	—	—	—	—	16	16
Net earnings	—	—	—	—	—	—	—	4,023	—	4,023
Balance at December 31, 2022	—	—	1,360	—	7,058,897	71	90,408	(22,073)	(5,826)	62,580
Proceeds from the sale of common stock	—	—	—	—	72,221	—	324		—	324
Additional allowance recognized due to adoption of Topic 326	—	—	—	—	—	—	—	(181)	—	(181)
Stock-based compensation	—	—	—	—	119,101	1	489	—	—	490
Net change in unrealized loss on debt securities available for sale	—	—	—	—	—	—	—	—	506	506
Amortization of unrealized loss on debt securities transferred to held-to-maturity	—	—	—	—	—	—	—	—	5	5
Net earnings	—	—	—	—	—	—	—	6,283	—	6,283
Balance at December 31, 2023	—	—	1,360	—	7,250,219	72	91,221	(15,971)	(5,315)	70,007

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net earnings	$6,283	$4,023
Adjustments to reconcile net earnings to net cash provided by operating activities:
Credit loss expense	4,047	3,466
Depreciation and amortization	227	231
Deferred income taxes	821	1,369
Net accretion of fees, premiums and discounts	(4)	(271)
Stock-based compensation expense	490	372
Increase in accrued interest receivable	(1,030)	(473)
Amortization of right-of-use asset	333	338
Net decrease in operating lease liabilities	(299)	(323)
(increase) decrease in other assets	(4,925)	196
Increase in other liabilities	939	1,432
Net cash provided by operating activities	6,882	10,360

Cash flows from investing activities:
Principal repayments of debt securities available for sale	1,430	2,127
Principal repayments of debt securities held-to-maturity	184	509
Net increase in loans	(197,853)	(232,309)
Purchases of premises and equipment	(668)	(322)
(Purchase) redemption of FHLB stock	(2,754)	193

Net cash used in investing activities	(199,661)	(229,802)

Cash flows from financing activities:
Net increase in deposits	131,682	215,442
Net decrease in FHLB Advances	52,000	(8,000)
Net increase in FRB Advances	13,600	—
Proceeds from sale of preferred stock	—	15,000
Proceeds from sale of common stock	324	9,866

Net cash provided by financing activities	197,606	232,308

Net increase in cash and cash equivalents	4,827	12,866

Cash and cash equivalents at beginning of the year	71,836	58,970

Cash and cash equivalents at end of the year	$76,663	$71,836

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$11,799	$3,929

Income taxes	$1,070	$—

Noncash transactions:
Change in accumulated other comprehensive income (loss), net change in unrealized loss on debt securities available for sale, net of income taxes	$506	$(5,207)

Amortization of unrealized loss on debt securities transferred to held-to-maturity	$5	$16

Reduction stockholders’ equity due to adoption of Topic 326, net	$(181)	$—

Right-of use lease assets obtained in exchange for operating lease liabilities	375	720

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

At December 31, 2023 and 2022, and for the Years Then Ended

(1) Summary of Significant Accounting Policies

Organization. OptimumBank Holdings, Inc. (the “Company”) is a one-bank holding company and owns 100% of OptimumBank (the “Bank”), a Florida-chartered commercial bank. The Company’s only business is the operation of the Bank. The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of community banking services to individual and corporate customers through its two banking offices located in Broward County, Florida. The Bank is planning to open an additional branch office in Miami-Dade County in the second quarter of 2024.

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

Use of Estimates. In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses.

Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks and interest-bearing deposits with banks, all of which have original maturities of ninety days or less.

The Company may be required by law or regulation to maintain cash reserves in the form of vault cash or deposit with Federal Reserve Banks or in Pass-through accounts with other banks. This requirement is based on the amount of the Bank’s transaction deposit accounts. As of December 31, 2023, and 2022, the Bank did not have a reserve requirement as the Federal Reserve Board lowered the requirements to zero for all depository institutions.

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

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures. Results for reporting periods beginning after January 1, 2023, are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The adoption of CECL resulted in the recognition of $218,000 allowance for credit losses, $23,000 of liability for unfunded commitments, a deferred income tax asset of $60,000 and a reduction in retained earnings of $181,000. With this transition method, the Company did not have to restate comparative prior periods presented in the consolidated financial statements related to ASC 326 but will present comparative prior periods disclosures using the previous accounting guidance for the allowance for loan losses. The Company adopted ASC 326 using the prospective transition approach for debt securities available for sale. As of January 1, 2023, the Company did not have any allowance for credit losses on debt securities.

Allowance for Credit Losses (“ACL”). The following is a summary of the Company’s significant accounting policies with respect to ASC 326:

ACL - Debt Securities Available for Sale. Management uses a systematic methodology to determine its ACL for debt securities available for sale. Each quarter management evaluates impairment where there has been a decline in fair value below the amortized cost basis to determine whether there is a credit loss associated with the decline in fair value. The Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either one of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which the fair value is less than the amortized cost basis, among various other factors, including the nature of the collateral, potential future changes in collateral values, default rates, delinquency rates, third-party guarantees, credit ratings, interest rate changes since purchase, volatility of the security’s fair value and historical loss information for financial assets secured with similar collateral among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost basis, an ACL is recorded, which is limited by the amount that the fair value is less than the amortized cost basis. Credit losses are calculated individually, rather than collectively. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income (loss).

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

Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the debt securities available for sale and does not record an ACL on accrued interest receivable. As of December 31, 2023, the accrued interest receivable for debt securities available for sale recognized in accrued interest receivable was $167,000.

ACL – Debt Securities Held to Maturity. The Company measures expected credit losses on debt securities held to maturity on a collective basis by major security type. U.S. Government agency securities, Mortgage-backed securities and collateralized mortgage obligations are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. Taxable municipal securities are highly rated by major credit agencies.

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

The Company follows its nonaccrual policy by reversing contractual interest income in the consolidated statements of earnings when the Company places a loan on nonaccrual status. Therefore, management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an ACL on accrued interest receivable. As of December 31, 2023, the accrued interest receivable for loans was $2,218,000.

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

As of December 31, 2023, the liability recorded for expected credit losses on unfunded commitments was $311,000 and is included in “other liabilities” on the accompanying consolidated balance sheets. The current adjustment to the ACL for unfunded commitments is recognized through credit loss expense in the consolidated statements of earnings.

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

Advertising. The Company expenses all media advertising as incurred. Media advertising expense included in other noninterest expenses in the accompanying consolidated statements of earnings was approximately $102,000 and $59,000 during the years ended December 31, 2023 and 2022, respectively.

Stock Compensation Plan. The Company has adopted the fair value recognition method and expenses the fair value of any stock options as they vest. Under the fair value recognition method, the Company recognizes stock-based compensation in the accompanying consolidated statements of earnings.

Net Earnings Per Share. Basic net earnings per share is computed on the basis of the weighted-average number of common shares outstanding. In 2023 and 2022, basic and diluted net earnings per share were the same because there are no outstanding potentially diluted securities. Earnings per common share has been computed based on the following:

	Year Ended December 31,
	2023	2022
Weighted-average number of common shares outstanding used to calculate basic and diluted net earnings per common share	7,238,680	5,954,847

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

Federal Home Loan Bank and Federal Reserve Bank Advances. Fair values are estimated using discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowings (Level 3).

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

Accumulated other comprehensive loss consists of the following (in thousands):

	December 31,
	2023	2022

Unrealized loss on debt securities available for sale	$(7,106)	$(7,786)
Unamortized portion of unrealized loss related to debt securities available for sale transferred to debt securities held-to-maturity	(13)	(18)
Income tax benefit	1,804	1,978

Accumulated other comprehensive loss	$(5,315)	$(5,826)

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies, continued

Reclassifications. Certain amounts in 2022 consolidated financial statements have been reclassified to conform to the 2023 consolidated financial statement presentation.

(2) Debt Securities. Debt securities have been classified according to management’s intent. The carrying amount of debt securities and approximate fair values are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At December 31, 2023:
Available for sale:
SBA Pool Securities	$706	$—	$(16)	$690
Collateralized mortgage obligations	138	—	(15)	123
Taxable municipal securities	16,690	—	(4,480)	12,210
Mortgage-backed securities	13,927	—	(2,595)	11,332
Total	$31,461	$—	$(7,106)	$24,355

Held-to-maturity:
Collateralized mortgage obligations	$353	$—	$(35)	$318
Mortgage-backed securities	7	1	—	8
Total	$360	$1	(35)	$326

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

There were no sales of debt securities available for sale during the years ended December 31, 2023 and 2022.

Debt securities with gross unrealized losses, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position, is as follows (in thousands):

	Over Twelve Months		Less Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
At December 31, 2023:
Available for Sale:
SBA Pool Securities	$(16)	690	—	—
Collateralized mortgage obligations	$—	—	(15)	123
Taxable municipal securities	$(4,480)	12,210	—	—
Mortgage-backed securities	$(2,595)	11,332	—	—
Total	(7,091)	24,232	(15)	123
At December 31, 2022:
Available for Sale:
SBA Pool Securities	$18	$657	$—	$—
Collateralized mortgage obligations	—	—	15	130
Taxable municipal securities	$5,109	$11,620	$—	$—
Mortgage-backed securities	$2,621	$12,292	$24	$243
Total	7,748	24,569	39	373

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(2) Debt Securities, Continued.

At December 31, 2023 and 2022, the unrealized losses on forty and twenty-nine debt securities, respectively, were caused by market conditions.

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

The Company performed an analysis that determined that the mortgage-backed securities, collateralized mortgage obligations, and U.S. government securities, have a zero expected credit loss as they have the full faith and credit backing of the U.S. government or one of its agencies. Municipal bonds that do not have a zero expected credit loss are evaluated at least quarterly to determine whether there is a credit loss associated with a decline in fair value. At December 31, 2023 and 2022 all municipal securities were rated as investment grade. All debt securities in an unrealized loss position as of December 31, 2023 continue to perform as scheduled and the Company does not believe that there is a credit loss or that credit loss expense is necessary. Also, as part of our evaluation of our intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. The Company does not currently intend to sell the investments within the portfolio, and it is not more-likely-than-not that a sale will be required.

Management continues to monitor all of our investments with a high degree of scrutiny. There can be no assurance that in a future period, conditions may exist at that time indicating that some or all of the Company’s securities may be sold that would require a charge to earnings as credit loss expense in such period.

The Company’s debt securities available-for-sale and held-to-maturity all have contractual maturity dates which are greater than ten years as of December 31, 2023. Expected maturities of these debt securities will differ from contractual maturities because borrowers have the right to call or repay obligations with or without call or prepayment penalties.

(3) Loans. The components of loans are as follows (in thousands):

	At December 31,
	2023	2022

Residential real estate	$71,400	$50,354
Multi-family real estate	67,498	69,555
Commercial real estate	422,680	310,695
Land and construction	32,600	17,286
Commercial	41,870	5,165
Consumer	44,023	30,323

Total loans	680,071	483,378

Deduct:
Net deferred loan fees	(1,294)	(367)
Allowance for credit losses	(7,683)	(5,793)

Loans, net	$671,094	$477,218

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3) Loans, Continued. An analysis of the change in the allowance for credit losses for the years ended December 31, 2023, and 2022, follows (in thousands):

	Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Total
Year Ended December 31, 2023:
Beginning balance	768	748	3,262	173	277	565	5,793
Additional allowance recognized due to adoption of Topic 326	33	327	(367)	278	(262)	209	218
Balance January 1, 2023	801	1,075	2,895	451	15	774	6,011
Credit loss expense	219	(34)	898	568	250	1,858	3,759
Charge-offs	—	—	—	—	(71)	(2,371)	(2,442)
Recoveries	—	—	—	—	87	268	355

Ending balance	1,020	1,041	3,793	1,019	281	529	7,683

Year Ended December 31, 2022:

Beginning balance	482	535	1,535	32	74	417	3,075
Provision for loan losses	286	213	1,727	141	244	855	3,466
Charge-offs	—	—	—	—	(97)	(804)	(901)
Recoveries	—	—	—	—	56	97	153

Ending balance	768	$748	$3,262	$173	$277	$565	$5,793

The balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2022 follows (in thousands):

At December 31, 2022:	Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Total
Collectively evaluated for impairment:
Recorded investment	$50,354	$69,555	$310,695	$17,286	$5,165	$30,323	$483,378
Balance in allowance for loan losses	$768	$748	$3,262	$173	$277	$565	$5,793

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3) Loans, Continued. The following summarizes the loan credit quality (in thousands):

	Pass	OLEM (Other Loans Especially Mentioned)	Sub- standard	Doubtful	Loss	Total

At December 31, 2023:
Residential real estate	$71,400	$—	$—	$—	$—	$71,400
Multi-family real estate	67,498	—	—	—	—	67,498
Commercial real estate	421,471	—	1,209	—	—	422,680
Land and construction	32,600	—	—	—	—	32,600
Commercial	41,870	—	—	—	—	41,870
Consumer	42,998	—	1,025	—	—	44,023

Total	$677,837	$—	$2,234	$—	$—	$680,071
At December 31, 2022:
Residential real estate	$50,354	$—	$—	$—	$—	$50,354
Multi-family real estate	69,555	—	—	—	—	69,555
Commercial real estate	309,458	—	1,237	—	—	310,695
Land and construction	17,286	—	—	—	—	17,286
Commercial	5,165	—	—	—	—	5,165
Consumer	30,323	—	—	—	—	30,323

Total	$482,141	$—	$1,237	$—	$—	$483,378

Internally assigned loan grades are defined as follows:

Pass –	a Pass loan’s primary source of loan repayment is satisfactory, with secondary sources very likely to be realized if necessary. These are loans that conform in all aspects to bank policy and regulatory requirements, and no repayment risk has been identified.

OLEM –	an Other Loan Especially Mentioned has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or the Company’s credit position at some future date.

Substandard –	a Substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Included in this category are loans that are current on their payments, but the Bank is unable to document the source of repayment. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful –	a loan classified as Doubtful has all the weaknesses inherent in one classified as Substandard, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future. The Company charges off any loan classified as Doubtful.

Loss –	a loan classified as Loss is considered uncollectible and of such little value that continuance as a bankable asset is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future. The Company fully charges off any loan classified as Loss.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3) Loans, Continued. Age analysis of past due loans at December 31, 2023 and 2022 is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At December 31, 2023:
Residential real estate	$—	$—	$—	$—	$71,400	$—	$71,400
Multi-family real estate	—	—	—	—	67,498	—	67,498
Commercial real estate	—	—	—	—	422,680	—	422,680
Land and construction	—	—	—	—	32,600	—	32,600
Commercial	—	—	—	—	41,870	—	41,870
Consumer	230	208	—	438	42,560	1,025	44,023

Total	$230	$208	$—	$438	$678,608	$1,025	$680,071

At December 31, 2022:
Residential real estate	$—	$—	$—	$—	$50,354	$—	$50,354
Multi-family real estate	—	—	—	—	69,555	—	69,555
Commercial real estate	—	—	—	—	310,695	—	310,695
Land and construction	—	—	—	—	17,286	—	17,286
Commercial	—	—	—	—	5,165	—	5,165
Consumer	150	27	—	177	30,146	—	30,323

Total	$150	$27	$—	$177	$483,201	$—	$483,378

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3) Loans, Continued.

	Term Loans							Revolving Loans
	Amortized Cost Basis by Origination Year						Revolving	Converted to Term
Land and construction	2023	2022	2021	2020	2019	Prior	Loans (Amortized Cost Basis)	Loans (Amortized Cost Basis)	Total
Pass	$11,869	$14,933	$2,689	$1,488	$1,621	$—	$—	$—	$32,600
OLEM (Other Loans Especially Mentioned)	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Subtotal loans	$11,869	$14,933	$2,689	$1,488	$1,621	$—	$—	$—	$32,600
Current period Gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate
Pass	$21,343	$25,898	$9,747	$4,777	$4,044	$4,844	$747	$—	$71,400
OLEM (Other Loans Especially Mentioned)	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Subtotal loans	$21,343	$25,898	$9,747	$4,777	$4,044	$4,844	$747	$—	$71,400
Current period Gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family real estate
Pass	$1,369	$29,561	$27,224	$6,086	$2,064	$1,194	$—	$—	$67,498
OLEM (Other Loans Especially Mentioned)	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Subtotal loans	$1,369	$29,561	$27,224	$6,086	$2,064	$1,194	$—	$—	$67,498
Current period Gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate
Pass	$123,081	$204,425	$52,536	$15,297	$12,593	$13,539	$—	$—	$421,471
OLEM (Other Loans Especially Mentioned)	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	1,209	—	—	—	1,209
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Subtotal loans	$123,081	$204,425	$52,536	$15,297	$13,802	$13,539	$—	$—	$422,680
Current period Gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial business loans
Pass	$37,854	$1,935	$1,403	$634	$44	$—	$—	$—	$41,870
OLEM (Other Loans Especially Mentioned)	—	—	—	—	—			—	—
Substandard	—	—	—	—	—			—	—
Doubtful	—	—	—	—	—			—	—
Loss	—	—	—	—	—			—	—
Subtotal loans	$37,854	$1,935	$1,403	$634	$44	$—	$—	$—	$41,870
Current period Gross write-offs	$(45)	$—	$—	$—	$—	$(26)	$—	$—	$(71)
Consumer
Pass	$8,657	$7,033	$3,627	$147	$111	$—	$23,423	$—	$42,998
OLEM (Other Loans Especially Mentioned)	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	1,025	—	1,025
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Subtotal loans	$8,657	$7,033	$3,627	$147	$111	$—	$24,448	$—	$44,023
Current period Gross write-offs	$(423)	$(1,065)	$(880)	$(3)	$—	$—	$—	$—	$(2,371)

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3) Loans, Continued

The Company has not made any modifications of loans to borrowers experiencing financial difficulties during the year ended December 31, 2023.

The Company recognized $85,000 of interest income on nonaccrual loans in 2023. There was no allowance for credit losses on nonaccrual loans at December 31, 2023.

No loans have been determined to be troubled debt restructurings (TDR’s) during the year ended December 31, 2022. At December 31, 2022, there were no loans modified and entered into TDR’s within the past twelve months, that subsequently defaulted during the year ended December 31, 2022. There were no impaired loans at December 31, 2022.

(4) Premises and Equipment A summary of premises and equipment follows (in thousands):

	At December 31,
	2023	2022
Furniture, fixtures, and equipment	$1,786	$1,138
Leasehold improvements	677	657

Total, at cost	2,463	1,795

Less accumulated depreciation and amortization	(1,088)	(861)

Premises and equipment, net	$1,375	$934

(5) Leases. The Company’s operating lease obligation is for two of its branch locations. as well as a third location expected to open in 2024 in North Miami Beach, Florida. Our leases have a weighted-average remaining lease term of approximately 7.2 years and do not offer options to extend the leases. The components of lease expense and other lease information are as follows (in thousands):

	For the year ended December 31,
	2023	2022

Operating lease cost	$343	$280
Cash paid for amounts included in measurement of lease liabilities	$310	$261

	At December 31
	2023	2022

Operating lease right-of-use assets	2,161	2,119
Operating lease liabilities	2,248	2,172
Weighted-average remaining lease term	7.2 years	8.4 years
Weighted-average discount rate	4.3%	2.3%

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(5) Leases. Continued Future minimum lease payments under non-cancellable leases, reconciled to our discounted operating lease liabilities are as follows (in thousands):

At December 31, 2023
2024	$321
2025	329
2026	343
2027	370
2028	379
Thereafter	788
Total future minimum lease payments	2,530
Less imputed interest	(282)
Total operating lease liability	$2,248

(6) Deposits

The aggregate amount of time deposits with a minimum denomination of $250,000 was approximately $39.1 million and $47.3 million at December 31, 2023 and 2022, respectively.

A schedule of maturities of time deposits at December 31, 2023 follows (in thousands):

Maturing Year Ending December 31,	Amount
2024	$81,302
2025	40,276
2026	1
2028	178
Total	$121,757

(7) Borrowings.

The maturities and interest rates on the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) advances were as follows (dollars in thousands)

Maturity Year Ending	Interest	At December 31,
December 31,	Rate	2023	2022
FRB 2024	1.96%	13,600	—
FHLB 2024	4.96%	30,000	—
FHLB 2024	5.57%	22,000	—
FHLB 2025	1.01%	10,000	10,000
		$75,600	$10,000

At December 31, 2023, three FHLB Advances were structured advances with potential calls on a quarterly basis.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(7) Borrowings. Continued

FHLB advances are collateralized by a blanket lien requiring the Company to maintain certain first mortgage loans as pledged collateral. At December 31, 2023, the Company had outstanding borrowings of $62 million, against its $178 million in established borrowing capacity with the FHLB. At December 31, 2023, the Company had loans pledged with a carrying value of $240 million as collateral for FHLB advances.

In addition, the Bank has a line of credit with the Federal Reserve Bank which is secured by investment securities with fair value of $11.5 million as of December 31, 2023. FRB borrowings bear interest at variable rates based on the Federal Open Market Committee’s target range for the federal funds rate. Based on this collateral, the Company borrowed $13.6 million from the FRB at December 31, 2023.

At December 31, 2023, the Company also had lines of credit amounting to $29.5 million with five correspondent banks to purchase federal funds. Disbursements on the lines are subject to the approval of correspondent banks. At December 31, 2023 and 2022 there were no borrowings under these lines of credit.

(8) Financial Instruments

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	At December 31, 2023			At December 31, 2022
	Carrying Amount	Fair Value	Level	Carrying Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$76,663	$76,663	1	$71,836	$71,836	1
Debt Securities available for sale	24,355	24,355	2	25,102	25,102	2
Debt Securities held-to-maturity	360	326	2	540	504	2
Loans	671,094	652,965	3	477,218	476,566	3
Federal Home Loan Bank stock	3,354	3,354	3	600	600	3
Accrued interest receivable	2,474	2,474	3	1,444	1,444	3

Financial liabilities:
Deposit liabilities	639,581	645,426	3	507,899	512,357	3
Federal Home Loan Bank advances	62,000	61,565	3	10,000	9,450	3
Federal Reserve Bank advances	13,600	13,592	3	—	—	3
Off-balance sheet financial instruments	—	—		—	—	3
	—	—	3	—	—	3

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

Commitments to extend credit, unused lines of credit, and standby letters of credit typically result in loans with a market interest rate when funded. A summary of the contractual amounts of the Company’s financial instruments with off-balance-sheet risk at December 31, 2023 follows (in thousands):

Commitments to extend credit	$31,044

Unused lines of credit	$69,978

Standby letters of credit	$4,559

(9) Income Taxes

Income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022
Current:
Federal	$1,040	$—
State	313	—

Total Current	1,353	—

Deferred:
Federal	654	1,071
State	167	298

Total Deferred Income taxes	821	1,369

Total Income taxes	$2,174	$1,369

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(9) Income Taxes Continued

The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows (dollars in thousands):

	Year Ended December 31,
	2023		2022
		% of		% of
	Amount	Pretax Income	Amount	Pretax Income

Income taxes at statutory rate	$1,776	21.0%	$1,132	21.0%
Increase resulting from:
State taxes, net of Federal tax benefit	379	4.5%	235	4.4%
Other permanent differences	19	0.2%	2	—

	$2,174	25.7%	$1,369	25.4%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	At December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$41	$1,322
Allowance for credit losses	1,519	893
Premises and equipment	14	55
Nonaccrual loan interest	22	26
Accrued expense	114	72
Operating lease liabilities	574	550
Unrealized loss on debt securities	1,804	1,978
Other	1	—

Total deferred tax assets	4,089	4,896

Deferred tax liabilities:
Right of use lease assets	(552)	(537)
Loan costs	(634)	(523)
Total deferred tax liabilities	(1,186)	(1,060)
Net deferred tax asset	$2,903	$3,836

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(9) Income Taxes, Continued

At December 31, 2023, the Company had net operating loss carryforwards of approximately $0.2 million for Federal and Florida tax purposes available to offset future taxable income. These carryforwards will begin to expire in 2029. A portion of the Federal and Florida net operating losses are subject to Internal Revenue Code (“IRC”) Section 382 limitations.

The Company files U.S., Florida, and Illinois income tax returns. The Company is no longer subject to U.S. Federal or state income tax examinations by taxing authorities for years before 2020.

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

During 2023, the Company incurred approximately $65,000 in legal fees payable to a law firm owned by a director.

At December 31, 2023 and 2022, related parties had approximately $30,623,000 and $32,750,000, respectively, on deposit with the Company.

At December 31, 2023 and 2022, related party loans totaled $131,500 and $100,500, respectively.

(11) Stock-Based Compensation

The Company is authorized to grant stock options, stock grants and other forms of equity-based compensation under its 2018 Equity Incentive Plan, as amended (the “Plan”). The plan has been approved by the shareholders. The Company is authorized to issue up to 1,050,000 shares of common stock under the 2018 Plan, due to an amendment to increase the number of authorized shares from 500,000 to 1,050,000 that was approved by stockholders in June 2023. At December 31, 2023, 539,320 shares remain available for grant.

During the year ended December 31, 2023, the Company recorded compensation expense of: (a) $274,000 with respect to 66,479 shares issued to a director and an executive officer for services performed; and (b) 216,000 with respect to 52,622 shares issued to certain employees for services performed.

During the year ended December 31, 2022, the Company recorded compensation expense of: (a) $275,000 with respect to 67,183 shares issued to a director and an executive officer for services performed; and (b) $97,000 with respect to 24,493 shares issued to certain employees for services performed.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

In 2019, the federal banking agencies jointly issued a final rule that provides for an optional, simplified measure of capital adequacy, the community bank leverage ratio framework (CBLR framework), for qualifying community banking organizations. The final rule became effective on January 1, 2020, and was elected by the Bank.

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

Management believes, as of December 31, 2023, that the Bank meets all capital adequacy requirements to which it is subject. The Bank’s actual capital amounts and percentages are presented in the table ($ in thousands):

			To Be Well Capitalized Under Prompt Corrective
	Actual		Action Regulations (CBLR Framework)
	Amount	%	Amount	%
As of December 31, 2023:
Tier I Capital to Total Assets	$74,999	10.00%	$67,499	9.00%

As of December 31, 2022:
Tier I Capital to Total Assets	$66,291	11.29%	$52,865	9.00%

(continued)

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

During year ended on December 31, 2023 the Company incurred a one-time expense related to the settlement of foreclosure litigation in the amount of $375,000.

(15) Retirement Plans.

The Company has a 401(k) Profit Sharing plan covering all eligible employees who are over the age of twenty-one and have completed one year of service. The Company may make a matching contribution each year. The Company matching contributions in connection with this plan during the years ended December 31, 2023 and 2022 was $150,000 and $86,000, respectfully.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(16) Fair Value Measurement

Debt securities available for sale measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2023:
SBA Pool Securities	$690	$—	$690	$—
Collateralized mortgage obligations	123	—	123	—
Taxable municipal securities	12,210	—	12,210	—
Mortgage-backed securities	11,332	—	11,332	—
Total	$24,355	$—	$24,355	$—

At December 31, 2022:
SBA Pool Securities	$817	$—	$817	$—
Collateralized mortgage obligations	130	—	130	—
Taxable municipal securities	11,620	—	11,620	—
Mortgage-backed securities	12,535	—	12,535	—
Total	$25,102	$—	$25,102	$—

During the years ended December 31, 2023 and 2022, no debt securities were transferred in or out of Level 3.

(17) Company Unconsolidated Financial Information

The Company’s unconsolidated financial information as of December 31, 2023 and 2022 and for the years then ended follows (in thousands):

Condensed Balance Sheets

	Condensed Balance Sheets
	At December 31,
	2023	2022
Assets

Cash	$825	$602
Investment in subsidiary	69,549	60,464
Other assets	206	2,149

Total assets	$70,580	$63,215

Liabilities and Stockholders’ Equity

Other liabilities	$573	$636
Stockholders’ equity	70,007	62,579

Total liabilities and stockholders’ equity	$70,580	$63,215

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(17) Company Unconsolidated Financial Information Continued

Condensed Statements of Earnings

	Year Ended December 31,
	2023	2022
Income of subsidiary	$7,253	$4,791
Other expense	(1,304)	(1,029)
Income tax benefit	333	261

Net earnings	$6,283	$4,023

Condensed Statements of Cash Flows

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net earnings	$6,283	$4,023
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Stock-based compensation	490	372
Equity in undistributed income of subsidiary	(7,254)	(4,792)
decrease (Increase) in other assets	1,943	(306)
(Decrease) in other liabilities	(63)	431

Net cash provided by (used in) operating activities	1,399	(272)

Cash flow from investing activities:
Capital infusion to bank subsidiary	(1,500)	(24,500)

Cash flow from financing activities:
Proceeds from sale of preferred stock	—	15,000
Proceeds from sale of common stock	324	9,866

Cash provided by financing activities	324	24,866

Net increase in cash	223	94

Cash at beginning of the year	602	508

Cash at end of year	$825	$602

Noncash transactions:

Change in accumulated other comprehensive loss of subsidiary, net change in unrealized loss on debt securities available for sale, net of income taxes	$511	$(5,191)
Reduction in investment in subsidiary due to adoption of ASC 326	$181	$-

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

(b) Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Such internal controls were designed over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, the Company used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its evaluation under the framework in Internal Control-Integrated Framework, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2023.

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

(c) Changes in Internal Controls

The Company has made no significant changes in its internal controls over financial reporting during the year ended December 31, 2023, that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

A list of the Company’s executive officers and biographical information about them and its directors will be included in the definitive Proxy Statement for its 2023 Annual Meeting of Stockholders, which will be filed within 120 days of the end of its fiscal year ended December 31, 2023 (the “2023 Proxy Statement”) and is incorporated herein by reference. Information about its Audit Committee may be found in the Proxy Statement. That information is incorporated herein by reference.

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

The Company has one equity compensation plan under which shares of its common stock were available to be issued at December 31, 2023. The plan was previously approved by its shareholders. The following table sets forth information as of December 31, 2023 with respect to the number of shares of the Company’s common stock issuable pursuant to this plan.

Equity Compensation Plan Information

The following table provides information generally as of December 31, 2023, regarding securities to be issued on exercise of stock options, and securities remaining available for issuance under the Company’s equity compensation plan that was in effect during fiscal year 2023.

Number of
securities
remaining
	Number of	Weighted	available for
	securities to be	average	future
	issued upon	exercise	issuance
	exercise of	price of	under the equity
	outstanding	outstanding	compensation
Plan Category	options	options	plan
Equity compensation plans approved by stockholders	—	—	539,320

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence will be included in the 2023 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accounting fees and services will be included in the 2023 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

3.1	Articles of Incorporation (incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 11, 2004)

3.2	Articles of Amendment to the Articles of Incorporation dated January 7, 2009

3.3	Articles of Amendment to the Articles of Incorporation dated April 13, 2016

3.4	Articles of Amendment to the Articles of Incorporation dated December 28, 2022

3.5	Articles of Amendment to the Articles of Incorporation dated October 30, 2023

4.1	Bylaws (incorporated by reference from Current Report on Form 8-K filed with the SEC on May 11, 2004)

4.2	Description of Securities

4.3	Form of stock certificate (incorporated by reference from Quarterly Report on Form 10-QSB filed with the SEC on August 12, 2004)

10.1	OptimumBank Holdings, Inc. 2018 Equity Incentive Plan (incorporated by reference from Proxy Statement on Schedule 14A filed with the SEC on May 2, 2018)

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated by reference from Annual Report on Form 10-K filed with the SEC on March 31, 2010)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Principal Executive Officer under 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer under 18 U.S.C. Section 1350

EXHIBIT INDEX

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lauderdale, State of Florida, on the 8th day of March, 2024.

OPTIMUMBANK HOLDINGS, INC.

/s/ Timothy Terry
Timothy Terry
Principal Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Moishe Gubin	Chairman of the Board	March 8, 2024
Moishe Gubin

/s/ Joel Klein	Principal Financial Officer	March 8, 2024
Joel Klein

/s/ Steven Newman	Director	March 8, 2024
Steven Newman

/s/ Moishe Gubin	Director	March 8, 2024
Moishe Gubin

/s/ Martin Schmidt	Director	March 8, 2024
Martin Schmidt

/s/ Joel Klein	Director	March 8, 2024
Joel Klein

/s/ Avi M. Zwelling	Director	March 8, 2024
Avi M. Zwelling

/s/ Michael Blisko	Director	March 8, 2024
Michael Blisko

