Form 10-Q
period 2024-03-31
OptimumBank Holdings, Inc.
filed 2024-05-13
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

(Address of principal executive offices, Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,634,821 shares of common stock, $.01 par value, issued and outstanding as of May 13, 2024.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

i

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	March 31,	December 31,
	2024	2023
	(Unaudited)
Assets:
Cash and due from banks	$14,034	$14,009
Interest-bearing deposits with banks	137,073	62,654
Total cash and cash equivalents	151,107	76,663
Debt securities available for sale	23,580	24,355
Debt securities held-to-maturity (fair value of $297 and $326)	336	360
Loans, net of allowance for credit losses of $8,281 and $7,683	746,370	671,094
Federal Home Loan Bank stock	2,454	3,354
Premises and equipment, net	1,579	1,375
Right-of-use lease assets	2,091	2,161
Accrued interest receivable	2,990	2,474
Deferred tax asset	3,109	2,903
Other assets	7,017	6,515

Total assets	$940,633	$791,254
Liabilities and Stockholders’ Equity:

Liabilities:
Noninterest-bearing demand deposits	$217,940	$194,892
Savings, NOW and money-market deposits	318,511	322,932
Time deposits	261,958	121,757

Total deposits	798,409	639,581

Federal Home Loan Bank advances	40,000	62,000
Federal Reserve Bank advances	13,355	13,600
Operating lease liabilities	2,185	2,248
Other liabilities	3,640	3,818

Total liabilities	857,589	721,247

Commitments and contingencies (Notes 8 and 11)
Stockholders’ equity:
Preferred stock, no par value; 6,000,000 shares authorized:	—	—
Series A Preferred, no par value, no shares issued and outstanding	—	—
Series B Convertible Preferred, no par value, 1,520 shares authorized, 1,360 shares issued and outstanding	—	—
Series C Convertible Preferred, no par value, 4,000,000 and 0 shares authorized, 525,641 and 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 30,000,000 shares authorized, 9,634,821 and 7,250,218 shares issued and outstanding	96	72
Additional paid-in capital	102,239	91,221
Accumulated deficit	(13,594)	(15,971)
Accumulated other comprehensive loss	(5,697)	(5,315)

Total stockholders’ equity	83,044	70,007
Total liabilities and stockholders’ equity	$940,633	$791,254

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2024	2023
Interest income:
Loans	$11,836	$6,589
Debt securities	170	178
Other	1,459	749

Total interest income	13,465	7,516

Interest expense:
Deposits	5,077	2,432
Borrowings	637	25

Total interest expense	5,714	2,457

Net interest income	7,751	5,059

Credit loss expense	1,057	820

Net interest income after credit loss expense	6,694	4,239

Noninterest income:
Service charges and fees	968	719
Other	271	10

Total noninterest income	1,239	729

Noninterest expenses:
Salaries and employee benefits	2,849	1,966
Professional fees	195	197
Occupancy and equipment	205	189
Data processing	554	366
Regulatory assessment	123	209
Other	783	495

Total noninterest expenses	4,709	3,422

Net earnings before income taxes	3,224	1,546

Income taxes	847	393

Net earnings	$2,377	$1,153

Net earnings per share - Basic	$.31	$.16
Net earnings per share - Diluted	.31	.16

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2024	2023

Net earnings	$2,377	$1,153

Other comprehensive (loss) income:
Change in unrealized loss on debt securities:
Unrealized (loss) gain arising during the period	(513)	715

Amortization of unrealized loss on debt securities transferred to held-to-maturity	—	1

Other comprehensive (loss) income before income taxes	(513)	716

Deferred income tax benefit (taxes)	131	(177)

Total other comprehensive (loss) income	(382)	539

Comprehensive income	$1,995	$1,692

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2024 and 2023

(Dollars in thousands)

	Preferred Stock								Additional		Accumulated
	Series A		Series B		Series C		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2022 (audited)	—	$—	1,360	—	—	—	7,058,897	71	90,408	(22,073)	(5,826)	62,580

Additional allowance recognized due to adoption of Topic 326	—	—	—	—	—	—	—	—	—	(181)	—	(181)

Proceeds from the sale of common stock (unaudited)	—	—	—	—	—	—	72,221	—	324	—	—	324

Stock-based Compensation (unaudited)	—	—	—	—	—	—	119,101	1	489	—	—	490

Net change in unrealized loss on debt securities available for sale (unaudited)	—	—	—	—	—	—	—	—	—	—	538	538

Amortization of unrealized loss on debt securities transferred to held-to-maturity (unaudited)	—	—	—	—	—	—	—	—	—	—	1	1

Net earnings (unaudited)	—	—	—	—	—	—	—	—	—	1,153	—	1,153

Balance at March 31, 2023 (unaudited)	—	—	1,360	—	—	—	7,250,219	72	91,221	(21,101)	(5,287)	64,905

Balance at December 31, 2023 (audited)	—	$—	1,360	$—	—	$—	7,250,219	$72	$91,221	$(15,971)	$(5,315)	$70,007

Proceeds from sale of preferred stock (net of offering costs of $118) (unaudited)	—	—	—	—	525,641	—	—	—	1,932	—	—	1,932

Proceeds from sale of common stock ( net of offering costs of $339) (unaudited)	—	—	—	—	—	—	2,311,552	23	8,780	—	—	8,803

Stock-based Compensation (unaudited)	—	—	—	—	—	—	73,050	1	306	—	—	307

Net change in unrealized loss on debt securities available for sale (unaudited)	—	—	—	—	—	—	—	—	—	—	(382)	(382)

Net earnings (unaudited)	—	—	—	—	—	—	—	—	—	2,377	—	2,377

Balance at March 31, 2024 (unaudited)	—	$—	1,360	$—	525,641	$—	9,634,821	$96	$102,239	$(13,594)	$(5,697)	$83,044

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net earnings	$2,377	$1,153
Adjustments to reconcile net earnings to net cash provided by operating activities:
Credit loss expense	1,057	820
Depreciation and amortization	55	57
Deferred income taxes	(75)	397
Net accretion of fees, premiums and discounts	(62)	8
Stock-based compensation expense	307	490
(Increase) Decrease in accrued interest receivable	(516)	17
Amortization of right of use asset	70	65
Net decrease in operating lease liabilities	(63)	(56)
Increase in other assets	(502)	(2,590)
Decrease in other liabilities	(104)	(332)
Net cash provided by operating activities	2,544	29

Cash flows from investing activities:

Principal repayments of debt securities available for sale	233	232
Principal repayments of debt securities held-to-maturity	24	42
Net increase in loans	(76,316)	(19,299)
Purchases of premises and equipment	(259)	(240)
Redemption (Purchase) of FHLB stock	900	(754)

Net cash used in investing activities	(75,418)	(20,019)

Cash flows from financing activities:
Net increase in deposits	158,828	19,488
Net (decrease) increase in FHLB Advances	(22,000)	15,000
Net decrease in FRB Advances	(245)	—
Proceeds from sale of preferred stock (net of offering costs of $118)	1,932	—
Proceeds from sale of common stock ( net of offering costs of $339)	8,803	324

Net cash provided by financing activities	147,318	34,812

Net increase in cash and cash equivalents	74,444	14,822

Cash and cash equivalents at beginning of the period	76,663	71,836

Cash and cash equivalents at end of the period	$151,107	$86,658

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,875	$2,327

Income taxes	$454	$—

Noncash transactions:
Change in accumulated other comprehensive loss, net change in unrealized loss on debt securities available for sale, net of income taxes	$(382)	$538

Amortization of unrealized loss on debt securities transferred to held-to-maturity	$—	$1
Reduction stockholders’ equity due to adoption of Topic 326, net	—	(181)
Right-of use lease assets obtained in exchange for operating lease liabilities	$—	$315

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

Basis of Presentation. In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2024, and the results of operations and cash flows for the three month periods ended March 31, 2024 and 2023. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for the full year.

Comprehensive Income. Generally Accepted Accounting Principles generally require that recognized revenue, expenses, gains and losses be included in net earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale debt securities are reported as a separate component of the equity section of the condensed consolidated balance sheets, such items along with net earnings, are components of comprehensive income.

Accumulated other comprehensive loss consists of the following (in thousands):

	March 31,	December 31,
	2024	2023

Unrealized loss on debt securities available for sale	$(7,619)	$(7,106)
Unamortized portion of unrealized loss related to debt securities available for sale transferred to securities held-to-maturity	(13)	(13)
Income tax benefit	1,935	1,804

Accumulated other comprehensive loss	$(5,697)	$(5,315)

Reclassifications. Certain amounts have been reclassified to allow for consistent presentation for the periods presented.

(2) Debt Securities. Debt securities have been classified according to management’s intent. The amortized cost of debt securities and fair values are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At March 31, 2024:
Available for sale:
SBA Pool Securities	$675	$—	$(16)	$659
Collateralized mortgage obligations	134	—	(18)	116
Taxable municipal securities	16,682	—	(4,779)	11,903
Mortgage-backed securities	13,708	—	(2,806)	10,902
Total	$31,199	$—	$(7,619)	$23,580

Held-to-maturity:
Collateralized mortgage obligations	$336	$—	(39)	$297
Mortgage-backed securities	—	—	—	—
Total	$336	$—	(39)	$297

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2)	Debt Securities, Continued.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At December 31, 2023:
Available for sale:
SBA Pool Securities	$706	$—	$(16)	$690
Collateralized mortgage obligations	138	—	(15)	123
Taxable municipal securities	16,690	—	(4,480)	12,210
Mortgage-backed securities	13,927	—	(2,595)	11,332
Total	$31,461	$—	$(7,106)	$24,355

Held-to-maturity:
Collateralized mortgage obligations	$353	$—	(35)	$318
Mortgage-backed securities	7	1	—	8
Total	$360	$1	(35)	$326

As of March 31, 2024, debt securities with a fair value of $11.3 million were pledged as collateral to the Federal Reserve. There were no sales of debt securities during the three months ended March 31, 2024, and 2023.

Debt securities available for sale with gross unrealized losses, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position, is as follows (in thousands):

	Over Twelve Months		Less Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
At March 31, 2024:
Available for Sale:
SBA Pool Securities	16	659	—	—
Collateralized mortgage obligation	—	—	18	116
Taxable municipal securities	4,779	11,903	—	—
Mortgage-backed securities	2,806	10,902	—	—
Total	$7,601	$23,464	$18	$116

	Over Twelve Months		Less Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
At December 31, 2023:
Available for Sale :
SBA Pool Securities	16	690	—	—
Collateralized mortgage obligation	—	—	15	123
Taxable municipal securities	4,480	12,210	—	—
Mortgage-backed securities	2,595	11,332	—	—
Total	$7,091	$24,232	$15	$123

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2)	Debt Securities, Continued.

At March 31, 2024 and December 31, 2023, the unrealized losses on forty-one and forty investment debt securities, respectively, were caused by interest-rate changes.

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

The Company performed an analysis that determined that the mortgage-backed securities, collateralized mortgage obligations, and U.S. government securities, have a zero expected credit loss as they have the full faith and credit backing of the U.S. government or one of its agencies. Municipal bonds that do not have a zero expected credit loss are evaluated at least quarterly to determine whether there is a credit loss associated with a decline in fair value. At March 31, 2024 and December 31, 2023 all municipal securities were rated as investment grade. All debt securities in an unrealized loss position as of March 31, 2024 continue to perform as scheduled and the Company does not believe that there is a credit loss or that credit loss expense is necessary. Also, as part of our evaluation of our intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. The Company does not currently intend to sell the investments within the portfolio, and it is not more-likely-than-not that a sale will be required.

Management continues to monitor all of our investments with a high degree of scrutiny. There can be no assurance that in a future period, conditions may exist at that time indicating that some or all of the Company’s securities may be sold that would require a charge to earnings as credit loss expense in such period.

(3) Loans. The segments of loans are as follows (in thousands):

	March 31,	December 31,
	2024	2023

Residential real estate	$70,814	$71,400
Multi-family real estate	64,793	67,498
Commercial real estate	493,602	422,680
Land and construction	52,688	32,600
Commercial	33,867	41,870
Consumer	40,134	44,023

Total loans	755,898	680,071

Deduct:
Net deferred loan fees, and costs	(1,247)	(1,294)
Allowance for credit losses	(8,281)	(7,683)

Loans, net	$746,370	$671,094

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued.

An analysis of the change in the allowance for credit losses follows (in thousands):

	Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Total
Three Months Ended March 31, 2024:

Balance Dec 31, 2023	$1,020	$1,041	$3,793	$1,019	$281	$529	$7,683
Credit loss (expense) income	(49)	(12)	315	493	(30)	414	1,131
Charge-offs	—	—	—	—	(17)	(618)	(635)
Recoveries	—	—	—	—	—	102	102
Ending balance (March 31, 2024)	$971	$1,029	$4,108	$1,512	$234	$427	$8,281

During the period ended March 31, 2024, the company recognized $74,000 of credit loss income related to unfunded loan commitments.

	Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Total
Three Months Ended March 31, 2023

Beginning balance Dec 31, 2022	768	748	3,262	173	277	565	5,793
Additional allowance recognized due to adoption of Topic 326	33	327	(367)	278	(262)	209	218
Balance January 1, 2023	$801	$1,075	$2,895	$451	$15	$774	$6,011
Credit loss (expense) income	(59)	2	135	82	37	568	765
Charge-offs	—	—	—	—	(26)	(437)	(463)
Recoveries	—	—	—	—	—	40	40
Ending balance (March 31, 2023)	$742	$1,077	$3,030	$533	$26	$945	$6,353

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued. Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Past	Total Past Due	Current	Nonaccrual Loans	Total Loans

At March 31, 2024:
Residential real estate	$—	$—	$—	$—	$70,814	$—	$70,814
Multi-family real estate	—	—	—	—	64,793	—	64,793
Commercial real estate	—	—	—	—	493,602	—	493,602
Land and construction	—	—	—	—	52,688	—	52,688
Commercial	—	—	—	—	33,867	—	33,867
Consumer	241	162	—	403	39,006	725	40,134

Total	$241	$162	$—	$403	$754,770	$725	$755,898

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Past	Total Past Due	Current	Nonaccrual Loans	Total Loans

At December 31, 2023:
Residential real estate	$—	$—	$—	$—	$71,400	$—	$71,400
Multi-family real estate	—	—	—	—	67,498	—	67,498
Commercial real estate	—	—	—	—	422,680	—	422,680
Land and construction	—	—	—	—	32,600	—	32,600
Commercial	—	—	—	—	41,870	—	41,870
Consumer	230	208	—	438	42,560	1,025	44,023

Total	$230	$208	$—	$438	$678,608	$1,025	$680,071

The Company has not made any modifications of loans to borrowers experiencing financial difficulties during the three months ended March 31, 2024 and 2024.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued.

Term Loans

Amortized Cost Basis by Origination Year

Land and Construction	March 31, 2024	2023	2022	2021	2020	Prior	(Amortized Cost Basis)	Loans (Amortized Cost Basis)	Total
Pass	$1,740	$28,815	$14,802	$3,075	$1,477	$2,779	$—	$—	$52,688
OLEM (Other Loans Especially Mentioned)	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Subtotal loans	$1,740	$28,815	$14,802	$3,075	$1,477	$2,779	$—	$—	$52,688
Current period Gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate
Pass	—	21,343	25,564	9,685	4,657	8,818	747	—	70,814
OLEM (Other Loans Especially Mentioned)	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Subtotal loans	$—	$21,343	$25,564	$9,685	$4,657	$8,818	$747	$—	$70,814
Current period Gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued.

Term Loans

Amortized Cost Basis by Origination Year

	March 31, 2024	2023	2022	2021	2020	Prior	(Amortized Cost Basis)	Loans (Amortized Cost Basis)	Total
Multi-family real estate
Pass	$—	$592	$28,187	$26,760	$6,036	$3,218	$—	$—	$64,793
OLEM (Other Loans Especially Mentioned)	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Subtotal loans	$—	$592	$28,187	$26,760	$6,036	$3,218	$—	$—	$64,793
Current period Gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate (CRE)
Pass	$75,640	$124,695	$200,370	$51,817	$13,989	$25,892	$—	$—	$492,403
OLEM (Other Loans Especially Mentioned)	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	1,199	—	—	—	1,199
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Subtotal loans	$75,640	$124,695	$200,370	$51,817	$15,188	$25,892	$—	$—	$493,602
Current period Gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial
Pass	$1,442	$28,623	$1,939	$1,208	$619	$36	$—	$—	$33,867
OLEM (Other Loans Especially Mentioned)	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Subtotal loans	$1,442	$28,623	$1,939	$1,208	$619	$36	$—	$—	$33,867
Current period Gross write-offs	$—	$—	$—	$—	$—	$(17)	$—	$—	$(17)
Consumer
Pass	$160	$7,718	$5,649	$2,607	$126	$71	$23,078	$—	$39,409
OLEM (Other Loans Especially Mentioned)	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	725	—	725
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Subtotal loans	$160	$7,718	$5,649	$2,607	$126	$71	$23,803	$—	$40,134
Current period Gross write-offs	$—	$(224)	$(266)	$(124)	$—	$(4)	$—	$—	$(618)

Internally assigned loan grades are defined as follows:

Pass — a Pass loan’s primary source of loan repayment is satisfactory, with secondary sources very likely to be realized if necessary. These are loans that conform in all aspects to bank policy and regulatory requirements, and no repayment risk has been identified.

OLEM — an Other Loan Especially Mentioned has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or the Company’s credit position at some future date.

Substandard — a Substandard loan is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Included in this category are loans that are current on their payments, but the Bank is unable to document the source of repayment. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful — a loan classified as Doubtful has all the weaknesses inherent in one classified as Substandard, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future. The Company charges off any loan classified as Doubtful.

Loss — a loan classified Loss is considered uncollectible and of such little value that continuance as a bankable asset is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future. The Company fully charges off any loan classified as loss.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(4) Earnings Per Share. Basic earnings per share have been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods. During the three months periods ended March 31, 2024 and 2023, Series C convertible Preferred, each share of Series C Convertible Preferred can be converted into one share of common stock under specific and limited circumstances at any time at the option of the holder. The conversion feature is considered to be diluted earnings per share (EPS) in accordance with ASC 260. The dilutive effect is calculated using the if-converted method.

	Three Months Ended
	March 31,
	2024			2023
		Weighted Average			Weighted Average
(dollars in thousands, except per share amounts)	Earnings	Shares	Amount	Earnings	Shares	Amount

Basic EPS:
Net earnings	$2,377	7,616,305	$.31	$1,153	7,204,168	$.16
Effect of conversion of series C preferred shares		17,328			—
Diluted EPS:
Net earnings	$2,377	7,633,633	$.31	$1,153	7,204,168	$.16

(5) Stock-Based Compensation

The Company is authorized to grant stock options, stock grants and other forms of equity-based compensation under its 2018 Equity Incentive Plan (the “2018 Plan”). The plan has been approved by the shareholders. The Company is currently authorized to issue up to 1,050,000 shares of common stock under the 2018 Plan, due to an amendment to increase the number of authorized shares from 500,000 to 1,050,000 that was approved by shareholders in June 2023. At March 31, 2024, 466,269 shares remain available for grant.

During the three-month period ended March 31, 2024, the Company issued 73,050 shares to employees for services performed and recorded compensation expense of $307,000.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(6) Fair Value Measurements.

Debt securities available for sale measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		In Active Markets for	Other Observable	Significant Unobservable
	Fair Value	Identical Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
At March 31, 2024:
SBA Pool Securities	$659	$—	$659	$—
Collateralized mortgage obligations	116	—	116	—
Taxable municipal securities	11,903	—	11,903	—
Mortgage-backed securities	10,902	—	10,902	—
Total	$23,580	$—	$23,580	$—

At December 31, 2023:
SBA Pool Securities	$690	$—	$690	$—
Collateralized mortgage obligations	123	—	123	—
Taxable municipal securities	12,210	—	12,210	—
Mortgage-backed securities	11,332	—	11,332	—
Total	$24,355	$—	$24,355	$—

(7) Fair Value of Financial Instruments. The estimated fair values and fair value measurement method with respect to the Company’s financial instruments were as follows (in thousands):

	At March 31, 2024			At December 31, 2023
	Carrying Amount	Fair Value	Level	Carrying Amount	Fair Value	Level

Financial assets:
Cash and cash equivalents	$151,107	$151,107	1	$76,663	$76,663	1
Debt securities available for sale	23,580	23,580	2	24,355	24,355	2
Debt securities held-to-maturity	336	297	2	360	326	2
Loans	746,370	723,733	3	671,094	652,965	3
Federal Home Loan Bank stock	2,454	2,454	3	3,354	3,354	3
Accrued interest receivable	2,990	2,990	3	2,474	2,474	3

Financial liabilities:
Deposit liabilities	798,409	799,312	3	639,581	645,426	3
Federal Home Loan Bank advances	40,000	39,533	3	62,000	61,565	3
Federal Reserve Bank advances	13,355	13,282	3	13,600	13,592	3
Off-balance sheet financial instruments	—	—	3	—	—

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

Commitments to extend credit, unused lines of credit, and standby letters of credit typically result in loans with a market interest rate when funded. A summary of the contractual amounts of the Company’s financial instruments with off-balance-sheet risk at March 31, 2024 follows (in thousands):

Commitments to extend credit	$9,117

Unused lines of credit	$63,691

Standby letters of credit	$4,390

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(9) Regulatory Matters, Continued.

As of March 31, 2024 and December 31, 2023, the Bank meets all capital adequacy requirements to which it is subject. The Bank’s actual capital amounts and percentages are presented in the table ($ in thousands):

	Actual		To Be Well Capitalized Under Prompt Corrective Action Regulations (CBLR Framework)
	Amount	%	Amount	%
As of March 31, 2024:
Tier 1 Capital to Total Assets	$88,272	10.20%	$77,912	9.00%

As of December 31, 2023:
Tier 1 Capital to Total Assets	$74,999	10.00%	$67,499	9.00%

(10) Series B and C Preferred Stock

Except in the event of liquidation, if the Company declares or pays a dividend or distribution on the common stock, the Company shall simultaneously declare and pay a dividend on the Series B Preferred Stock on a pro rata basis with the common stock determined on an as-converted basis assuming all shares of Series B Preferred Stock had been converted immediately prior to the record date of the applicable dividend. As of March 31, 2024 the Series B Preferred Stock is convertible into 11,113,889 shares of common stock, at the option of the Company, subject to the prior fulfilment of the following conditions: (i) such conversion shall have been approved by the holders of a majority of the outstanding common stock of the Company; and (ii) such conversion must not result in any holder of the Series B Preferred Stock and any persons with whom the holder may be acting in concert, becoming the beneficial owners of more than 9.9% of the outstanding shares of the Company’s common stock, unless the issuance, shall have been approved by all banking regulatory authorities whose approval is required for the acquisition of such shares. The number of shares issuable upon conversion is subject to adjustment based on the terms of the Series B Preferred Stock. The Series B Preferred has preferential liquidation rights over common stockholders. The liquidation price is the greater of $25,000 per share of Series B Preferred or such amount per share of Series B Preferred that would have been payable had all shares of the Series B Preferred been converted into common stock pursuant to the terms of the Series B Preferred Stock’s Certificate of Designation immediately prior to a liquidation. The Series B Preferred generally has no voting rights except as provided in the Certificate of Designation.

The Series B Preferred Stock are subdivided into three categories. The Company is authorized to issue 760 shares of Series B-1; 260 shares of Series B-2; and 500 shares of Series B-3. Each category of the Series B preferred stock has substantially the same rights, preferences, powers, restrictions and limitations, except that the initial conversion price of the Series B-1 is $2.50 per share; the initial conversion price for Series B-2 is $4.00 per share, and the initial conversion price for Series B-3 is $4.50 per share.

During the Annual Meeting of Shareholders held on June 27, 2023, the Company’s shareholders approved the issuance of up to 11,113,889 shares of common stock upon conversion of the Series B preferred stock previously issued by the Company. Any such conversion is also subject to receipt of any required regulatory approvals by appropriate state and federal bank regulatory agencies.

On March 8, 2024, the Company’s board of directors approved the issuance of up to 4,000,000 of Series C Preferred Stock. As of March 31, 2024, each share of the Series C Preferred Stock is convertible into one share of common stock, at the option of the holder, provided that upon such conversion the holder, together with all affiliates of the holder, will not own or control in the aggregate more than 9.9% of the outstanding shares of the Company’s common stock.

During the first quarter of 2024, the company issued 525,641 of Series C Preferred Stock to an unrelated party at cash price of $3.90 per share, or an aggregate of $2,049,999.

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

	Maturity	Interest	March 31,	December 31,
At March 31, 2024:	Year Ending	Rate	2024	2023
FRB	2024	4.89%	$13,355	$13,600
FHLB	2024	4.96%	30,000	30,000
FHLB	2024	5.57%	—	22,000
FHLB	2025	1.01%	10,000	10,000
			$53,355	$75,600

At March 31, 2024, FHLB Advances are structured as advances with potential calls on a quarterly basis.

FHLB advances are collateralized by a blanket lien requiring the Company to maintain certain first mortgage loans as pledged collateral. At March 31, 2024, the Company had remaining credit availability of $158 million. At March 31, 2024, the Company had loans pledged with a carrying value of $239 million as collateral for FHLB advances.

In addition, the Bank has a line of credit with the Federal Reserve Bank which is secured by investment securities with fair value of $11.3 million as of March 31, 2024. FRB borrowings bear interest at variable rates based on the Federal Open Market Committee’s target range for the federal funds rate. Based on this collateral, the Company borrowed $13.3 million from the FRB at March 31, 2024.

(continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto presented elsewhere in this report. For additional information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2023, in the Annual Report on Form 10-K.

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

During the second quarter, we intend to limit our growth in loans and other illiquid assets. Therefore, we do not expect a material increase in our loan balances during the coming quarter. However we expect to continue our focus on originating multi-family, non-owner occupied, commercial real estate, and skilled nursing facility loans. As to deposits, we are focused on increasing our on-balance sheet liquidity by identifying deposit growth opportunities among our existing customer base and prospects throughout Florida and the United States. With respect to treasury management, our focus will remain on merchant cash advance providers and the related electronic funds transfer line of business. For this revenue source to increase further in a meaningful way, automation will be necessary in order to further improve efficiency. We are currently investing in the necessary technology to achieve this end.

Going forward, our strategic plan will be to continue to emphasize and build upon initiatives focused on strengthening internal controls, credit oversight and credit administrative processes and procedures. Moreover, management continues to identify loan growth opportunities, subject to the above caveat, that are designed to improve overall profitability without sacrificing credit quality and underwriting standards. This strategic direction is expected to be facilitated by maintaining credit administration objectives including a risk-based and comprehensive credit culture and a credit administrative infrastructure that reinforces appropriate risk management practices.

During the first quarter of 2024, the Bank commenced offering U.S. Small Business Administration (“SBA”) SBA 7A loans. SBA 7A loans are generally used to establish a new business or assist in the acquisition, operation, or expansion of an existing business. With SBA loan programs, there are set eligibility requirements and underwriting standards outlined by SBA that can change as the government alters its fiscal policy. These loans are generally secured by accounts receivable, inventory, equipment, and real estate. The Bank hired two full-time SBA staff. At March 31, 2024, SBA 7A loans amounted to $1.4 million. The Bank intends to sell the guaranteed portion of the SBA loans.

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

Capital Levels

As of March 31, 2024, the Bank is well capitalized under regulatory guidelines.

Refer to Note 9 for the Bank’s actual and required minimum capital ratios.

(continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition at March 31, 2024 and December 31, 2023

Overview

The Company’s total assets increased by approximately $149 million to $941 million at March 31, 2024, from $791 million at December 31, 2023, primarily due to increases in loans, and cash and cash equivalents. The growth in assets was attributable to the success of the Company’s efforts to increase loans and deposits from new customers. Net loans grew by $75 million to $746 million at March 31, 2024, from $671 million at December 2023. Deposits grew by approximately $159 million to $798 million at March 31, 2024, from $640 million at December 31, 2023. Total stockholders’ equity increased by approximately $13.3 million to $83.3 million at March 31, 2024, from $70.0 million at December 31, 2023, primarily due to net earnings and proceeds from common stock sales, partially offset by changes in unrealized loss on debt securities available for sale.

The following table shows selected information for the periods ended or at the dates indicated:

	Three Months Ended	Year Ended
	March 31, 2024	December 31, 2023

Average equity as a percentage of average assets	8.4%	10.1%

Equity to total assets at end of period	8.8%	8.8%

Return on average assets (1)	1.1%	1.0%

Return on average equity (1)	13.1%	9.6%

Noninterest expenses to average assets (1)	2.2%	2.3%

(1) Annualized for the three months ended March 31, 2024.

Liquidity and Sources of Funds

The Company’s sources of funds include customer deposits, advances from the Federal Home Loan Bank of Atlanta (“FHLB”), principal repayments and sales of debt securities, loan repayments, the use of Federal Funds markets, net earnings, and loans taken out at the Federal Reserve Bank discount window.

Our liquidity is derived primarily from our deposit base, scheduled amortization and prepayments of loans and investment securities, funds provided by operations, and capital. Additionally, as a commercial bank, we are expected to maintain an adequate liquidity position. The liquidity position may consist of cash on hand, cash on demand deposit with correspondent banks, federal funds sold, and unpledged marketable securities such as United States government treasury and agency securities, municipal securities, U.S. agency mortgage-backed securities, and asset-backed securities. Some of our securities are pledged to the Federal Reserve Bank. The market value of securities pledged to the Federal Reserve Bank, Term Funding Program was $11.3 million at March 31, 2024.

The Company increased deposits by approximately $159 million during the three-month period ended March 31, 2024. The proceeds were used to originate new loans.

(continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In addition to obtaining funds from depositors, the Company may borrow funds from other financial institutions. At March 31, 2024, the Company had outstanding borrowings of $40 million, against its $198 million in established borrowing capacity with the FHLB. The Company’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. The Company also has a $13.3 million advance with the Federal Reserve that matures in January 2025. At March 31, 2024, the Company also had available lines of credit amounting to $29.5 million with six correspondent banks to purchase federal funds. Disbursements on the lines of credit are subject to the approval of the correspondent banks. We measure and monitor our liquidity daily and believe our liquidity sources are adequate to meet our operating needs.

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

	Three Months Ended March 31,
	2024			2023
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans	$706,678	$11,836	6.70%	$492,658	$6,589	5.35%
Securities	24,166	170	2.81%	25,876	178	2.75%
Other (1)	106,395	1,459	5.49%	61,050	749	4.90%

Total interest-earning assets/interest income	837,239	13,465	6.43%	579,584	7,516	5.19%

Cash and due from banks	15,151			16,949
Premises and equipment	1,474			989
Other	5,454			4,974

Total assets	$859,318			$602,496

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$318,987	2,356	2.95%	$121,779	271	0.89%
Time deposits	201,257	2,721	5.41%	238,537	2,161	3.62%
Borrowings (2)	58,541	637	4.35%	10,167	25	0.98%

Total interest-bearing liabilities/interest expense	578,785	5,714	3.95%	370,483	2,457	2.65%

Noninterest-bearing demand deposits	202,801			165,081
Other liabilities	5,422			3,307
Stockholders’ equity	72,310			63,625

Total liabilities and stockholders’ equity	$859,318			$602,496

Net interest income		$7,751			$5,059

Interest rate spread (3)			2.48%			2.54%

Net interest margin (4)			3.70%			3.49%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.45			1.56

(1)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances and Federal Reserve Bank advances.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.
(5)	Annualized.

(continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of the Three-Month Periods Ended March 31, 2024, and 2023

	Three Months Ended		Increase /
	March 31,		(Decrease)
(dollars in thousands, except per share amounts)	2024	2023	Amount	Percentage
Total interest income	$13,465	$7,516	$5,949	79%
Total interest expense	5,714	2,457	3,257	133%
Net interest income	7,751	5,059	2,692	53%
Credit loss expense	1,057	820	237	29%
Net interest income after provision for loan losses	6,694	4,239	2,455	58%
Total noninterest income	1,239	729	510	70%
Total noninterest expenses	4,709	3,422	1,287	38%
Net earnings before income taxes	3,224	1,546	1,678	109%
Income taxes	847	393	454	116%
Net earnings	$2,377	$1,153	1,224	106%
Net earnings per share - Basic	$.31	$.16
Net earnings per share - Diluted	$.31	$.16

Net earnings. Net earnings for the three months ended March 31, 2024, were $2.4 million or $.31 per basic and diluted share compared to net earnings of $1.2 million or $.16 per basic and diluted share for the three months ended March 31, 2023. The increase in net earnings during the three months ended March 31, 2024 compared to three months ended March 31, 2023 is primarily attributed to an increase in net interest income and non-interest income, partially offset by the increase in non-interest expense.

Interest income. Interest income increased $5.9 million to $13.5 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due primarily to growth in the loan portfolio and increases in yields on interest earning assets.

Interest expense. Interest expense increased $3.3 million to $5.7 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to an increase in deposit rates and changes in the composition of deposits and increase in the average balances.

Credit loss expense. Expected credit loss expense increased $237,000 to $1 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, respectively. The expected credit loss expense is charged to earnings as losses are expected to have occurred in order to bring the total allowance for credit losses to a level deemed appropriate by management to absorb losses expected. Management’s periodic evaluation of the adequacy of the allowance for credit losses is based upon historical experience, the volume and type of lending conducted by the Company, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for credit losses totaled $8.3 million or 1.10% of loans outstanding at March 31, 2024, compared to $7.6 million or 1.13% of loans outstanding at December 31, 2023. The increase in the credit loss expense during the first quarter of 2024 was primarily due to loan volume growth and the evaluation of the other factors noted above. During the three-months ended March 31, 2024, the net charge off amounting to $534,000 resulted from consumer lending.

Noninterest income. Total noninterest income increased to $1.2 million for the three months ended March 31, 2024, from $729,000 for the three months ended March 31, 2023, due to increased wire transfer and ACH fees during first quarter of 2024.

Noninterest expenses. Total noninterest expenses increased to $4.7 million for the three months ended March 31, 2024, compared to $3.4 million for the three months ended March 31, 2023, primarily due to employee compensation and benefits, and data processing.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Not applicable.

Item 4. Controls and Procedures

The Company’s management evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report, and based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.

There have been no significant changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first three months of 2024, the Company issued 2,311,552 shares of its common stock in a private placement transaction to nine accredited investors at a price ranging from $3.90 to $4.25 per share. None of these investors was an officer, director or affiliate of the Company. The Company issued these shares in reliance on Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

During the first quarter of 2024, the Company issued a total of 525,641 shares of Series C preferred stock to a non-related party for a purchase price of $2,049,999. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering. The Company used the proceeds to make capital contributions to the Bank in order to augment the Bank’s regulatory capital ratios.

Item 3. Defaults Upon Senior Securities

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

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date: May 13, 2024	By:	/s/ Timothy Terry
Timothy Terry
Principal Executive Officer

	By:	/s/ Joel Klein
Joel Klein
Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 11, 2004)

3.2	Article of Amendment to Articles of Incorporation, dated March 8, 2024 (incorporated by reference from Current Report on Form 8-K filed with the SEC on March 28, 2024)

3.3	Articles of Amendment to the Articles of Incorporation dated January 7, 2009 (incorporated by reference from Annual Report on Form 10-K filed with the SEC on March 8, 2024)

3.4	Articles of Amendment to the Articles of Incorporation dated April 13, 2016 (incorporated by reference from Annual Report on Form 10-K filed with the SEC on March 8, 2024)

3.5	Articles of Amendment to the Articles of Incorporation dated December 28, 2022 (incorporated by reference from Annual Report on Form 10-K filed with the SEC on March 8, 2024)

3.6	Articles of Amendment to the Articles of Incorporation dated October 30, 2023 (incorporated by reference from Annual Report on Form 10-K filed with the SEC on March 8, 2024)

4.1	Bylaws (incorporated by reference from Current Report on Form 8-K filed with the SEC on May 11, 2004)

4.2	Description of Securities (incorporated by reference from Annual Report on Form 10-K filed with the SEC on March 8, 2024)

4.3	Form of stock certificate (incorporated by reference from Quarterly Report on Form 10-QSB filed with the SEC on August 12, 2004)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Principal Executive Officer

32.2	Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

