Form 10-Q
period 2024-06-30
OptimumBank Holdings, Inc.
filed 2024-08-05
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,677,431 shares of common stock, $.01 par value, issued and outstanding as of August 5, 2024.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

i

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	June 30,	December 31,
	2024	2023
	(Unaudited)	(audited)
Assets:
Cash and due from banks	$11,923	$14,009
Interest-bearing deposits with banks	92,133	62,654
Total cash and cash equivalents	104,056	76,663
Debt securities available for sale	23,540	24,355
Debt securities held-to-maturity (fair value of $280 and $326)	315	360
Loans, net of allowance for credit losses of $8,208 and $7,683	751,903	671,094
Federal Home Loan Bank stock	2,691	3,354
Premises and equipment, net	1,877	1,375
Right-of-use lease assets	2,021	2,161
Accrued interest receivable	2,994	2,474
Deferred tax asset	3,024	2,903
Other assets	7,357	6,515

Total assets	$899,778	$791,254
Liabilities and Stockholders’ Equity:

Liabilities:
Noninterest-bearing demand deposits	$230,947	$194,892
Savings, NOW and money-market deposits	300,378	322,932
Time deposits	231,321	121,757

Total deposits	762,646	639,581

Federal Home Loan Bank advances	45,000	62,000
Federal Reserve Bank advances	—	13,600
Operating lease liabilities	2,122	2,248
Other liabilities	3,039	3,818

Total liabilities	812,807	721,247

Commitments and contingencies (Notes 8 and 11)
Stockholders’ equity:
Preferred stock, no par value 6,000,000 shares authorized:	—	—
Series A Preferred, no par value, no shares issued and outstanding	—	—
Series B Convertible Preferred, no par value, 1,520 shares authorized, 1,360 shares issued and outstanding	—	—
Series C Convertible Preferred, no par value, 4,000,000 and 0 shares authorized, 525,641 and 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 30,000,000 shares authorized, 9,677,431 and 7,250,218 shares issued and outstanding	96	72
Additional paid-in capital	102,424	91,221
Accumulated deficit	(10,098)	(15,971)
Accumulated other comprehensive loss	(5,451)	(5,315)

Total stockholders’ equity	86,971	70,007
Total liabilities and stockholders’ equity	$899,778	$791,254

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest income:
Loans	$12,948	$7,252	$24,784	$13,841
Debt securities	165	172	336	350
Other	2,075	755	3,534	1,504

Total interest income	15,188	8,179	28,654	15,695

Interest expense:
Deposits	5,919	2,556	10,997	4,988
Borrowings	527	31	1,164	56

Total interest expense	6,446	2,587	12,161	5,044

Net interest income	8,742	5,592	16,493	10,651

Credit loss expense	195	704	1,253	1,524

Net interest income after credit loss expense	8,547	4,888	15,240	9,127

Noninterest income:
Service charges and fees	864	759	1,832	1,478
Other	337	13	608	23

Total noninterest income	1,201	772	2,440	1,501

Noninterest expenses:
Salaries and employee benefits	3,031	2,041	5,879	4,007
Professional fees	238	171	433	368
Occupancy and equipment	202	188	408	377
Data processing	575	385	1,129	751
Regulatory assessment	231	224	352	433
Litigation Settlement	—	375	—	375
Other	807	518	1,591	1,013

Total noninterest expenses	5,084	3,902	9,792	7,324

Net earnings before income taxes	4,664	1,758	7,888	3,304

Income taxes	1,168	446	2,015	839

Net earnings	$3,496	$1,312	$5,873	$2,465

Net earnings per share - Basic	$0.36	$0.18	$0.68	$0.34
Net earnings per share - Diluted	0.34	$0.18	$0.66	$0.34

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Net earnings	$3,496	$1,312	$5,873	$2,465

Other comprehensive income (loss):
Change in unrealized loss on debt securities:
Unrealized gain (loss) arising during the period	312	(380)	(201)	335

Amortization of unrealized loss on debt securities transferred to held-to-maturity	1	1	1	2

Other comprehensive income (loss) before income taxes	313	(379)	(200)	337

Deferred income tax (provision) benefit	(67)	91	64	(85)

Total other comprehensive income (loss)	246	(288)	(136)	252

Comprehensive income	$3,742	$1,024	$5,737	$2,717

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2024 and 2023

(Dollars in thousands)

	Preferred Stock								Additional		Accumulated
	Series A		Series B		Series C		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2022 (audited)	—	$—	1,360	—	—	—	7,058,897	71	90,408	(22,073)	(5,826)	62,580

Additional allowance recognized due to adoption of Topic 326 (audited)	—	—	—	—	—	—	—	—	—	(181)	—	(181)

Proceeds from the sale of common stock (unaudited)	—	—	—	—	—	—	72,221	—	324	—	—	324

Stock-based Compensation (unaudited)	—	—	—	—	—	—	119,101	1	489	—	—	490

Net change in unrealized loss on debt securities available for sale (unaudited)	—	—	—	—	—	—	—	—	—	—	538	538

Amortization of unrealized loss on debt securities transferred to held-to-maturity (unaudited)	—	—	—	—	—	—	—	—	—	—	1	1

Net earnings (unaudited)	—	—	—	—	—	—	—	—	—	1,153	—	1,153

Balance at March 31, 2023 (unaudited)	—	—	1,360	—	—	—	7,250,219	72	91,221	(21,101)	(5,287)	64,905

Net change in unrealized loss on debt securities available for sale (unaudited)	—	—	—	—	—	—	—	—	—	—	(289)	(289)

Amortization of unrealized loss on debt securities transferred to held-to-maturity (unaudited)	—	—	—	—	—	—	—	—	—	—	1	1

Net earnings (unaudited)	—	—	—	—	—	—	—	—	—	1,312	—	1,312

Balance at June 30, 2023 (unaudited)	—	—	1,360	—	—	—	7,250,219	72	91,221	(19,789)	(5,575)	65,929

Balance at December 31, 2023 (audited)	—	$—	1,360	$—	—	$—	7,250,219	$72	$91,221	$(15,971)	$(5,315)	$70,007

Proceeds from sale of preferred stock (net of offering costs of $118) (unaudited)	—	—	—	—	525,641	—	—	—	1,932	—	—	1,932

Proceeds from sale of common stock (net of offering costs of $339) (unaudited)	—	—	—	—	—	—	2,311,552	23	8,780	—	—	8,803

Stock-based Compensation (unaudited)	—	—	—	—	—	—	73,050	1	306	—	—	307

Net change in unrealized loss on debt securities available for sale (unaudited)	—	—	—	—	—	—	—	—	—	—	(382)	(382)

Net earnings (unaudited)	—	—	—	—	—	—	—	—	—	2,377	—	2,377

Balance at March 31, 2024 (unaudited)	—	$—	1,360	$—	525,641	$—	9,634,821	$96	$102,239	$(13,594)	$(5,697)	$83,044

Stock-based Compensation (unaudited)	—	—	—	—	—	—	42,610	—	185	—	—	185

Net change in unrealized loss on debt securities available for sale (unaudited)	—	—	—	—	—	—	—	—	—	—	245	245

Amortization of unrealized loss on debt securities transferred to held-to-maturity (unaudited)	—	—	—	—	—	—	—	—	—	—	1	1

Net earnings (unaudited)	—	—	—	—	—	—	—	—	—	3,496	—	3,496

Balance at June 30, 2024 (unaudited)	—	—	1,360	—	525,641	—	9,677,431	96	102,424	(10,098)	(5,451)	86,971

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net earnings	$5,873	$2,465
Adjustments to reconcile net earnings to net cash provided by operating activities:
Credit loss expense	1,253	1,524
Depreciation and amortization	116	115
Deferred income taxes	(57)	734
Net accretion of fees, premiums and discounts	(51)	11
Stock-based compensation expense	492	490
Increase in accrued interest receivable	(520)	(115)
Amortization of right of use asset	140	134
Net decrease in operating lease liabilities	(126)	(117)
(Increase) decrease in other assets	(842)	315
Decrease in other liabilities	(638)	(221)
Net cash provided by operating activities	5,640	5,335

Cash flows from investing activities:
Principal repayments of debt securities available for sale	551	606
Principal repayments of debt securities held-to-maturity	46	98
Net increase in loans	(82,089)	(43,098)
Purchases of premises and equipment	(618)	(343)
Redemption (Purchase) of FHLB stock	663	(117)

Net cash used in investing activities	(81,447)	(42,854)

Cash flows from financing activities:
Net increase in deposits	123,065	43,732
Net decrease in FHLB Advances	(17,000)	—
Net decrease in FRB Advances	(13,600)	—
Proceeds from sale of preferred stock (net of offering costs of $118)	1,932	—
Proceeds from sale of common stock ( net of offering costs of $339)	8,803	324

Net cash provided by financing activities	103,200	44,056

Net increase in cash and cash equivalents	27,393	6,537

Cash and cash equivalents at beginning of the period	76,663	71,836

Cash and cash equivalents at end of the period	$104,056	$78,373

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$12,482	$4,792

Income taxes	$2,015	$395

Noncash transactions:
Change in accumulated other comprehensive loss, net change in unrealized loss on debt securities available for sale, net of income taxes	$(136)	$252

Amortization of unrealized loss on debt securities transferred to held-to-maturity	$1	$2
Reduction stockholders’ equity due to adoption of Topic 326, net	—	(181)
Right-of use lease assets obtained in exchange for operating lease liabilities	$—	$315

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) General. OptimumBank Holdings, Inc. (the “Company”) is a one-bank holding company and owns 100% of OptimumBank (the “Bank”), a Florida-chartered community bank. The Company’s only business is the operation of the Bank. The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of community banking services to individual and corporate customers through its three banking offices located in Broward and Dade Counties, Florida. The Bank also markets its deposit and electronic funds transfer services on a national basis to merchant cash advance providers.

Basis of Presentation. In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2024, and the results of operations and cash flows for the six month periods ended June 30, 2024 and 2023. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of the results to be expected for the full year.

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

Accumulated other comprehensive loss consists of the following (in thousands):

	June 30,	December 31,
	2024	2023

Unrealized loss on debt securities available for sale	$(7,306)	$(7,106)
Unamortized portion of unrealized loss related to debt securities available for sale transferred to securities held-to-maturity	(14)	(13)
Income tax benefit	1,869	1,804

Accumulated other comprehensive loss	$(5,451)	$(5,315)

(2) Debt Securities. Debt securities have been classified according to management’s intent. The amortized cost of debt securities and fair values are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

At June 30, 2024:
Available for sale:
SBA Pool Securities	$632	$—	$(14)	$618
Collateralized mortgage obligations	132	—	(17)	115
Taxable municipal securities	16,672	—	(4,557)	12,115
Mortgage-backed securities	13,410	—	(2,718)	10,692
Total	$30,846	$—	$(7,306)	$23,540

Held-to-maturity–
Collateralized mortgage obligations	$315	$—	$(35)	$280

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2) Debt Securities, Continued.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

At December 31, 2023:
Available for sale:
SBA Pool Securities	$706	$—	$(16)	$690
Collateralized mortgage obligations	138	—	(15)	123
Taxable municipal securities	16,690	—	(4,480)	12,210
Mortgage-backed securities	13,927	—	(2,595)	11,332
Total	$31,461	$—	$(7,106)	$24,355

Held-to-maturity:
Collateralized mortgage obligations	$353	$—	$(35)	$318
Mortgage-backed securities	7	1	—	8
Total	$360	$1	$(35)	$326

There were no sales of debt securities during the six months ended June 30, 2024 and 2023.

Debt securities available for sale with gross unrealized losses, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position, is as follows (in thousands):

	Over Twelve Months		Less Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
At June 30, 2024:
Available for Sale:
SBA Pool Securities	$14	$618	$—	$—
Collateralized mortgage obligation	17	115	—	—
Taxable municipal securities	4,557	12,115	—	—
Mortgage-backed securities	2,718	10,692	—	—
Total	$7,306	$23,540	$—	$—

At December 31, 2023:
Available for Sale :
SBA Pool Securities	$16	$690	$—	$—
Collateralized mortgage obligation	—	—	15	123
Taxable municipal securities	4,480	12,210	—	—
Mortgage-backed securities	2,595	11,332	—	—
Total	$7,091	$24,232	$15	$123

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2) Debt Securities, Continued.

At June 30, 2024 and December 31, 2023, the unrealized losses on forty investment debt securities in each period were attributable to changes in interest rates.

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

The Company performed an analysis that determined that the mortgage-backed securities, collateralized mortgage obligations, and U.S. government securities, have a zero expected credit loss as they have the full faith and credit backing of the U.S. government or one of its agencies. Municipal bonds that do not have a zero expected credit loss are evaluated at least quarterly to determine whether there is a credit loss associated with a decline in fair value. At June 30, 2024 and December 31, 2023 all municipal securities were rated as investment grade. All debt securities in an unrealized loss position as of June 30, 2024 continue to perform as scheduled and the Company does not believe that there is a credit loss or that credit loss expense is necessary. Also, as part of our evaluation of our intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. The Company does not currently intend to sell the investments within the portfolio, and it is not more-likely-than-not that a sale will be required.

Management continues to monitor all of our investments with a high degree of scrutiny. There can be no assurance that in a future period, conditions may exist at that time indicating that some or all of the Company’s securities may be sold that would require a charge to earnings as credit loss expense in such period.

(3) Loans. The segments of loans are as follows (in thousands):

	June 30,	December 31,
	2024	2023

Residential real estate	$76,721	$71,400
Multi-family real estate	63,432	67,498
Commercial real estate	485,439	422,680
Land and construction	64,862	32,600
Commercial	36,133	41,870
Consumer	34,485	44,023

Total loans	761,072	680,071

Deduct:
Net deferred loan fees, and costs	(961)	(1,294)
Allowance for credit losses	(8,208)	(7,683)

Loans, net	$751,903	$671,094

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued.

An analysis of the change in the allowance for credit losses follows (in thousands):

	Residential Real	Multi-Family Real	Commercial	Land and
	Estate	Estate	Real Estate	Construction	Commercial	Consumer	Total
Three Months Ended June 30, 2024:
Beginning balance	971	1,029	4,108	1,512	234	427	8,281
Credit loss (income) expense	(1)	(317)	195	165	(100)	321	263
Charge-offs	—	—	—	—	—	(440)	(440)
Recoveries	—	—	—	—	—	104	104
Ending balance (June 30, 2024)	970	712	4,303	1,677	134	412	8,208

Three Months Ended June 30, 2023:
Beginning balance	742	1,077	3,030	533	26	945	6,353
Credit loss expense (income)	141	(40)	(228)	147	38	487	545
Charge-offs	—	—	—	—	(16)	(367)	(383)
Recoveries	—	—	—	—	87	43	130
Ending balance (June 30, 2023)	883	$1,037	$2,802	$680	$135	$1,108	$6,645

During the three months period ended June 30, 2024, the Company recognized $68,000 of credit loss income related to unfunded loan commitments.

During the three months ended June 30, 2023, the Company recognized credit loss expense of $159,000 related to unfunded loan commitments.

	Residential Real	Multi-Family Real	Commercial	Land and
	Estate	Estate	Real Estate	Construction	Commercial	Consumer	Total
Six Months Ended June 30, 2024:
Balance Dec 31, 2023	1,020	1,041	3,793	1,019	281	529	7,683
Credit loss (income) expense	(50)	(329)	510	658	(130)	735	1,394
Charge-offs	—	—	—	—	(17)	(1,058)	(1,075)
Recoveries	—	—	—	—	—	206	206
Ending balance (June 30, 2024)	970	712	4,303	1,677	134	412	8,208

Six Months Ended June 30, 2023:
Beginning balance Dec 31, 2022	768	748	3,262	173	277	565	5,793
Additional allowance recognized due to adoption of Topic 326	33	327	(367)	278	(262)	209	218
Balance January 1, 2023	801	$1,075	$2,895	$451	$15	$774	$6,011
Credit loss expense (income)	82	(38)	(93)	229	75	1,056	1,311
Charge-offs	—	—	—	—	(42)	(804)	(846)
Recoveries	—	—	—	—	87	82	169
Ending balance (June 30, 2023)	883	$1,037	$2,802	$680	$135	$1,108	$6,645

During the six months ended June 30, 2024, the Company recognized $141,000 of credit loss income related to unfunded loan commitments.

During the six months ended June 30, 2023, the Company recognized credit loss expense of $213,000 related to unfunded loan commitments.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued. Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
	Past	Past	Past	Past		Nonaccrual	Total
	Due	Due	Past	Due	Current	Loans	Loans

At June 30, 2024:
Residential real estate	$—	$—	$—	$—	$76,721	$—	$76,721
Multi-family real estate	—	—	—	—	63,432	—	63,432
Commercial real estate	—	—	—	—	483,265	2,174	485,439
Land and construction	—	—	—	—	64,862	—	64,862
Commercial	—	—	—	—	36,133	—	36,133
Consumer	162	191	—	353	33,527	605	34,485

Total	$162	$191	$—	$353	$757,940	$2,779	$761,072

At December 31, 2023:
Residential real estate	$—	$—	$—	$—	$71,400	$—	$71,400
Multi-family real estate	—	—	—	—	67,498	—	67,498
Commercial real estate	—	—	—	—	422,680	—	422,680
Land and construction	—	—	—	—	32,600	—	32,600
Commercial	—	—	—	—	41,870	—	41,870
Consumer	230	208	—	438	42,560	1,025	44,023

Total	$230	$208	$—	$438	$678,608	$1,025	$680,071

The Company has not made any modifications of loans to borrowers experiencing financial difficulties during the three and six months ended June 30, 2024 and 2023.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued.

Term Loans

Amortized Cost Basis by Origination Year

Residential real estate	June 30, 2024	2023	2022	2021	2020	Prior	(Amortized Cost Basis)	Total
Pass	7,500	21,335	23,501	9,103	4,497	7,986	137	74,059
OLEM (Other Loans Especially Mentioned)	—	—	—	—	—	—	—	—
Substandard	—	—	1,904	—	—	758	—	2,662
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Subtotal loans	7,500	21,335	25,405	9,103	4,497	8,744	137	76,721
Current period Gross write-offs	—	—	—	—	—	—	—	—
Multi—family real estate
Pass	—	590	28,065	25,594	5,985	3,198	—	63,432
OLEM (Other Loans Especially Mentioned)	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Subtotal loans	—	590	28,065	25,594	5,985	3,198	—	63,432
Current period Gross write-offs	—	—	—	—	—	—	—	—
Commercial real estate (CRE)
Pass	75,600	124,763	195,267	49,733	15,082	21,627	—	482,072
OLEM (Other Loans Especially Mentioned)	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	3,367	—	3,367
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Subtotal loans	75,600	124,763	195,267	49,733	15,082	24,994	—	485,439
Current period Gross write-offs	—	—	—	—	—	—	—	—

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued.

Term Loans

Amortized Cost Basis by Origination Year

Land and Construction	June 30, 2024	2023	2022	2021	2020	Prior	(Amortized Cost Basis)	Total
Pass	1,740	41,699	14,672	2,519	1,466	2,766	—	64,862
OLEM (Other Loans Especially Mentioned)	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Subtotal loans	1,740	41,699	14,672	2,519	1,466	2,766	—	64,862
Current period Gross write-offs	—	—	—	—	—	—	—	—
Commercial
Pass	5,284	27,139	1,905	1,152	624	29	—	36,133
OLEM (Other Loans Especially Mentioned)	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Subtotal loans	5,284	27,139	1,905	1,152	624	29	—	36,133
Current period Gross write-offs	—	—	—	—	—	(17)	—	(17)
Consumer
Pass	298	6,607	4,562	2,157	92	41	20,123	33,880
OLEM (Other Loans Especially Mentioned)	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	605	605
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Subtotal loans	298	6,607	4,562	2,157	92	41	20,728	34,485
Current period Gross write-offs	—	(406)	(445)	(203)	—	(4)	—	(1,058)

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

Doubtful — a loan classified as Doubtful has all the weaknesses inherent in one classified as Substandard, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future. The Company charges off any estimated loss on loans classified as Doubtful.

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

(4) Earnings Per Share. Basic earnings per share have been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods. During the three and six months periods ended June 30, 2024 and 2023, Series C convertible Preferred, each share of Series C Convertible Preferred can be converted into one share of common stock at any time at the option of the holder. The conversion feature is considered to be diluted earnings per share (EPS) in accordance with ASC 260. The dilutive effect is calculated using the if-converted method.

	Three Months Ended						Six Months Ended
(dollars in	June 30,						June 30,
thousands,	2024			2023			2024			2023
except per share amounts)	Earnings	Weighted Average Shares	Amount	Earnings	Weighted Average Shares	Amount	Earnings	Weighted Average Shares	Amount	Earnings	Weighted Average Shares	Amount

Basic EPS:
Net earnings	$3,496	9,639,503	.36	1,312	7,250,219	.18	$5,873	8,627,904	.68	2,465	7,226,953	.34
Effect of conversion of series C preferred shares		525,641			—			274,343			—
Diluted EPS:
Net earnings	$3,496	10,165,144	.34	1,312	7,250,219	.18	$5,873	8,902,247	.66	2,465	7,226,953	.34

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(5) Stock-Based Compensation

The Company is authorized to grant stock options, stock grants and other forms of equity-based compensation under its 2018 Equity Incentive Plan (the “2018 Plan”). The plan has been approved by the shareholders. The Company is currently authorized to issue up to 1,050,000 shares of common stock under the 2018 Plan, due to an amendment to increase the number of authorized shares from 500,000 to 1,050,000 that was approved by shareholders in June 2023. At June 30, 2024, 423,659 shares remain available for grant.

During the six-month period ended June 30, 2024, the Company issued 73,050 shares to employees for services performed and recorded compensation expense of $307,000.

During the six-month period ended June 30, 2024, the Company issued 42,610 shares to a director for services performed and recorded compensation expense of $185,000.

During the six-month period ended June 30, 2023, the Company issued 52,622 shares to employees for services performed and recorded compensation expense of $216,000.

During the six-month period ended June 30, 2023, the Company issued 66,479 shares to a director for services performed and recorded compensation expense of $274,000

(6) Fair Value Measurements.

Debt securities available for sale measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		In Active Markets for	Other Observable	Significant Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
At June 30, 2024:
SBA Pool Securities	$618	$—	$618	$—
Collateralized mortgage obligations	115	—	115	—
Taxable municipal securities	12,115	—	12,115	—
Mortgage-backed securities	10,692	—	10,692	—
Total	$23,540	—	$23,540	$—

At December 31, 2023:
SBA Pool Securities	$690	$—	$690	$—
Collateralized mortgage obligations	123	—	123	—
Taxable municipal securities	12,210	—	12,210	—
Mortgage-backed securities	11,332	—	11,332	—
Total	$24,355	—	$24,355	$—

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(7) Fair Value of Financial Instruments. The estimated fair values and fair value measurement method with respect to the Company’s financial instruments were as follows (in thousands):

	At June 30, 2024			At December 31, 2023
	Carrying Amount	Fair Value	Level	Carrying Amount	Fair Value	Level

Financial assets:
Cash and cash equivalents	$104,056	$104,056	1	$76,663	$76,663	1
Debt securities available for sale	23,540	23,540	2	24,355	24,355	2
Debt securities held-to-maturity	315	280	2	360	326	2
Loans	751,903	714,527	3	671,094	652,965	3
Federal Home Loan Bank stock	2,691	2,691	3	3,354	3,354	3
Accrued interest receivable	2,994	2,994	3	2,474	2,474	3

Financial liabilities:
Deposit liabilities	762,646	763,741	3	639,581	645,426	3
Federal Home Loan Bank advances	45,000	44,611	3	62,000	61,565	3
Federal Reserve Bank advances	—	—	3	13,600	13,592	3
Off-balance sheet financial instruments	—	—	3	—	—

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

Commitments to extend credit, unused lines of credit, and standby letters of credit typically result in loans with a market interest rate when funded. A summary of the contractual amounts of the Company’s financial instruments with off-balance-sheet risk at June 30, 2024 follows (in thousands):

Commitments to extend credit	$25,574

Unused lines of credit	$53,748

Standby letters of credit	$4,547

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

As of June 30, 2024 and December 31, 2023, the Bank meets all capital adequacy requirements to which it is subject. The Bank’s actual capital amounts and percentages are presented in the table ($ in thousands):

	Actual		To Be Well Capitalized Under Prompt Corrective Action Regulations (CBLR Framework)
	Amount	%	Amount	%
As of June 30, 2024:
Tier 1 Capital to Total Assets	$92,135	9.68%	$85,702	9.00%

As of December 31, 2023:
Tier 1 Capital to Total Assets	$74,999	10.00%	$67,499	9.00%

(10) Series B and C Preferred Stock

Except in the event of liquidation, if the Company declares or pays a dividend or distribution on the common stock, the Company shall simultaneously declare and pay a dividend on the Series B Preferred Stock on a pro rata basis with the common stock determined on an as-converted basis assuming all shares of Series B Preferred Stock had been converted immediately prior to the record date of the applicable dividend. As of June 30, 2024 the Series B Preferred Stock is convertible into 11,113,889 shares of common stock, at the option of the Company, subject to the prior fulfilment of the following conditions: (i) such conversion shall have been approved by the holders of a majority of the outstanding common stock of the Company; and (ii) such conversion must not result in any holder of the Series B Preferred Stock and any persons with whom the holder may be acting in concert, becoming the beneficial owners of more than 9.9% of the outstanding shares of the Company’s common stock, unless the issuance, shall have been approved by all banking regulatory authorities whose approval is required for the acquisition of such shares. The number of shares issuable upon conversion is subject to adjustment based on the terms of the Series B Preferred Stock. The Series B Preferred has preferential liquidation rights over common stockholders. The liquidation price is the greater of $25,000 per share of Series B Preferred or such amount per share of Series B Preferred that would have been payable had all shares of the Series B Preferred been converted into common stock pursuant to the terms of the Series B Preferred Stock’s Certificate of Designation immediately prior to a liquidation. The Series B Preferred generally has no voting rights except as provided in the Certificate of Designation.

The Series B Preferred Stock are subdivided into three categories. The Company is authorized to issue 760 shares of Series B-1; 260 shares of Series B-2; and 500 shares of Series B-3. Each category of the Series B preferred stock has substantially the same rights, preferences, powers, restrictions and limitations, except that the initial conversion price of the Series B-1 is $2.50 per share; the initial conversion price for Series B-2 is $4.00 per share, and the initial conversion price for Series B-3 is $4.50 per share. Two Company directors each independently own 380 shares of Series B-1, 130 shares of Series B-2, and 250 shares of Series B-3.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(10) Series B and C Preferred Stock, Continued.

On March 8, 2024, the Company’s board of directors approved the issuance of up to 4,000,000 of Series C Preferred Stock. As of June 30, 2024, each share of the Series C Preferred Stock is convertible into one share of common stock, at the option of the holder, provided that upon such conversion the holder, together with all affiliates of the holder, will not own or control in the aggregate more than 9.9% of the outstanding shares of the Company’s common stock.

During the six-month period ended June 30, 2024, the company issued 525,641 of Series C Preferred Stock to an unrelated party at cash price of $3.90 per share, or an aggregate of $2,050,000.

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

	Maturity	Interest	June 30,	December 31,
At June 30, 2024:	Year Ending	Rate	2024	2023
FRB	2024	4.89%	$—	$13,600
FHLB	2024	4.96%	30,000	30,000
FHLB	2024	5.57%	—	22,000
FHLB	2025	5.57%	5,000	—
FHLB	2025	1.01%	10,000	10,000
			$45,000	$75,600

At June 30, 2024, FHLB Advances are structured as advances with potential calls on a quarterly basis.

FHLB advances are collateralized by a blanket lien requiring the Company to maintain certain first mortgage loans as pledged collateral. At June 30, 2024, the Company had remaining credit availability of $190 million. At June 30, 2024, the Company had loans pledged with a carrying value of $249 million as collateral for FHLB advances.

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

During the third quarter, we intend to continue to limit our growth in loans and other illiquid assets. Therefore, we do not expect a material increase in our loan balances during the coming quarter. However, we expect to continue our focus on originating multi-family, non-owner occupied, commercial real estate, and skilled nursing receivable facility loans. As to deposits, we are focused on increasing our on-balance sheet liquidity by identifying deposit growth opportunities among our existing customer base and prospects throughout Florida and the United States. With respect to treasury management, our focus will remain on merchant cash advance providers and the related electronic funds transfer line of business. For this revenue source to increase further in a meaningful way, automation will be necessary in order to further improve efficiency. We are currently investing in the necessary technology to achieve this end.

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

During the six-month period ended June 30, 2024, the Bank commenced offering U.S. Small Business Administration (“SBA”) SBA 7A loans. SBA 7A loans are generally used to establish a new business or assist in the acquisition, operation, or expansion of an existing business. With SBA loan programs, there are set eligibility requirements and underwriting standards outlined by SBA that can change as the government alters its fiscal policy. These loans are generally secured by accounts receivable, inventory, equipment, and real estate. The Bank hired two full-time SBA staff. At June 30, 2024, SBA 7A loans amounted to $2.7 million. The Bank sells the guaranteed portion of the SBA loans.

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

(continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Properties

The Company opened its third location in North Miami Beach on July 8, 2024.

Capital Levels

As of June 30, 2024, the Bank is well capitalized under regulatory guidelines.

Refer to Note 9 for the Bank’s actual and required minimum capital ratios.

Financial Condition at June 30, 2024 and December 31, 2023

Overview

The Company’s total assets increased by approximately $109 million to $900 million at June 30, 2024, from $791 million at December 31, 2023, primarily due to increases in loans, and cash and cash equivalents. The growth in assets was attributable to the success of the Company’s efforts to increase loans and deposits from new customers, predominantly in the first quarter. Net loans grew by $81 million to $752 million at June 30, 2024, from $671 million at December 31, 2023. Deposits grew by approximately $123 million to $763 million at June 30, 2024, from $640 million at December 31, 2023. Total stockholders’ equity increased by approximately $17 million to $87 million at June 30, 2024, from $70 million at December 31, 2023, primarily due to net earnings and proceeds from common and preferred stock sales, partially offset by changes in unrealized losses on debt securities available for sale.

The following table shows selected information for the periods ended or at the dates indicated:

	Six Months Ended	Year Ended
	June 30, 2024	December 31, 2023

Average equity as a percentage of average assets	8.7%	10.1%

Equity to total assets at end of period	9.7%	8.8%

Return on average assets (1)	1.2%	1.0%

Return on average equity (1)	15.0%	9.6%

Noninterest expenses to average assets (1)	2.2%	2.3%

(1) Annualized for the six months ended June 30, 2024.

Liquidity and Sources of Funds

The Company’s sources of funds include customer deposits, advances from the Federal Home Loan Bank of Atlanta (“FHLB”), principal repayments and sales of debt securities, loan repayments.

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

(continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Company increased deposits by approximately $123 million during the six-month period ended June 30, 2024. The proceeds were primarily used to originate new loans. This growth was predominantly in the first quarter, similar to the growth in assets and loans.

In addition to obtaining funds from depositors, the Company may borrow funds from other financial institutions. At June 30, 2024, the Company had outstanding borrowings of $45 million, against its $235 million in established borrowing capacity with the FHLB. The Company’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. At June 30, 2024, the Company also had available lines of credit amounting to $29.5 million with six correspondent banks to purchase federal funds. Disbursements on the lines of credit are subject to the approval of the correspondent banks. We measure and monitor our liquidity daily and believe our liquidity sources are adequate to meet our operating needs.

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

	Three Months Ended June 30,
	2024			2023
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans	$753,726	$12,948	6.87%	$515,342	$7,252	5.63%
Securities	23,491	165	2.81%	25,656	172	2.68%
Other (1)	146,605	2,075	5.66%	58,552	755	5.16%

Total interest-earning assets/interest income	923,822	15,188	6.58%	599,550	8,179	5.46%

Cash and due from banks	12,871			12,929
Premises and equipment	1,729			1,154
Other	7,091			5,330

Total assets	$945,513			$618,963

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$325,734	2,550	3.13%	$129,890	395	1.22%
Time deposits	258,325	3,369	5.22%	229,376	2,161	3.77%
Borrowings (2)	50,476	527	4.18%	10,330	31	1.20%

Total interest-bearing liabilities/interest expense	634,535	6,446	4.06%	369,596	2,587	2.80%

Noninterest-bearing demand deposits	220,942			179,050
Other liabilities	6,041			5,105
Stockholders’ equity	83,995			65,212

Total liabilities and stockholders’ equity	$945,513			$618,963

Net interest income		$8,742			$5,592

Interest rate spread (3)			2.52%			2.66%

Net interest margin (4)			3.79%			3.73%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.46			1.62

(continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

(1)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances and other borrowings.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.
(5)	Annualized.

	Six Months Ended June 30,
	2024			2023
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans	$730,202	$24,784	6.79%	$504,000	$13,841	5.49%
Securities	23,828	336	2.82%	25,766	350	2.72%
Other (1)	126,500	3,534	5.59%	59,801	1,504	5.03%

Total interest-earning assets/interest income	880,530	28,654	6.51%	589,567	15,695	5.32%

Cash and due from banks	14,018			14,939
Premises and equipment	1,602			1,072
Other	6,272			5,753

Total assets	$902,422			$611,331

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$322,360	4,906	3.04%	$125,834	666	1.06%
Time deposits	229,791	6,091	5.30%	233,957	4,322	3.69%
Borrowings (2)	54,508	1,164	4.27%	10,248	56	1.09%

Total interest-bearing liabilities/interest expense	606,659	12,161	4.01%	370,039	5,044	2.73%

Noninterest-bearing demand deposits	211,878			172,065
Other liabilities	5,732			4,808
Stockholders’ equity	78,153			64,419

Total liabilities and stockholders’ equity	$902,422			$611,331

Net interest income		$16,493			$10,651

Interest rate spread (3)			2.50%			2.59%

Net interest margin (4)			3.75%			3.61%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.45			1.59

(continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

(1)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances and other borrowings.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.
(5)	Annualized.

Comparison of the Three-Month Periods Ended June 30, 2024, and 2023

	Three Months Ended		Increase /
	June 30,		(Decrease)
(dollars in thousands, except per share amounts)	2024	2023	Amount	Percentage
Total interest income	$15,188	$8,179	$7,009	86%
Total interest expense	6,446	2,587	3,859	149%
Net interest income	8,742	5,592	3,150	56%
Credit loss expense	195	704	(509)	-72%
Net interest income after credit loss expense	8,547	4,888	3,659	75%
Total noninterest income	1,201	772	429	56%
Total noninterest expenses	5,084	3,902	1,182	30%
Net earnings before income taxes	4,664	1,758	2,906	165%
Income taxes	1,168	446	722	162%
Net earnings	$3,496	$1,312	2,184	166%
Net earnings per share - Basic and diluted	$0.36	$0.18
Net earnings per share - Diluted	0.34	0.18

Net earnings. Net earnings for the three months ended June 30, 2024, were $3.5 million or $.36 per basic share and $.34 per diluted share compared to net earnings of $1.3 million or $.18 per basic and diluted share for the three months ended June 30, 2023. The increase in net earnings during the three months ended June 30, 2024 compared to three months ended June 30, 2023 is primarily attributed to an increase in net interest income and non-interest income, partially offset by the increase in interest expense and non-interest expense.

Interest income. Interest income increased $7 million to $15 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 due primarily to growth in the loan portfolio and increases in yields on interest earning assets.

Interest expense. Interest expense increased $4 million to $6 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to interest bearing deposit rates and changes in the composition and volume of deposits.

Credit loss expense. Expected credit loss expense was $195,000 for the three months ended June 30, 2024, compared to $704,000 for the three months ended June 30, 2023. The expected credit loss expense is charged to earnings as losses are expected to have occurred in order to bring the total allowance for credit losses to a level deemed appropriate by management to absorb losses expected. Management’s periodic evaluation of the adequacy of the allowance for credit losses is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for credit losses totaled $8.2 million or 1.08% of loans outstanding at June 30, 2024, compared to $7.7 million or 1.13% of loans outstanding at December 31, 2023. The increase in the credit loss expense during the second quarter of 2024 was primarily due to loan volume growth and the evaluation of the other factors noted above. During the three-months ended June 30, 2024, the net charge offs amounting to $336,000 arose mostly due to consumer lending for the three-month ended June 30, 2024.

(continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Noninterest income. Total noninterest income increased $429,000 to $1.2 million for the three months ended June 30, 2024, from $772,000 for the three months ended June 30, 2023, due to increased wire transfer and ACH fees during second quarter of 2024.

Noninterest expenses. Total noninterest expenses increased $1.2 million to $5 million for the three months ended June 30, 2024, compared to $3.9 million for the three months ended June 30, 2023, primarily due to employee compensation and benefits, data processing, and other operating costs.

Comparison of the Six-Month Periods Ended June 30, 2024, and 2023

	Six Months Ended		Increase /
	June 30,		(Decrease)
(dollars in thousands, except per share amounts)	2024	2023	Amount	Percentage
Total interest income	$28,654	$15,695	$12,959	83%
Total interest expense	12,161	5,044	7,117	141%
Net interest income	16,493	10,651	5,842	55%
Credit loss expense	1,253	1,524	(271)	-18%
Net interest income after credit loss expense	15,240	9,127	6,113	67%
Total noninterest income	2,440	1,501	939	63%
Total noninterest expenses	9,792	7,324	2,468	34%
Net earnings before income taxes	7,888	3,304	4,584	139%
Income taxes	2,015	839	1,176	140%
Net earnings	$5,873	$2,465	3,408	138%
Net earnings per share - Basic	$0.68	$0.34
Net earnings per share - Diluted	0.66	0.34

Net earnings. Net earnings for the six months ended June 30, 2024, were $5.9 million or $.68 per basic share and $.66 per diluted share compared to net earnings of $2.5 million or $.34 per basic and diluted share for the six months ended June 30, 2023. The increase in net earnings during the six months ended June 30, 2024 compared to six months ended June 30, 2023 is primarily attributed to an increase in net interest income and non-interest income, partially offset by the increase in interest expense and non-interest expense.

Interest income. Interest income increased $13 million to $29 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 due primarily to growth in the loan portfolio and increases in yields on interest earning assets.

Interest expense. Interest expense increased $7 million to $12 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to an increase in deposit rates and changes in the composition of deposits and increase in the average balances.

Credit loss expense. Expected credit loss expense decreased $271,000 to $1.3 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, respectively. The expected credit loss expense is charged to earnings as losses are expected to have occurred in order to bring the total allowance for credit losses to a level deemed appropriate by management to absorb losses expected. Management’s periodic evaluation of the adequacy of the allowance for credit losses is based upon historical experience, the volume and type of lending conducted by the Company, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for credit losses totaled $8.2 million or 1.08% of loans outstanding at June 30, 2024, compared to $7.7 million or 1.13% of loans outstanding at December 31, 2023. The increase in the credit loss expense during the second quarter of 2024 was primarily due to loan volume growth and the evaluation of the other factors noted above. During the six-months ended June 30, 2024, the net charge off amounting to $869,000 resulted from consumer lending.

(continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Noninterest income. Total noninterest income increased to $2.4 million for the six months ended June 30, 2024, from $1.5 million for the six months ended June 30, 2023, due to increased wire transfer and ACH fees during second quarter of 2024.

Noninterest expenses. Total noninterest expenses increased to $9.8 million for the six months ended June 30, 2024, compared to $7.3 million for the six months ended June 30, 2023, primarily due to employee compensation and benefits, and data processing.

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

There have been no significant changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2024, the Company sold no unregistered shares of its equity securities.

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

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date: August 5, 2024	By:	/s/ Timothy Terry
Timothy Terry
Principal Executive Officer

	By:	/s/ Joel Klein
Joel Klein
Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 11, 2004)

3.2	Article of Amendment to Articles of Incorporation, dated March 8, 2024 (incorporated by reference from Current Report on Form 8-K filed with the SEC on March 28, 2024)

3.3	Articles of Amendment to the Articles of Incorporation dated January 7, 2009 (incorporated by reference from Annual Report on Form 10-K filed with the SEC on March 8, 2024)

3.4	Articles of Amendment to the Articles of Incorporation dated April 13, 2016 (incorporated by reference from Annual Report on Form 10-K filed with the SEC on March 8, 2024)

3.5	Articles of Amendment to the Articles of Incorporation dated December 28, 2022 (incorporated by reference from Annual Report on Form 10-K filed with the SEC on March 8, 2024)

3.6	Articles of Amendment to the Articles of Incorporation dated October 30, 2023 (incorporated by reference from Annual Report on Form 10-K filed with the SEC on March 8, 2024)

4.1	Bylaws (incorporated by reference from Current Report on Form 8-K filed with the SEC on May 11, 2004)

4.2	Description of Securities (incorporated by reference from Annual Report on Form 10-K filed with the SEC on March 8, 2024)

4.3	Form of stock certificate (incorporated by reference from Quarterly Report on Form 10-QSB filed with the SEC on August 12, 2004)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Principal Executive Officer

32.2	Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

