Form 10-Q
period 2024-09-30
OptimumBank Holdings, Inc.
filed 2024-11-08
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,090,038 shares of common stock, $.01 par value, issued and outstanding as of November 8, 2024.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

i

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2024	2023
	(Unaudited)	(audited)
Assets:
Cash and due from banks	$15,357	$14,009
Interest-bearing deposits with banks	116,242	62,654
Total cash and cash equivalents	131,599	76,663
Debt securities available for sale	24,495	24,355
Debt securities held-to-maturity (fair value of $275 and $326)	300	360
Loans, net of allowance for credit losses of $8,337 and $7,683	768,914	671,094
Federal Home Loan Bank stock	2,454	3,354
Premises and equipment, net	1,938	1,375
Right-of-use lease assets	1,950	2,161
Accrued interest receivable	3,147	2,474
Deferred tax asset	2,788	2,903
Other assets	7,607	6,515

Total assets	$945,192	$791,254
Liabilities and Stockholders’ Equity:

Liabilities:
Noninterest-bearing demand deposits	$202,373	$194,892
Savings, NOW and money-market deposits	318,402	322,932
Time deposits	285,731	121,757

Total deposits	806,506	639,581

Federal Home Loan Bank advances	40,000	62,000
Federal Reserve Bank advances	—	13,600
Operating lease liabilities	2,056	2,248
Other liabilities	3,935	3,818

Total liabilities	852,497	721,247

Commitments and contingencies (Notes 8 and 11)
Stockholders’ equity:
Preferred stock, no par value 6,000,000 shares authorized:	—	—
Series A Preferred, no par value, no shares issued and outstanding	—	—
Series B Convertible Preferred, no par value, 1,520 shares authorized, 1,360 shares issued and outstanding	—	—
Series C Convertible Preferred, no par value, 4,000,000 shares authorized, 525,641 and 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 30,000,000 shares authorized, 10,006,960 and 7,250,218 shares issued and outstanding	99	72
Additional paid-in capital	103,878	91,221
Accumulated deficit	(6,796)	(15,971)
Accumulated other comprehensive loss	(4,486)	(5,315)

Total stockholders’ equity	92,695	70,007
Total liabilities and stockholders’ equity	$945,192	$791,254

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest income:
Loans	$13,588	$7,996	$38,372	$21,837
Debt securities	163	167	498	517
Other	1,583	739	5,116	2,243

Total interest income	15,334	8,902	43,986	24,597

Interest expense:
Deposits	5,962	2,841	16,959	7,829
Borrowings	410	147	1,574	203

Total interest expense	6,372	2,988	18,533	8,032

Net interest income	8,962	5,914	25,453	16,565

Credit loss expense	357	1,446	1,610	2,970

Net interest income after credit loss expense	8,605	4,468	23,843	13,595

Noninterest income:
Service charges and fees	990	881	2,822	2,359
Other	125	30	733	53

Total noninterest income	1,115	911	3,555	2,412

Noninterest expenses:
Salaries and employee benefits	3,078	2,141	8,958	6,148
Professional fees	266	161	699	529
Occupancy and equipment	234	204	642	581
Data processing	574	455	1,702	1,206
Regulatory assessment	241	89	593	522
Litigation Settlement	—	—	—	375
Other	892	601	2,484	1,614

Total noninterest expenses	5,285	3,651	15,078	10,975

Net earnings before income taxes	4,435	1,728	12,320	5,032

Income taxes	1,133	459	3,147	1,298

Net earnings	$3,302	$1,269	$9,173	$3,734

Net earnings per share - Basic	$0.34	$0.18	$1.02	$0.52
Net earnings per share - Diluted	0.32	0.18	0.98	0.52

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Net earnings	$3,302	$1,269	$9,173	$3,734

Other comprehensive income (loss):
Change in unrealized loss on debt securities:
Unrealized gain (loss) arising during the period	1,296	(1,271)	1,094	(937)

Amortization of unrealized loss on debt securities transferred to held-to-maturity	—	2	1	4

Other comprehensive income (loss) before income taxes	1,296	(1,269)	1,095	(933)

Deferred income tax (provision) benefit	(331)	321	(266)	236

Total other comprehensive income (loss)	965	(948)	829	(697)

Comprehensive income	$4,267	$321	$10,002	$3,037

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2024 and 2023

(Dollars in thousands)

	Preferred Stock
	Series A		Series B		Series C		Common Stock		Additional Paid-In	Accumulated	Accumulated Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2022 (audited)	—	$—	1,360	$—	—	$—	7,058,897	$71	$90,408	$(22,073)	$(5,826)	$62,580

Additional allowance recognized due to adoption of Topic 326	—	—	—	—	—	—	—	—	—	(181)	—	(181)

Proceeds from the sale of common stock (unaudited)	—	—	—	—	—	—	72,221	—	324	—	—	324

Stock-based Compensation (unaudited)	—	—	—	—	—	—	119,101	1	489	—	—	490

Net change in unrealized loss on debt securities available for sale (unaudited)	—	—	—	—	—	—	—	—	—	—	538	538

Amortization of unrealized loss on debt securities transferred to held-to-maturity (unaudited)	—	—	—	—	—	—	—	—	—	—	1	1

Net earnings (unaudited)	—	—	—	—	—	—	—	—	—	1,153	—	1,153

Balance at March 31, 2023 (unaudited)	—	$—	1,360	$—	—	$—	7,250,219	$72	$91,221	$(21,101)	$(5,287)	$64,905

Net change in unrealized loss on debt securities available for sale (unaudited)	—	—	—	—	—	—	—	—	—	—	(289)	(289)

Amortization of unrealized loss on debt securities transferred to held-to-maturity (unaudited)	—	—	—	—	—	—	—	—	—	—	1	1

Net earnings (unaudited)	—	—	—	—	—	—	—	—	—	1,312	—	1,312

Balance at June 30, 2023 (unaudited)	—	$—	1,360	$—	—	$—	7,250,219	$72	$91,221	$(19,789)	$(5,575)	$65,929

Net change in unrealized loss on debt securities available for sale (unaudited)	—	—	—	—	—		—	—	—	—	(950)	(950)

Amortization of unrealized loss on debt securities transferred to held-to-maturity (unaudited)	—	—	—	—	—		—	—	—	—	2	2

Net earnings (unaudited)	—	—	—	—	—		—	—	—	1,269	—	1,269

Balance at September 30, 2023 (unaudited)	—	$—	1,360	$—	—		$7,250,219	$72	$91,221	$(18,520)	$(6,523)	$66,250

	Preferred Stock
	Series A		Series B		Series C			Common Stock		Additional Paid-In	Accumulated	Accumulated Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2023 (audited)	—	$—	1,360	$—	—	$		7,250,219	$72	$91,221	$(15,971)	$(5,315)	$70,007

Proceeds from sale of preferred stock (net of offering costs of $118) (unaudited)	—	—	—	—	525,641		—	—	—	1,932	—	—	1,932

Proceeds from sale of common stock (net of offering costs of $339) (unaudited)	—	—	—	—	—		—	2,311,552	23	8,780	—	—	8,803

Stock-based Compensation (unaudited)	—	—	—	—	—		—	73,050	1	306	—	—	307

Net change in unrealized loss on debt securities available for sale (unaudited)	—	—	—	—	—		—	—	—	—	—	(382)	(382)

Net earnings (unaudited)	—	—	—	—	—		—	—	—	—	2,377	—	2,377

Balance at March 31, 2024 (unaudited)	—	$—	1,360	$—	525,641		$—	9,634,821	$96	$102,239	$(13,594)	$(5,697)	$83,044

Stock-based Compensation (unaudited)	—	—	—	—	—		—	42,610	—	185	—	—	185

Net change in unrealized loss on debt securities available for sale (unaudited)	—	—	—	—	—		—	—	—	—	—	245	245

Amortization of unrealized loss on debt securities transferred to held-to-maturity (unaudited)	—	—	—	—	—		—	—	—	—	—	1	1

Net earnings (unaudited)	—	—	—	—	—		—	—	—	—	3,496	—	3,496

Balance at June 30, 2024 (unaudited)	—	$—	1,360	$—	525,641		$—	9,677,431	$96	$102,424	$(10,098)	$(5,451)	$86,971

Proceeds from sale of common stock (net of offering costs of $79) (unaudited)	—	—	—	—	—		—	329,529	3	1,454	—	—	1,457

Net change in unrealized loss on debt securities available for sale (unaudited)	—	—	—	—	—		—	—	—	—	—	965	965

Net earnings (unaudited)	—	—	—	—	—		—	—	—	—	3,302	—	3,302

Balance at September 30, 2024 (unaudited)	—	$—	1,360	$—	525,641		$—	10,006,960	$99	$103,878	$(6,796)	$(4,486)	$92,695

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net earnings	$9,173	$3,734
Adjustments to reconcile net earnings to net cash provided by operating activities:
Credit loss expense	1,610	2,970
Depreciation and amortization	207	172
Deferred income taxes	(151)	857
Net accretion of fees, premiums and discounts	(247)	6
Stock-based compensation expense	492	490
Increase in accrued interest receivable	(673)	(338)
Amortization of right of use asset	211	203
Net decrease in operating lease liabilities	(192)	(177)
Increase in other assets	(1,092)	(1,148)
Increase (Decrease) in other liabilities	310	(226)
Net cash provided by operating activities	$9,648	6,543

Cash flows from investing activities:
Principal repayments of debt securities available for sale	859	976
Principal repayments of debt securities held-to-maturity	61	151
Net increase in loans	(99,279)	(99,134)
Purchases of premises and equipment	(770)	(489)
Redemption (Purchase) of FHLB stock	900	(284)
Net cash used in investing activities	(98,229)	(98,780)

Cash flows from financing activities:
Net increase in deposits	166,925	110,475
Net (decrease) in FHLB Advances	(22,000)	—
Net (decrease) increase in FRB Advances	(13,600)	13,600
Proceeds from sale of preferred stock (net of offering costs of $118)	1,932	—
Proceeds from sale of common stock ( net of offering costs of $418)	10,260	324

Net cash provided by financing activities	143,517	124,399

Net increase in cash and cash equivalents	54,936	32,162

Cash and cash equivalents at beginning of the period	76,663	71,836

Cash and cash equivalents at end of the period	$131,599	$103,998

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$18,537	$7,888

Income taxes	$3,147	$457

Noncash transactions:
Change in accumulated other comprehensive loss, net change in unrealized loss on debt securities available for sale, net of income taxes	$828	$(697)

Amortization of unrealized loss on debt securities transferred to held-to-maturity	$1	$4
Reduction stockholders’ equity due to adoption of Topic 326, net	—	(181)
Right-of use lease assets obtained in exchange for operating lease liabilities	$—	$315

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

Basis of Presentation. In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2024, the results of operations for the three and nine month periods ended September 30, 2024 and 2023, and the cash flow for the nine months ended September 30, 2024 and 2023 All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the full year.

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

Accumulated other comprehensive loss consists of the following (in thousands):

	September 30,	December 31,
	2024	2023

Unrealized loss on debt securities available for sale	$(6,012)	$(7,106)
Unamortized portion of unrealized loss related to debt securities available for sale transferred to securities held-to-maturity	(12)	(13)
Income tax benefit	1,538	1,804

Accumulated other comprehensive loss	$(4,486)	$(5,315)

(2) Debt Securities. Debt securities have been classified according to management’s intent. The amortized cost of debt securities and fair values are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

At September 30, 2024:
Available for sale:
SBA Pool Securities	$611	$—	$(13)	$598
Collateralized mortgage obligations	129	—	(12)	117
Taxable municipal securities	16,663	—	(3,878)	12,785
Mortgage-backed securities	13,104	—	(2,109)	10,995
Total	$30,507	$—	$(6,012)	$24,495

Held-to-maturity:
Collateralized mortgage obligations	$300	$—	(25)	$275
Total	$300	$—	(25)	$275

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

There were no sales of debt securities during the three and nine months ended September 30, 2024 and 2023.

Debt securities available for sale with gross unrealized losses, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position, is as follows (in thousands):

	Over Twelve Months		Less Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
At September 30, 2024:
Available for Sale:
SBA Pool Securities	(13)	598	—	—
Collateralized mortgage obligation	(12)	117	—	—
Taxable municipal securities	(3,878)	12,785	—	—
Mortgage-backed securities	(2,109)	10,995	—	—
Total	$(6,012)	$24,495	$—	$—

At December 31, 2023:
Available for Sale :
SBA Pool Securities	(16)	690	—	—
Collateralized mortgage obligation	—	—	(15)	123
Taxable municipal securities	(4,480)	12,210	—	—
Mortgage-backed securities	(2,595)	11,332	—	—
Total	$(7,091)	$24,232	$(15)	$123

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2) Debt Securities, Continued.

At September 30, 2024 and December 31, 2023, the unrealized losses on forty investment debt securities in each period were attributable to changes in interest rates.

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

The Company performed an analysis that determined that the mortgage-backed securities, collateralized mortgage obligations, and U.S. government securities, and SBA pool securities have a zero expected credit loss as they have the full faith and credit backing of the U.S. government or one of its agencies. Municipal bonds that do not have a zero expected credit loss are evaluated at least quarterly to determine whether there is a credit loss associated with a decline in fair value. At September 30, 2024 and December 31, 2023 all municipal securities were rated as investment grade. All debt securities in an unrealized loss position as of September 30, 2024 continue to perform as scheduled and the Company does not believe that there is a credit loss or that credit loss expense is necessary. Also, as part of our evaluation of our intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. The Company does not currently intend to sell the investments within the portfolio, and it is not more-likely-than-not that a sale will be required.

Management continues to monitor all of our investments with a high degree of scrutiny. There can be no assurance that in a future period, conditions may exist at that time indicating that some or all of the Company’s securities may be sold that would require a charge to earnings as credit loss expense in such period.

(3) Loans. The segments of loans are as follows (in thousands):

	September 30,	December 31,
	2024	2023

Residential real estate	$75,877	$71,400
Multi-family real estate	62,280	67,498
Commercial real estate	479,038	422,680
Land and construction	72,729	32,600
Commercial	39,957	41,870
Consumer	48,177	44,023

Total loans	778,058	680,071

Deduct:
Net deferred loan fees, and costs	(807)	(1,294)
Allowance for credit losses	(8,337)	(7,683)

Loans, net	$768,914	$671,094

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued.

An analysis of the change in the allowance for credit losses follows (in thousands):

	Residential	Multi-Family	Commercial	Land and
	Real Estate	Real Estate	Real Estate	Construction	Commercial	Consumer	Total
Three Months Ended September 30, 2024:
Beginning balance	$970	712	4,303	1,677	134	412	8,208
Credit loss (expense) income	265	114	(803)	605	47	181	409
Charge-offs	—	—	—	—	—	(366)	(366)
Recoveries	—	—	—	—	—	86	86
Ending balance (September 30, 2024)	$1,235	$826	$3,500	$2,282	$181	$313	$8,337

Three Months Ended September 30, 2023:
Beginning balance	$883	1,037	2,802	680	135	1,108	6,645
Credit loss (expense) income	(113)	184	620	194	102	337	1,324
Charge-offs	—	—	—	—	(10)	(872)	(882)
Recoveries	—	—	—	—	—	113	113
Ending balance (September 30, 2023)	$770	$1,221	$3,422	$874	$227	$686	$7,200

During the three months period ended September 30, 2024, the Company recognized $52,000 of credit loss income related to unfunded loan commitments.

During the three months ended September 30, 2023, the Company recognized credit loss expense of $122,000 related to unfunded loan commitments.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued.

	Residential	Multi-Family	Commercial	Land and
	Real Estate	Real Estate	Real Estate	Construction	Commercial	Consumer	Total
Nine Months Ended September 30, 2024:
Balance Dec 31, 2023	$1,020	1,041	3,793	1,019	281	529	7,683
Credit loss (expense) income	215	(215)	(293)	1,263	(83)	916	1,803
Charge-offs	—	—	—	—	(17)	(1,424)	(1,441)
Recoveries	—	—	—	—	—	292	292
Ending balance (September 30, 2024)	$1,235	$826	$3,500	$2,282	$181	$313	$8,337

Nine Months Ended September 30, 2023:
Beginning balance Dec 31, 2022	$768	748	3,262	173	277	565	5,793
Additional allowance recognized due to adoption of Topic 326	33	327	(367)	278	(262)	209	218
Balance January 1, 2023	$801	$1,075	$2,895	$451	$15	$774	$6,011
Credit loss (expense) income	$(31)	146	527	423	177	1,393	2,635
Charge-offs	—	—	—	—	(52)	(1,676)	(1,728)
Recoveries	—	—	—	—	87	195	282
Ending balance (September 30, 2023)	$770	$1,221	$3,422	$874	$227	$686	$7,200

During the nine months ended September 30, 2024, the Company recognized $193,000 of credit loss income related to unfunded loan commitments.

During the nine months ended September 30, 2023, the Company recognized credit loss expense of $335,000 related to unfunded loan commitments.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued. Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Past	Total Past Due	Current	Nonaccrual Loans	Total Loans

At September 30, 2024:
Residential real estate	$—	$—	$—	$—	$75,877	$—	$75,877
Multi-family real estate	—	—	—	—	62,280	—	62,280
Commercial real estate	—	—	—	—	477,620	1,418	479,038
Land and construction	—	—	—	—	72,729	—	72,729
Commercial	—	—	—	—	39,798	159	39,957
Consumer	201	66	—	267	47,305	605	48,177

Total	$201	$66	$—	$267	$775,609	$2,182	778,058

At December 31, 2023:
Residential real estate	$—	$—	$—	$—	$71,400	$—	$71,400
Multi-family real estate	—	—	—	—	67,498	—	67,498
Commercial real estate	—	—	—	—	422,680	—	422,680
Land and construction	—	—	—	—	32,600	—	32,600
Commercial	—	—	—	—	41,870	—	41,870
Consumer	230	208	—	438	42,560	1,025	44,023

Total	$230	$208	$—	$438	$678,608	$1,025	$680,071

The Company has not made any modifications of loans to borrowers experiencing financial difficulties during the three and nine months ended September 30, 2024 and 2023.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued.

Term Loans

Amortized Cost Basis by Origination Year

Land and Construction	September 30, 2024	2023	2022	2021	2020	Prior	Revolving Loans (Amortized Cost Basis)	Revolving Loans Converted to Term Loans (Amortized Cost Basis)	Total
Pass	$1,940	49,593	14,540	2,454	1,456	2,746	—	—	72,729
OLEM (Other Loans Especially Mentioned)	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Subtotal loans	$1,940	$49,593	$14,540	$2,454	$1,456	$2,746	$—	$—	$72,729
Current period Gross write—offs	$—	—	—	—	—	—	—	—	—
Residential real estate
Pass	$7,500	21,323	23,364	9,035	4,418	7,705	—	—	73,345
OLEM (Other Loans Especially Mentioned)	—	—	—	—	—	—	—	—	—
Substandard	—	—	1,892	—	—	640	—	—	2,532
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Subtotal loans	$7,500	$21,323	$25,256	$9,035	$4,418	$8,345	$—	$—	$75,877
Current period Gross write—offs	$—	—	—	—	—	—	—	—	—
Multi—family real estate
Pass	$—	588	27,938	24,643	5,934	3,177	—	—	62,280
OLEM (Other Loans Especially Mentioned)	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Subtotal loans	$—	$588	$27,938	$24,643	$5,934	$3,177	$—	$—	$62,280
Current period Gross write—offs	$—	—	—	—	—	—	—	—	—
Commercial real estate (CRE)
Pass	$78,965	124,673	189,639	49,515	14,512	19,134	—	—	476,438
OLEM (Other Loans Especially Mentioned)	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,600	—	—	2,600
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Subtotal loans	$78,965	$124,673	$189,639	$49,515	$14,512	$21,734	$—	$—	$479,038
Current period Gross write—offs	$—	—	—	—	—	—	—	—	—
Commercial
Pass	$13,244	22,892	1,958	1,086	597	21	—	—	39,798
OLEM (Other Loans Especially Mentioned)	—	—	—	—	—	—	—	—	—
Substandard	—	159	—	—	—	—	—	—	159
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Subtotal loans	$13,244	$23,051	$1,958	$1,086	$597	$21	$—	$—	$39,957
Current period Gross write—offs	$—	—	—	—	—	(17)	—	—	(17)
Consumer
Pass	$548	5,579	3,583	1,693	57	8	36,104	—	47,572
OLEM (Other Loans Especially Mentioned)	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	605	—	605
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Subtotal loans	$548	$5,579	$3,583	$1,693	$57	$8	$36,709	$—	$48,177
Current period Gross write—offs	$—	(566)	(650)	(204)	—	(4)	—	—	(1,424)

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued.

	Term Loans							Revolving Loans Converted
	Amortized Cost Basis by Origination Year						Revolving	to Term
Land and construction	2023	2022	2021	2020	2019	Prior	Loans (Amortized Cost Basis)	Loans (Amortized Cost Basis)	Total
Pass	$11,869	$14,933	$2,689	$1,488	$1,621	$—	$—	$—	$32,600
OLEM (Other Loans Especially Mentioned)	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Subtotal loans	$11,869	$14,933	$2,689	$1,488	$1,621	$—	$—	$—	$32,600
Current period Gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate
Pass	$21,343	$25,898	$9,747	$4,777	$4,044	$4,844	$747	$—	$71,400
OLEM (Other Loans Especially Mentioned)	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Subtotal loans	$21,343	$25,898	$9,747	$4,777	$4,044	$4,844	$747	$—	$71,400
Current period Gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family real estate
Pass	$1,369	$29,561	$27,224	$6,086	$2,064	$1,194	$—	$—	$67,498
OLEM (Other Loans Especially Mentioned)	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Subtotal loans	$1,369	$29,561	$27,224	$6,086	$2,064	$1,194	$—	$—	$67,498
Current period Gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate
Pass	$123,081	$204,425	$52,536	$15,297	$12,593	$13,539	$—	$—	$421,471
OLEM (Other Loans Especially Mentioned)	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	1,209	—	—	—	1,209
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Subtotal loans	$123,081	$204,425	$52,536	$15,297	$13,802	$13,539	$—	$—	$422,680
Current period Gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial business loans
Pass	$37,854	$1,935	$1,403	$634	$44	$—	$—	$—	$41,870
OLEM (Other Loans Especially Mentioned)	—	—	—	—	—			—	—
Substandard	—	—	—	—	—			—	—
Doubtful	—	—	—	—	—			—	—
Loss	—	—	—	—	—			—	—
Subtotal loans	$37,854	$1,935	$1,403	$634	$44	$—	$—	$—	$41,870
Current period Gross write-offs	$(45)	$—	$—	$—	$—	$(26)	$—	$—	$(71)
Consumer
Pass	$8,657	$7,033	$3,627	$147	$111	$—	$23,423	$—	$42,998
OLEM (Other Loans Especially Mentioned)	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	1,025	—	1,025
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Subtotal loans	$8,657	$7,033	$3,627	$147	$111	$—	$24,448	$—	$44,023
Current period Gross write-offs	$(423)	$(1,065)	$(880)	$(3)	$—	$—	$—	$—	$(2,371)

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

(4) Earnings Per Share. Basic earnings per share have been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods. During the three and nine months periods ended September 30, 2024 and 2023, Series C convertible Preferred, each share of Series C Convertible Preferred can be converted into one share of common stock at any time at the option of the holder. The conversion feature is considered to be diluted earnings per share (EPS) in accordance with ASC 260. The dilutive effect is calculated using the if-converted method.

	Three Months Ended						Nine Months Ended
	September 30,						September 30,
	2024			2023			2024			2023
(dollars in thousands, except per share amounts)	Earnings	Weighted Average Shares	Amount	Earnings	Weighted Average Shares	Amount	Earnings	Weighted Average Shares	Amount	Earnings	Weighted Average Shares	Amount

Basic EPS:
Net earnings	$3,302	9,763,319	$0.34	$1,269	7,250,218	0.18	$9,173	9,009,138	1.02	$3,734	7,234,793	$0.52
Effect of conversion of series C preferred shares		525,641			—			356,822			—
Diluted EPS:
Net earnings	$3,302	10,288,960	$0.32	$1,269	7,250,218	0.18	$9,173	9,365,960	0.98	$3,734	7,234,793	$0.52

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(5) Stock-Based Compensation

The Company is authorized to grant stock options, stock grants and other forms of equity-based compensation under its 2018 Equity Incentive Plan (the “2018 Plan”). The plan has been approved by the shareholders. The Company is currently authorized to issue up to 1,050,000 shares of common stock under the 2018 Plan, due to an amendment to increase the number of authorized shares from 500,000 to 1,050,000 that was approved by shareholders in June 2023. At September 30, 2024, there were 423,659 shares remain available for grant.

During the nine-month period ended September 30, 2024, the Company issued 73,050 shares to employees for services performed and recorded compensation expense of $307,000.

During the nine-month period ended September 30, 2024, the Company issued 42,610 shares to a director for services performed and recorded compensation expense of $185,000.

During the nine-month period ended September 30, 2023, the Company issued 52,622 shares to employees for services performed and recorded compensation expense of $216,000.

During the nine-month period ended September 30, 2023, the Company issued 66,479 shares to a director for services performed and recorded compensation expense of $274,000.

(6) Fair Value Measurements.

Debt securities available for sale measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements Using
		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
At September 30, 2024:
SBA Pool Securities	$598	$—	$598	—
Collateralized mortgage obligations	117	—	117	—
Taxable municipal securities	12,785	—	12,785	—
Mortgage-backed securities	10,995	—	10,995	—
Total	$24,495	—	$24,495	—

At December 31, 2023:
SBA Pool Securities	$690	$—	$690	—
Collateralized mortgage obligations	123	—	123	—
Taxable municipal securities	12,210	—	12,210	—
Mortgage-backed securities	11,332	—	11,332	—
Total	$24,355	—	$24,355	—

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(7) Fair Value of Financial Instruments. The estimated fair values and fair value measurement method with respect to the Company’s financial instruments were as follows (in thousands):

	At September 30, 2024			At December 31, 2023
	Carrying Amount	Fair Value	Level	Carrying Amount	Fair Value	Level

Financial assets:
Cash and cash equivalents	$131,599	$131,599	1	$76,663	$76,663	1
Debt securities available for sale	24,495	24,495	2	24,355	24,355	2
Debt securities held-to-maturity	300	275	2	360	326	2
Loans	768,914	753,026	3	671,094	652,965	3
Federal Home Loan Bank stock	2,454	2,454	3	3,354	3,354	3
Accrued interest receivable	3,147	3,147	3	2,474	2,474	3

Financial liabilities:
Deposit liabilities	806,506	806,919	3	639,581	645,426	3
Federal Home Loan Bank advances	40,000	39,755	3	62,000	61,565	3
Federal Reserve Bank advances	—	—	3	13,600	13,592	3

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

Commitments to extend credit, unused lines of credit, and standby letters of credit typically result in loans with a market interest rate when funded. A summary of the contractual amounts of the Company’s financial instruments with off-balance-sheet risk at September 30, 2024 follows (in thousands):

Commitments to extend credit	$32,675

Unused lines of credit	$40,270

Standby letters of credit	$3,403

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

As of September 30, 2024 and December 31, 2023, the Bank meets all capital adequacy requirements to which it is subject. The Bank’s actual capital amounts and percentages are presented in the table ($ in thousands):

	Actual		To Be Well Capitalized Under Prompt Corrective Action Regulations (CBLR Framework)
	Amount	%	Amount	%
As of September 30, 2024:
Tier 1 Capital to Total Assets	96,800	10.38%	83,905	9.00%

As of December 31, 2023:
Tier 1 Capital to Total Assets	74,999	10.00%	67,499	9.00%

(10) Series B and C Preferred Stock and ATM offering program.

Except in the event of liquidation, if the Company declares or pays a dividend or distribution on the common stock, the Company shall simultaneously declare and pay a dividend on the Series B Preferred Stock on a pro rata basis with the common stock determined on an as-converted basis assuming all shares of Series B Preferred Stock had been converted immediately prior to the record date of the applicable dividend. As of September 30, 2024 the Series B Preferred Stock is convertible into 11,113,889 shares of common stock, at the option of the Company, subject to the prior fulfilment of the following conditions: (i) such conversion shall have been approved by the holders of a majority of the outstanding common stock of the Company; and (ii) such conversion must not result in any holder of the Series B Preferred Stock and any persons with whom the holder may be acting in concert, becoming the beneficial owners of more than 9.9% of the outstanding shares of the Company’s common stock, unless the issuance, shall have been approved by all banking regulatory authorities whose approval is required for the acquisition of such shares. The number of shares issuable upon conversion is subject to adjustment based on the terms of the Series B Preferred Stock. The Series B Preferred has preferential liquidation rights over common stockholders. The liquidation price is the greater of $25,000 per share of Series B Preferred or such amount per share of Series B Preferred that would have been payable had all shares of the Series B Preferred been converted into common stock pursuant to the terms of the Series B Preferred Stock’s Certificate of Designation immediately prior to a liquidation. The Series B Preferred generally has no voting rights except as provided in the Certificate of Designation.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(10) Series B and C Preferred Stock and ATM offering program, Continued.

On March 8, 2024, the Company’s board of directors approved the issuance of up to 4,000,000 of Series C Preferred Stock. As of September 30, 2024, each share of the Series C Preferred Stock is convertible into one share of common stock, at the option of the holder, provided that upon such conversion the holder, together with all affiliates of the holder, will not own or control in the aggregate more than 9.9% of the outstanding shares of the Company’s common stock.

During the nine-month period ended September 30, 2024, the company issued 525,641 of Series C Preferred Stock to an unrelated party at cash price of $3.90 per share, or an aggregate of $2,050,000.

At-the Market (ATM) Offering Program, in August 9, 2024, the Company filed a Form S-3 registration statement with Security and Exchange Commission, allowing for the sale of up to an aggregate of $25 million in shares of common stock through an ATM offering program. Under this program, the company sold 329,529 shares during the quarter ended on September 30, 2024, generating net proceeds of $1,457,000. The ATM Program will allow the Company to issue and sell to the public from time to time, at the Company’s discretion, newly issued shares of common stock. The ATM Program is expected to provide the Company with additional financing flexibility and intends to use the net proceeds from the ATM Program to facilitate growth.

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

	Maturity	Interest	September 30,	December 31,
At September 30, 2024:	Year Ending	Rate	2024	2023
FRB	2024	4.89%	$—	$13,600
FHLB	2024	4.96%	30,000	30,000
FHLB	2024	5.57%	—	22,000
FHLB	2025	1.01%	10,000	10,000
			$40,000	$75,600

At September 30, 2024, FHLB Advances are structured as advances with potential calls on a quarterly basis.

FHLB advances are collateralized by a blanket lien requiring the Company to maintain certain first mortgage loans as pledged collateral. At September 30, 2024, the Company had remaining credit availability of $185 million. At September 30, 2024, the Company had loans pledged with a carrying value of $226 million as collateral for FHLB advances.

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

Presently, we intend to continue to limit our growth in loans and other illiquid assets. Therefore, we do not expect a material increase in our loan balances during the coming quarter. However, we expect to continue focus any loan growth on originating multi-family, non-owner occupied, commercial real estate, and skilled nursing receivable facility loans. As to deposits, we are focused on increasing our on-balance sheet liquidity by identifying deposit growth opportunities among our existing customer base and prospects throughout Florida and the United States. With respect to treasury management, our focus will remain on merchant cash advance providers and the related electronic funds transfer line of business. For this revenue source to increase further in a meaningful way, automation will be necessary in order to further improve efficiency. We are currently investing in the necessary technology to achieve this end.

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

During the nine-month period ended September 30, 2024, the Bank commenced offering U.S. Small Business Administration (“SBA”) SBA 7A loans. SBA 7A loans are generally used to establish a new business or assist in the acquisition, operation, or expansion of an existing business. With SBA loan programs, there are set eligibility requirements and underwriting standards outlined by SBA that can change as the government alters its fiscal policy. These loans are generally secured by accounts receivable, inventory, equipment, and real estate. The Bank hired two full-time SBA staff. At September 30, 2024, SBA 7A loans amounted to $4.7 million. The Bank sells the guaranteed portion of the SBA loans.

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

(continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Properties

The Company opened its third branch office in North Miami Beach on July 8, 2024.

Capital Levels

As of September 30, 2024, the Bank is well capitalized under regulatory guidelines.

Refer to Note 9 for the Bank’s actual and required minimum capital ratios.

Financial Condition at September 30, 2024 and December 31, 2023

Overview

The Company’s total assets increased by approximately $154 million to $945 million at September 30, 2024, from $791 million at December 31, 2023, primarily due to increases in loans, and cash and cash equivalents. The growth in assets was attributable to the success of the Company’s efforts to increase loans and deposits from new customers, predominantly in the first quarter. Net loans grew by $98 million to $769 million at September 30, 2024, from $671 million at December 31, 2023. Deposits grew by approximately $167 million to $807 million at September 30, 2024, from $640 million at December 31, 2023. Total stockholders’ equity increased by approximately $23 million to $93 million at September 30, 2024, from $70 million at December 31, 2023, primarily due to net earnings and proceeds from common and preferred stock sales, and changes in unrealized losses on debt securities available for sale.

The following table shows selected information for the periods ended or at the dates indicated:

	Nine Months Ended	Year Ended
	September 30, 2024	December 31, 2023

Average equity as a percentage of average assets	9.0%	10.1%

Equity to total assets at end of period	9.8%	8.8%

Return on average assets (1)	1.3%	1.0%

Return on average equity (1)	14.9%	9.6%

Noninterest expenses to average assets (1)	2.2%	2.3%

(1) Annualized for the nine months ended September 30, 2024.

Liquidity and Sources of Funds

The Company’s sources of funds include customer deposits, advances from the Federal Home Loan Bank of Atlanta (“FHLB”), principal repayments and sales of debt securities, loan repayments.

Our liquidity is derived primarily from our deposit base, scheduled amortization and prepayments of loans and investment securities, funds provided by operations, and capital. Additionally, as a commercial bank, we are expected to maintain an adequate liquidity position. The liquidity position may consist of cash on hand, cash on demand deposit with correspondent banks, federal funds sold, and unpledged marketable securities such as municipal securities, U.S. agency mortgage-backed securities, and asset-backed securities.

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

	Three Months Ended September 30,
	2024			2023
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans	$770,206	$13,588	7.06%	$544,540	$7,996	5.87%
Securities	24,045	163	2.71%	24,732	167	2.70%
Other (1)	110,521	1,583	5.73%	55,140	739	5.36%

Total interest-earning assets/interest income	904,772	15,334	6.78%	624,412	8,902	5.70%

Cash and due from banks	13,500			11,523
Premises and equipment	1,957			1,180
Other	7,025			1,701

Total assets	$927,254			$638,816

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$326,365	2,707	3.32%	$179,776	1,102	2.45%
Time deposits	244,374	3,255	5.33%	168,428	1,739	4.13%
Borrowings (2)	40,120	410	4.09%	18,878	147	3.11%

Total interest-bearing liabilities/interest expense	610,859	6,372	4.17%	367,082	2,988	2.06%

Noninterest-bearing demand deposits	220,564			200,516
Other liabilities	6,217			5,043
Stockholders’ equity	89,614			66,175

Total liabilities and stockholders’ equity	$927,254			$638,816

Net interest income		$8,962			$5,914

Interest rate spread (3)			2.61%			3.64%

Net interest margin (4)			3.96%			3.79%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.48			1.70

(1)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances and Federal Reserve Bank advances.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.
(5)	Annualized.

(continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Nine Months Ended September 30,
	2024			2023
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans	$743,537	$38,372	6.88%	$517,513	$21,837	5.63%
Securities	23,900	498	2.78%	25,421	517	3.81%
Other (1)	121,174	5,116	5.63%	58,247	2,243	2.06%

Total interest-earning assets/interest income	888,611	43,986	6.60%	601,181	24,597	2.90%

Cash and due from banks	13,844			14,141
Premises and equipment	1,720			1,108
Other	6,523			4,367

Total assets	$910,698			$620,797

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$323,694	7,613	3.14%	$143,815	1,768	1.64%
Time deposits	234,652	9,346	5.31%	212,114	6,061	3.81%
Borrowings (2)	49,712	1,574	4.22%	13,124	203	2.06%

Total interest-bearing liabilities/interest expense	608,058	18,533	4.06%	369,053	8,032	2.90%

Noninterest-bearing demand deposits	214,773			181,890
Other liabilities	5,894			4,850
Stockholders’ equity	81,973			65,004

Total liabilities and stockholders’ equity	$910,698			$620,797

Net interest income		$25,453			$16,565

Interest rate spread (3)			2.54%			2.56%

Net interest margin (4)			3.82%			3.67%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.46			1.63

(1)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances and Federal Reserve Bank advances.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.
(5)	Annualized.

(continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of the Three-Month Periods Ended September 30, 2024, and 2023

	Three Months Ended		Increase /
	September 30,		(Decrease)
(dollars in thousands, except per share amounts)	2024	2023	Amount	Percentage
Total interest income	$15,334	$8,902	$6,432	72%
Total interest expense	6,372	2,988	3,384	113%
Net interest income	8,962	5,914	3,048	52%
Credit loss expense	357	1,446	(1,089)	-75%
Net interest income after provision for loan losses	8,605	4,468	4,137	93%
Total noninterest income	1,115	911	204	22%
Total noninterest expenses	5,285	3,651	1,634	45%
Net earnings before income taxes	4,435	1,728	2,707	157%
Income taxes	1,133	459	674	147%
Net earnings	$3,302	$1,269	2,033	160%
Net earnings per share - Basic and diluted	$0.34	$0.18
Net earnings per share - Diluted	0.32	0.18

Net earnings. Net earnings for the three months ended September 30, 2024, were $3.3 million or $.34 per basic share and $.32 per diluted share compared to net earnings of $1.3 million or $.18 per basic and diluted share for the three months ended September 30, 2023. The increase in net earnings during the three months ended September 30, 2024 compared to three months ended September 30, 2023 is primarily attributed to an increase in net interest income and non-interest income, partially offset by the increase in interest expense and non-interest expense.

Interest income. Interest income increased $6.4 million to $15.3 million for the three months ended September 30, 2024 compared to interest income of $8.9 million for the three months ended September 30, 2023 due primarily to growth in the loan portfolio and increases in yields on interest earning assets.

Interest expense. Interest expense increased $3.4 million to $6.4 million for the three months ended September 30, 2024, compared to interest expense of $3.0 million for the three months ended September 30, 2023, primarily due to interest bearing deposit rates and changes in the composition and volume of deposits.

Credit loss expense. Expected credit loss expense was $357,000 for the three months ended September 30, 2024, compared to $1.4 million for the three months ended September 30, 2023. The expected credit loss expense is charged to earnings as losses are expected to have occurred in order to bring the total allowance for credit losses to a level deemed appropriate by management to absorb losses expected. Management’s periodic evaluation of the adequacy of the allowance for credit losses is based upon historical experience, the volume and type of lending conducted by us, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for credit losses totaled $8.3 million or 1.07% of loans outstanding at September 30, 2024, compared to $7.7 million or 1.13% of loans outstanding at December 31, 2023. The decrease in the credit loss expense during the third quarter of 2024 was primarily due to loan volume growth and the evaluation of the other factors noted above. During the three-months ended September 30, 2024, the net charge offs amounting to $280,000 arose mostly due to consumer lending for the three-month ended September 30, 2024.

Noninterest income. Total noninterest income increased $204,000 to $1.1 million for the three months ended September 30, 2024, from $911,000 for the three months ended September 30, 2023, due to increased wire transfer and ACH fees during Third quarter of 2024.

Noninterest expenses. Total noninterest expenses increased $1.6 million to $5.3 million for the three months ended September 30, 2024, compared to $3.7 million for the three months ended September 30, 2023, primarily due to employee compensation and benefits, data processing, and other operating costs.

(continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of the Nine-Month Periods Ended September 30, 2024, and 2023

	Nine Months Ended		Increase /
	September 30,		(Decrease)
(dollars in thousands, except per share amounts)	2024	2023	Amount	Percentage
Total interest income	$43,986	$24,597	$19,389	79%
Total interest expense	18,533	8,032	10,501	131%
Net interest income	25,453	16,565	8,888	54%
Credit loss expense	1,610	2,970	(1,360)	-46%
Net interest income after provision for loan losses	23,843	13,595	10,248	75%
Total noninterest income	3,555	2,412	1,143	47%
Total noninterest expenses	15,078	10,975	4,103	37%
Net earnings before income taxes	12,320	5,032	7,288	145%
Income taxes	3,147	1,298	1,849	142%
Net earnings	$9,173	$3,734	5,439	146%
Net earnings per share - Basic	$1.02	$0.52
Net earnings per share - Diluted	0.98	0.52

Net earnings. Net earnings for the nine months ended September 30, 2024, were $9.2 million or $1.02 per basic share and $.98 per diluted share compared to net earnings of $3.7 million or $.52 per basic and diluted share for the nine months ended September 30, 2023. The increase in net earnings during the nine months ended September 30, 2024 compared to nine months ended September 30, 2023 is primarily attributed to an increase in net interest income and non-interest income, partially offset by the increase in interest expense and non-interest expense.

Interest income. Interest income increased $19.4 million to $44 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due primarily to growth in the loan portfolio and increases in yields on interest earning assets.

Interest expense. Interest expense increased $10.5 million to $18.5 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to an increase in deposit rates and changes in the composition of deposits and increase in the average balances.

Credit loss expense. Expected credit loss expense decreased $1.4 million to $1.6 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, respectively. The expected credit loss expense is charged to earnings as losses are expected to have occurred in order to bring the total allowance for credit losses to a level deemed appropriate by management to absorb losses expected. Management’s periodic evaluation of the adequacy of the allowance for credit losses is based upon historical experience, the volume and type of lending conducted by the Company, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for credit losses totaled $8.3 million or 1.07% of loans outstanding at September 30, 2024, compared to $7.7 million or 1.13% of loans outstanding at December 31, 2023. The decrease in the credit loss expense during the third quarter of 2024 was primarily due to loan volume growth and the evaluation of the other factors noted above. During the nine-months ended September 30, 2024, the net charge off amounting to $1.1 million resulted from consumer lending.

Noninterest income. Total noninterest income increased to $3.6 million for the nine months ended September 30, 2024, from $2.4 million for the nine months ended September 30, 2023, due to increased wire transfer and ACH fees.

Noninterest expenses. Total noninterest expenses increased $4.1 million to $15.1 million for the nine months ended September 30, 2024, compared to $11.0 million for the nine months ended September 30, 2023, primarily due to employee compensation and benefits, and data processing.

(continued)

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

There have been no significant changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2024, the Company sold no unregistered shares of its equity securities.

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

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date: November 8, 2024	By:	/s/ Timothy Terry
Timothy Terry
Principal Executive Officer

	By:	/s/ Joel Klein
Joel Klein
Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 11, 2004)

3.2	Article of Amendment to Articles of Incorporation, dated March 8, 2024 (incorporated by reference from Current Report on Form 8-K filed with the SEC on March 28, 2024)

3.3	Articles of Amendment to the Articles of Incorporation dated January 7, 2009 (incorporated by reference from Annual Report on Form 10-K filed with the SEC on March 8, 2024)

3.4	Articles of Amendment to the Articles of Incorporation dated April 13, 2016 (incorporated by reference from Annual Report on Form 10-K filed with the SEC on March 8, 2024)

3.5	Articles of Amendment to the Articles of Incorporation dated December 28, 2022 (incorporated by reference from Annual Report on Form 10-K filed with the SEC on March 8, 2024)

3.6	Articles of Amendment to the Articles of Incorporation dated October 30, 2023 (incorporated by reference from Annual Report on Form 10-K filed with the SEC on March 8, 2024)

4.1	Bylaws (incorporated by reference from Current Report on Form 8-K filed with the SEC on May 11, 2004)

4.2	Description of Securities (incorporated by reference from Annual Report on Form 10-K filed with the SEC on March 8, 2024)

4.3	Form of stock certificate (incorporated by reference from Quarterly Report on Form 10-QSB filed with the SEC on August 12, 2004)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Principal Executive Officer

32.2	Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

