Form 10-K
period 2024-12-31
OptimumBank Holdings, Inc.
filed 2025-02-26
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-42447

OPTIMUMBANK HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Florida	55-0865043
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2929 East Commercial Blvd. Suite 303, Fort Lauderdale, FL 33308

(Address of principal executive offices)

Registrant’s telephone number, including area code: (954) 900-2800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	OPHC	NYSE American

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant 8,094,534 shares on June 30, 2024, was approximately $34,806,494, computed by reference to the closing market price at $4.30 per share as of June 30, 2024. For purposes of this information, the outstanding shares of common stock beneficially owned by directors and executive officers of the registrant were deemed to be shares of common stock held by affiliates.

The number of shares of common stock, par value $0.01 per share, of the registrant outstanding as of February 26, 2025 was 11,751,082 shares.

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

General

OptimumBank Holdings, Inc. is a Florida corporation (the “Company”) formed in 2004 as a bank holding company for OptimumBank (the “Bank”). The Company’s only business is the ownership and operation of the Bank. The Bank is a Florida state-chartered bank established in 2000, with deposits insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of commercial banking services to individual and corporate customers through its two branch offices located in Broward County, and one branch office in Miami Dade County, Florida.

The Company is subject to the supervision and regulation of The Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is subject to the supervision and regulation of the State of Florida Office of Financial Regulation (“OFR”) and the FDIC. The Bank is a member of the Federal Home Loan Bank of Atlanta.

At December 31, 2024, the Company had total assets of $933 million, net loans of $795 million, total deposits of $772 million and stockholders’ equity of $103 million. During 2024, the Company had a net income of $13 million.

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

The Bank provides a range of consumer and commercial banking services to individuals and businesses. The basic services offered include: demand interest-bearing and noninterest-bearing accounts, money market deposit accounts, NOW accounts, time deposits, Wire transfers, ACH services, Visa debit and ATM cards, cash management, direct deposits, notary services, money orders, night depository, cashier’s checks, domestic collections, and banking by mail. The Bank provides ATM cards and Visa debit cards, as a part of the Star, Presto and Cirrus networks, thereby permitting customers to utilize the convenience of ATMs worldwide. In December 2022, the Bank began participating as a member of the IntraFi Network, which is the largest provider of reciprocal deposits. With IntraFi’s reciprocal deposit services, the Bank can offer depositors access to FDIC insurance for an unlimited amount, well beyond the standard maximum of $250,000 for funds placed into demand deposit accounts, money market deposit accounts, or CDs. The Bank does not have trust powers and provides no trust services. The Bank makes multi-family real estate loans, residential real estate loans, commercial real estate loans, land and construction, and consumer loans. The Bank offers business lending lines for working capital needs. Growing businesses can use the loans to expand inventory, take discounts, offset receivables, or establish new structured financing and repayment plans that are consistent with the cash flow of the business. During the third quarter of 2023, the Bank started providing U.S. Small Business Administration (“SBA”) guaranteed loans to small and middle market businesses. The Bank achieved SBA preferred lender status on February 18, 2025.

Operating and Business Strategy

Our key strategic initiatives are designed to generate continued growth in earning assets, core transaction and savings deposits, treasury management fee income, and lower costs. Continued emphasis on expansion of our footprint and exploring additional lines of business are also part of our plans.

On the loan side, we intend to continue our focus on increasing our multi-family, non-owner occupied, commercial real estate, and skilled nursing facility loan portfolios. As to deposits, we are focused on identifying deposit growth opportunities among our existing customer base and prospects throughout Florida and the United States. With respect to treasury management, our focus will remain on merchant cash advance providers and the related electronic funds transfer line of business. For this revenue source to increase further in a meaningful way, automation will be necessary in order to further improve efficiency. We are currently investing in the necessary technology and expect efficiencies to occur in 2025.

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

During the third quarter of 2023, the Bank commenced offering SBA-guaranteed 7A loans. SBA 7A loans are generally used to establish a new business or assist in the acquisition, operation, or expansion of an existing business. With SBA loan programs, there are set eligibility requirements and underwriting standards outlined by SBA that can change as the government alters its fiscal policy. These loans are generally secured by accounts receivable, inventory, equipment, and real estate. The Bank hired five full-time SBA staff. We provide financing to small businesses in various industries that include guarantees under the Small Business Administration’s (SBA’s) loan programs. Our small business loans amounted to $9 million at December 31, 2024 from $1.4 million at December 31, 2023. The small business loans portfolio represented 1.1% and 0.2% of our total loan portfolio at December 31, 2024 and 2023, respectively.

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

Lending Activities

The Bank offers real estate, commercial and consumer loans to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in its market area. The Bank’s primary market area consists of Broward, Miami-Dade, Palm Beach, Martin, and St. Lucie counties, and secondarily throughout the State of Florida. The Bank’s net loans at December 31, 2024 were $795 million, or 86.21% of total assets. During 2024 net loans increased by $124 million, attributed to the bank’s successful pursuit of new lending opportunities in South Florida. Loan balances increased by $3 million in residential real estate loans, $63 million in commercial real estate loans, $45 million in land and construction loans, $11 million in commercial loans, and $6 million in consumer loans, offset by a decrease of $3 million in multi-family loans. The interest rates charged on loans varied with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations.

The Bank’s loan portfolio is concentrated in three major areas: residential, commercial real estate loans, and land and construction loans. As of December 31, 2024, 87% of the loan portfolio consisted of loans secured by mortgages on real estate, of which approximately 60% of the total loan portfolio was secured by commercial real estate properties. The real estate loans are located primarily in the counties the Bank serves in the State of Florida.

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

Deposit Activities

Deposits are the major source of the Bank’s funds for lending and other investment activities. Deposits are gathered principally from within the South Florida area through the offering of a broad variety of deposit products, including checking accounts, money-market accounts, regular savings accounts, term certificate of deposit accounts. The Company also gathers deposits via listing services. In 2024, the Bank had brokered deposits, whereas in 2023, the Bank had no brokered deposits. The Bank considers the majority of its regular savings, demand, NOW, money market deposit accounts and certificates of deposit under $250,000 to be core deposits. Deposits are insured up to the maximum amount allowed by law by the FDIC. The Company also facilitates depositor access to additional FDIC insurance via the IntraFi network.

Maturity terms, service fees, and withdrawal penalties are established by the Bank on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, market rate competition, growth goals, and federal regulations.

Investments

The Bank’s investment securities portfolio was approximately $23 million and $25 million at December 31, 2024 and 2023, respectively, representing 2% and 3% of its total assets. At December 31, 2024, 45% of this portfolio was invested in mortgage-backed securities. Mortgage-backed securities generally have a shorter life than the stated maturity. The Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at minimal risk levels while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits.

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

Internet Banking

The Bank maintains a website at www.optimumbank.com where retail and business customers can access account balances, view current account activity and previous statements, view images of paid checks, transfer funds between accounts, and pay bills. The Bank offers its customers mobile access to their account information, with the option to setup alerts, and deposit checks across a broad range of phones and mobile devices, and send and receives payments through Zelle. The Bank also offers its business customers remote deposit capture and online cash management services that include ACH origination and wire transfers using soft token technology for security.

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

As of December 31, 2024, the Bank had 73 full-time employees, including executive officers. These employees are not represented by a collective bargaining unit. The Bank considers its relations with its employees to be good.

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

Management believes, as of December 31, 2024, that the Bank met all capital adequacy requirements to which it was subject. The Bank’s actual capital amounts and percentages are presented in the table ($’s in thousands):

			To Be Well Capitalized
			Under Prompt Corrective
			Action Regulations (CBLR
	Actual		Framework)
	Amount	%	Amount	%
As of December 31, 2024:
Tier 1 Capital to Total Assets	$107,112	10.91%	$88,381	9.00%

As of December 31, 2023:
Tier 1 Capital to Total Assets	$74,999	10.00%	$67,499	9.00%

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

Securities Regulation and Corporate Governance. The Company’s common stock is registered with the Securities and Exchange Commission (the “SEC”) under Section 12(b) of the Securities Exchange Act of 1934, and we are subject to restrictions, reporting requirements and review procedures under federal securities laws and regulations. Until December 30, 2024, our common stock was listed on the NASDAQ stock market. Effective December 31, 2024, our common stock began trading on NYSE American. As a publicly traded Company, we adhere to the corporate governance reforms enacted under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the rules of the SEC and NYSE American, stock market adopted pursuant to the Sarbanes-Oxley Act. Among other things, these reforms, effective as of various dates, require certification of consolidated financial statements by the chief executive officer and chief financial officer, prohibit the provision of specified services by independent auditors, require pre-approval of independent auditor services, define director independence and require certain committees, and a majority of a subject company’s board of directors, to consist of independent directors, establish additional disclosure requirements in reports filed with the SEC, require expedited filing of reports, require management evaluation and auditor attestation of internal controls, prohibit loans by the issuer (but not by certain depository institutions) to directors and officers, set record-keeping requirements, mandate complaint procedures for the reporting of accounting and audit concerns by employees, and establish penalties for non-compliance.

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

Dividends. The Company’s ability to pay dividends is substantially dependent on the ability of the Bank to pay dividends to the Company. As a state-chartered bank, the Bank is subject to dividend restrictions set by Florida law and the FDIC. Except with the prior approval of the Florida OFR, all dividends of any Florida bank must be paid out of retained net profits from the current period and the previous two years, after deducting expenses, including losses and bad debts. As of December 31, 2024, the maximum dividend payable by the Bank to the Company was $26.1 million. However, under the Federal Deposit Insurance Act, an FDIC-insured institution may not pay any dividend if payment would cause it to become undercapitalized or while it is undercapitalized. Further, the FDIC and the Florida OFR also have the general authority to limit the dividend payment by banks if such payment may be deemed to constitute an unsafe and unsound practice. It is likely that those agencies would view a Bank dividend which materially reduced the capital ratios of the Bank to be such an unsafe or unsound practice.

Loans to One Borrower. Florida law generally allows a state bank such as the Bank to extend credit to any one borrower (and certain related entities of such borrower) in an amount up to 25% of its capital accounts, provided that the unsecured portion may not exceed 15% of the capital accounts of the bank. Based upon the Bank’s capital, the maximum loan the Bank is currently permitted to make to any one borrower (and certain related entities of such borrower) is approximately $26.8 million, provided the unsecured portion does not exceed approximately $16.1 million.

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

Such laws and other consumer regulation matters are administered by the Consumer Financial Protection Bureau (the “Bureau”) . The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers.

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

Cybersecurity Governance

We recognize our overall security culture contributes to the effectiveness of our Information Security Program. The Board of Directors sets the tone and direction for our institution’s use of technology. The Board will initially approve, and periodically review and re-approve, the IT Strategic Plan, Information Security Program, and other IT-related policies. While the Board may delegate the design, implementation, and monitoring or certain IT activities to the IT Steering Committee (ITSC), the Board remains responsible over overseeing the IT activities and is strongly encouraged to prove a credible challenge to management. To help carry out their responsibilities, the Board will be periodically trained to understand IT activities and risk, including cyber risks. Cybersecurity matters and assessments are regularly included in ITC meetings.

The Board’s oversight of cybersecurity risk is supported by our Information Security Officer (“ISO”). The ISO attends ITSC meetings and provides cybersecurity updates to these Management committees. The ISO also provides annual risk assessments and reports regarding the information security program summary report to the full Board of Directors.

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

Item 2. Properties

The Bank operates a main office and two branch offices in Broward County, Florida. In addition, a third branch office was opened in Miami-Dade County in the third quarter of 2024. The following table sets forth information with respect to the Bank’s offices as of December 31, 2024.

Location	Year Facility Opened	Facility Status

Executive Office and Ft. Lauderdale Branch Office:	2019	Leased
2929 East Commercial Boulevard Suite 101 and 303-306 Fort Lauderdale, Florida 33308

Deerfield Beach Branch Office:	2004	Leased
2201 West Hillsboro Boulevard Deerfield Beach, Florida 33442

North Miami Beach Office:	2024
757-759 NE 167th Street, North Miami Beach FL 33162		Leased

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Until December 30, 2024, the Company’s common stock was listed on the Nasdaq Capital Market under the symbol “OPHC.” Effective December 31, 2024, the Company’s common stock began trading on the NYSE American under the same symbol, “OPHC”.

The Company had approximately 1,264 registered shareholders of its common stock as of December 31, 2024. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

During the first quarter of 2024, the Company issued 2,311,552 shares of its common stock in a private placement transaction to nine accredited investors at a price ranging from $3.90 to $4.25 per share. None of these investors were officers, directors or affiliates of the Company. The Company issued these shares in reliance on Section 4(a)(2) of the Securities Act of 1933.

During the third quarter of 2024, the Company registered with the SEC and commenced an At-the Market (ATM) Offering, allowing for the sale of up to an aggregate of $25 million in shares of common stock. Under the ATM, the Company may issue and sell newly issued shares of common stock to the public from time to time, at prevailing market prices, at the Company’s discretion.

During the third quarter of 2024, the Company issued 329,529 shares of common stock through the ATM at prices ranging from $4.56 to $4.85 per share.

In the fourth quarter of 2024, the Company issued an additional 1,629,132 shares of common stock through the ATM at prices ranging from $4.56 to $5.49 per share.

These capital raising activities provide the Company with additional financing flexibility. The Company used the proceeds to make capital contributions to the Bank in order to enhance the Bank’s regulatory capital ratios and support its growth.

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

Loan Portfolio, Asset Quality and Allowance for Loan Losses

The Bank’s primary business is making business loans. This activity may subject the Bank to potential credit losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond its control. As of December 31, 2024, the Bank’s nonperforming loans were approximately $7.5 million, or 0.9% of gross loan portfolio.

The following table sets forth the composition of the Bank’s loan portfolio (dollars in thousands):

	At December 31,
	2024		2023		2022
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total

Residential real estate	$74,064	9.21%	$71,400	10.50%	$50,354	10.42%
Multi-family real estate	64,001	7.96	67,498	9.93	69,555	14.39
Commercial real estate	485,671	60.39	422,680	62.15	310,695	64.27
Land and construction	77,295	9.61	32,600	4.79	17,286	3.58
Commercial	52,810	6.57	41,870	6.16	5,165	1.07
Consumer	50,399	6.26	44,023	6.47	30,323	6.27

Total loans	$804,240	100.00%	$680,071	100.00%	$483,378	100.00%

(Deduct) add:
Net deferred loan (fees) costs and premiums	(595)		(1,294)		(367)
Allowance for credit losses	(8,660)		(7,683)		(5,793)

Loans, net	$794,985		$671,094		$477,218

The following table sets forth the activity in the allowance for credit losses (in thousands):

	Year Ended December 31,
	2024	2023	2022

Beginning balance	$7,683	$5,793	$3,075
Additional allowance recognized due to adoption of Topic 326	—	218	—
Credit loss expense	2,372	3,759	3,466
Loans charged off	(1,777)	(2,442)	(901)
Recoveries	382	355	153

Ending balance	$8,660	$7,683	$5,793

The allowance for credit losses represents management’s estimate of expected losses in the existing loan portfolio. The allowance for credit losses is increased by the credit loss expense charged to earnings and reduced by loans charged off, net of recoveries. The allowance for credit losses represented 1.08% and 1.13% of the total loans outstanding at December 31, 2024, and 2023, respectively.

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

The following table sets forth the Bank’s allowance for credit losses by loan type (dollars in thousands):

	At December 31,
	2024		2023		2022
		% of		% of		% of
		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans
Residential real estate	$1,114	9%	$1,020	10%	$768	11%
Multi-family real estate	786	8	1,041	11	748	14
Commercial real estate	2,705	60	3,793	62	3,262	64
Land and construction	2,015	10	1,019	5	173	4
Commercial	1,675	7	281	6	277	1
Consumer	365	6	529	6	565	6

Total allowance for loan losses	$8,660	100%	$7,683	100%	$5,793	100%

Allowance for loan losses as a percentage of total loans outstanding		1.08%		1.13%		1.20%

The following summarizes the amount of nonperforming loans (in thousands):

	At December 31,
	2024			2023
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Consumer	$605	$605	$—	$1,025	$1,025	$—
Construction and land real estate	5,597	5,597	—	—	—	—
With an allowance recorded:
Commercial business loans	1,374	1,374	1,374	—	—	—
Total	$7,576	$7,576	$1,374	$1,025	$1,025	$—

During 2024, 2023, and 2022, the average recorded investment in impaired loans and interest income recognized and received on impaired loans were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022

Average investment in collateral dependent loans	$2,134	$85	—
Interest income recognized on collateral dependent loans	$—	$—	—
Interest income received on a cash basis on collateral dependent loans	$—	$—	—

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

The Bank’s primary sources of cash during the year ended December 31, 2024, were payments of principal and interest on loans made by the Bank to third parties, payments of principal and interest on debt securities held by the Bank and deposits made by third parties at the Bank. Cash was used primarily to fund loans and repay Federal Home Loan Bank of Atlanta (“FHLB”) advances. The Bank adjusts rates on its deposits to attract or retain deposits as needed. The Bank primarily obtains deposits from its market area and secondarily from listing services.

The Bank also has external sources of funds through the FHLB and with unsecured lines of credit with correspondent banks and the Federal Reserve. The Bank is a member of the FHLB, which allows it to borrow funds under a pre-arranged line of credit. As of December 31, 2024, the Bank had outstanding borrowings of $50 million against its $236 million in established borrowing capacity with the FHLB. The Company’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. In addition, the Bank has access to the Federal Reserve Discount Window as supplemental source of liquidity. As of December 31, 2024, the Bank had pledged $1.8 million in securities as collateral to secure this borrowing facility, providing a line of credit available for use if needed. At December 31, 2024, the Company also had available lines of credit amounting to $30.5 million with five correspondent banks to purchase federal funds. Disbursements on these lines of credit are subject to the approval of the correspondent banks. The Company measure and monitor our liquidity daily and believes its sources of funding are adequate to meet our operating needs.

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

The following table sets forth the amortized cost and fair value of the Bank’s debt securities portfolio (in thousands):

	Amortized Cost	Fair Value
At December 31, 2024:
Held-to-maturity:
Collateralized mortgage obligations	$281	$247
Total	$281	$247
Available for sale:
SBA Pool Securities	$581	$567
Collacteralized mortgage obligation	128	111
Taxable municipal securities	16,654	11,914
Mortgage-backed Securities.	12,883	10,181
Total	$30,246	$22,773
At December 31, 2023:
Held-to-maturity:
Collateralized mortgage obligations	$353	$318
Mortgage-backed Securities	7	8
Total	$360	$326
Available for sale:
SBA Pool Securities	$706	$690
Collateralized mortgage obligations	138	123
Taxable municipal securities	16,690	12,210
Mortgage-backed Securities.	13,927	11,332
Total	$31,461	$24,355

The following table sets forth, by maturity distribution, certain information pertaining to the debt securities portfolio at amortized cost (dollars in thousands):

	After One
	Year
	Through Five	After Ten
	Years	Years	Total	Yield
At December 31, 2024:
Collateralized mortgage obligation	$—	$409	$409	2.41%
Mortgage-backed securities	—	12,883	12,883	2.08%
Taxable municipal securities	—	16,654	16,654	2.18%
SBA pool securities	—	581	581	5.28%
	$—	$30,527	$30,527
At December 31, 2023:
Collateralized mortgage obligation	—	$490	$490	2.19%
Mortgage-backed securities	$—	13,935	13,935	1.99%
Taxable municipal securities	—	16,690	16,690	2.17%
SBA pool securities	—	706	706	5.18%
	$—	$31,821	$31,821

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

The following table sets forth certain information related to the Bank’s interest-earning assets and interest-bearing liabilities at December 31, 2024, that are estimated to mature or are scheduled to reprice within the period shown (dollars in thousands):

Gap Maturity / Repricing Schedule

			More than
		More than	Five Years
		One Year	and Less
		and Less	than	Over
	One Year	than Five	Fifteen	Fifteen
	or Less	Years	Years	Years	Total
Loans (1):
Residential real estate loans	$10,210	52,022	11,832	—	$74,064
Multi-family real estate loans	12,177	50,851	973	—	64,001
Commercial real estate loans	116,039	354,461	15,171	—	485,671
Land and construction	4,407	68,483	4,405	—	77,295
Commercial	46,620	6,190	—	—	52,810
Consumer	8,864	—	—	41,535	50,399

Total loans	198,317	532,007	32,381	41,535	804,240

Securities	577	—	6,991	15,486	23,054
Interest-bearing deposits in banks	79,648	—	—	—	79,648
Federal Home Loan Bank stock	2,929	—	—	—	2,929

Total rate-sensitive assets	281,471	532,007	39,372	57,021	909,871

Deposit accounts (2):
Money-market deposits	194,357	—	—	—	194,357
Interest-bearing checking deposits	83,570	—	—	—	83,570
Savings deposits	428	—	—	—	428
Time deposits	251,438	30,502	—	—	281,940

Total deposits	529,793	30,502	—	—	560,295

Federal Home Loan Bank advances	50,000	—	—	—	50,000
Other Borrowings	—	—	—	—	-
Total rate-sensitive liabilities	579,793	30,502	—	—	610,295

GAP (repricing differences)	$(298,322)	$501,505	$39,372	$57,021	$299,576

Cumulative GAP	$(298,322)	$203,183	$242,555	$299,576

Cumulative GAP/total assets	-32%	22%	26%	32%

(1)	In preparing the table above, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayment, according to their maturities.

(2)	Money-market, interest-bearing checking and savings deposits are regarded as readily accessible withdrawable accounts. Time deposits are scheduled through the maturity dates.

The following table sets forth loan maturities by type of loan at December 31, 2024 (in thousands):

		After One
	One Year or	But Within	After Five
	Less	Five Years	Years	Total
Residential real estate	$-	$16,005	$58,059	$74,064
Multi-family real estate	19	14,002	49,980	64,001
Commercial real estate	1,516	120,720	363,435	485,671
Land and construction	1,445	13,630	62,220	77,295
Commercial	37,453	1,190	14,167	52,810
Consumer	8,864	—	41,535	50,399

Total	$49,297	$165,547	$589,396	$804,240

The following table sets forth the maturity of loans by interest type at December 31, 2024 (in thousands):

		After One
	One Year or	But Within	After Five
	Less	Five Years	Years	Total
Fixed interest rate	$7,875	$76,984	$376,874	$461,733
Variable interest rate	41,422	88,563	212,522	342,507

Total	$49,297	$165,547	$589,396	$804,240

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

A summary of the contractual amounts of the Company’s financial instruments with off-balance sheet risk at December 31, 2024, follows (in thousands):

Commitments to extend credit	$8,103

Unused lines of credit	$55,238

Standby letters of credit	$4,547

The following is a summary of the Company’s on-balance sheet contractual obligations at December 31, 2024 (in thousands):

		Payments Due by Period
		Less Than 1	1-3	3-5	More Than 5
Contractual Obligations	Total	Year	Years	Years	Years
Federal Home Loan Bank advances	$50,000	$50,000	$—	$—	$—
Operating lease liabilities	3,242	433	852	450	1,507

Total	$53,242	$50,433	$852	$450	$1,507

Deposits

Deposits traditionally are the primary source of funds for the Company’s use in lending, making investments and meeting liquidity demands. The Company has focused on raising time deposits primarily within its market area, which is the area of Broward, Miami-Dade, Palm Beach, Martin, and St. Lucie counties. The Company offers a variety of deposit products, such as mobile banking, remote deposit capture and bank-to-bank ACH, which are promoted within its market area. Deposits increased $133 million in 2024. The increase in deposit balances primarily consisted of an increase of $17 million in noninterest-bearing demand deposits and increase of $160 million in time deposits. These increases were partially offset by a decrease of $23 million in NOW accounts, a decrease of $22 million in money market accounts, and a decrease of $23,000 in savings.

The following table displays the distribution of the Company’s deposits by product at December 31, 2024 and 2023 (in thousands):

	2024		2023
	Amount	% of Deposits	Amount	% of Deposits
Noninterest-bearing demand deposits	$211,900	27.4%	$194,892	30.5%
NOW deposits	83,570	10.8	106,172	16.6
Money-market deposits	194,357	25.2	216,309	33.8
Savings	428	0.1	451	0.1

Subtotal	490,255	63.5%	$517,824	81.0%

Time deposits:
0.00% – 0.99%	113	0.0%	$416	0.1%
1.00% – 1.99%	4,533	0.6	2,169	0.3
2.00% – 2.99%	866	0.1	2,087	0.3
3.00% – 3.99%	—	—	13,135	2.1
4.00% – 4.99%	153,171	19.8	4,637	0.7
5.00% – 5.99%	123,257	16.0	99,313	15.5

Total time deposits (1)	281,940	36.5%	121,757	19.0%

Total deposits	$772,195	100.0%	$639,581	100.0%

(1)	Includes Individual Retirement Accounts (IRA’s) totaling $3,421,000 and $2,267,000 at December 31, 2024 and 2023, respectively, all of which are in the form of time deposits.

The following table displays the distribution of the Company’s deposits by source at December 31, 2024 and 2023 (in thousands):

	At December 31, 2024				At December 31, 2023
	Retail	Listing Services	Brokered Deposits	Total	Retail	Listing Services	Brokered Deposits	Total
Noninterest-bearing demand deposits	211,900	—	—	211,900	194,892	—	—	194,892
NOW deposits	56,528	—	27,042	83,570	106,172	—	—	106,172
Money-market deposits	101,695	52,299	40,363	194,357	110,524	105,785	—	216,309
Savings	428	—	—	428	451	—	—	451
Time deposits	148,982	52,958	80,000	281,940	87,150	34,607	—	121,757
	519,533	105,257	147,405	772,195	499,189	140,392	—	639,581

The Company uses the listing services from QwickRate, National CD RateLine and Raisin. None of the deposits obtained from the listing services are considered brokered deposits. In addition, during the year ended December 31, 2024 the Company added a brokered certificate of deposit (CD) as part of its funding strategy. This brokered CD is classified as brokered deposit. Non-maturity reciprocal deposits are also included as brokered deposits. At December 31,2024 brokered deposits comprised 19% of total deposits none at December 31, 2023, and listing service deposits comprised 14% and 22% of total deposits, respectively.

The following table sets forth the Company’s maturity distribution of time deposits of $250,000 or more at December 31, 2024 and 2023 (in thousands):

	At December 31,
	2024	2023

Due three months or less	$39,864	$3,847
Due more than three months to six months	12,985	2,671
More than six months to one year	9,570	18,444
One to five years	12,361	14,171

Total	$74,780	$39,133

Analysis of Results of Operations

The Company’s profitability depends primarily on net interest income, which is the difference between the interest received on earning assets, such as loans and securities, and the interest paid on interest-bearing liabilities, principally deposits and borrowings. Net interest income is determined by the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities (“interest-rate spread”) and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s interest-rate spread is affected by regulatory, economic, and competitive factors that influence interest rates, loan demand, and deposit flows. The Company’s results of operations are also affected by credit loss expense, operating expenses such as salaries and employee benefits, occupancy and other operating expenses including income taxes, and noninterest income such as loan prepayment fees.

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

	Year Ended December 31,
	2024			2023
		Interest	Average		Interest	Average
	Average	And	Yield/	Average	And	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans	$753,904	52,051	6.9%	$543,745	31,759	5.8%
Securities	23,903	652	2.7%	24,841	686	2.8%
Other interest-earning assets (1)	127,229	6,926	5.4%	63,804	3,335	5.2%

Total interest-earning assets/interest income	905,036	59,629	6.6%	632,390	35,780	5.7%

Cash and due from banks	13,810			13,344
Premises and equipment	1,798			1,157
Other assets	6,804			4,174

Total assets	927,448			$651,065

Interest-bearing liabilities:
Savings, NOW and money-market deposits	322,507	9,910	3.1%	$189,286	4,315	2.3%
Time deposits	248,676	13,053	5.2%	185,727	7,284	3.9%
Borrowings (4)	47,312	1,976	4.2%	16,739	468	2.8%

Total interest-bearing liabilities/interest expense	618,495	24,939	4.0%	391,752	12,067	3.1%

Noninterest-bearing demand deposits	216,643			188,826
Other liabilities	6,438			4,992
Stockholders’ equity	85,872			65,495

Total liabilities and stockholders’ equity	$927,448			$651,065

Net interest income		34,690			23,713

Interest rate spread (2)			2.60%			2.60%

Net interest margin (3)			3.83%			3.75%

Ratio of average interest-earning assets to average interest- bearing liabilities			1.46			1.61

(1)	Includes interest-earning deposits with banks, Federal funds sold and Federal Home Loan Bank stock dividends.
(2)	Interest rate spread represents the difference between average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.
(4)	Includes Federal Home Loan Bank and Federal Reserve Bank advances.

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

	Year Ended December 31,
	2024 versus 2023
	Increases (Decreases) Due to Change In:
	Rate	Volume	Rate/ Volume	Total
Interest-earning assets:
Loans	$5,782	$12,275	$2,235	$20,292
Securities	(8)	(25)	—	(33)
Other interest-earning assets	138	3,315	137	3,590

Total interest-earning assets	5,912	15,565	2,372	23,849

Interest-bearing liabilities:
Savings, NOW and money-market	1,501	3,036	1,057	5,594
Time deposits	2,465	2,469	835	5,769
Other	231	855	422	1,508

Total interest-bearing liabilities	4,197	6,360	2,314	12,871

Net interest income	$1,715	$9,205	$58	$10,978

Financial Condition as of December 31, 2024 Compared to December 31, 2023

The Company’s total assets at December 31, 2024, were $933 million, an increase of $142 million from December 31, 2023. The increase primarily consisted of increases of $17 million in cash and cash equivalents, $124 million in net loans, offset by a $1.5 million reduction in debt securities available for sale due to principal paydowns and unrealized losses during the year, and $98,000 in increased value of our deferred tax asset. The Company experienced growth across the various loan types due to new organic originations. The net increase in loans resulted from $63 million increase in commercial real estate loans, $45 million increase in land and construction loans, $11 million increase in commercial, $6 million of Consumer loans and $3 million increase in residential real estate loans. The growth experienced in the loan portfolio is due to the implementation of our relationship-based banking model and the success of our lenders in competing for new business in a highly competitive South Florida area.

The Company’s total liabilities at December 31, 2024, were $830 million, an increase of $109 million from December 31, 2023. The increase in total liabilities was mainly due to an increase of $133 million in total deposits, offset by a decrease of $12 million in Federal Home Loan Bank advances and a decrease of $13.6 million in FRB advances.

The Company’s total stockholders’ equity at December 31, 2024, was $103 million, an increase of $33 million from December 31, 2023. The increase was principally due to the issuance of common stock and preferred stock for an aggregate amount of $19.8 million, partially offset by an increase in unrealized losses on debt securities of $257,000, and net income of $13.1 million.

At December 31, 2024, the Bank had a Tier 1 leverage ratio of 10.91%.

Results of Operations for Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

	Years Ended December 31,		Increase / (Decrease)
(dollars in thousands)	2024	2023	Amount	Percentage
Total interest income	$59,629	$35,780	$23,849	67%
Total interest expense	24,939	12,067	12,872	107%
Net interest income	34,690	23,713	10,977	46%
Credit loss expense	2,222	4,047	(1,825)	-45%
Net interest income after provision for loan losses	32,468	19,666	12,802	65%
Total noninterest income	4,623	3,452	1,171	34%
Total noninterest expenses	19,460	14,661	4,799	33%
Net earnings before income taxes	17,631	8,457	9,174	108%
Income tax expense	4,507	2,174	2,333	107%
Net earnings	$13,124	$6,283	$6,841	109%
Net earnings per share - Basic	$1.39	$0.87
Net earnings per share - Diluted	1.33	0.87

Net earnings. The Company had net earnings of $13.1 million for the year ended December 31, 2024 compared to net earnings of $6.3 million for the year ended December 31, 2023. The growth was primarily driven by a $10.9 million increase in net interest income, partially offset by $4.8 million rise in non-interest expenses. Additionally, the Company recognized a $1.8 million decrease in credit loss expense.

Interest Income. Interest income increased by $23.8 million to $59.6 million for the year ended December 31, 2024 from $35.8 million for the year ended December 31, 2023, primarily due to increases in loan volume and in interest rates.

Interest Expense. Interest expense on deposits and borrowings increased by $12.9 million to $24.9 million for the year ended December 31, 2024 compared to $12.1 million from the prior year. The increase in interest expense was caused by increases in interest rates paid on deposits and borrowings and volume increases in deposits.

Credit loss expense.

Expected credit loss expense was $2.2 million during the year ended December 31, 2024, and $4.0 million for the year ended December 31, 2023. The Company adopted the Current Expected Credit Loss (CECL) methodology on January 1, 2023. The CECL expense is charged to earnings as losses are expected in order to bring the total allowance for credit losses to a level deemed appropriate by management to absorb losses expected. Management’s periodic evaluation of the adequacy of the allowance for credit losses is based upon historical experience, the volume and type of lending conducted by the Company, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, general economic conditions, particularly as they relate to our market areas, economic forecasts and other factors related to the estimated collectability of our loan portfolio. The allowance for credit losses totaled $8.6 million or 1.08% of loans outstanding at December 31, 2024, compared to $7.6 million or 1.13% of loans outstanding at December 31, 2023. The decrease in the credit loss expense during the year ended on December 31, 2024 was primarily due to improvements in the credit quality of the loan portfolio and the evaluation of the other factors noted above. During the year ended December 31, 2024, the net charge-off amounting to $1.4 million resulted from consumer lending.

Noninterest Income. Total noninterest income of $4.6 million increased by $1.2 million for the year ended December 31, 2024, from $3.5 million for the year ended December 31, 2023. The increase is primarily related to service charges on deposits, wire transfers, and ACH fees on deposit payment transactions.

Noninterest Expenses. Total noninterest expenses of $19.5 million increased by $4.8 million for the year ended December 31, 2024, compared to $14.7 million for the year ended December 31, 2023. The increase is primarily due to increases in salaries and employee benefits, data processing, and other operating costs. The headcount of full-time equivalent employees increased from 60 to 73. The increase in noninterest expenses is directly attributable to the growth of the Bank.

Income Taxes. The Company recorded income taxes of $4.5 million for the year ended December 31, 2024 compared to an income tax expense of $2.2 million for the year ended December 31, 2023.

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

To the Shareholders and the Board of Directors

OptimumBank Holdings, Inc.

Fort Lauderdale, Florida:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of OptimumBank Holdings, Inc. and subsidiary (the “Company”) as of December 31, 2024, and 2023, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for the years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses (“ACL”)

The Company’s loans portfolio totaled $804 million as of December 31, 2024, and the ACL on loans was $8.7 million.

As more fully described in Notes 1 and 3 to the Company’s consolidated financial statements, the Company estimates its exposure to expected credit losses as of the balance sheet date for existing financial instruments held at amortized cost and off-balance sheet exposures, such as unfunded loan commitments, lines of credit and other unused commitments that are not unconditionally cancelable by the Company.

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

We identified the ACL at December 31, 2024, as a critical audit matter. Auditing the ACL involved a high degree of subjectivity in evaluating management’s estimates, such as evaluating management’s identification of credit quality indicators, grouping of loans determined to be similar into pools, estimating the remaining life of loans in a pool, assessment of economic conditions and other environmental factors and evaluating the adequacy of specific allowances associated with individually evaluated loans.

The primary procedures we performed as of December 31, 2024, to address this critical audit matter included:

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
February 26, 2025

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	December 31,
	2024	2023
Assets:
Cash and due from banks	$13,982	$14,009
Interest-bearing deposits with banks	79,648	62,654
Total cash and cash equivalents	93,630	76,663
Debt securities available for sale	22,773	24,355
Debt securities held-to-maturity (fair value of $247 and $326)	281	360
Loans, net of allowance for credit losses of $8,660 and $7,683	794,985	671,094
Federal Home Loan Bank stock	2,929	3,354
Premises and equipment, net	2,062	1,375
Right-of-use lease assets	2,679	2,161
Accrued interest receivable	3,348	2,474
Deferred tax asset	3,001	2,903
Other assets	7,245	6,515

Total assets	$932,933	$791,254
Liabilities and Stockholders’ Equity:

Liabilities:
Noninterest-bearing demand deposits	$211,900	$194,892
Savings, NOW and money-market deposits	278,355	322,932
Time deposits	281,940	121,757

Total deposits	772,195	639,581

Federal Home Loan Bank advances	50,000	62,000
Federal Reserve Bank advances	—	13,600
Operating lease liabilities	2,774	2,248
Other liabilities	4,780	3,818

Total liabilities	829,749	721,247

Commitments and contingencies (Notes 8 and 14)
Stockholders’ equity:
Preferred stock, no par value; 6,000,000 shares authorized:	—	—
Series B Convertible Preferred, no par value, 1,520 shares authorized, 1,360 shares issued and outstanding	—	—
Series C Convertible Preferred, no par value, 4,000,000 shares authorized, 525,641 and 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 30,000,000 shares authorized, 11,636,092 and 7,250,219 shares issued and outstanding	116	72
Additional paid-in capital	111,485	91,221
Accumulated deficit	(2,847)	(15,971)
Accumulated other comprehensive loss	(5,570)	(5,315)

Total stockholders’ equity	103,184	70,007
Total liabilities and stockholders’ equity	$932,933	$791,254

See accompanying notes to Consolidated Financial Statements

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Earnings

(In thousands)

	Year Ended December 31,
	2024	2023
Interest income:
Loans	$52,051	$31,759
Debt securities	652	686
Other	6,926	3335

Total interest income	59,629	35,780

Interest expense:
Deposits	22,963	11,599
Borrowings	1,976	468

Total interest expense	24,939	12,067

Net interest income	34,690	23,713

Credit loss expense	2,222	4,047

Net interest income after credit loss expense	32,468	19,666

Noninterest income:
Service charges and fees	3,780	3,329
Other	843	123

Total noninterest income	4,623	3,452

Noninterest expenses:
Salaries and employee benefits	11,103	8,261
Professional fees	1,073	729
Occupancy and equipment	884	773
Data processing	2,273	1,699
Regulatory assessment	799	550
Litigation Settlement	—	375
Other	3,328	2,274

Total noninterest expenses	19,460	14,661

Net earnings before income taxes	17,631	8,457

Income tax expense	4,507	2,174

Net earnings	$13,124	$6,283

Net earnings per share - Basic	$1.39	$0.87
Net earnings per share - Diluted	1.33	0.87

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended
	December 31,
	2024	2023

Net earnings	13,124	$6,283

Other comprehensive (loss) Income:
Change in unrealized loss on debt securities:
Unrealized (loss) gain arising during the year	(367)	680
Amortization of unrealized loss on debt securities transferred to held-to-maturity	2	5

Other comprehensive (loss) Income before income taxes	(365)	685

Deferred income taxes	110	(174)

Total other comprehensive (loss) Income	(255)	511

Comprehensive income	12,869	$6,794

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2024 and 2023

(Dollars in thousands except per share amounts)

	Preferred		Preferred						Accumulated
	Stock		Stock				Additional		Other	Total
	Series B		Series C		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2022	1,360	—	—	—	7,058,897	71	90,408	(22,073)	(5,826)	62,580
Additional allowance recognized due to adoption of Topic 326	—	—	—	—	—	—	(181)	—	—	(181)
Proceeds from the sale of common stock	—	—	—	—	72,221	—	324	—	—	324
Stock-based compensation	—	—	—	—	119,101	1	489	—	—	490
Net change in unrealized loss on debt securities available for sale	—	—	—	—	—	—	—	—	506	506
Amortization of unrealized loss on debt securities transferred to held-to-maturity	—	—	—	—	—	—	—	—	5	5
Net earnings	—	—	—	—	—	—	—	6,283	—	6,283
Balance at December 31, 2023	1,360	—	—	—	7,250,219	72	91,221	(15,971)	(5,315)	70,007
Net proceeds from the sale of preferred stock	—	—	525,641	—	—	—	1,932	—	—	1,932
Net proceeds from the sale of common stock	—	—	—	—	4,270,213	43	17,843	—	—	17,886
Stock-based compensation	—	—	—	—	115,660	1	489	—	—	490
Net change in unrealized loss on debt securities available for sale	—	—	—	—	—	—	—	—	(257)	(257)
Amortization of unrealized loss on debt securities transferred to held-to-maturity	—	—	—	—	—	—	—	—	2	2
Net earnings	—	—	—	—	—	—	—	13,124	—	13,124
Balance at December 31, 2024	1,360	—	525,641	—	11,636,092	116	111,485	(2,847)	(5,570)	103,184

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net earnings	$13,124	$6,283
Adjustments to reconcile net earnings to net cash provided by operating activities:
Credit loss expense	2,222	4,047
Depreciation and amortization	301	227
Deferred income taxes	10	821
Net accretion of fees, premiums and discounts	(59)	(4)
Stock-based compensation expense	490	490
(Increase) in accrued interest receivable	(874)	(1,030)
Amortization of right-of-use asset	298	333
Net decrease in operating lease liabilities	(290)	(299)
(increase) decrease in other assets	(730)	(4,925)
Increase in other liabilities	1,113	939
Net cash provided by operating activities	15,605	6,882

Cash flows from investing activities:
Principal repayments of debt securities available for sale	1,220	1,430
Principal repayments of debt securities held-to-maturity	80	184
Net increase in loans	(126,207)	(197,853)
Purchases of premises and equipment	(988)	(668)
Purchases (redemption) of FHLB stock	425	(2,754)
Net cash used in investing activities	(125,470)	(199,661)
Cash flows from financing activities:
Net increase in deposits	132,614	131,682
Net (decrease) increase in FHLB Advances	(12,000)	52,000
Net (decrease) increase in FRB Advances	(13,600)	13,600
Net Proceeds from sale of preferred stock (net of offering costs of $118)	1,932	—
Proceeds from sale of common stock (net of offering costs of $576)	17,886	324

Net cash provided by financing activities	126,832	197,606

Net increase in cash and cash equivalents	16,967	4,827

Cash and cash equivalents at beginning of the year	76,663	71,836

Cash and cash equivalents at end of the year	$93,630	$76,663

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$26,431	$11,799

Income taxes	$2,235	$1,070

Noncash transactions:
Change in accumulated other comprehensive gain (loss), net change in unrealized gain (loss) on debt securities available for sale, net of income taxes	$(257)	$506

Amortization of unrealized loss on debt securities transferred to held-to-maturity	$2	$5

Reduction stockholders’ equity due to adoption of Topic 326, net	$—	$(181)

Right-of use lease assets obtained in exchange for operating lease liabilities	$816	375

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

At December 31, 2024 and 2023, and for the Years Then Ended

(1) Summary of Significant Accounting Policies

Organization. OptimumBank Holdings, Inc. (the “Company”) is a one-bank holding company and owns 100% of OptimumBank (the “Bank”), a Florida-chartered commercial bank. The Company’s only business is the operation of the Bank. The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of community banking services to individual and corporate customers through its two banking branch offices located in Broward County, Florida. In addition, the Bank opened a third branch office in Miami-Dade County in the third quarter of 2024.

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

The Company may be required by law or regulation to maintain cash reserves in the form of vault cash or deposit with Federal Reserve Banks or in Pass-through accounts with other banks. This requirement is based on the amount of the Bank’s transaction deposit accounts. As of December 31, 2024, and 2023, the Bank did not have a reserve requirement as the Federal Reserve Board lowered the requirements to zero for all depository institutions.

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

Adoption of New Accounting Standards. The Company adopted Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and the related amendments (collectively, Accounting Standards Codification 326), effective January 1, 2023. The guidance replaces the incurred loss methodology with the current expected credit loss (“CECL”) methodology. CECL applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and to certain off-balance sheet credit exposures, such as loan commitments, standby letters of credits, financial guarantees, and other similar instruments. In addition, Accounting Standards Codification 326 (“ASC 326”) requires credit losses on debt securities available for sale to be presented as an allowance rather than as a write-down if management does not intend to sell or believes that it is more likely than not, that the Company will not be required to sell.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures. Upon adoption on January 1, 2023, the Company recorded an increase of $218,000 allowance for credit losses, $23,000 liability for unfunded commitments, a deferred income tax asset of $60,000 and a reduction in retained earnings of $181,000.

Allowance for Credit Losses (“ACL”). The following is a summary of the Company’s significant accounting policies with respect to ASC 326:

ACL - Debt Securities Available for Sale. Management uses a systematic methodology to determine its ACL for debt securities available for sale. Each quarter management evaluates impairment where there has been a decline in fair value below the amortized cost basis to determine whether there is a credit loss associated with the decline in fair value. The Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either one of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which the fair value is less than the amortized cost basis, among various other factors, including the nature of the collateral, potential future changes in collateral values, default rates, delinquency rates, third-party guarantees, credit ratings, interest rate changes since purchase, volatility of the security’s fair value and historical loss information for financial assets secured with similar collateral among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost basis, an ACL is recorded, which is limited by the amount that the fair value is less than the amortized cost basis. Credit losses are calculated individually, rather than collectively. Any impairment that has not been recorded through an ACL is recognized in other comprehensive (loss) income.

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

Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the debt securities available for sale and does not record an ACL on accrued interest receivable. As of December 31, 2024, and 2023 the accrued interest receivable for debt securities available for sale recognized in accrued interest receivable was $153,000 and $167,000, respectively.

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

The Company follows its nonaccrual policy by reversing contractual interest income in the consolidated statements of earnings when the Company places a loan on nonaccrual status. Therefore, management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an ACL on accrued interest receivable. As of December 31, 2024, and 2023 the accrued interest receivable for loans was $3.1 million. and $2.2 million, respectively.

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

As of December 31, 2024, and 2023 the liability recorded for expected credit losses on unfunded commitments was $150,000 and $311,000 respectively, and is included in “other liabilities” on the accompanying consolidated balance sheets. The current adjustment to the ACL for unfunded commitments is recognized through credit loss expense in the consolidated statements of earnings.

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

Revenue Recognition. The majority of the Company’s revenues come from interest income and financial assets, including loans, and securities which are outside the accounting guidance with respect to revenue from contracts with customers. The Company’s services that fall within this guidance are presented within noninterest income and are recognized as revenue as the Company satisfies its obligation to the customer. The following summarizes the Company’s revenue recognition accounting policy for service charges and fees.

Service Charges and Fees. Service charges and fees consist of fees earned on transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as wire fees, ATM use fees, debit card interchange fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that it the point in time the Company fulfills the customer’s request and satisfies the performance obligation. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance.

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

Advertising. The Company expenses all media advertising as incurred. Media advertising expense included in other noninterest expenses in the accompanying consolidated statements of earnings was approximately $293,000 and $102,000 during the years ended December 31, 2024 and 2023, respectively.

Stock Compensation Plan. The Company has adopted the fair value recognition method and expenses the fair value of any stock options as they vest. Under the fair value recognition method, the Company recognizes stock-based compensation in the accompanying consolidated statements of earnings.

Net Earnings Per Share.

Basic earnings per share have been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods. During the year ended December 31, 2024 the Company issued Series C convertible Preferred stock. Each share of Series C Convertible Preferred can be converted into one share of common stock at any time at the option of the holder. The conversion feature is considered to be diluted earnings per share (EPS) in accordance with ASC 260. The dilutive effect is calculated using the if-converted method.

	Year Ended December 31,
	2024			2023
	Weighted Average			Weighted Average
(dollars in thousands, except per share amounts)	Earnings	Shares	Amount	Earnings	Shares	Amount

Basic EPS:
Net earnings	$13,124	9,445,535	$1.39	$6,283	7,238,680	$0.87
Effect of conversion of series C preferred shares		399,257			—
Diluted EPS:
Net earnings	$13,124	9,844,792	$1.33	$6,283	7,238,680	$0.87

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

Collateral Dependent Loans. The fair value of collateral dependent loans with specific allocations of the allowance for credit losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans. Such adjustments result in level 3 fair value classification for collateral dependent loans measured at fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Collateral dependent loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the allowance policy.

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

Comprehensive Income. GAAP generally requires that recognized revenue, expenses, gains and losses be included in net earnings. Although certain changes in consolidated assets and liabilities, such as unrealized gains and losses on debt securities available for sale, are reported as a separate component of the equity section of the consolidated balance sheets, such items along with net earnings, are components of comprehensive income.

Accumulated other comprehensive loss consists of the following (in thousands):

	December 31,
	2024	2023

Unrealized loss on debt securities available for sale	$(7,473)	$(7,106)
Unamortized portion of unrealized loss related to debt securities available for sale transferred to debt securities held-to-maturity	(10)	(13)
Income tax benefit	1,913	1,804

Accumulated other comprehensive loss	$(5,570)	$(5,315)

Recent Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Improvements to Income Tax Disclosures.” ASU 2023-09 requires disclosure of specific categories in the income tax rate reconciliation and requires additional information for reconciling items that meet a quantitative threshold. The standard requires an annual disclosure of income taxes paid, net of refunds received, disaggregated by federal, state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. The standard is effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. The Company does not expect the adoption of the standard to have a material impact on its disclosures.

In November 2024, the FASB issued ASU 2024-03, “Expense Disaggregation Disclosures.” ASU 2024-03 requires disclosure to disaggregate prescribed expenses within relevant income statement captions. The standard is effective for fiscal years beginning after December 15, 2026 and for interim periods after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact of the changes to its existing disclosures.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(2) Debt Securities. Debt securities have been classified according to management’s intent. The carrying amount of debt securities and approximate fair values are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At December 31, 2024:
Available for sale:
SBA Pool Securities	$581	$—	$(14)	$567
Collateralized mortgage obligations	128	—	(17)	111
Taxable municipal securities	16,654	—	(4,740)	11,914
Mortgage-backed securities	12,883	—	(2,702)	10,181
Total	$30,246	$—	$(7,473)	$22,773

Held-to-maturity:
Collateralized mortgage obligations	$281	$—	$(34)	$247
Total	$281	$—	$(34)	$247

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At December 31, 2023:
Available for sale:
SBA Pool Securities	$706	$—	$(16)	$690
Collateralized mortgage obligations	138	—	(15)	123
Taxable municipal securities	16,690	—	(4,480)	12,210
Mortgage-backed securities	13,927	—	(2,595)	11,332
Total	$31,461	$—	$(7,106)	$24,355

Held-to-maturity:
Collateralized mortgage obligations	$353	$—	$(35)	$318
Mortgage-backed securities	7	1	—	8
Total	$360	$1	$(35)	$326

There were no sales of debt securities available for sale during the years ended December 31, 2024 and 2023.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(2) Debt Securities, Continued.

Debt securities with gross unrealized losses, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position, is as follows (in thousands):

	Over Twelve Months		Less Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
At December 31, 2024:
Available for Sale:
SBA Pool Securities	$(14)	$567	$—	$—
Collateralized mortgage obligations	(17)	111	—	—
Taxable municipal securities	(4,740)	11,914	—	—
Mortgage-backed securities	(2,702)	10,181		—
Total	$(7,473)	$22,773	$—	$—
At December 31, 2023:
Available for Sale:
SBA Pool Securities	$(16)	$690	$—	$—
Collateralized mortgage obligations	—	—	(15)	123
Taxable municipal securities	(4,480)	12,210	—	—
Mortgage-backed securities	(2,595)	11,332	—	—
Total	$(7,091)	$24,232	$(15)	$123

At December 31, 2024 and 2023, the unrealized losses on forty debt securities were caused by market conditions.

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

The Company performed an analysis that determined that the mortgage-backed securities, collateralized mortgage obligations, and U.S. government securities, have a zero expected credit loss as they have the full faith and credit backing of the U.S. government or one of its agencies. Municipal bonds that do not have a zero expected credit loss are evaluated at least quarterly to determine whether there is a credit loss associated with a decline in fair value. At December 31, 2024 and 2023 all municipal securities were rated as investment grade. All debt securities in an unrealized loss position as of December 31, 2024 continue to perform as scheduled and the Company does not believe that there is a credit loss or that credit loss expense is necessary. Also, as part of our evaluation of our intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. The Company does not currently intend to sell the investments within the portfolio, and it is not more-likely-than-not that a sale will be required.

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

The Company’s debt securities available-for-sale and held-to-maturity all have contractual maturity dates which are greater than ten years as of December 31, 2024. Expected maturities of these debt securities will differ from contractual maturities because borrowers have the right to call or repay obligations with or without call or prepayment penalties.

(3) Loans. The components of loans are as follows (in thousands):

	At December 31,
	2024	2023

Residential real estate	$74,064	$71,400
Multi-family real estate	64,001	67,498
Commercial real estate	485,671	422,680
Land and construction	77,295	32,600
Commercial	52,810	41,870
Consumer	50,399	44,023

Total loans	804,240	680,071

Deduct:
Net deferred loan fees	(595)	(1,294)
Allowance for loan losses	(8,660)	(7,683)

Loans, net	$794,985	$671,094

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3) Loans, Continued. An analysis of the change in the allowance for credit losses for the years ended December 31, 2024, and 2023, follows (in thousands):

	Residential	Multi-Family	Commercial	Land and
	Real Estate	Real Estate	Real Estate	Construction	Commercial	Consumer	Total
Year Ended December 31, 2024:
Beginning balance	$1,020	$1,041	$3,793	$1,019	$281	$529	$7,683
Credit loss (expense) income	94	(255)	(1,088)	996	1,411	1,214	2,372
Charge-offs	—	—	—	—	(17)	(1,760)	(1,777)
Recoveries	—	—	—	—	—	382	382
Ending balance (December 31, 2024)	1,114	786	2,705	2,015	1,675	365	8,660

Year Ended December 31, 2023:
Beginning balance	768	748	3,262	173	277	565	5,793
Additional allowance recognized due to adoption of Topic 326	33	327	(367)	278	(262)	209	218
Balance January 1, 2023	801	1,075	2,895	451	15	774	6,011
Credit loss (expense) income	219	(34)	898	568	250	1,858	3,759
Charge-offs	—	—	—	—	(71)	(2,371)	(2,442)
Recoveries	—	—	—	—	87	268	355
Ending balance (December 31, 2023)	$1,020	$1,041	$3,793	$1,019	$281	$529	$7,683

For year ended December 31, 2024, the Company recognized credit loss income of $150,000 related to unfunded loan commitments, compared to Credit loss expenses of $311,000 for the year ended December 31, 2023.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3) Loans, Continued. Age analysis of past due loans at December 31, 2024 and 2023 is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At December 31, 2024:
Residential real estate	$—	$—	$—	$—	$74,064	$—	$74,064
Multi-family real estate	—	—	—	—	64,001	—	64,001
Commercial real estate	—	—	—	—	485,671	—	485,671
Land and construction	—	—	—	—	71,698	5,597	77,295
Commercial	—	—	—	—	51,436	1,374	52,810
Consumer	187	151	—	338	49,456	605	50,399

Total	$187	$151	$—	$338	$796,326	$7,576	$804,240

At December 31, 2023:
Residential real estate	$—	$—	$—	$—	$71,400	$—	$71,400
Multi-family real estate	—	—	—	—	67,498	—	67,498
Commercial real estate	—	—	—	—	422,680	—	422,680
Land and construction	—	—	—	—	32,600	—	32,600
Commercial	—	—	—	—	41,870	—	41,870
Consumer	230	208	—	438	42,560	1,025	44,023

Total	$230	$208	$—	$438	$678,608	$1,025	$680,071

Internally assigned loan grades are defined as follows:

Pass –	a Pass loan’s primary source of loan repayment is satisfactory, with secondary sources very likely to be realized if necessary. These are loans that conform in all aspects to bank policy and regulatory requirements, and no repayment risk has been identified.

OLEM –	an Other Loan Especially Mentioned has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or the Company’s credit position at some future date.

Substandard –	a Substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Included in this category are loans that are current on their payments, but the Bank is unable to document the source of repayment. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful –	a loan classified as Doubtful has all the weaknesses inherent in one classified as Substandard, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future. The Company charges off any loan classified as Doubtful.

Loss –	a loan classified as Loss is considered uncollectible and of such little value that continuance as a bankable asset is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future. The Company fully charges off any loan classified as Loss.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3) Loans, Continued.

	Term Loans						Revolving Loans (Amortized	Revolving Loans Converted to Term Loans (Amortized
	Amortized Cost Basis by Origination Year						Cost	Cost
Land and Construction	2024	2023	2022	2021	2020	Prior	Basis)	Basis)	Total
Pass	$2,114	$47,795	$15,230	$2,388	$1,445	$2,726	$—	$—	$71,698
OLEM (Other Loans Especially Mentioned)	—	—	—	—	—	—	—	—	—
Substandard	—	5,597	—	—	—	—	—	—	5,597
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Subtotal loans	$2,114	$53,392	$15,230	$2,388	$1,445	$2,726	$—	$—	$77,295
Current period Gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate
Pass	$7,500	$21,301	$20,612	$8,976	$4,220	$7,089	$289	$—	$69,987
OLEM (Other Loans Especially Mentioned)	—	—	1,563	—	—	—	—	—	1,563
Substandard	—	—	1,880	—	—	634	—	—	2,514
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Subtotal loans	$7,500	$21,301	$24,055	$8,976	$4,220	$7,723	$289	$—	$74,064
Current period Gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family real estate
Pass	$5,000	$586	$27,137	$22,239	$5,882	$3,157	$—	$—	$64,001
OLEM (Other Loans Especially Mentioned)	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Subtotal loans	$5,000	$586	$27,137	$22,239	$5,882	$3,157	$—	$—	$64,001
Current period Gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate (CRE)
Pass	$92,827	$124,755	$170,118	$42,975	$12,527	$16,328	$—	$—	$459,530
OLEM (Other Loans Especially Mentioned)	—	—	16,875	5,294	1,870	927	—	—	24,966
Substandard	—	—	—	—	—	1,175	—	—	1,175
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Subtotal loans	$92,827	$124,755	$186,993	$48,269	$14,397	$18,430	$—	$—	$485,671
Current period Gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial loans
Pass	$22,249	$22,223	$1,923	$1,461	$603	$—	$—	$—	$48,459
OLEM (Other Loans Especially Mentioned)	5	2,972	—	—	—			—	2,977
Substandard	—	1,374	—	—	—			—	1,374
Doubtful	—	—	—	—	—			—	—
Loss	—	—	—	—	—			—	—
Subtotal loans	$22,254	$26,569	$1,923	$1,461	$603	$—	$—	$—	$52,810
Current period Gross write-offs	$—	$—	$—	$—	$—	$(17)	$—	$—	$(17)
Consumer
Pass	$73	$4,098	$2,733	$1,313	$40	$2	$41,535	$—	$49,794
OLEM (Other Loans Especially Mentioned)	—	—	—	—	—	—	—	—	—
Substandard	—	605	—	—	—	—	—	—	605
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Subtotal loans	$73	$4,703	$2,733	$1,313	$40	$2	$41,535	$—	$50,399
Current period Gross write-offs	$—	$(701)	$(781)	$(274)	$—	$(4)	$—	$—	$(1,760)

(continued)

	Term Loans							Revolving Loans
	Amortized Cost Basis by Origination Year						Revolving Loans	Converted to Term
Land and Construction	2023	2022	2021	2020	2019	Prior	(Amortized Cost Basis)	Loans (Amortized Cost Basis)	Total
Pass	$11,869	$14,933	$2,689	$1,488	$1,621	$—	$—	$—	$32,600
OLEM (Other Loans Especially Mentioned)	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Subtotal loans	$11,869	$14,933	$2,689	$1,488	$1,621	$—	$—	$—	$32,600
Current period Gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate
Pass	$21,343	$25,898	$9,747	$4,777	$4,044	$4,844	$747	$—	$71,400
OLEM (Other Loans Especially Mentioned)	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Subtotal loans	$21,343	$25,898	$9,747	$4,777	$4,044	$4,844	$747	$—	$71,400
Current period Gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family real estate
Pass	$1,369	$29,561	$27,224	$6,086	$2,064	$1,194	$—	$—	$67,498
OLEM (Other Loans Especially Mentioned)	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Subtotal loans	$1,369	$29,561	$27,224	$6,086	$2,064	$1,194	$—	$—	$67,498
Current period Gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate (CRE)
Pass	$123,081	$204,425	$52,536	$15,297	$12,593	$13,539	$—	$—	$421,471
OLEM (Other Loans Especially Mentioned)	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	1,209	—	—	—	1,209
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Subtotal loans	$123,081	$204,425	$52,536	$15,297	$13,802	$13,539	$—	$—	$422,680
Current period Gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial loans
Pass	$37,854	$1,935	$1,403	$634	$44	$—	$—	$—	$41,870
OLEM (Other Loans Especially Mentioned)	—	—	—	—	—			—	—
Substandard	—	—	—	—	—			—	—
Doubtful	—	—	—	—	—			—	—
Loss	—	—	—	—	—			—	—
Subtotal loans	$37,854	$1,935	$1,403	$634	$44	$—	$—	$—	$41,870
Current period Gross write-offs	$(45)	$—	$—	$—	$—	$(26)	$—	$—	$(71)
Consumer
Pass	$8,697	$6,994	$3,626	$147	$111	$—	$23,423	$—	$42,998
OLEM (Other Loans Especially Mentioned)	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	1,025	—	1,025
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Subtotal loans	$8,697	$6,994	$3,626	$147	$111	$—	$24,448	$—	$44,023
Current period Gross write-offs	$(423)	$(1,065)	$(880)	$(3)	$—	$—	$—	$—	$(2,371)

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3) Loans, Continued

The Company did not make any modifications of loans to borrowers experiencing financial difficulties during the years ended December 31, 2024, and 2023.

The Company recognized $2.2 million of interest income on nonaccrual loans in 2024 and $85,000 in 2023.

The following table presents the amortized costs basis of loans on nonaccrual status, net of fees and costs as of December 31, 2024 and 2023. As of December 31, 2024 and 2023 there were no loans 90 days or more past due and still accruing.

	December 31, 2024
(dollars in thousands)	Nonaccrual Without ACL	Nonaccrual With ACL	Total Nonaccrual
Land and construction	$5,597	$—	$5,597
Commercial	—	1,374	1,374
Consumer	605	—	605
Total	$6,202	$1,374	$7,576

	December 31, 2023
(dollars in thousands)	Nonaccrual Without ACL	Nonaccrual With ACL	Total Nonaccrual
Consumer	$1,025	$—	$1,025

Collateral-dependent Loans

The following table presents the amortized cost basis of non-accruing collateral-dependent loans by class of loans and type of collateral identified as of December 31, 2024 and 2023 under the current expected credit loss model:

	December 31, 2024
(dollars in thousands)	Real Estate	Other	Total
Land and construction	$5,597	$—	$5,597
Commercial	—	1,374	1,374
Consumer	605	—	605
Total	$6,202	$1,374	$7,576

	December 31, 2023
(dollars in thousands)	Real Estate	Other	Total
Consumer	$1,025	$—	$1,025

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(4) Premises and Equipment A summary of premises and equipment follows (in thousands):

	At December 31,
	2024	2023
Furniture, fixtures and equipment	$2,268	$1,786
Leasehold improvements	1,182	677

Total, at cost	3,450	2,463

Less accumulated depreciation and amortization	(1,388)	(1,088)

Premises and equipment, net	$2,062	$1,375

(5) Leases. The Company’s operating lease obligation includes three branch locations as of December 31, 2024, with one new location in North Miami Beach, Florida, opened during 2024. The Company’s leases have a weighted-average remaining lease term of approximately 7.8 years and do not offer options to extend the leases. The components of lease expense and other lease information are as follows (in thousands):

	For the year ended December 31,
	2024	2023

Operating lease cost	$370	$343
Cash paid for amounts included in measurement of lease liabilities	$334	$310

	At December 31, 2024	At December 31, 2023

Operating lease right-of-use assets	2,679	2,161
Operating lease liabilities	2,774	2,248
Weighted-average remaining lease term	7.8 years	7.2 years
Weighted-average discount rate	4.9%	4.3%

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(5) Leases. Continued Future minimum lease payments under non-cancellable leases, reconciled to our discounted operating lease liabilities are as follows (in thousands):

At December 31, 2024
2025	$433
2026	411
2027	441
2028	450
Thereafter	1,507
Total future minimum lease payments	3,242
Less imputed interest	(468)
Total operating lease liability	$2,774

(6) Deposits

The aggregate amount of time deposits with a minimum denomination of $250,000 was approximately $74.8 million and $39.1 million at December 31, 2024 and 2023, respectively.

A schedule of maturities of time deposits at December 31, 2024 follows (in thousands):

Maturing Year Ending December 31,	Amount
2025	$251,438
2026	30,495
2029	7
Total	$281,940

(7) Borrowings.

The maturities and interest rates on the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) advances were as follows (dollars in thousands)

	Maturity Year Ending	Interest	At December 31,
	December 31,	Rate	2024	2023
FHLB	2025	4.57%	10,000	—
FHLB	2025	4.43%	30,000	—
FHLB	2025	1.01%	10,000	10,000
FHLB	2024	5.57%	—	22,000
FHLB	2024	4.96%	—	30,000
FRB	2024	1.96%	—	13,600
			$50,000	$75,600

At December 31, 2024, three FHLB Advances were structured advances with potential calls on a quarterly basis.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(7) Borrowings. Continued

FHLB advances are collateralized by a blanket lien requiring the Company to maintain certain first mortgage loans as pledged collateral. At December 31, 2024, the Company had outstanding borrowings of $50 million, with the FHLB, against its $236 million in established borrowing capacity. As of December 31, 2024 the Company had loans pledged with a carrying value of $226 million as collateral for FHLB advances.

In addition, the Bank has a line of credit with the Federal Reserve Bank (“FRB”) which is secured by investment securities with fair value of $1.8 million as of December 31, 2024. During 2024, the FRB borrowings were fully repaid.

At December 31, 2024, the Company also had lines of credit amounting to $30.5 million with five correspondent banks to purchase federal funds. Disbursements on the lines are subject to the approval of correspondent banks. At December 31, 2024 and 2023 there were no borrowings under these lines of credit.

(8) Financial Instruments

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	At December 31, 2024			At December 31, 2023
	Carrying Amount	Fair Value	Level	Carrying Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$93,630	$93,630	1	$76,663	$76,663	1
Debt Securities available for sale	22,773	22,773	2	24,355	24,355	2
Debt Securities held-to-maturity	281	247	2	360	326	2
Loans	794,985	766,871	3	671,094	652,965	3
Federal Home Loan Bank stock	2,929	2,929	3	3,354	3,354	3
Accrued interest receivable	3,348	3,348	3	2,474	2,474	3

Financial liabilities:
Deposit liabilities	772,195	769,561	3	639,581	645,426	3
Federal Home Loan Bank advances	50,000	49,815	3	62,000	61,565	3
Other Borrowings	—	—	3	13,600	13,592	3
Off-balance sheet financial instruments	—	—		—	—	3
	—	—	3	—	—	3

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

Commitments to extend credit, unused lines of credit, and standby letters of credit typically result in loans with a market interest rate when funded. A summary of the contractual amounts of the Company’s financial instruments with off-balance-sheet risk at December 31, 2024 follows (in thousands):

Commitments to extend credit	$8,103

Unused lines of credit	$55,238

Standby letters of credit	$4,547

(9) Income Taxes

Income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023
Current:
Federal	$3,486	$1,040
State	1,011	313

Total Current	4,497	1,353

Deferred:
Federal	9	654
State	1	167

Total Deferred Income tax	10	821

Total Income tax	$4,507	$2,174

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(9) Income Taxes Continued

The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows (dollars in thousands):

	Year Ended December 31,
	2024		2023
		% of		% of
	Amount	Pretax Loss	Amount	Pretax Loss

Income tax benefit at statutory rate	$3,703	21.0%	$1,776	21.0%
Increase resulting from:
State taxes, net of Federal tax benefit	799	4.5%	379	4.5%
Other permanent differences	5	0.1%	19	0.2%

	$4,507	25.6%	$2,174	25.7%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	At December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$36	$41
Allowance for loan losses	1,849	1,519
Premises and equipment	—	14
Nonaccrual loan interest	19	22
Accrued expense	208	114
Operating lease liabilities	709	574
Unrealized loss on debt securities	1,913	1,804
Other	—	1

Total deferred tax assets	4,734	4,089

Deferred tax liabilities:
Premises and equipment	(208)	—
Right of use lease assets	(685)	(552)
Loan costs	(840)	(634)
Total deferred tax liabilities	(1,733)	(1,186)
Net deferred tax asset	$3,001	$2,903

A valuation allowance for deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies which will create taxable income during the periods in which those temporary differences become deductible. At December 31, 2024, the Company’s management assessed whether the valuation allowance is required based on its earnings history, trend over the past year, and its estimate of future earnings. Management concluded from its assessment that it was more likely than not that the deferred tax assets would be realizable, and therefore, no valuation allowance was recorded.

At December 31, 2024, the Company had net operating loss carryforwards of approximately $0.14 million for Federal and Florida tax purposes available to offset future taxable income. These carryforwards begin to expire in 2029. A portion of the Federal and Florida net operating losses are subject to Internal Revenue Code (“IRC”) Section 382 limitations.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(9) Income Taxes, Continued

The Company files U.S., Florida, and Illinois income tax returns. The Company is no longer subject to U.S. Federal or state income tax examinations by taxing authorities for years before 2021.

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

During 2024, the Company incurred approximately $55,000 in legal fees payable to a law firm owned by a director.

At December 31, 2024 and 2023, related parties had approximately $39.6 million and $30.6 million, respectively, on deposit with the Company.

At December 31, 2024 and 2023, related party loans totaled $122,500 and $131,500, respectively.

(11) Stock-Based Compensation

The Company is authorized to grant stock options, stock grants and other forms of equity-based compensation under its 2018 Equity Incentive Plan, as amended (the “Plan”). The plan has been approved by the shareholders. In June 2023, shareholders approved an amendment to increase the number of authorized shares under the plan from 500,000 to 1,050,000 shares. At December 31, 2024, there were 423,659 shares remain available for future grants under the plan.

During the year ended December 31, 2024, the Company recorded compensation expense of: (a) $185,000 with respect to 42,610 shares issued to a director for services performed; and (b) $305,000 with respect to 73,050 shares issued to certain employees for services performed.

During the year ended December 31, 2023, the Company recorded compensation expense of: (a) $274,000 with respect to 66,479 shares issued to a director and an executive officer for services performed; and (b) $216,000 with respect to 52,622 shares issued to certain employees for services performed.

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

The bank has adopted the community bank leverage ratio framework (CBLR framework), for qualifying community banking organizations.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(12) Regulatory Matters Continued

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

Management believes, as of December 31, 2024, that the Bank meets all capital adequacy requirements to which it is subject. The Bank’s actual capital amounts and percentages are presented in the table ($ in thousands):

	Actual		To Be Well Capitalized Under Prompt Corrective
			Action Regulations (CBLR Framework)
	Amount	%	Amount	%
As of December 31, 2024:
Tier I Capital to Total Assets	$107,112	10.91%	$88,381	9.00%

As of December 31, 2023:
Tier I Capital to Total Assets	$74,999	10.00%	$67,499	9.00%

(13) Dividends.

The Company is subject to regulatory restrictions on the payment of cash dividends. Banking regulations place certain restrictions on dividends and loans or advances made by the Bank to the Company. The amount of cash dividends that may be paid by the Bank to the Company is based on the Bank’s net earnings of the current year combined with the Bank’s retained earnings of the preceding two years, as defined by state banking regulations. However, for any dividend declaration, the Company must consider additional factors such as the amount of current period net earnings, liquidity, asset quality, capital adequacy and economic conditions. It is likely that these factors would further limit the amount of dividends which the Company could declare. In addition, bank regulators have the authority to prohibit banks from paying dividends if they deem such payment to be an unsafe or unsound practice. As of December 31, 2024, the Bank did not declare or pay any dividends.

(14) Contingencies.

Various claims also arise from time to time in the normal course of business. In the opinion of management, none have occurred that will have a material adverse effect on the Company’s consolidated financial statements.

(15) Retirement Plans.

The Company has a 401(k) Profit Sharing plan covering all eligible employees who are over the age of twenty-one and have completed one year of service. The Company may make a matching contribution each year. The Company matching contributions in connection with this plan during the years ended December 31, 2024 and 2023 was $220,000 and $150,000, respectively.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(16) Fair Value Measurement

Debt securities available for sale measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2024:
SBA Pool Securities	$567	$—	$567	$—
Collateralized mortgage obligations	111	—	111	—
Taxable municipal securities	11,914	—	11,914	—
Mortgage-backed securities	10,181	—	10,181	—
Total	$22,773	$—	$22,773	$—

At December 31, 2023:
SBA Pool Securities	$690	$—	$690	$—
Collateralized mortgage obligations	123	—	123	—
Taxable municipal securities	12,210	—	12,210	—
Mortgage-backed securities	11,332	—	11,332	—
Total	$24,355	$—	$24,355	$—

During the years ended December 31, 2024 and 2023, no debt securities were transferred in or out of Level 3.

(17) Company Unconsolidated Financial Information

The Company’s unconsolidated financial information as of December 31, 2024 and 2023 and for the years then ended follows (in thousands):

Condensed Balance Sheets

	Condensed Balance Sheets
	At December 31,
	2024	2023
Assets

Cash	$2,216	$825
Investment in subsidiary	101,451	69,549
Other assets	199	206

Total assets	$103,866	$70,580

Liabilities and Stockholders’ Equity

Other liabilities	$682	$573
Stockholders’ equity	103,184	70,007

Total liabilities and stockholders’ equity	$103,866	$70,580

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(17) Company Unconsolidated Financial Information Continued

Condensed Statements of Earnings

	Year Ended December 31,
	2024	2023
Income of subsidiary	$14,033	$7,253
Other expense	(1,221)	(1,304)
Income tax benefit	312	333

Net earnings	$13,124	$6,283

Condensed Statements of Cash Flows

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net earnings	$13,124	$6,283
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Stock-based compensation	490	490
Equity in undistributed income of subsidiary	(14,033)	(7,254)
Decrease in other assets	7	1,943
Increase in other liabilities	109	(63)
Net cash (used in) provided by operating activities	(303)	1,399

Cash flow from investing activities:
Capital infusion to bank subsidiary	(18,124)	(1,500)

Cash flow from financing activities:
Proceeds from sale of preferred stock (net of offering costs of $118)	1,932	—
Proceeds from sale of common stock (net of offering costs of $576)	17,886	324

Cash provided by financing activities	19,818	324

Net increase in cash	1,391	223

Cash at beginning of the year	825	602

Cash at end of year	$2,216	$825

Noncash transactions:

Change in accumulated other comprehensive loss of subsidiary, net change in unrealized loss on debt securities available for sale, net of income taxes	$(255)	$511
Reduction in investment in subsidiary due to adoption of ASC 326	$—	181

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(18) Series B and C Preferred Stock and ATM offering program.

Except in the event of liquidation, if the Company declares or pays a dividend or distribution on the common stock, the Company shall simultaneously declare and pay a dividend on the Series B Preferred Stock on a pro rata basis with the common stock determined on an as-converted basis assuming all shares of Series B Preferred Stock had been converted immediately prior to the record date of the applicable dividend. As of December 31, 2024 the Series B Preferred Stock is convertible into 11,113,889 shares of common stock, at the option of the Company, subject to the prior fulfilment of the following conditions: (i) such conversion shall have been approved by the holders of a majority of the outstanding common stock of the Company; and (ii) such conversion must not result in any holder of the Series B Preferred Stock and any persons with whom the holder may be acting in concert, becoming the beneficial owners of more than 9.9% of the outstanding shares of the Company’s common stock, unless the issuance, shall have been approved by all banking regulatory authorities whose approval is required for the acquisition of such shares. The number of shares issuable upon conversion is subject to adjustment based on the terms of the Series B Preferred Stock. The Series B Preferred has preferential liquidation rights over common stockholders. The liquidation price is the greater of $25,000 per share of Series B Preferred or such amount per share of Series B Preferred that would have been payable had all shares of the Series B Preferred been converted into common stock pursuant to the terms of the Series B Preferred Stock’s Certificate of Designation immediately prior to a liquidation. The Series B Preferred generally has no voting rights except as provided in the Certificate of Designation.

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

On March 8, 2024, the Company’s board of directors approved the issuance of up to 4,000,000 of Series C Preferred Stock. Each share of the Series C Preferred Stock is convertible into one share of common stock, at the option of the holder, provided that certain regulatory-required conditions are met.

During the year ended December 31, 2024, the Company issued 525,641 of Series C Preferred Stock to an unrelated party at a cash price of $3.90 per share, or an aggregate of $2,050,000.

On August 9, 2024, the Company filed a Form S-3 registration statement with Securities and Exchange Commission, registering for sale of up to an aggregate of $25 million in shares of common stock through an at-the-market offering (“ATM Program”). Under the ATM Program, the Company sold 1,958,661 shares during the year ended on December 31, 2024, generating net proceeds of $9,062,244. The ATM Program allows the Company to issue and sell to the public from time to time at prevailing market prices, at the Company’s discretion, newly issued shares of common stock. The ATM Program is expected to provide the Company with additional financing flexibility and intends to use the net proceeds from the ATM Program to facilitate growth.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, the Company used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its evaluation under the framework in Internal Control-Integrated Framework, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2024.

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

(c) Changes in Internal Controls

The Company has made no significant changes in its internal controls over financial reporting during the year ended December 31, 2024, that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The Company has a Code of Ethics that applies to its chief executive officer, chief operating officer, chief financial officer (who is also its chief accounting officer) and controller. This Code of Ethics is also posted on its website at https://optimumbankinvestors.com/docs/Code-of-Ethics.pdf.

A list of the Company’s executive officers and biographical information about them and its directors will be included in the definitive Proxy Statement for its 2024 Annual Meeting of Stockholders, which will be filed within 120 days of the end of its fiscal year ended December 31, 2024 (the “2024 Proxy Statement”) and is incorporated herein by reference. Information about its Audit Committee may be found in the Proxy Statement. That information is incorporated herein by reference.

Item 11. Executive Compensation

Information relating to the Company’s executive officer and director compensation and the compensation committee of its Board of Directors will be included in the 2024 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to security ownership of certain beneficial owners of its common stock and information relating to the security ownership of its management will be included in the 2024 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The Company has one equity compensation plan under which shares of its common stock were available to be issued at December 31, 2024. The plan was previously approved by its shareholders.

The following table provides information generally as of December 31, 2024, regarding securities to be issued on exercise of stock options, and securities remaining available for issuance under the Company’s equity compensation plan that was in effect during fiscal year 2024.

Number of
securities
remaining
	Number of	Weighted	available for
	securities to be	average	future
	issued upon	exercise	issuance
	exercise of	price of	under the equity
	outstanding	outstanding	compensation
Plan Category	options	options	plan
Equity compensation plans approved by stockholders	—	—	423,659

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence will be included in the 2024 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accounting fees and services will be included in the 2024 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

3.1	Amended and Restated Articles of Incorporation (filed herewith)

4.1	Bylaws (incorporated by reference from Current Report on Form 8-K filed with the SEC on May 11, 2004)

4.2	Description of Securities (filed herewith)

4.3	Form of stock certificate (incorporated by reference from Quarterly Report on Form 10-QSB filed with the SEC on August 12, 2004)

10.1	OptimumBank Holdings, Inc. 2018 Equity Incentive Plan (incorporated by reference from Proxy Statement on Schedule 14A filed with the SEC on May 2, 2018)

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated by reference from Annual Report on Form 10-K filed with the SEC on March 31, 2010)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Principal Executive Officer under 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer under 18 U.S.C. Section 1350

EXHIBIT INDEX

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lauderdale, State of Florida, on February 26, 2025.

OPTIMUMBANK HOLDINGS, INC.

/s/ Timothy Terry
Timothy Terry
Principal Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Moishe Gubin	Chairman of the Board	February 26, 2025
Moishe Gubin

/s/ Joel Klein	Principal Financial Officer	February 26, 2025
Joel Klein

/s/ Steven Newman	Director	February 26, 2025
Steven Newman

/s/ Moishe Gubin	Director	February 26, 2025
Moishe Gubin

/s/ Joel Klein	Director	February 26, 2025
Joel Klein

/s/ Avi M. Zwelling	Director	February 26, 2025
Avi M. Zwelling

/s/ Michael Blisko	Director	February 26, 2025
Michael Blisko

