Form 10-Q
period 2025-03-31
OptimumBank Holdings, Inc.
filed 2025-05-12
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 Par Value	OPHC	NYSE American

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,751,082 shares of common stock, $.01 par value, issued and outstanding as of May 12, 2025.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

i

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets:
Cash and due from banks	$13,542	$13,982
Interest-bearing deposits with banks	129,914	79,648
Total cash and cash equivalents	143,456	93,630
Debt securities available for sale	23,043	22,773
Debt securities held-to-maturity (fair value of $241 and $247)	269	281
Loans, net of allowance for credit losses of $8,270 and $8,660	791,232	794,985
Federal Home Loan Bank stock	1,128	2,929
Premises and equipment, net	2,249	2,062
Right-of-use lease assets	2,647	2,679
Accrued interest receivable	3,287	3,348
Deferred tax asset	2,777	3,001
Other assets	7,380	7,245

Total assets	$977,468	$932,933
Liabilities and Stockholders’ Equity:

Liabilities:
Noninterest-bearing demand deposits	$235,779	$211,900
Savings, NOW and money-market deposits	289,768	278,355
Time deposits	327,387	281,940

Total deposits	852,934	772,195

Federal Home Loan Bank advances	10,000	50,000
Operating lease liabilities	2,746	2,774
Other liabilities	3,785	4,780

Total liabilities	869,465	829,749

Commitments and contingencies (Notes 8 and 11)
Stockholders’ equity:
Preferred stock, no par value 6,000,000 shares authorized:	-	-

Series B Convertible Preferred, no par value 1,520 shares authorized, 1,360 shares issued and outstanding	-	-
Series C Convertible Preferred, no par value, 4,000,000 shares authorized, 525,641 shares issued and outstanding	-	-
Common stock, $.01 par value; 30,000,000 shares authorized, 11,751,082 and 11,636,092 shares issued and outstanding	118	116
Additional paid-in capital	112,015	111,485
Retained earnings (accumulated deficit)	1,023	(2,847)
Accumulated other comprehensive loss	(5,153)	(5,570)

Total stockholders’ equity	108,003	103,184
Total liabilities and stockholders’ equity	$977,468	$932,933

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Interest income:
Loans	$13,601	$11,836
Debt securities	160	170
Other	1,246	1,459

Total interest income	15,007	13,465

Interest expense:
Deposits	5,278	5,077
Borrowings	303	637

Total interest expense	5,581	5,714

Net interest income	9,426	7,751

Credit loss (reversal) expense	(165)	1,057

Net interest income after credit loss (reversal) expense	9,591	6,694

Noninterest income:
Service charges and fees	1,038	968
Other	193	271

Total noninterest income	1,231	1,239

Noninterest expenses:
Salaries and employee benefits	3,381	2,849
Professional fees	247	195
Occupancy and equipment	282	205
Data processing	533	554
Regulatory assessment	198	123
Other	985	783

Total noninterest expenses	5,626	4,709

Net earnings before income taxes	5,196	3,224

Income taxes	1,326	847

Net earnings	$3,870	$2,377

Net earnings per share - Basic	$0.33	$0.31
Net earnings per share - Diluted	$0.32	$0.31

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2025	2024

Net earnings	$3,870	$2,377

Other comprehensive income (loss):
Change in unrealized gain (loss) on debt securities:
Unrealized gain (loss) arising during the period	561	(513)

Amortization of unrealized loss on debt securities transferred to held-to-maturity	(1)	-

Other comprehensive income (loss) before income taxes	560	(513)

Deferred income tax (expense) benefit	(143)	131

Total other comprehensive income (loss)	417	(382)

Comprehensive income	$4,287	$1,995

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2025 and 2024

(Dollars in thousands, except share amounts)

								(Accumulated	Accumulated
	Preferred Stock						Additional	Deficit)	Other
	Series B		Series C		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	earnings	Loss	Equity

Balance at December 31, 2023 (audited)	1,360	$-	-	$-	7,250,219	$72	$91,221	$(15,971)	$(5,315)	$70,007

Proceeds from sale of preferred stock (net of offering costs of $118) (unaudited)	-	-	525,641	-	-	-	1,932	-	-	1,932

Proceeds from sale of common stock (net of offering costs of $339) (unaudited)	-	-	-	-	2,311,552	23	8,780	-	-	8,803

Stock-based compensation (unaudited)	-	-	-	-	73,050	1	306	-	-	307

Net change in unrealized loss on debt securities available for sale (unaudited)	-	-	-	-	-	-	-	-	(382)	(382)

Net earnings (unaudited)	-	-	-	-	-	-	-	2,377	-	2,377

Balance at March 31, 2024 (unaudited)	1,360	$-	525,641	$-	9,634,821	$96	$102,239	$(13,594)	$(5,697)	$83,044

Balance at December 31, 2024 (audited)	1,360	$-	525,641	$-	11,636,092	$116	$111,485	$(2,847)	$(5,570)	$103,184

Proceeds from sale of common stock (net of offering costs of $16) (unaudited)	-	-	-	-	52,819	1	235	-	-	236

Stock-based compensation (unaudited)	-	-	-	-	62,171	1	295	-	-	296

Net change in unrealized gain on debt securities available for sale (unaudited)	-	-	-	-	-	-	-	-	418	418

Amortization of unrealized loss on debt securities transferred to held-to-maturity (unaudited)	-	-	-	-	-	-	-	-	(1)	(1)

Net earnings (unaudited)	-	-	-	-	-	-	-	3,870	-	3,870

Balance at March 31, 2025 (unaudited)	1,360	$-	525,641	$-	11,751,082	$118	$112,015	$1,023	$(5,153)	$108,003

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net earnings	$3,870	$2,377
Adjustments to reconcile net earnings to net cash provided by operating activities:
Credit loss (reversal) expense	(165)	1,057
Depreciation and amortization	96	55
Deferred income tax expense (benefit)	81	(75)
Net amortization (accretion) of fees, premiums and discounts	1	(62)
Stock-based compensation expense	296	307
Decrease (increase) in accrued interest receivable	61	(516)
Amortization of right-of-use lease assets	32	70
Net decrease in operating lease liabilities	(28)	(63)
Increase in other assets	(135)	(502)
Decrease in other liabilities	(974)	(104)
Net cash provided by operating activities	3,135	2,544

Cash flows from investing activities:
Principal repayments of debt securities available for sale	261	233
Principal repayments of debt securities held-to-maturity	11	24
Net decrease (increase) in loans	3,926	(76,316)
Purchases of premises and equipment	(283)	(259)
Redemption of FHLB stock	1,801	900
Net cash provided by (used in) investing activities	5,716	(75,418)

Cash flows from financing activities:
Net increase in deposits	80,739	158,828
Net decrease in FHLB advances	(40,000)	(22,000)
Net decrease in FRB advances	-	(245)
Proceeds from sale of preferred stock (net of offering costs of $118)	-	1,932
Proceeds from sale of common stock (net of offering costs of $16 and $339)	236	8,803
Net cash provided by financing activities	40,975	147,318

Net increase in cash and cash equivalents	49,826	74,444

Cash and cash equivalents at beginning of the period	93,630	76,663

Cash and cash equivalents at end of the period	$143,456	$151,107

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,796	$5,875

Income taxes	$479	$454

Noncash transactions:
Change in accumulated other comprehensive loss, net change in unrealized gain (loss) on debt securities available for sale, net of income taxes	$418	$(382)

Amortization of unrealized loss on debt securities transferred to held-to-maturity	$(1)	$-

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) General. OptimumBank Holdings, Inc. (the “Company”) is a one-bank holding company and owns 100% of OptimumBank (the “Bank”), a Florida-chartered community bank. The Company’s only business is the operation of the Bank. The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of community banking services to individual and corporate customers through its three banking offices located in Broward County and Miami-Dade, Florida. The Bank also markets its deposit and electronic funds transfer services on a national basis to merchant cash advance providers.

Basis of Presentation. In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2025, and the results of operations and cash flows for the three month periods ended March 31, 2025 and 2024. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the full year of 2025.

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

Accumulated other comprehensive loss consists of the following (Dollars in thousands):

	March 31, 2025	December 31, 2024

Unrealized loss on debt securities available for sale	$(6,912)	$(7,473)
Unamortized portion of unrealized loss related to debt securities available for sale transferred to securities held-to-maturity	(11)	(10)
Income tax benefit	1,770	1,913

Accumulated other comprehensive loss	$(5,153)	$(5,570)

Recent Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Improvements to Income Tax Disclosures.” ASU 2023-09 requires disclosure of specific categories in the income tax rate reconciliation and requires additional information for reconciling items that meet a quantitative threshold. The standard requires an annual disclosure of income taxes paid, net of refunds received, disaggregated by federal, state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. The standard is effective for fiscal years beginning after December 15, 2024. The adoption of this standard did not have a material impact on the Company’s disclosures.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2) Debt Securities. Debt securities have been classified according to management’s intent. The amortized cost of debt securities and fair values are as follows (Dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

At March 31, 2025:
Available for sale:
SBA Pool Securities	$547	$-	$(14)	$533
Collateralized mortgage obligations	124	-	(15)	109
Taxable municipal securities	16,644	-	(4,408)	12,236
Mortgage-backed securities	12,640	-	(2,475)	10,165
Total	$29,955	$-	$(6,912)	$23,043

Held-to-maturity:
Collateralized mortgage obligations	$269	$-	(28)	$241
Total	$269	$-	(28)	$241

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

At December 31, 2024:
Available for sale:
SBA Pool Securities	$581	$-	$(14)	$567
Collateralized mortgage obligations	128	-	(17)	111
Taxable municipal securities	16,654	-	(4,740)	11,914
Mortgage-backed securities	12,883	-	(2,702)	10,181
Total	$30,246	$-	$(7,473)	$22,773

Held-to-maturity:
Collateralized mortgage obligations	$281	$-	(34)	$247
Total	$281	$-	(34)	$247

As of March 31, 2025, debt securities with a fair value of $1.7 million were pledged as collateral to the Federal Reserve Bank. There were no sales of debt securities during the three months ended March 31, 2025, and 2024.

Debt securities available for sale with gross unrealized losses, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position, is as follows (Dollars in thousands):

	Over Twelve Months		Less Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
At March 31, 2025:
Available for Sale:
SBA Pool Securities	$(14)	$533	$-	$-
Collateralized mortgage obligation	(15)	109	-	-
Taxable municipal securities	(4,408)	12,236	-	-
Mortgage-backed securities	(2,475)	10,165	-	-
Total	$(6,912)	$23,043	$-	$-

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2) Debt Securities, Continued.

	Over Twelve Months		Less Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

At December 31, 2024:
Available for Sale:
SBA Pool Securities	$(14)	$567	$-	$-
Collateralized mortgage obligation	(17)	111	-	-
Taxable municipal securities	(4,740)	11,914	-	-
Mortgage-backed securities	(2,702)	10,181	-	-
Total	$(7,473)	$22,773	$-	$-

At March 31, 2025 and December 31, 2024, the unrealized losses on forty investment debt securities, respectively, were caused by interest-rate changes.

The Company performed an analysis that determined that the mortgage-backed securities, collateralized mortgage obligations, and U.S. government securities, have a zero expected credit loss as they have the full faith and credit backing of the U.S. government or one of its agencies. Municipal bonds that do not have a zero expected credit loss are evaluated at least quarterly to determine whether there is a credit loss associated with a decline in fair value. At March 31, 2025 and December 31, 2024 all municipal securities were rated as investment grade. All debt securities in an unrealized loss position as of March 31, 2025 and December 31, 2024 continue to perform as scheduled and the Company does not believe that there is a credit loss or that credit loss expense is necessary. Also, as part of our evaluation of our intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. The Company does not currently intend to sell the investments within the portfolio, and it is not more-likely-than-not that a sale will be required.

Management continues to monitor all of our investments with a high degree of scrutiny. There can be no assurance that in a future period, conditions may exist at that time indicating that some or all of the Company’s securities may be sold that would require a charge to earnings as credit loss expense in such period.

(3) Loans. The segments of loans are as follows (Dollars in thousands):

	March 31, 2025	December 31, 2024

Residential real estate	$71,638	$74,064
Multi-family real estate	63,615	64,001
Commercial real estate	482,113	485,671
Land and construction	80,338	77,295
Commercial	50,585	52,810
Consumer	51,955	50,399

Total loans	800,244	804,240

Deduct:
Net deferred loan fees and costs	(742)	(595)
Allowance for credit losses	(8,270)	(8,660)

Loans, net	$791,232	$794,985

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued.

An analysis of the change in the allowance for credit losses follows (Dollars in thousands):

	Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Total
Three Months Ended March 31, 2025:

Beginning balance (December 31, 2024)	$1,114	$786	$2,705	$2,015	$1,675	$365	$8,660
Credit loss (reversal) expense	(48)	129	(108)	6	(87)	(36)	(144)
Charge-offs	-	-	-	-	-	(325)	(325)
Recoveries	-	-	-	-	-	79	79
Ending balance (March 31, 2025)	$1,066	$915	$2,597	$2,021	$1,588	$83	$8,270

During the period ended March 31, 2025, the company recognized $21,000 of credit loss reversal related to unfunded loan commitments.

	Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Total
Three Months Ended March 31, 2024:

Beginning balance (December 31, 2023)	$1,020	$1,041	$3,793	$1,019	$281	$529	$7,683
Credit loss (reversal) expense	(49)	(12)	315	493	(30)	414	1,131
Charge-offs	-	-	-	-	(17)	(618)	(635)
Recoveries	-	-	-	-	-	102	102
Ending balance (March 31, 2024)	$971	$1,029	$4,108	$1,512	$234	$427	$8,281

During the period ended March 31, 2024, the Company recognized $74,000 of credit loss reversal related to unfunded loan commitments.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued. Age analysis of past-due loans is as follows (Dollars in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At March 31, 2025:
Residential real estate	$-	$-	$-	$-	$71,638	$-	$71,638
Multi-family real estate	-	-	-	-	63,615	-	63,615
Commercial real estate	-	-	-	-	482,113	-	482,113
Land and construction	-	-	-	-	74,741	5,597	80,338
Commercial	-	-	-	-	49,279	1,306	50,585
Consumer	50	17	-	67	51,283	605	51,955

Total	$50	$17	$-	$67	$792,669	$7,508	$800,244

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans

At December 31, 2024:
Residential real estate	$-	$-	$-	$-	$74,064	$-	$74,064
Multi-family real estate	-	-	-	-	64,001	-	64,001
Commercial real estate	-	-	-	-	485,671	-	485,671
Land and construction	-	-	-	-	71,698	5,597	77,295
Commercial	-	-	-	-	51,436	1,374	52,810
Consumer	187	151	-	338	49,456	605	50,399

Total	$187	$151	$-	$338	$796,326	$7,576	$804,240

The Company has not made any modifications of loans to borrowers experiencing financial difficulties during the three months ended March 31, 2025 and 2024.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued.

(Dollars in thousands)	Term Loans						Revolving loans	Revolving loans Converted to term
	Amortized Cost Basis by Origination Year						(Amortized	(Amortized
Construction and land real estate	March 31, 2025	2024	2023	2022	2021	Prior	Cost Basis)	Cost Basis)	Total
Pass	$-	$2,113	$50,649	$15,520	$2,321	$4,138	$-	$-	$74,741
OLEM (Other Loans Especially Mentioned)	-	-	-	-	-	-	-	-	-
Substandard	-	-	5,597	-	-	-	-	-	5,597
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$-	$2,113	$56,246	$15,520	$2,321	$4,138	$-	$-	$80,338
Current period Gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Residential real estate
Pass	$-	$7,500	$17,451	$20,039	$8,916	$11,199	$200	$-	$65,305
OLEM (Other Loans Especially Mentioned)	-	-	3,821	-	-	-	-	-	3,821
Substandard	-	-	-	1,867	-	645	-	-	2,512
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$-	$7,500	$21,272	$21,906	$8,916	$11,844	$200	$-	$71,638
Multi-family real estate
Pass	$-	$4,988	$584	$22,299	$17,400	$8,965	$-	$-	$54,236
OLEM (Other Loans Especially Mentioned)	-	-	-	4,688	4,691	-	-	-	9,379
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$-	$4,988	$584	$26,987	$22,091	$8,965	$-	$-	$63,615
Current period Gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate (CRE)
Pass	$-	$92,658	$124,641	$164,398	$43,327	$29,710	$-	$-	$454,734
OLEM (Other Loans Especially Mentioned)	-	-	-	21,621	4,589	-	-	-	26,210
Substandard	-	-	-	-	-	1,169	-	-	1,169
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$-	$92,658	$124,641	$186,019	$47,916	$30,879	$-	$-	$482,113
Current period Gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial business loans
Pass	$3,783	$19,258	$17,535	$1,888	$1,381	$595	$-	$-	$44,440
OLEM (Other Loans Especially Mentioned)	-	5	4,834	-	-	-	-	-	4,839
Substandard	-	-	1,306	-	-	-	-	-	1,306
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$3,783	$19,263	$23,675	$1,888	$1,381	$595	$-	$-	$50,585
Current period Gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Consumer
Pass	$69	$12	$3,734	$2,104	$1,044	$15	$44,372	$-	$51,350
OLEM (Other Loans Especially Mentioned)	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	605	-	605
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$69	$12	$3,734	$2,104	$1,044	$15	$44,977	$-	$51,955
Current period Gross write-offs	$-	$-	$(69)	$(254)	$(2)	$-	$-	$-	$(325)

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued.

(Dollars in thousands)	Term Loans						Revolving Loans	Revolving Loans Converted to Term Loans
	Amortized Cost Basis by Origination Year						(Amortized	(Amortized
Land and Construction	2024	2023	2022	2021	2020	Prior	Cost Basis)	Cost Basis)	Total
Pass	$2,114	$47,795	$15,230	$2,388	$1,445	$2,726	$-	$-	$71,698
OLEM (Other Loans Especially Mentioned)	-	-	-	-	-	-	-	-	-
Substandard	-	5,597	-	-	-	-	-	-	5,597
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$2,114	$53,392	$15,230	$2,388	$1,445	$2,726	$-	$-	$77,295
Current period Gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Residential real estate
Pass	$7,500	$21,301	$20,612	$8,976	$4,220	$7,089	$289	$-	$69,987
OLEM (Other Loans Especially Mentioned)	-	-	1,563	-	-	-	-	-	1,563
Substandard	-	-	1,880	-	-	634	-	-	2,514
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$7,500	$21,301	$24,055	$8,976	$4,220	$7,723	$289	$-	$74,064
Current period Gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Multi-family real estate
Pass	$5,000	$586	$27,137	$22,239	$5,882	$3,157	$-	$-	$64,001
OLEM (Other Loans Especially Mentioned)	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$5,000	$586	$27,137	$22,239	$5,882	$3,157	$-	$-	$64,001
Current period Gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate (CRE)
Pass	$92,827	$124,755	$170,118	$42,975	$12,527	$16,328	$-	$-	$459,530
OLEM (Other Loans Especially Mentioned)	-	-	16,875	5,294	1,870	927	-	-	24,966
Substandard	-	-	-	-	-	1,175	-	-	1,175
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$92,827	$124,755	$186,993	$48,269	$14,397	$18,430	$-	$-	$485,671
Current period Gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial loans
Pass	$22,249	$22,223	$1,923	$1,461	$603	$-	$-	$-	$48,459
OLEM (Other Loans Especially Mentioned)	5	2,972	-	-	-	-	-	-	2,977
Substandard	-	1,374	-	-	-	-	-	-	1,374
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$22,254	$26,569	$1,923	$1,461	$603	$-	$-	$-	$52,810
Current period Gross write-offs	$-	$-	$-	$-	$-	$(17)	$-	$-	$(17)
Consumer
Pass	$73	$4,098	$2,733	$1,313	$40	$2	$41,535	$-	$49,794
OLEM (Other Loans Especially Mentioned)	-	-	-	-	-	-	-	-	-
Substandard	-	605	-	-	-	-	-	-	605
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$73	$4,703	$2,733	$1,313	$40	$2	$41,535	$-	$50,399
Current period Gross write-offs	$-	$(701)	$(781)	$(274)	$-	$(4)	$-	$-	$(1,760)

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(4) Earnings Per Share. Basic earnings per share have been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods. For the three months periods ended March 31, 2025 and 2024, the Company had 525,641 Series C Convertible Preferred outstanding, each share of Series C Convertible Preferred can be converted into one share of common stock under specific and limited circumstances at any time at the option of the holder. The conversion feature is considered to be diluted earnings per share (EPS) in accordance with ASC 260. The dilutive effect is calculated using the if-converted method.

	Three Months Ended
	March 31,
	2025			2024
		Weighted Average			Weighted Average
(dollars in thousands, except per share amounts)	Earnings	Shares	Amount	Earnings	Shares	Amount

Basic EPS:
Net earnings	$3,870	11,704,610	$0.33	$2,377	7,616,305	$0.31
Effect of conversion of series C preferred shares		525,641			17,328
Diluted EPS:
Net earnings	$3,870	12,230,251	$0.32	$2,377	7,633,633	$0.31

(5) Stock-Based Compensation.

The Company is authorized to grant stock options, stock grants and other forms of equity-based compensation under its 2018 Equity Incentive Plan (the “2018 Plan”). The plan has been approved by the shareholders. The Company is currently authorized to issue up to 1,050,000 shares of common stock under the 2018 Plan. At March 31, 2025, 361,488 shares remain available for grant.

During the three-month period ended March 31, 2025, the Company issued 62,171 shares to employees for services performed and recorded compensation expense of $296,000.

During the three-month period ended March 31, 2024, the Company issued 73,050 shares to employees for services performed and recorded compensation expense of $307,000.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(6) Fair Value Measurements.

Debt securities available for sale measured at fair value on a recurring basis are summarized below (Dollars in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
At March 31, 2025:
SBA Pool Securities	$533	$-	$533	$-
Collateralized mortgage obligations	109	-	109	-
Taxable municipal securities	12,236	-	12,236	-
Mortgage-backed securities	10,165	-	10,165	-
Total	$23,043	-	$23,043	$-

At December 31, 2024:
SBA Pool Securities	$567	$-	$567	$-
Collateralized mortgage obligations	111	-	111	-
Taxable municipal securities	11,914	-	11,914	-
Mortgage-backed securities	10,181	-	10,181	-
Total	$22,773	-	$22,773	$-

(7) Financial Instruments. The estimated fair values and fair value measurement method with respect to the Company’s financial instruments were as follows (Dollars in thousands):

	At March 31, 2025			At December 31, 2024
	Carrying Amount	Fair Value	Level	Carrying Amount	Fair Value	Level

Financial assets:
Cash and cash equivalents	$143,456	$143,456	1	$93,630	$93,630	1
Debt securities available for sale	23,043	23,043	2	22,773	22,773	2
Debt securities held-to-maturity	269	241	2	281	247	2
Loans	791,232	777,392	3	794,985	766,871	3
Federal Home Loan Bank stock	1,128	1,128	3	2,929	2,929	3
Accrued interest receivable	3,287	3,287	3	3,348	3,348	3

Financial liabilities:
Deposit liabilities	852,934	839,469	3	772,195	769,561	3
Federal Home Loan Bank advances	10,000	10,000	3	50,000	49,815	3

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

Commitments to extend credit, unused lines of credit, and standby letters of credit typically result in loans with a market interest rate when funded. A summary of the contractual amounts of the Company’s financial instruments with off-balance-sheet risk at March 31, 2025 follows (Dollars in thousands):

Commitments to extend credit	$19,393

Unused lines of credit	$51,479

Standby letters of credit	$4,547

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

As of March 31, 2025, and December 31, 2024, the Bank meets all capital adequacy requirements to which it is subject. The Bank’s actual capital amounts and percentages are presented in the table (Dollars in thousands):

	Actual		To Be Well Capitalized Under Prompt Corrective Action Regulations (CBLR Framework)
	Amount	%	Amount	%
As of March 31, 2025:
Tier 1 Capital to Total Assets	$112,303	11.71%	$86,329	9.00%

As of December 31, 2024:
Tier 1 Capital to Total Assets	$107,112	10.91%	$88,381	9.00%

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(10) Series B and C Preferred Stock and ATM offering program.

Except in the event of liquidation, if the Company declares or pays a dividend or distribution on the common stock, the Company shall simultaneously declare and pay a dividend on the Series B Preferred Stock on a pro rata basis with the common stock determined on an as-converted basis assuming all shares of Series B Preferred Stock had been converted immediately prior to the record date of the applicable dividend. As of March 31, 2025, the Series B Preferred Stock is convertible into 11,113,889 shares of common stock, at the option of the Company, subject to the prior fulfilment of the following conditions: (i) such conversion shall have been approved by the holders of a majority of the outstanding common stock of the Company; and (ii) such conversion must not result in any holder of the Series B Preferred Stock and any persons with whom the holder may be acting in concert, becoming the beneficial owners of more than 9.9% of the outstanding shares of the Company’s common stock, unless the issuance, shall have been approved by all banking regulatory authorities whose approval is required for the acquisition of such shares. The number of shares issuable upon conversion is subject to adjustment based on the terms of the Series B Preferred Stock. The Series B Preferred has preferential liquidation rights over common stockholders. The liquidation price is the greater of $25,000 per share of Series B Preferred or such amount per share of Series B Preferred that would have been payable had all shares of the Series B Preferred been converted into common stock pursuant to the terms of the Series B Preferred Stock’s Certificate of Designation immediately prior to a liquidation. The Series B Preferred generally has no voting rights except as provided in the Certificate of Designation.

The Series B Preferred Stock are subdivided into three categories. The Company is authorized to issue 760 shares of Series B-1; 260 shares of Series B-2; and 500 shares of Series B-3. Each category of the Series B preferred stock has substantially the same rights, preferences, powers, restrictions and limitations, except that the initial conversion price of the Series B-1 is $2.50 per share; the initial conversion price for Series B-2 is $4.00 per share, and the initial conversion price for Series B-3 is $4.50 per share. Two Company directors each independently own 380 shares of Series B-1, 130 shares of Series B-2, and 170 shares of Series B-3.

During the Annual Meeting of Shareholders held on June 27, 2023, the Company’s shareholders approved the issuance of up to 11,113,889 shares of common stock upon conversion of the Series B preferred stock previously issued by the Company. Any such conversion is also subject to receipt of any required regulatory approvals by appropriate state and federal bank regulatory agencies.

On March 8, 2024, the Company’s board of directors approved the issuance of up to 4,000,000 of Series C Preferred Stock. Each share of the Series C Preferred Stock is convertible into one share of common stock, at the option of the holder, provided that upon such conversion the holder, together with all affiliates of the holder, will not own or control in the aggregate more than 9.9% of the outstanding shares of the Company’s common stock. As of March 31, 2025, 525,641 shares of Series C Preferred Stock are issued and outstanding.

On August 9, 2024, the Company filed a Form S-3 registration statement with Securities and Exchange Commission, registering for sale of up to an aggregate of $25 million in shares of common stock through an at-the-market offering (“ATM Program”). Under the ATM Program, the Company sold 1,958,661 shares during the year ended on December 31, 2024, generating net proceeds of $9,062,244. During the three months ending March 31, 2025, the Company sold an additional 52,819 common stock shares under the ATM program, generating net proceeds of $236,000. The ATM Program allows the Company to issue and sell to the public from time to time at prevailing market prices, at the Company’s discretion, newly issued shares of common stock. The ATM Program is expected to provide the Company with additional financing flexibility and intends to use the net proceeds from the ATM Program to facilitate growth.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(11) Contingencies. Various claims arise from time to time in the normal course of business. In the opinion of management, none have occurred that will have a material effect on the Company’s condensed consolidated financial statements.

(12) Borrowings.

The maturities and interest rates on the Federal Home Loan Bank (“FHLB”) advances were as follows (dollars in thousands)

	Maturity	Interest	March 31,	December 31,
	Year Ending	Rate	2025	2024
FHLB	2025	4.42%	$10,000	$-
FHLB	2025	4.57%	-	10,000
FHLB	2025	4.43%	-	30,000
FHLB	2025	1.01%	-	10,000
			$10,000	$50,000

At March 31, 2025, FHLB Advances are structured as advances with potential calls on a quarterly basis.

FHLB advances are collateralized by a blanket lien requiring the Company to maintain certain first mortgage loans as pledged collateral. At March 31, 2025, the Company had remaining credit availability of $233.2 million. At March 31, 2025, the Company had loans pledged with a carrying value of $241.9 million as collateral for FHLB advances.

In addition, the Bank has a line of credit with the Federal Reserve Bank which is secured by investment securities with fair value of $1.7 million as of March 31, 2025.

At March 31, 2025, the Company also had lines of credit amounting to $32.2 million with five correspondent banks to purchase federal funds. Disbursements on the lines are subject to the approval of correspondent banks. At December 31, 2024 there were no borrowings under these lines of credit.

(continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto presented elsewhere in this report. For additional information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2024, in the Annual Report on Form 10-K.

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

Strategic Plan

Our key strategic initiatives are designed to generate continued growth in earning assets, core transaction deposits, treasury management fee income, while operating with an efficient cost structure. Continued emphasis on expansion of our South Florida footprint and exploring additional niche lines of business are also part of our strategic plan.

We believe providing our clients with reasonable solutions that meet their business and personal needs fosters stability in our client base, builds full-service banking relationships, and allows for profitable growth that enhances shareholder returns. We intend to deliver the solutions to clients in a very personalized manner while investing in talent and leveraging modern technology to facilitate efficiency and decrease client pain points while enhancing our competitiveness.

We are focused on full-service banking relationships, continuing to identify deposit growth opportunities among our existing customer base and prospects throughout South Florida, Florida, and the United States. Improving our core funding capabilities is foundational to the ability to support our opportunity to capitalize on the strong business and real estate market in South Florida and with our niche skilled nursing facility and merchant cash advance markets. We will accomplish this through the addition of experienced and skilled bankers to our business development and retail banking teams, and we are modernizing and improving our products and digital services to better support our personalized business model. This includes upgrading our core banking system in 2025. We believe adding this talent and upgrading our core banking system will allow us to better service local area small businesses that will add granularity and diversification to our customer base and balance sheet, while improving the utilization of our local area branches.

Modernizing our technology and improving our products and services also allows us to better support our personalized business model to our niche business owner-operator client base with less friction, a human touch, and we believe better convenience than the large banks. In coordination with our Treasury Cash Management capabilities this has allowed us to enter niche businesses including banking services to Skilled Nursing Facilities in the areas of CRE, Asset-Based Lending (ABL) while capturing the business operating accounts. In addition, we have built capabilities in Small Business Administration (SBA) lending, entering the space in late 2023 and being designated as a Preferred Lender under the SBA’s Preferred Lenders Program (PLP) in the first quarter of 2025. Under the program the Bank offers SBA-guaranteed 7A loans generally secured by accounts receivable, inventory, equipment, or real estate. At March 31, 2025 the SBA loan portfolio totaled $9.9 million, or 1.2% of total loans, up from $9 million, or 1.1% of loans at December 31, 2024. Management has implemented initiatives that have enabled us to grow our loan portfolio primarily with South Florida and Florida generated relationships in the commercial real estate, owner-occupied commercial real estate, multifamily, and commercial and industrial sectors, out-of-area loans.

In treasury management services, our primary focus will remain on merchant cash advance providers and the related electronic funds transfer line of business. For this revenue source to increase further in a meaningful way, automation will be necessary in order to further improve efficiency. We are currently investing in the necessary technology and expect efficiencies to occur during 2025.

(continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our strategic plan emphasizes and builds upon initiatives focused on strengthening credit oversight and credit administrative processes and procedures. Moreover, management continues to identify loan growth opportunities that are designed to improve overall profitability without sacrificing credit quality and underwriting standards. This growth oriented strategic direction is expected to be facilitated by maintaining credit administration objectives including a risk-based and comprehensive credit culture and a credit administrative infrastructure that reinforces appropriate risk management practices.

Financial Condition at March 31, 2025 and December 31, 2024

Capital Levels

As of March 31, 2025, the Bank is well capitalized under regulatory guidelines.

Refer to Note 9 for the Bank’s actual and required minimum capital ratios.

Overview

The Company’s total assets increased by approximately $44.6 million to $977.5 million at March 31, 2025, from $932.9 million at December 31, 2024, primarily due to increases in cash and cash equivalents. Net loans decreased by $3.7 million to $791.2 million at March 31, 2025, from $794.9 million at December 31, 2024. Deposits grew by approximately $80.7 million to $852.9 million at March 31, 2025, from $772.2 million at December 31, 2024. Total stockholders’ equity increased by approximately $4.8 million to $108 million at March 31, 2025, from $103.2 million at December 31, 2024, primarily due to net earnings, proceeds from common stock sales, and unrealized gains on debt securities available for sale.

The following table shows selected information for the periods ended or at the dates indicated:

	Three Months Ended March 31,	Year Ended December 31,
	2025	2024

Average equity as a percentage of average assets	11.1%	9.3%

Equity to total assets at end of period	11.0%	11.1%

Return on average assets (1)	1.6%	1.4%

Return on average equity (1)	14.7%	7.3%

Noninterest expenses to average assets (1)	2.4%	2.1%

(1) Annualized for the three months ended March 31, 2025.

Liquidity and Sources of Funds

The Company’s sources of funds include customer deposits, advances from the Federal Home Loan Bank of Atlanta (“FHLB”), principal repayments and sales of debt securities, loan repayments, the use of Federal Funds markets, net earnings, and loans taken out at the Federal Reserve Bank discount window.

Our liquidity is derived primarily from our deposit base, scheduled amortization and prepayments of loans and investment securities, funds provided by operations, and capital. Additionally, as a commercial bank, we are expected to maintain an adequate liquidity position. The liquidity position may consist of cash on hand, cash on demand deposit with correspondent banks, federal funds sold, and unpledged marketable securities such as United States government treasury and agency securities, municipal securities, U.S. agency mortgage-backed securities, and asset-backed securities. Some of our securities are pledged to the Federal Reserve Bank. The market value of securities pledged to the Federal Reserve Bank was $1.7 million at March 31, 2025.

(continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Company increased deposits by approximately $80.7 million during the three-month period ended March 31, 2025. The increase in deposits provided funding for new loan originations and the repayment of outstanding borrowings from FHLB.

In addition to obtaining funds from depositors, the Company may borrow funds from other financial institutions. At March 31, 2025, the Company had outstanding borrowings of $10 million, against its $233.2 million in established borrowing capacity with the FHLB. The Company’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. The Bank has a line of credit with the Federal Reserve Bank which is secured by investment securities with fair value of $1.7 million as of March 31, 2025. At March 31, 2025, the Company also had available lines of credit amounting to $30.5 million with five correspondent banks to purchase federal funds. Disbursements on the lines of credit are subject to the approval of the correspondent banks. We measure and monitor our liquidity daily and believe our liquidity sources are adequate to meet our operating needs.

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

	Three Months Ended March 31,
	2025			2024
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans	$796,846	$13,601	6.83%	$706,678	$11,836	6.70%
Securities	22,977	160	2.79%	24,166	170	2.81%
Other (1)	109,863	1,246	4.54%	106,395	1,459	5.49%

Total interest-earning assets/interest income	929,686	15,007	6.46%	837,239	13,465	6.43%

Cash and due from banks	14,177			15,151
Premises and equipment	2,139			1,474
Other	7,862			5,454

Total assets	$953,864			$859,318

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$277,012	1,751	2.53%	$318,987	2,356	2.95%
Time deposits	312,116	3,527	4.52%	201,257	2,721	5.41%
Borrowings (2)	32,222	303	3.76%	58,541	637	4.35%

Total interest-bearing liabilities/interest expense	621,350	5,581	3.59%	578,785	5,714	3.95%

Noninterest-bearing demand deposits	219,204			202,801
Other liabilities	7,719			5,422
Stockholders’ equity	105,591			72,310

Total liabilities and stockholders’ equity	$953,864			$859,318

Net interest income		$9,426			$7,751

Interest rate spread (3)			2.87%			2.48%

Net interest margin (4)			4.06%			3.70%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.50			1.45

(1)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.
(5)	Annualized.

(continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of the Three-Month Periods Ended March 31, 2025, and 2024

	Three Months Ended		Increase /
	March 31,		(Decrease)
(dollars in thousands, except per share amounts)	2025	2024	Amount	Percentage
Total interest income	$15,007	$13,465	$1,542	11%
Total interest expense	5,581	5,714	(133)	-2%
Net interest income	9,426	7,751	1,675	22%
Credit loss (reversal) expense	(165)	1,057	(1,222)	-116%
Net interest income after credit loss (reversal) expense	9,591	6,694	2,897	43%
Total noninterest income	1,231	1,239	(8)	-1%
Total noninterest expenses	5,626	4,709	917	19%
Net earnings before income taxes	5,196	3,224	1,972	61%
Income taxes	1,326	847	479	57%
Net earnings	$3,870	$2,377	1,493	63%
Net earnings per share - Basic	$0.33	$0.31
Net earnings per share - Diluted	$0.32	$0.31

Net earnings. Net earnings for the three months ended March 31, 2025, were $3.9 million or $0.33 per basic share and $0.32 per diluted share compared to net earnings of $2.4 million or $0.31 per basic share and $0.31 per diluted share for the three months ended March 31, 2024. The increase in net earnings during the three months ended March 31, 2025 compared to three months ended March 31, 2024 is primarily attributed to an increase in net interest income and increase in credit loss reversal.

Interest income. Interest income increased $1.5 million to $15 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 due primarily to increases in average balances of interest earning assets.

Interest expense. Interest expense decreased $0.1 million to $5.6 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to reduction in deposit rates and repayment of borrowings, which lowered overall funding cost.

Credit loss (reversal) expense. The Company recorded a credit loss reversal of $0.2 million for the three months ended March 31, 2025, compared to a credit loss expense of $1.1 million for the three months ended March 31, 2024. The expected credit loss (reversal) expense is a credit to earnings as losses are expected to have occurred in order to bring the total allowance for credit losses to a level deemed appropriate by management to absorb losses expected. Management’s periodic evaluation of the adequacy of the allowance for credit losses is based upon historical experience, the volume and type of lending conducted by the Company, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for credit losses totaled $8.3 million or 1.03% of loans outstanding at March 31, 2025, compared to $8.7 million or 1.08% of loans outstanding at December 31, 2024. During the three-months ended March 31, 2025, the net charge off amounting to $246,000 resulted from consumer lending.

(continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Noninterest income. Total noninterest income was $1.2 million for the three months ended March 31, 2025, compared to $1.2 for the three months ended March 31, 2024, The amount remained relatively unchanged, reflecting consistent performance in wire transfer and ACH fees during first quarter of 2025.

Noninterest expenses. Total noninterest expenses increased to $5.6 million for the three months ended March 31, 2025, compared to $4.7 million for the three months ended March 31, 2024, primarily due to employee compensation and benefits, professional fees, and other expenses.

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

There have been no significant changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

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

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date: May 12, 2025	By:	/s/ Timothy Terry
Timothy Terry
Principal Executive Officer

	By:	/s/ Elliot Nunez
Elliot Nunez
Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and restated Articles of incorporation (incorporated by reference from Annual Report on Form 10-K filed with the SEC on February 26, 2025)

4.1	Bylaws (incorporated by reference from Current Report on Form 8-K filed with the SEC on May 11, 2004)

4.2	Description of Securities (incorporated by reference from Annual Report on Form 10-K filed with the SEC on February 26, 2025)

4.3	Form of stock certificate (incorporated by reference from Quarterly Report on Form 10-QSB filed with the SEC on August 12, 2004)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Principal Executive Officer

32.2	Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

