Form 10-Q
period 2025-06-30
OptimumBank Holdings, Inc.
filed 2025-08-08
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,751,082 shares of common stock, $.01 par value, issued and outstanding as of August 8, 2025.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

i

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets:
Cash and due from banks	$8,833	$13,982
Interest-bearing deposits with banks	172,921	79,648
Total cash and cash equivalents	181,754	93,630
Debt securities available for sale	22,378	22,773
Debt securities held-to-maturity (fair value of $232 and $247)	260	281
Loans, net of allowance for credit losses of $9,338 and $8,660	774,548	794,985
Federal Home Loan Bank stock	658	2,929
Premises and equipment, net	2,426	2,062
Right-of-use lease assets	2,552	2,679
Accrued interest receivable	3,138	3,348
Deferred tax asset	3,135	3,001
Other assets	8,278	7,245

Total assets	$999,127	$932,933
Liabilities and Stockholders’ Equity:

Liabilities:
Noninterest-bearing demand deposits	$259,816	$211,900
Savings, NOW and money-market deposits	300,907	278,355
Time deposits	318,142	281,940

Total deposits	878,865	772,195

Federal Home Loan Bank advances	-	50,000
Operating lease liabilities	2,661	2,774
Other liabilities	6,253	4,780

Total liabilities	887,779	829,749

Commitments and contingencies (Notes 8 and 11)
Stockholders’ equity:
Preferred stock, no par value 6,000,000 shares authorized:
Series B Convertible Preferred, no par value, 1,520 shares authorized, 1,360 shares issued and outstanding	-	-
Series C Convertible Preferred, no par value, 4,000,000 shares authorized, 525,641 shares issued and outstanding	-	-
Common stock, $.01 par value; 30,000,000 shares authorized, 11,751,082 and 11,636,092 shares issued and outstanding	118	116
Additional paid-in capital	112,010	111,485
Retained earnings (accumulated deficit)	4,625	(2,847)
Accumulated other comprehensive loss	(5,405)	(5,570)

Total stockholders’ equity	111,348	103,184
Total liabilities and stockholders’ equity	$999,127	$932,933

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest income:
Loans	$14,026	$12,948	$27,627	$24,784
Debt securities	158	165	318	336
Other	1,404	2,075	2,650	3,534

Total interest income	15,588	15,188	30,595	28,654

Interest expense:
Deposits	5,322	5,919	10,600	10,997
Borrowings	24	527	327	1,164

Total interest expense	5,346	6,446	10,927	12,161

Net interest income	10,242	8,742	19,668	16,493

Credit loss expense	1,040	195	875	1,253

Net interest income after credit loss expense	9,202	8,547	18,793	15,240

Noninterest income:
Service charges and fees	1,099	864	2,137	1,832
Other	735	337	928	608

Total noninterest income	1,834	1,201	3,065	2,440

Noninterest expenses:
Salaries and employee benefits	3,738	3,031	7,119	5,879
Professional fees	275	238	522	433
Occupancy and equipment	294	202	576	408
Data processing	625	575	1,158	1,129
Regulatory assessment	202	231	400	352
Other	1,047	807	2,032	1,591

Total noninterest expenses	6,181	5,084	11,807	9,792

Net earnings before income taxes	4,855	4,664	10,051	7,888

Income taxes	1,253	1,168	2,579	2,015

Net earnings	$3,602	$3,496	$7,472	$5,873

Net earnings per share - Basic	$0.31	$0.36	$0.64	$0.68
Net earnings per share - Diluted	$0.29	$0.34	$0.61	$0.66

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Net earnings	$3,602	$3,496	$7,472	$5,873

Other comprehensive (loss) income:
Change in unrealized (loss) gain on debt securities:
Unrealized (loss) gain arising during the period	(338)	312	223	(201)
Amortization of unrealized loss on debt securities transferred to held-to-maturity	-	1	(1)	1

Other comprehensive (loss) income before income taxes	(338)	313	222	(200)
Deferred income tax benefit (expense)	86	(67)	(57)	64

Total other comprehensive (loss) income	(252)	246	165	(136)

Comprehensive income	$3,350	$3,742	$7,637	$5,737

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2025 and 2024

(Dollars in thousands, except share amounts)

									Accumulated
	Preferred Stock						Additional		Other
	Series B		Series C		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity

Balance at March 31, 2025 (unaudited)	1,360	$-	525,641	$-	11,751,082	$118	$112,015	$1,023	$(5,153)	$108,003
Offering costs related to common stock ($5) (unaudited)	-	-	-	-	-	-	(5)	-	-	(5)
Net change in unrealized loss on debt securities available for sale (unaudited)	-	-	-	-	-	-	-	-	(252)	(252)
Net earnings (unaudited)	-	-	-	-	-	-	-	3,602	-	3,602
Three months ended June 30, 2025 (unaudited)	-	-	-	-	-	-	(5)	3,602	(252)	3,345
Balance at June 30, 2025 (unaudited)	1,360	$-	525,641	$-	11,751,082	$118	$112,010	$4,625	$(5,405)	$111,348
Balance at December 31, 2024 (audited)	1,360	$-	525,641	$-	11,636,092	$116	$111,485	$(2,847)	$(5,570)	$103,184
Proceeds from sale of common stock (net of offering costs of $21) (unaudited)	-	-	-	-	52,819	1	230	-	-	231
Stock-based Compensation (unaudited)	-	-	-	-	62,171	1	295	-	-	296
Net change in unrealized gain on debt securities available for sale (unaudited)	-	-	-	-	-	-	-	-	166	166
Amortization of unrealized loss on debt securities transferred to held-to-maturity (unaudited)	-	-	-	-	-	-	-	-	(1)	(1)
Net earnings (unaudited)	-	-	-	-	-	-	-	7,472	-	7,472
Six months ended June 30, 2025 (unaudited)	-	-	-	-	114,990	2	525	7,472	165	8,164
Balance at June 30, 2025 (unaudited)	1,360	$-	525,641	$-	11,751,082	$118	$112,010	$4,625	$(5,405)	$111,348

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2025 and 2024

(Dollars in thousands, except share amounts)

									Accumulated
	Preferred Stock						Additional		Other
	Series B		Series C		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at March 31, 2024 (unaudited)	1,360	$-	525,641	$-	9,634,821	$96	$102,239	$(13,594)	$(5,697)	$83,044
Stock-based Compensation (unaudited)	-	-	-	-	42,610	-	185	-	-	185
Net change in unrealized gain on debt securities available for sale (unaudited)	-	-	-	-	-	-	-	-	245	245
Amortization of unrealized loss on debt securities transferred to held-to-maturity (unaudited)	-	-	-	-	-	-	-	-	1	1
Net earnings (unaudited)	-	-	-	-	-	-	-	3,496	-	3,496
Three months ended June 30, 2024 (unaudited)	-	-	-	-	42,610	-	185	3,496	246	3,927
Balance at June 30, 2024 (unaudited)	1,360	$-	525,641	$-	9,677,431	$96	$102,424	$(10,098)	$(5,451)	$86,971
Balance at December 31, 2023 (audited)	1,360	$-	-	$-	7,250,219	$72	$91,221	$(15,971)	$(5,315)	$70,007
Proceeds from sale of preferred stock (net of offering costs of $118) (unaudited)	-	-	525,641	-	-	-	1,932	-	-	1,932
Proceeds from sale of common stock (net of offering costs of $339) (unaudited)	-	-	-	-	2,311,552	23	8,780	-	-	8,803
Stock-based Compensation (unaudited)	-	-	-	-	115,660	1	491	-	-	492
Net change in unrealized loss on debt securities available for sale (unaudited)	-	-	-	-	-	-	-	-	(137)	(137)
Amortization of unrealized loss on debt securities transferred to held-to-maturity (unaudited)	-	-	-	-	-	-	-	-	1	1
Net earnings (unaudited)	-	-	-	-	-	-	-	5,873	-	5,873
Six months ended June 30, 2024 (unaudited)	-	-	525,641	-	2,427,212	24	11,203	5,873	(136)	16,964
Balance at June 30, 2024 (unaudited)	1,360	$-	525,641	$-	9,677,431	$96	$102,424	$(10,098)	$(5,451)	$86,971

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net earnings	$7,472	$5,873
Adjustments to reconcile net earnings to net cash provided by operating activities:
Credit loss expense	875	1,253
Depreciation and amortization	217	116
Deferred income tax benefit	(191)	(57)
Net accretion of fees, premiums and discounts	(65)	(51)
Stock-based compensation expense	296	492
Decrease (increase) in accrued interest receivable	210	(520)
Amortization of right-of-use lease assets	127	140
Net decrease in operating lease liabilities	(113)	(126)
Increase in other assets	(1,033)	(842)
Increase (decrease) in other liabilities	1,497	(638)
Net cash provided by operating activities	9,292	5,640

Cash flows from investing activities:
Principal repayments of debt securities available for sale	556	551
Principal repayments of debt securities held-to-maturity	22	46
Net decrease (increase) in loans	19,663	(82,089)
Purchases of premises and equipment	(581)	(618)
Redemption of FHLB stock	2,271	663
Net cash provided by (used in) investing activities	21,931	(81,447)

Cash flows from financing activities:
Net increase in deposits	106,670	123,065
Net decrease in FHLB Advances	(50,000)	(17,000)
Net decrease in FRB Advances	-	(13,600)
Proceeds from sale of preferred stock (net of offering costs of $118)	-	1,932
Proceeds from sale of common stock (net of offering costs of $21 and $339)	231	8,803
Net cash provided by financing activities	56,901	103,200

Net increase in cash and cash equivalents	88,124	27,393

Cash and cash equivalents at beginning of the period	93,630	76,663

Cash and cash equivalents at end of the period	$181,754	$104,056

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$9,305	$12,482

Income taxes	$2,424	$2,015

Noncash transactions:
Net change in unrealized gain (loss) on debt securities available for sale, net of income taxes	$166	$(137)

Amortization of unrealized loss on debt securities transferred to held to maturity	$(1)	$1

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) General. OptimumBank Holdings, Inc. (the “Company”) is a one-bank holding company and owns 100% of OptimumBank (the “Bank”), a Florida-chartered community bank. The Company’s only business is the operation of the Bank. The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of community banking services to individual and corporate customers through its three banking offices located in Broward County and Miami-Dade County, Florida. The Bank also markets its deposit and electronic funds transfer services on a national basis to merchant cash advance providers.

Basis of Presentation. In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2025, the results of operations for the three-month and six-month periods ended June 30, 2025 and 2024, and cash flows for the six-month periods ended in June 30, 2025 and 2024. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six month periods ended June 30, 2025, are not necessarily indicative of the results to be expected for the full year of 2025.

Comprehensive Income. Generally Accepted Accounting Principles (“GAAP”) requires recognized revenue, expenses, gains and losses be included in net earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale debt securities are reported as a separate component of the equity section of the condensed consolidated balance sheets, such items along with net earnings, are components of comprehensive income.

Accumulated other comprehensive loss consists of the following (Dollars in thousands):

	June 30, 2025	December 31, 2024

Unrealized loss on debt securities available for sale	$(7,250)	$(7,473)
Unamortized portion of unrealized loss related to debt securities available for sale transferred to securities held-to-maturity	(11)	(10)
Income tax benefit	1,856	1,913

Accumulated other comprehensive loss	$(5,405)	$(5,570)

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2) Debt Securities. Debt securities have been classified according to management’s intent. The amortized cost of debt securities and fair values are as follows (Dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

At June 30, 2025:
Available for sale:
SBA Pool Securities	$512	$-	$(12)	$500
Collateralized mortgage obligations	121	-	(14)	107
Taxable municipal securities	16,635	-	(4,654)	11,981
Mortgage-backed securities	12,360	-	(2,570)	9,790
Total	$29,628	$-	$(7,250)	$22,378

Held-to-maturity:
Collateralized mortgage obligations	$260	$-	$(28)	$232
Total	$260	$-	$(28)	$232

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

At December 31, 2024:
Available for sale:
SBA Pool Securities	$581	$-	$(14)	$567
Collateralized mortgage obligations	128	-	(17)	111
Taxable municipal securities	16,654	-	(4,740)	11,914
Mortgage-backed securities	12,883	-	(2,702)	10,181
Total	$30,246	$-	$(7,473)	$22,773

Held-to-maturity:
Collateralized mortgage obligations	$281	$-	$(34)	$247
Total	$281	$-	$(34)	$247

As of June 30, 2025, debt securities with a fair value of $1.7 million were pledged as collateral to the Federal Reserve Bank. There were no sales of debt securities during the six-month periods ended June 30, 2025, and 2024.

Debt securities available for sale with gross unrealized losses, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position, is as follows (Dollars in thousands):

	Over Twelve Months		Less Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
At June 30, 2025:
Available for Sale:
SBA Pool Securities	$(12)	$500	$-	$-
Collateralized mortgage obligation	(14)	107	-	-
Taxable municipal securities	(4,654)	11,981	-	-
Mortgage-backed securities	(2,570)	9,790	-	-
Total	$(7,250)	$22,378	$-	$-

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

At June 30, 2025 and December 31, 2024, the unrealized losses on forty investment debt securities, respectively, were caused by interest-rate changes.

The Company performed an analysis that determined that the mortgage-backed securities, collateralized mortgage obligations, and U.S. government securities, have a zero expected credit loss as they have the full faith and credit backing of the U.S. government or one of its agencies. Municipal bonds that do not have a zero expected credit loss are evaluated at least quarterly to determine whether there is a credit loss associated with a decline in fair value. At June 30, 2025 and December 31, 2024 all municipal securities were rated as investment grade. All debt securities in an unrealized loss position as of June 30, 2025 and December 31, 2024 continue to perform as scheduled and the Company does not believe that there is a credit loss or that credit loss expense is necessary. Also, as part of our evaluation of our intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. The Company does not currently intend to sell the investments within the portfolio, and it is not more-likely-than-not that a sale will be required.

Management continues to monitor all of our investments with a high degree of scrutiny. There can be no assurance that in a future period, conditions may exist at that time indicating that some or all of the Company’s securities may be sold that would require a charge to earnings as credit loss expense in such period.

(3) Loans. The segments of loans are as follows (Dollars in thousands):

	June 30, 2025	December 31, 2024

Residential real estate	$66,602	$74,064
Multi-family real estate	68,321	64,001
Commercial real estate	478,224	485,671
Land and construction	61,126	77,295
Commercial	50,351	52,810
Consumer	59,940	50,399

Total loans	784,564	804,240

Deduct:
Net deferred loan fees and costs	(678)	(595)
Allowance for credit losses	(9,338)	(8,660)

Loans, net	$774,548	$794,985

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued.

An analysis of the change in the allowance for credit losses follows (Dollars in thousands):

	Residential Real Estate	Multi- Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Total

Three Months Ended June 30, 2025:

Beginning balance (March 31, 2025)	$1,066	$915	$2,597	$2,021	$1,588	$83	$8,270
Credit loss expense (reversal)	126	(157)	288	(311)	1,001	96	1,043
Charge-offs	-	-	-	-	-	(72)	(72)
Recoveries	-	-	-	-	-	97	97
Ending balance (June 30, 2025)	$1,192	$758	$2,885	$1,710	$2,589	$204	$9,338

Three Months Ended June 30, 2024:

Beginning balance (March 31, 2024)	$971	$1,029	$4,108	$1,512	$234	$427	$8,281
Credit loss (reversal) expense	(1)	(317)	195	165	(100)	321	263
Charge-offs	-	-	-	-	-	(440)	(440)
Recoveries	-	-	-	-	-	104	104
Ending balance (June 30, 2024)	$970	$712	$4,303	$1,677	$134	$412	$8,208

	Residential Real Estate	Multi- Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Total
Six Months Ended June 30, 2025:

Beginning balance (December 31, 2024)	$1,114	$786	$2,705	$2,015	$1,675	$365	$8,660
Credit loss expense (reversal)	78	(28)	180	(305)	914	60	899
Charge-offs	-	-	-	-	-	(397)	(397)
Recoveries	-	-	-	-	-	176	176
Ending balance (June 30, 2025)	$1,192	$758	$2,885	$1,710	$2,589	$204	$9,338

Six Months Ended June 30, 2024:

Beginning balance (December 31, 2023)	$1,020	$1,041	$3,793	$1,019	$281	$529	$7,683
Credit loss (reversal) expense	(50)	(329)	510	658	(130)	735	1,394
Charge-offs	-	-	-	-	(17)	(1,058)	(1,075)
Recoveries	-	-	-	-	-	206	206
Ending balance (June 30, 2024)	$970	$712	$4,303	$1,677	$134	$412	$8,208

Reconciliation of Credit Loss Expense (Reversal)

The following table provides a reconciliation of the credit loss expense (reversal) on the condensed consolidated statements of earnings between the funded and unfunded components at the dates indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2025	2024	2025	2024
Credit loss expense – funded	$1,043	$263	$899	$1,394
Credit loss reversal- unfunded	(3)	(68)	(24)	(141)
Total credit loss expense	$1,040	$195	$875	$1,253

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued.

Residential Real Estate, Multi-Family Real Estate, Commercial Real Estate, Land and Construction. Residential real estate loans are underwritten based on repayment capacity and source, value of the underlying property, credit history and stability. The Company offers first and second one-to-four family mortgage loans; the collateral for these loans is generally the clients’ owner-occupied residences. Although these types of loans present lower levels of risk than commercial real estate loans, risks do still exist because of possible fluctuations in the value of the real estate collateral securing the loan, as well as changes in the borrowers’ financial condition. Multi-family and commercial real estate loans are secured by the subject property. Underwriting standards include, among other factors, loan to value limits, cash flow coverage and general creditworthiness of the obligors. Construction loans to borrowers finance the construction of owner occupied and leased properties. These loans are categorized as construction loans during the construction period, later converting to commercial or residential real estate loans after the construction is complete and amortization of the loan begins. Real estate development and construction loans are approved based on an analysis of the borrower and guarantor, the viability of the project and an acceptable percentage of the appraised value of the property securing the loan. Real estate development and construction loan funds are disbursed periodically based on the percentage of construction completed. The Company carefully monitors these loans with on-site inspections and requires the receipt of lien waivers on funds advanced. Development and construction loans are typically secured by the properties under development or construction, and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely on the value of the underlying property, the Company considers the market conditions and feasibility of proposed projects, the financial condition and reputation of the borrower and guarantors, the amount of the borrower’s equity in the project, independent appraisals, cost estimates and pre-construction sales information. The Company also makes loans on occasion for the purchase of land for future development by the borrower. Land loans are extended for future development for either commercial or residential use by the borrower. The Company carefully analyses the intended use of the property and the viability thereof.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued. Age analysis of past-due loans is as follows (Dollars in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At June 30, 2025:
Residential real estate	$-	$-	$-	$-	$66,602	$-	$66,602
Multi-family real estate	-	-	-	-	68,321	-	68,321
Commercial real estate	-	-	-	-	478,224	-	478,224
Land and construction	-	-	-	-	61,126	-	61,126
Commercial	-	-	-	-	47,737	2,614	50,351
Consumer	115	82	-	197	59,138	605	59,940

Total	$115	$82	$-	$197	$781,148	$3,219	$784,564

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At December 31, 2024:
Residential real estate	$-	$-	$-	$-	$74,064	$-	$74,064
Multi-family real estate	-	-	-	-	64,001	-	64,001
Commercial real estate	-	-	-	-	485,671	-	485,671
Land and construction	-	-	-	-	71,698	5,597	77,295
Commercial	-	-	-	-	51,436	1,374	52,810
Consumer	187	151	-	338	49,456	605	50,399

Total	$187	$151	$-	$338	$796,326	$7,576	$804,240

The Company has not made any modifications of loans to borrowers experiencing financial difficulties during the three-month and six-month periods ended June 30, 2025 and 2024.

The following table presents the amortized costs basis of loans on nonaccrual status, net of fees and costs as of June 30, 2025 and December 31, 2024. As of June 30, 2025 and December 31, 2024 there were no loans 90 days or more past due and still accruing.

	June 30, 2025
(Dollars in thousands)	Nonaccrual Without ACL	Nonaccrual With ACL	Total Nonaccrual
Commercial	$362	$2,252	$2,614
Consumer	605	-	605
Total	$967	$2,252	$3,219

	December 31, 2024
(Dollars in thousands)	Nonaccrual Without ACL	Nonaccrual With ACL	Total Nonaccrual
Land and construction	$5,597	$-	$5,597
Commercial	-	1,374	1,374
Consumer	605	-	605
Total	$6,202	$1,374	$7,576

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued.

Collateral-dependent Loans

The following table presents the amortized cost basis of non-accruing collateral-dependent loans by class of loans and type of collateral identified as of June 30, 2025 and December 31, 2024 under the current expected credit loss model:

	June 30, 2025
(Dollars in thousands)	Real Estate	Other	Total
Commercial	$-	$2,614	$2,614
Consumer	605	-	605
Total	$605	$2,614	$3,219

	December 31, 2024
(Dollars in thousands)	Real Estate	Other	Total
Land and construction	$5,597	$-	$5,597
Commercial	-	1,374	1,374
Consumer	605	-	605
Total	$6,202	$1,374	$7,576

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued.

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
(Dollars in thousands)	June 30, 2025	2024	2023	2022	2021	Prior	(Amortized Cost Basis)	(Amortized Cost Basis)	Total
Residential real estate
Pass	$3,148	$3,673	$21,231	$16,634	$10,881	$8,696	$-	$-	$64,263
OLEM (Other Loans Especially Mentioned)	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	1,855	-	484	-	-	2,339
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$3,148	$3,673	$21,231	$18,489	$10,881	$9,180	$-	$-	$66,602
Current period Gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Multi-family real estate
Pass	$-	$4,979	$10,582	$26,499	$17,356	$8,905	$-	$-	$68,321
OLEM (Other Loans Especially Mentioned)	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$-	$4,979	$10,582	$26,499	$17,356	$8,905	$-	$-	$68,321
Current period Gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate (CRE)
Pass	$21,993	$69,075	$146,494	$170,429	$47,630	$21,441	$-	$-	$477,062
OLEM (Other Loans Especially Mentioned)	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	1,162	-	-	1,162
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$21,993	$69,075	$146,494	$170,429	$47,630	$22,603	$-	$-	$478,224
Current period Gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Land and construction
Pass	$13,233	$8,946	$27,168	$8,215	$880	$2,684	$-	$-	$61,126
OLEM (Other Loans Especially Mentioned)	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$13,233	$8,946	$27,168	$8,215	$880	$2,684	$-	$-	$61,126
Current period Gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial
Pass	$22,207	$15,447	$7,122	$445	$197	$2	$-	$-	$45,420
OLEM (Other Loans Especially Mentioned)	-	-	2,317	-	-	-	-	-	2,317
Substandard	1,390	-	1,224	-	-	-	-	-	2,614
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$23,597	$15,447	$10,663	$445	$197	$2	$-	$-	$50,351
Current period Gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Consumer
Pass	$390	$10	$2,242	$1,633	$820	$9	$54,231	$-	$59,335
OLEM (Other Loans Especially Mentioned)	-	-	-	-	-	-	-	-	-
Substandard	-	-	605	-	-	-	-	-	605
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$390	$10	$2,847	$1,633	$820	$9	$54,231	$-	$59,940
Current period Gross write-offs	$-	$-	$(134)	$(254)	$(9)	$-	$-	$-	$(397)

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued.

	Term Loans						Revolving Loans	Revolving Loans Converted to Term Loans
	Amortized Cost Basis by Origination Year						(Amortized	(Amortized
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Cost Basis)	Cost Basis)	Total
Residential real estate
Pass	$7,500	$21,301	$20,612	$8,976	$4,220	$7,089	$289	$-	$69,987
OLEM (Other Loans Especially Mentioned)	-	-	1,563	-	-	-	-	-	1,563
Substandard	-	-	1,880	-	-	634	-	-	2,514
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$7,500	$21,301	$24,055	$8,976	$4,220	$7,723	$289	$-	$74,064
Current period Gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Multi-family real estate
Pass	$5,000	$586	$27,137	$22,239	$5,882	$3,157	$-	$-	$64,001
OLEM (Other Loans Especially Mentioned)	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$5,000	$586	$27,137	$22,239	$5,882	$3,157	$-	$-	$64,001
Current period Gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate (CRE)
Pass	$92,827	$124,755	$170,118	$42,975	$12,527	$16,328	$-	$-	$459,530
OLEM (Other Loans Especially Mentioned)	-	-	16,875	5,294	1,870	927	-	-	24,966
Substandard	-	-	-	-	-	1,175	-	-	1,175
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$92,827	$124,755	$186,993	$48,269	$14,397	$18,430	$-	$-	$485,671
Current period Gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Land and construction
Pass	$2,114	$47,795	$15,230	$2,388	$1,445	$2,726	$-	$-	$71,698
OLEM (Other Loans Especially Mentioned)	-	-	-	-	-	-	-	-	-
Substandard	-	5,597	-	-	-	-	-	-	5,597
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$2,114	$53,392	$15,230	$2,388	$1,445	$2,726	$-	$-	$77,295
Current period Gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial
Pass	$22,249	$22,223	$1,923	$1,461	$603	$-	$-	$-	$48,459
OLEM (Other Loans Especially Mentioned)	5	2,972	-	-	-	-	-	-	2,977
Substandard	-	1,374	-	-	-	-	-	-	1,374
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$22,254	$26,569	$1,923	$1,461	$603	$-	$-	$-	$52,810
Current period Gross write-offs	$-	$-	$-	$-	$-	$(17)	$-	$-	$(17)
Consumer
Pass	$73	$4,098	$2,733	$1,313	$40	$2	$41,535	$-	$49,794
OLEM (Other Loans Especially Mentioned)	-	-	-	-	-	-	-	-	-
Substandard	-	605	-	-	-	-	-	-	605
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$73	$4,703	$2,733	$1,313	$40	$2	$41,535	$-	$50,399
Current period Gross write-offs	$-	$(701)	$(781)	$(274)	$-	$(4)	$-	$-	$(1,760)

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(4) Earnings Per Share. Basic earnings per share have been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods. For the three-month and six-month periods ended June 30, 2025 and 2024, the Company had 525,641 Series C Convertible Preferred outstanding, each share of Series C Convertible Preferred can be converted into one share of common stock under specific and limited circumstances at any time at the option of the holder. The conversion feature is considered to be diluted earnings per share (EPS) in accordance with ASC 260. The dilutive effect is calculated using the if-converted method.

	Three Months Ended						Six Months Ended
	June 30,						June 30,
	2025			2024			2025			2024
(Dollars in thousands, except per share amounts)	Earnings	Weighted Average Shares	Amount	Earnings	Weighted Average Shares	Amount	Earnings	Weighted Average Shares	Amount	Earnings	Weighted Average Shares	Amount

Basic EPS:
Net earnings	$3,602	11,751,082	$0.31	$3,496	9,639,503	$0.36	$7,472	11,727,974	$0.64	$5,873	8,627,904	$0.68
Effect of conversion of series C preferred shares		525,641			525,641			525,641			274,343
Diluted EPS:
Net earnings	$3,602	12,276,723	$0.29	$3,496	10,165,144	$0.34	$7,472	12,253,615	$0.61	$5,873	8,902,247	$0.66

(5) Stock-Based Compensation.

The Company is authorized to grant stock options, stock grants and other forms of equity-based compensation under its 2018 Equity Incentive Plan (the “2018 Plan”). The plan has been approved by the shareholders. The Company is currently authorized to issue up to 1,550,000 shares of common stock under the 2018 Plan. At June 30, 2025, 861,488 shares remain available for grant.

During the six-month periods ended June 30, 2025 and 2024, the Company issued 62,171 and 73,050 shares, respectively, to employees for services performed and recorded compensation expense of $296,000 and $307,000, respectively. During the six-month period ended June 30, 2024, the Company issued 42,610 shares to a director and recorded compensation expense of $185,000.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(6) Fair Value Measurements.

Debt securities available for sale measured at fair value on a recurring basis are summarized below (Dollars in thousands):

	Fair Value Measurements Using
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
At June 30, 2025:
SBA Pool Securities	$500	$-	$500	$-
Collateralized mortgage obligations	107	-	107	-
Taxable municipal securities	11,981	-	11,981	-
Mortgage-backed securities	9,790	-	9,790	-
Total	$22,378	$-	$22,378	$-

At December 31, 2024:
SBA Pool Securities	$567	$-	$567	$-
Collateralized mortgage obligations	111	-	111	-
Taxable municipal securities	11,914	-	11,914	-
Mortgage-backed securities	10,181	-	10,181	-
Total	$22,773	$-	$22,773	$-

(7) Financial Instruments. The estimated fair values and fair value measurement method with respect to the Company’s financial instruments were as follows (Dollars in thousands):

	At June 30, 2025			At December 31, 2024
	Carrying Amount	Fair Value	Level	Carrying Amount	Fair Value	Level

Financial assets:
Cash and cash equivalents	$181,754	$181,754	1	$93,630	$93,630	1
Debt securities available for sale	22,378	22,378	2	22,773	22,773	2
Debt securities held-to-maturity	260	232	2	281	247	2
Loans	774,548	691,943	3	794,985	766,871	3
Federal Home Loan Bank stock	658	658	3	2,929	2,929	3
Accrued interest receivable	3,138	3,138	3	3,348	3,348	3

Financial liabilities:
Deposit liabilities	878,865	866,058	3	772,195	769,561	3
Federal Home Loan Bank advances	-	-	3	50,000	49,815	3

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(8) Off- Balance Sheet Financial Instruments. The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit, unused lines of credit, and standby letters of credit and may involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the condensed consolidated balance sheets. The contract amounts of these instruments reflect the extent of involvement the Company has in these financial instruments.

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for off-balance sheet instruments.

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

Commitments to extend credit, unused lines of credit, and standby letters of credit typically result in loans with a market interest rate when funded. A summary of the contractual amounts of the Company’s financial instruments with off-balance sheet risk at June 30, 2025 follows (Dollars in thousands):

Commitments to extend credit	$13,450

Unused lines of credit	$52,777

Standby letters of credit	$3,779

(9) Regulatory Matters. The Bank is subject to various regulatory capital requirements administered by the bank regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

As of June 30, 2025, and December 31, 2024, the Bank meets all capital adequacy requirements to which it is subject to. The Bank’s actual capital amounts and percentages are presented in the table (Dollars in thousands):

	Actual		To Be Well Capitalized Under Prompt Corrective Action Regulations (CBLR Framework)
	Amount	%	Amount	%
As of June 30, 2025:
Tier 1 Capital to Total Assets	$116,277	11.89%	$88,011	9.00%

As of December 31, 2024:
Tier 1 Capital to Total Assets	$107,112	10.91%	$88,381	9.00%

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(10) Series B and C Preferred Stock and ATM offering program.

Except in the event of liquidation, if the Company declares or pays a dividend or distribution on the common stock, the Company shall simultaneously declare and pay a dividend on the Series B Preferred Stock on a pro rata basis with the common stock determined on an as-converted basis assuming all shares of Series B Preferred Stock had been converted immediately prior to the record date of the applicable dividend. As of June 30, 2025, the Series B Preferred Stock is convertible into 11,113,889 shares of common stock, at the option of the Company, subject to the prior fulfilment of the following conditions: (i) such conversion shall have been approved by the holders of a majority of the outstanding common stock of the Company; and (ii) such conversion must not result in any holder of the Series B Preferred Stock and any persons with whom the holder may be acting in concert, becoming the beneficial owners of more than 9.9% of the outstanding shares of the Company’s common stock, unless the issuance, shall have been approved by all banking regulatory authorities whose approval is required for the acquisition of such shares. The number of shares issuable upon conversion is subject to adjustment based on the terms of the Series B Preferred Stock. The Series B Preferred has preferential liquidation rights over common stockholders. The liquidation price is the greater of $25,000 per share of Series B Preferred or such amount per share of Series B Preferred that would have been payable had all shares of the Series B Preferred been converted into common stock pursuant to the terms of the Series B Preferred Stock’s Certificate of Designation immediately prior to a liquidation. The Series B Preferred generally has no voting rights except as provided in the Certificate of Designation.

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

On March 8, 2024, the Company’s board of directors approved the issuance of up to 4,000,000 of Series C Preferred Stock. Each share of the Series C Preferred Stock is convertible into one share of common stock, at the option of the holder, provided that upon such conversion the holder, together with all affiliates of the holder, will not own or control in the aggregate more than 9.9% of the outstanding shares of the Company’s common stock. As of June 30, 2025, 525,641 shares of Series C Preferred Stock are issued and outstanding.

On August 9, 2024, the Company filed a Form S-3 registration statement with Securities and Exchange Commission, registering for sale of up to an aggregate of $25 million in shares of common stock through an at-the-market offering (“ATM Program”). Under the ATM Program, the Company sold 1,958,661 shares during the year ended on December 31, 2024, generating net proceeds of $9,062,244. During the six-month period ended June 30, 2025, the Company sold an additional 52,819 common stock shares under the ATM program, generating net proceeds of $231,000. The ATM Program allows the Company to issue and sell to the public from time to time at prevailing market prices, at the Company’s discretion, newly issued shares of common stock. The ATM Program is expected to provide the Company with additional financing flexibility and intends to use the net proceeds from the ATM Program to facilitate growth.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(11) Contingencies. Various claims arise from time to time in the normal course of business. In the opinion of management, none have occurred that will have a material effect on the Company’s condensed consolidated financial statements.

(12) Borrowings.

As of June 30, 2025, the Company had no outstanding borrowings from the Federal Home Loan Bank (“FHLB”). During the six month ended June 30, 2025, the Company borrowed $10 million from FHLB, which was fully repaid prior to period end. The table below presents FHLB advances outstanding as follows (Dollars in thousands):

	Maturity	Interest	June 30,	December 31,
At June 30, 2025:	Year Ending	Rate	2025	2024
FHLB	2025	4.57%	$-	$10,000
FHLB	2025	4.43%	-	30,000
FHLB	2025	1.01%	-	10,000
			$-	$50,000

FHLB advances were structured as advances with potential calls on a quarterly basis.

FHLB advances were collateralized by a blanket lien requiring the Company to maintain certain first mortgage loans as pledged collateral. At June 30, 2025, the Company had credit availability of $244.3 million. At June 30, 2025, the Company had loans pledged with a carrying value of $458 million as collateral for FHLB advances.

In addition, the Bank has a line of credit with the Federal Reserve Bank which is secured by investment securities with fair value of $1.7 million as of June 30, 2025.

At June 30, 2025, the Company also had lines of credit amounting to $49.5 million with five correspondent banks to purchase federal funds. Disbursements on the lines are subject to the approval of correspondent banks. At June 30, 2025 there were no borrowings under these lines of credit.

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

Modernizing our technology and improving our products and services also allows us to better support our personalized business model to our niche business owner-operator client base with less friction, a human touch, and we believe better convenience than the large banks. In coordination with our Treasury Cash Management capabilities this has allowed us to enter niche businesses including banking services to Skilled Nursing Facilities in the areas of CRE, Asset-Based Lending (ABL) while capturing the business operating accounts. In addition, we have built capabilities in Small Business Administration (SBA) lending, entering the space in late 2023 and being designated as a Preferred Lender under the SBA’s Preferred Lenders Program (PLP) in the first quarter of 2025. Under the program the Bank offers SBA-guaranteed 7A loans generally secured by accounts receivable, inventory, equipment, or real estate. Management has implemented initiatives that have enabled us to grow our loan portfolio primarily with South Florida and Florida generated relationships in the commercial real estate, owner-occupied commercial real estate, multifamily, and commercial and industrial sectors.

In treasury management services, our primary focus will remain on merchant cash advance providers and the related electronic funds transfer line of business. For this revenue source to increase further in a meaningful way, automation will be necessary in order to further improve efficiency. We are currently investing in the necessary technology and expect efficiencies to occur throughout 2025 and beyond.

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

Financial Condition at June 30, 2025 and December 31, 2024

Capital Levels

As of June 30, 2025 and December 31, 2024, the Bank is well capitalized under regulatory guidelines.

Refer to Note 9 in the condensed consolidated financial statements, which presents the Bank’s actual and required minimum capital ratios.

Overview

The Company’s total assets increased by approximately $66.2 million to $999.1 million at June 30, 2025, from $932.9 million at December 31, 2024, primarily due to increases in cash and cash equivalents. Net loans decreased by $20.4 million to $774.5 million at June 30, 2025, from $794.9 million at December 31, 2024. Deposits grew by approximately $106.7 million to $878.9 million at June 30, 2025, from $772.2 million at December 31, 2024. Total stockholders’ equity increased by approximately $8.2 million to $111.3 million at June 30, 2025, from $103.2 million at December 31, 2024, primarily due to net earnings, proceeds from common stock sales, and unrealized gains on debt securities available for sale.

The following table shows selected information for the period/year ended or at the dates indicated:

	Six Months Ended	Year Ended
	June 30, 2025	December 31, 2024

Average equity as a percentage of average assets	11.2%	9.3%

Equity to total assets at end of period	11.1%	11.1%

Return on average assets (1)	1.6%	1.4%

Return on average equity (1)	13.9%	7.3%

Noninterest expenses to average assets (1)	2.5%	2.1%

(1) Annualized for the six months ended June 30, 2025.

Liquidity and Sources of Funds

The Company’s sources of funds include customer deposits, loan repayments, earnings, federal funds market, and access to various borrowing arrangements. These includes borrowing capacity with Federal Home Loan Bank of Atlanta (“FHLB”), the Federal Reserve Bank, and five correspondent banks.

Our liquidity is derived primarily from our deposit base, scheduled amortization and prepayments of loans and investment securities, funds provided by operations, and capital. Additionally, as a commercial bank, we are expected to maintain an adequate liquidity position. The Company’s liquidity position may consist of cash on hand, cash on demand deposit with correspondent banks, federal funds sold, and unpledged marketable securities such as United States government treasury and agency securities, municipal securities, U.S. agency mortgage-backed securities, and asset-backed securities. Some of our securities are pledged to the Federal Reserve Bank to secure borrowing capacity. The market value of securities pledged to the Federal Reserve Bank was $1.7 million at June 30, 2025.

The Company increased deposits by approximately $106.7 million during the six-month period ended June 30, 2025. The increase in deposits provided funding for new loan originations and repayment of Federal Home Loan Bank advances.

(continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In addition to obtaining funds from depositors, the Company had borrowing capacity of $244.3 million in established borrowing capacity with the FHLB. The Company’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. As of June 30, 2025, first mortgage loans with a carrying value of $458 million were pledged to FHLB. At June 30, 2025, the Company also had available lines of credit amounting to $49.5 million with five correspondent banks, disbursements on the lines of credit are subject to the approval of the correspondent banks. The Company monitor its liquidity position on daily basis and believes its current funding sources, including deposits, borrowing capacity, unencumbered liquid assets, and access to the federal funds market, are adequate to meet its ongoing operating needs.

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

	Three Months Ended June 30,
	2025			2024
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans	$803,171	$14,026	6.99%	$753,726	$12,948	6.87%
Securities	22,684	158	2.79%	23,491	165	2.81%
Other (1)	123,254	1,404	4.56%	146,605	2,075	5.66%

Total interest-earning assets/interest income	949,109	15,588	6.57%	923,822	15,188	6.58%

Cash and due from banks	12,833			12,871
Premises and equipment	2,336			1,729
Other	8,421			7,091

Total assets	$972,699			$945,513

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$280,454	$1,742	2.48%	$325,734	$2,550	3.13%
Time deposits	330,118	3,580	4.34%	258,325	3,369	5.22%
Borrowings (2)	2,222	24	4.32%	50,476	527	4.18%

Total interest-bearing liabilities/interest expense	612,794	5,346	3.49%	634,535	6,446	4.06%

Noninterest-bearing demand deposits	241,457			220,942
Other liabilities	8,502			6,041
Stockholders’ equity	109,946			83,995

Total liabilities and stockholders’ equity	$972,699			$945,513

Net interest income		$10,242			$8,742

Interest rate spread (3)			3.08%			2.52%

Net interest margin (4)			4.32%			3.79%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.55			1.46

(1)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.
(5)	Annualized.

(continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Six Months Ended June 30,
	2025			2024
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Rate(5)	Balance	Dividends	Rate(5)
Interest-earning assets:
Loans	$800,008	$27,627	6.91%	$730,202	$24,784	6.79%
Securities	22,831	318	2.79%	23,828	336	2.82%
Other (1)	116,559	2,650	4.55%	126,500	3,534	5.59%

Total interest-earning assets/interest income	939,398	30,595	6.51%	880,530	28,654	6.51%

Cash and due from banks	13,504			14,018
Premises and equipment	2,238			1,602
Other	8,134			6,272

Total assets	$963,274			$902,422

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$278,733	3,493	2.51%	$322,360	4,906	3.04%
Time deposits	321,117	7,107	4.43%	229,791	6,091	5.30%
Borrowings (2)	17,223	327	3.80%	54,508	1,164	4.27%

Total interest-bearing liabilities/interest expense	617,073	10,927	3.54%	606,659	12,161	4.01%

Noninterest-bearing demand deposits	230,330			211,878
Other liabilities	8,102			5,732
Stockholders’ equity	107,769			78,153

Total liabilities and stockholders’ equity	$963,274			$902,422

Net interest income		$19,668			$16,493

Interest rate spread (3)			2.97%			2.50%

Net interest margin (4)			4.19%			3.75%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.52			1.45

(1)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(2)	Includes Federal Home Loan Bank advances.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.
(5)	Annualized.

(continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of the three-month periods ended June 30, 2025, and 2024

	Three Months Ended		Increase /
	June 30,		(Decrease)
(Dollars in thousands, except per share amounts)	2025	2024	Amount	Percentage
Total interest income	$15,588	$15,188	$400	3%
Total interest expense	5,346	6,446	(1,100)	(17)%
Net interest income	10,242	8,742	1,500	17%
Credit loss expense	1,040	195	845	433%
Net interest income after credit loss expense	9,202	8,547	655	8%
Total noninterest income	1,834	1,201	633	53%
Total noninterest expenses	6,181	5,084	1,097	22%
Net earnings before income taxes	4,855	4,664	191	4%
Income taxes	1,253	1,168	85	7%
Net earnings	$3,602	$3,496	106	3%
Net earnings per share - Basic	$0.31	$0.36
Net earnings per share - Diluted	$0.29	$0.34

Net earnings. Net earnings for the three months ended June 30, 2025, were $3.6 million or $.31 per basic share and $.29 per diluted share compared to net earnings of $3.5 million or $.36 per basic share and $.34 per diluted share for the three months ended June 30, 2024. The increase in net earnings during the three months ended June 30, 2025 compared to three months ended June 30, 2024 is primarily attributed to an increase in net interest income and noninterest income.

Interest income. Interest income increased by $400,000 to $15.6 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 due primarily to increases in average balances of interest earning assets.

Interest expense. Interest expense decreased by $1.1 million to $5.3 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to reduction in deposit rates and repayment of borrowings, which lowered overall funding cost.

Credit loss expense. The Company recorded a credit loss expense of $1.0 million for the three months ended June 30, 2025, compared to a credit loss expense of $195,000 for the three months ended June 30, 2024. The expected credit loss expense is charged to earnings as losses are expected to have occurred in order to bring the total allowance for credit losses to a level deemed appropriate by management to absorb losses expected. Management’s periodic evaluation of the adequacy of the allowance for credit losses is based upon historical experience, the volume and type of lending conducted by the Company, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for credit losses totaled $9.3 million or 1.19% of loans outstanding at June 30, 2025, compared to $8.7 million or 1.08% of loans outstanding at December 31, 2024. During the three-months ended June 30, 2025, the net recovery amounting to $25,000 resulted from consumer lending. The increase of $845,000 in credit loss expense was due to estimated collectability on loans individually analyzed.

Noninterest income. Total noninterest income was $1.8 million for the three months ended June 30, 2025, compared to $1.2 for the three months ended June 30, 2024. The increase reflects consistent performance in wire transfer and ACH fees during second quarter of 2025.

Noninterest expenses. Total noninterest expenses increased by $1.1 million to $6.2 million for the three months ended June 30, 2025, compared to $5.1 million for the three months ended June 30, 2024, primarily due to employee compensation and benefits, professional fees, and other expenses.

(continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of the six-month periods ended June 30, 2025, and 2024

	Six Months Ended		Increase /
	June 30,		(Decrease)
(Dollars in thousands, except per share amounts)	2025	2024	Amount	Percentage
Total interest income	$30,595	$28,654	$1,941	7%
Total interest expense	10,927	12,161	(1,234)	(10)%
Net interest income	19,668	16,493	3,175	19%
Credit loss expense	875	1,253	(378)	(30)%
Net interest income after credit loss expense	18,793	15,240	3,553	23%
Total noninterest income	3,065	2,440	625	26%
Total noninterest expenses	11,807	9,792	2,015	21%
Net earnings before income taxes	10,051	7,888	2,163	27%
Income taxes	2,579	2,015	564	28%
Net earnings	$7,472	$5,873	1,599	27%
Net earnings per share - Basic	$0.64	$0.68
Net earnings per share - Diluted	$0.61	$0.66

Net earnings. Net earnings for the six months ended June 30, 2025, were $7.5 million or $.64 per basic share and $.61 per diluted share compared to net earnings of $5.9 million or $.68 per basic share and $.66 per diluted share for the six months ended June 30, 2024. The increase in net earnings during the six months ended June 30, 2025 compared to six months ended June 30, 2024 is primarily attributed to an increase in net interest income and non-interest income.

Interest income. Interest income increased by $1.9 million to $30.6 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 due primarily to growth in the average balances of interest earning assets.

Interest expense. Interest expense decreased by $1.2 million to $10.9 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to a reduction in deposit rates and changes in the composition of deposits.

Credit loss expense. Credit loss expense decreased by $378,000 to $875,000 for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, respectively. The expected credit loss expense is charged to earnings as losses are expected to have occurred in order to bring the total allowance for credit losses to a level deemed appropriate by management to absorb losses expected. Management’s periodic evaluation of the adequacy of the allowance for credit losses is based upon historical experience, the volume and type of lending conducted by the Company, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for credit losses totaled $9.3 million or 1.19% of loans outstanding at June 30, 2025, compared to $8.7 million or 1.08% of loans outstanding at December 31, 2024. Credit loss expense decreased by $378,000 for the six months ended June 30, 2025, was primarily due to improvements in the quality of the loan portfolio and the reassessment of the factors noted above. During the six-months ended June 30, 2025, the net charge off amounting to $221,000 resulted from consumer lending.

Noninterest income. Total noninterest income increased to $3.1 million for the six months ended June 30, 2025, compared to $2.4 million for the six months ended June 30, 2024, due to increased wire transfer and ACH fees during the six months ended June 30, 2025.

Noninterest expenses. Total noninterest expenses increased to $11.8 million for the six months ended June 30, 2025, compared to $9.8 million for the six months ended June 30, 2024, primarily due to employee compensation and benefits, and other expenses.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Not applicable.

Item 4. Controls and Procedures

The Company’s management evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report, and based on this evaluation, the Principal Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective.

There have been no significant changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

(continued)

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

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date: August 8, 2025	By:	/s/ Timothy Terry
Timothy Terry
Principal Executive Officer

	By:	/s/ Elliot Nunez
Elliot Nunez
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and restated Articles of incorporation (incorporated by reference from Annual Report on Form 10-K filed with the SEC on February 26, 2025)

4.1	Bylaws (incorporated by reference from Current Report on Form 8-K filed with the SEC on May 11, 2004)

4.2	Description of Securities (incorporated by reference from Annual Report on Form 10-K filed with the SEC on February 26, 2025)

4.3	Form of stock certificate (incorporated by reference from Quarterly Report on Form 10-QSB filed with the SEC on August 12, 2004)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Principal Executive Officer

32.2	Certification of Chief Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

