Form 10-Q
period 2025-09-30
OptimumBank Holdings, Inc.
filed 2025-11-10
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,533,943 shares of common stock, $0.01 par value, issued and outstanding as of November 10, 2025.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

i

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	September 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
Assets:
Cash and due from banks	$9,271	$13,982
Interest-bearing deposits with banks	225,815	79,648
Total cash and cash equivalents	235,086	93,630
Debt securities available for sale	22,926	22,773
Debt securities held-to-maturity (fair value of $221 and $247)	246	281
Loans, net of allowance for credit losses of $10,018 and $8,660	802,812	794,985
Federal Home Loan Bank stock	658	2,929
Premises and equipment, net	2,308	2,062
Right-of-use lease assets	2,725	2,679
Accrued interest receivable	3,171	3,348
Deferred tax asset	3,238	3,001
Other assets	9,873	7,245
Total assets	$1,083,043	$932,933

Liabilities and Stockholders’ Equity:
Liabilities:
Noninterest-bearing demand deposits	$313,973	$211,900
Savings, NOW and money-market deposits	309,087	278,355
Time deposits	336,427	281,940
Total deposits	959,487	772,195

Federal Home Loan Bank advances	-	50,000
Operating lease liabilities	2,846	2,774
Other liabilities	3,822	4,780
Total liabilities	966,155	829,749

Commitments and contingencies (Notes 8 and 11)
Stockholders’ equity:
Preferred stock, no par value 6,000,000 shares authorized:
Series B Convertible Preferred, no par value, 1,520 shares authorized, 1,360 shares issued and outstanding	-	-
Series C Convertible Preferred, no par value, 4,000,000 shares authorized, 525,641 shares issued and outstanding	-	-
Common stock, $.01 par value; 30,000,000 shares authorized, 11,883,943 and 11,636,092 shares issued and outstanding	119	116
Additional paid-in capital	112,574	111,485
Retained earnings (accumulated deficit)	8,948	(2,847)
Accumulated other comprehensive loss	(4,753)	(5,570)
Total stockholders’ equity	116,888	103,184
Total liabilities and stockholders’ equity	$1,083,043	$932,933

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest income:
Loans	$14,082	$13,588	$41,709	$38,372
Debt securities	153	163	471	498
Other	2,086	1,583	4,736	5,116
Total interest income	16,321	15,334	46,916	43,986

Interest expense:
Deposits	5,273	5,962	15,873	16,959
Borrowings	-	410	327	1,574
Total interest expense	5,273	6,372	16,200	18,533

Net interest income	11,048	8,962	30,716	25,453

Credit loss expense	763	357	1,638	1,610
Net interest income after credit loss expense	10,285	8,605	29,078	23,843

Noninterest income:
Service charges and fees	1,252	990	3,389	2,822
Other	730	125	1,658	733
Total noninterest income	1,982	1,115	5,047	3,555

Noninterest expenses:
Salaries and employee benefits	4,004	3,078	11,123	8,958
Professional fees	276	266	798	699
Occupancy and equipment	327	234	903	642
Data processing	788	574	1,946	1,702
Regulatory assessment	126	241	526	593
Other	1,083	892	3,115	2,484
Total noninterest expenses	6,604	5,285	18,411	15,078

Net earnings before income taxes	5,663	4,435	15,714	12,320

Income taxes	1,340	1,133	3,919	3,147
Net earnings	$4,323	$3,302	$11,795	$9,173

Net earnings per share - Basic	$0.37	$0.34	$1.00	$1.02
Net earnings per share - Diluted(1)	$0.18	$0.15	$0.50	$0.45

(1)	Earnings per share amounts for all periods presented have been restated to reflect the impact of the amendment to the rights of the Series B Preferred shares, as described in Note 10. This amendment resulted in a change in the calculation of diluted earnings per share, applied retrospectively to ensure comparability.

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Net earnings	$4,323	$3,302	$11,795	$9,173
Other comprehensive income:
Change in unrealized loss on debt securities:
Unrealized gain arising during the period	896	1,298	1,119	1,096
Amortization of unrealized loss on debt securities transferred to held-to-maturity	1	-	-	1
Other comprehensive income before income taxes	897	1,298	1,119	1,097
Deferred income tax expense	(245)	(331)	(302)	(266)
Total other comprehensive income	652	967	817	831
Comprehensive income	$4,975	$4,269	$12,612	$10,004

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

Three and Nine Months Ended September 30, 2025 and 2024

(Dollars in thousands, except share amounts)

	Three months ended September 30,2025
	Preferred Stock						Additional		Accumulated Other
	Series B		Series C		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity

Balance at June 30, 2025	1,360	$-	525,641	$-	11,751,082	$118	$112,010	$4,625	$(5,405)	$111,348
Offering costs related to common stock ($14)	-	-	-	-	-	-	(14)	-	-	(14)
Stock-based Compensation	-	-	-	-	132,861	1	578	-	-	579
Net change in unrealized loss on debt securities available for sale	-	-	-	-	-	-	-	-	651	651
Amortization of unrealized loss on debt securities transferred to held-to-maturity	-	-	-	-	-	-	-	-	1	1
Net earnings	-	-	-	-	-	-	-	4,323	-	4,323
Three months ended September 30, 2025	-	-	-	-	132,861	1	564	4,323	652	5,540
Balance at September 30, 2025	1,360	$-	525,641	$-	11,883,943	$119	$112,574	$8,948	$(4,753)	$116,888

	Nine months ended September 30, 2025
	Preferred Stock						Additional		Accumulated Other
	Series B		Series C		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2024	1,360	$-	525,641	$-	11,636,092	$116	$111,485	$(2,847)	$(5,570)	$103,184
Proceeds from sale of common stock (net of offering costs of $35)	-	-	-	-	52,819	1	216	-	-	217
Stock-based Compensation	-	-	-	-	195,032	2	873	-	-	875
Net change in unrealized loss on debt securities available for sale	-	-	-	-	-	-	-	-	817	817
Net earnings	-	-	-	-	-	-	-	11,795	-	11,795
Nine months ended September 30, 2025	-	-	-	-	247,851	3	1,089	11,795	817	13,704
Balance at September 30, 2025	1,360	$-	525,641	$-	11,883,943	$119	$112,574	$8,948	$(4,753)	$116,888

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) (Continued)

Three and Nine Months Ended September 30, 2025 and 2024

(Dollars in thousands, except share amounts)

	Three months ended September 30, 2024
	Preferred Stock						Additional		Accumulated Other
	Series B		Series C		Common Stock		Paid-In	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Loss	Equity

Balance at June 30, 2024	1,360	$-	525,641	$-	9,677,431	$96	$102,424	$(10,100)	$(5,451)	$86,969
Proceeds from sale of common stock (net of offering costs of $79)	-	-	-	-	329,529	3	1,454	-	-	1,457
Net change in unrealized loss on debt securities available for sale	-	-	-	-	-	-	-	-	967	967
Net earnings	-	-	-	-	-	-	-	3,302	-	3,302
Three months ended September 30, 2024	-	-	-	-	329,529	3	1,454	3,302	967	5,726
Balance at September 30, 2024	1,360	$-	525,641	$-	10,006,960	$99	$103,878	$(6,798)	$(4,484)	$92,695

	Nine months ended September 30, 2024
	Preferred Stock						Additional		Accumulated Other
	Series B		Series C		Common Stock		Paid-In	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Loss	Equity

Balance at December 31, 2023	1,360	$-	-	$-	7,250,219	$72	$91,221	$(15,971)	$(5,315)	$70,007
Proceeds from sale of preferred stock (net of offering costs of $118)	-	-	525,641	-	-	-	1,932	-	-	1,932
Proceeds from sale of common stock (net of offering costs of $418)	-	-	-	-	2,641,081	26	10,234	-	-	10,260
Stock-based Compensation	-	-	-	-	115,660	1	491	-	-	492
Net change in unrealized loss on debt securities available for sale	-	-	-	-	-	-	-	-	830	830
Amortization of unrealized loss on debt securities transferred to held-to-maturity	-	-	-	-	-	-	-	-	1	1
Net earnings	-	-	-	-	-	-	-	9,173	-	9,173
Nine months ended September 30, 2024	-	-	525,641	-	2,756,741	27	12,657	9,173	831	22,688
Balance at September 30, 2024	1,360	$-	525,641	$-	10,006,960	$99	$103,878	$(6,798)	$(4,484)	$92,695

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net earnings	$11,795	$9,173
Adjustments to reconcile net earnings to net cash provided by operating activities:
Credit loss expense	1,638	1,610
Depreciation and amortization	341	207
Deferred income tax benefit	(539)	(151)
Net accretion of fees, premiums and discounts	(26)	(247)
Stock-based compensation expense	875	492
Decrease (increase) in accrued interest receivable	177	(673)
Amortization of right-of-use lease assets	231	211
Net decrease in operating lease liabilities	(205)	(192)
Increase in other assets	(2,023)	(1,092)
(Decrease) increase in other liabilities	(1,057)	310
Net cash provided by operating activities	11,207	9,648

Cash flows from investing activities:
Principal repayments of debt securities available for sale	874	859
Principal repayments of debt securities held-to-maturity	35	61
Net increase in loans	(9,853)	(99,279)
Purchases of premises and equipment	(587)	(770)
Redemption of FHLB stock	2,271	900
Net cash used in investing activities	(7,260)	(98,229)

Cash flows from financing activities:
Net increase in deposits	187,292	166,925
Net decrease in FHLB Advances	(50,000)	(22,000)
Net decrease in FRB Advances	-	(13,600)
Proceeds from sale of preferred stock (net of offering costs of $118)	-	1,932
Proceeds from sale of common stock (net of offering costs of $35 and $418)	217	10,260
Net cash provided by financing activities	137,509	143,517

Net increase in cash and cash equivalents	141,456	54,936
Cash and cash equivalents at beginning of the period	93,630	76,663
Cash and cash equivalents at end of the period	$235,086	$131,599

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$17,072	$18,537
Income taxes	$3,905	$3,147

Supplemental noncash transactions:
Net change in unrealized loss on debt securities available for sale, net of income taxes	$817	$830
Amortization of unrealized loss on debt securities transferred to held-to-maturity	$-	$1
Right-of-use lease assets obtained in exchange for operating lease liabilities	$277	$-
Transfers of loans to other assets	$605	$-

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

Basis of Presentation. In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2025, the results of operations for the three-month and nine-month periods ended September 30, 2025 and 2024, and cash flows for the nine-month periods ended September 30, 2025 and 2024. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three-month and nine-month periods ended September 30, 2025, are not necessarily indicative of the results to be expected for the full year of 2025.

Comprehensive Income. Accounting Principles Generally Accepted in the United States of America (“U.S. GAAP”) requires recognized revenue, expenses, gains and losses be included in net earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale debt securities are reported as a separate component of the equity section of the condensed consolidated balance sheets, such items along with net earnings, are components of comprehensive income.

Accumulated other comprehensive loss consists of the following (Dollars in thousands):

	September 30,	December 31,
	2025	2024

Unrealized loss on debt securities available for sale	$(6,354)	$(7,473)
Unamortized portion of unrealized loss related to debt securities available for sale transferred to securities held-to-maturity	(10)	(10)
Income tax benefit	1,611	1,913
Accumulated other comprehensive loss	$(4,753)	$(5,570)

Recently Adopted Accounting Pronouncements:

Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740) Improvements to Income Tax Disclosures”. The amendments in this update address investor requests for more transparency about income tax information through improvements to annual income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this update are effective for our annual reporting period ended December 31, 2024, and are to be applied on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact on its annual disclosures.

Accounting Pronouncements Not Yet Adopted:

FASB ASU No. 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative”. This ASU amends the disclosure or presentation requirements related to various subtopics in the FASB ASC. The amendments in this ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity.

FASB ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures”. This amendment requires enhanced disaggregation of certain expense categories within the income statement to provide more detailed information about the nature and function of expenses. The objective is to improve the transparency and usefulness of financial statements for users by offering greater insight into the components of operating expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. These changes may be applied prospectively or retroactively. Early adoption is permitted. The Company is currently evaluating the impact on its disclosures.

FASB ASU 2025-03, “Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity”. This amendment determining the Accounting Acquirer in a Business Combination Involving a Variable Interest Entity. This update clarifies how to identify the accounting acquirer when a business combination involves a variable interest entity. The standard is effective prospectively for business combinations occurring on or after the adoption date. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

FASB ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Capitalization and Disclosure Improvements”. This amendment provides updated guidance on the capitalization of costs related to internal-use software and expands the required disclosures. The objective is to clarify when capitalization is appropriate and to enhance the transparency of financial reporting related to internal-use software development. The amendments in this update are effective for fiscal years beginning after a date to be specified by the FASB (issued in September 2025). Adoption is not expected to have a material effect on the Company’s financial statements. The Company is evaluating the impact of this guidance; adoption is not expected to have a material effect on the Company’s consolidated financial statements.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2) Debt Securities. Debt securities have been classified according to management’s intent. The amortized cost of debt securities and fair values are as follows (Dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

At September 30, 2025:
Available for sale:
SBA Pool Securities	$477	$-	$(12)	$465
Collateralized mortgage obligations	119	-	(12)	107
Taxable municipal securities	16,626	-	(4,126)	12,500
Mortgage-backed securities	12,058	-	(2,204)	9,854
Total	$29,280	$-	$(6,354)	$22,926

Held-to-maturity:
Collateralized mortgage obligations	$246	$-	$(25)	$221
Total	$246	$-	$(25)	$221

At December 31, 2024:
Available for sale:
SBA Pool Securities	$581	$-	$(14)	$567
Collateralized mortgage obligations	128	-	(17)	111
Taxable municipal securities	16,654	-	(4,740)	11,914
Mortgage-backed securities	12,883	-	(2,702)	10,181
Total	$30,246	$-	$(7,473)	$22,773

Held-to-maturity:
Collateralized mortgage obligations	$281	$-	$(34)	$247
Total	$281	$-	$(34)	$247

As of September 30, 2025, debt securities with a fair value of $1.7 million were pledged as collateral to the Federal Reserve Bank. There were no sales of debt securities during the nine-month periods ended September 30, 2025, and 2024.

Debt securities available for sale with gross unrealized losses, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position, is as follows (Dollars in thousands):

	Over Twelve Months		Less Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
At September 30, 2025:
Available for Sale:
SBA Pool Securities	$(12)	$465	$-	$-
Collateralized mortgage obligation	(12)	107	-	-
Taxable municipal securities	(4,126)	12,500	-	-
Mortgage-backed securities	(2,204)	9,854	-	-
Total	$(6,354)	$22,926	$-	$-

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

At September 30, 2025 and December 31, 2024, the unrealized losses on forty investment debt securities, respectively, were caused by interest-rate changes.

The Company performed an analysis that determined that the mortgage-backed securities, collateralized mortgage obligations, and U.S. government securities, have a zero expected credit loss as they have the full faith and credit backing of the U.S. government or one of its agencies. Municipal bonds that do not have a zero expected credit loss are evaluated at least quarterly to determine whether there is a credit loss associated with a decline in fair value. At September 30, 2025 and December 31, 2024 all municipal securities were rated as investment grade. All debt securities in an unrealized loss position as of September 30, 2025 and December 31, 2024 continue to perform as scheduled and the Company does not believe that there is a credit loss or that credit loss expense is necessary. Also, as part of our evaluation of our intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. The Company does not currently intend to sell the investments within the portfolio, and it is not more-likely-than-not that a sale will be required.

Management continues to monitor all of our investments with a high degree of scrutiny. There can be no assurance that in a future period, conditions may exist at that time indicating that some or all of the Company’s securities may be sold that would require a charge to earnings as credit loss expense in such period.

(3) Loans. The segments of loans are as follows (Dollars in thousands):

	September 30,	December 31,
	2025	2024

Residential real estate	$66,723	$74,064
Multi-family real estate	67,435	64,001
Commercial real estate	524,865	485,671
Land and construction	43,364	77,295
Commercial	45,604	52,810
Consumer	65,731	50,399
Total loans	813,722	804,240

Deduct:
Net deferred loan fees and costs	(892)	(595)
Allowance for credit losses	(10,018)	(8,660)

Loans, net	$802,812	$794,985

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued.

An analysis of the change in the allowance for credit losses follows (Dollars in thousands):

	Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Total

Three Months Ended September 30, 2025:
Beginning balance (June 30, 2025)	$1,192	$758	$2,885	$1,710	$2,589	$204	$9,338
Credit loss expense (reversal)	42	30	1,335	(537)	(240)	9	639
Charge-offs	-	-	-	-	-	(129)	(129)
Recoveries	-	-	-	-	-	170	170
Ending balance (September 30, 2025)	$1,234	$788	$4,220	$1,173	$2,349	$254	$10,018

Three Months Ended September 30, 2024:
Beginning balance (June 30, 2024)	$970	$712	$4,303	$1,677	$134	$412	$8,208
Credit loss (reversal) expense	265	114	(803)	605	47	181	409
Charge-offs	-	-	-	-	-	(366)	(366)
Recoveries	-	-	-	-	-	86	86
Ending balance (September 30, 2024)	$1,235	$826	$3,500	$2,282	$181	$313	$8,337

	Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Total
Nine Months Ended September 30, 2025:
Beginning balance (December 31, 2024)	$1,114	$786	$2,705	$2,015	$1,675	$365	$8,660
Credit loss expense (reversal)	120	2	1,515	(842)	674	70	1,539
Charge-offs	-	-	-	-	-	(526)	(526)
Recoveries	-	-	-	-	-	345	345
Ending balance (September 30, 2025)	$1,234	$788	$4,220	$1,173	$2,349	$254	$10,018

Nine Months Ended September 30, 2024:
Beginning balance (December 31, 2023)	$1,020	$1,041	$3,793	$1,019	$281	$529	$7,683
Credit loss (reversal) expense	215	(215)	(293)	1,263	(83)	916	1,803
Charge-offs	-	-	-	-	(17)	(1,424)	(1,441)
Recoveries	-	-	-	-	-	292	292
Ending balance (September 30, 2024)	$1,235	$826	$3,500	$2,282	$181	$313	$8,337

Reconciliation of Credit Loss Expense (Reversal)

The following table provides a reconciliation of the credit loss expense (reversal) on the condensed consolidated statements of earnings between the funded and unfunded components at the dates indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Credit loss expense - funded	$639	$409	$1,539	$1,803
Credit loss expense (reversal) - unfunded	124	(52)	99	(193)
Total Credit loss expense	$763	$357	$1,638	$1,610

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued.

Age analysis of past-due loans is as follows (Dollars in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At September 30, 2025:
Residential real estate	$-	$-	$-	$-	$66,723	$-	$66,723
Multi-family real estate	-	-	-	-	67,435	-	67,435
Commercial real estate	-	-	-	-	524,865	-	524,865
Land and construction	-	-	-	-	43,364	-	43,364
Commercial	800	-	-	800	41,829	2,975	45,604
Consumer	143	99	-	242	65,489	-	65,731
Total	$943	$99	$-	$1,042	$809,705	$2,975	$813,722

At December 31, 2024:
Residential real estate	$-	$-	$-	$-	$74,064	$-	$74,064
Multi-family real estate	-	-	-	-	64,001	-	64,001
Commercial real estate	-	-	-	-	485,671	-	485,671
Land and construction	-	-	-	-	71,698	5,597	77,295
Commercial	-	-	-	-	51,436	1,374	52,810
Consumer	187	151	-	338	49,456	605	50,399
Total	$187	$151	$-	$338	$796,326	$7,576	$804,240

The Company has not made any modifications of loans to borrowers experiencing financial difficulties during the three-month and nine-month periods ended September 30, 2025 and 2024.

The following table presents the amortized costs basis of loans on nonaccrual status, as of September 30, 2025 and December 31, 2024. As of September 30, 2025 and December 31, 2024 there were no loans 90 days or more past due and still accruing.

	September 30, 2025
(Dollars in thousands)	Nonaccrual Without ACL	Nonaccrual With ACL	Total Nonaccrual
Commercial	$960	$2,015	$2,975

	December 31, 2024
(Dollars in thousands)	Nonaccrual Without ACL	Nonaccrual With ACL	Total Nonaccrual
Land and construction	$5,597	$-	$5,597
Commercial	-	1,374	1,374
Consumer	605	-	605
Total	$6,202	$1,374	$7,576

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued.

Collateral-Dependent Loans

The following table presents the amortized cost basis of non-accruing collateral-dependent loans by class of loans and type of collateral identified as of September 30, 2025 and December 31, 2024 under the current expected credit loss model:

	September 30, 2025
(Dollars in thousands)	Real Estate	Other	Total
Commercial	$-	$960	$960

	December 31, 2024
(Dollars in thousands)	Real Estate	Other	Total
Land and construction	$5,597	$-	$5,597
Commercial	-	1,374	1,374
Consumer	605	-	605
Total	$6,202	$1,374	$7,576

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

Doubtful — a loan classified as Doubtful has all the weaknesses inherent in one classified as Substandard, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future. The Company charges off the estimated loss on any loan classified as Doubtful.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued.

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans (Amortized Cost	Revolving Loans Converted to Term Loans (Amortized Cost
(Dollars in thousands)	September 30, 2025	2024	2023	2022	2021	Prior	Basis)	Basis)	Total
Residential real estate
Pass	$3,552	$-	$21,195	$22,025	$9,687	$9,786	$-	$-	$66,245
OLEM (Other Loans Especially Mentioned)	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	478	-	-	478
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$3,552	$-	$21,195	$22,025	$9,687	$10,264	$-	$-	$66,723
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Multi-family real estate
Pass	$-	$4,970	$10,580	$26,388	$16,665	$8,832	$-	$-	$67,435
OLEM (Other Loans Especially Mentioned)	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$-	$4,970	$10,580	$26,388	$16,665	$8,832	$-	$-	$67,435
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate (CRE)
Pass	$72,093	$74,920	$117,076	$184,821	$44,747	$30,053	$-	$-	$523,710
OLEM (Other Loans Especially Mentioned)	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	1,155	-	-	1,155
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$72,093	$74,920	$117,076	$184,821	$44,747	$31,208	$-	$-	$524,865
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Land and construction
Pass	$-	$1,763	$19,621	$18,378	$2,187	$1,415	$-	$-	$43,364
OLEM (Other Loans Especially Mentioned)	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$-	$1,763	$19,621	$18,378	$2,187	$1,415	$-	$-	$43,364
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial
Pass	$16,060	$9,944	$12,095	$1,745	$468	$-	$-	$-	$40,312
OLEM (Other Loans Especially Mentioned)	-	-	2,317	-	-	-	-	-	2,317
Substandard	1,174	906	895	-	-	-	-	-	2,975
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$17,234	$10,850	$15,307	$1,745	$468	$-	$-	$-	$45,604
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Consumer
Pass	$820	$9	$2,255	$1,240	$565	$-	$60,842	$-	$65,731
OLEM (Other Loans Especially Mentioned)	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$820	$9	$2,255	$1,240	$565	$-	$60,842	$-	$65,731
Current period gross write-offs	$-	$-	$(183)	$(297)	$(26)	$(20)	$-	$-	$(526)

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued.

							Revolving	Revolving Loans Converted to Term
	Term Loans						Loans	Loans
	Amortized Cost Basis by Origination Year						(Amortized	(Amortized
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Cost Basis)	Cost Basis)	Total
Residential real estate
Pass	$7,500	$21,301	$20,612	$8,976	$4,220	$7,089	$289	$-	$69,987
OLEM (Other Loans Especially Mentioned)	-	-	1,563	-	-	-	-	-	1,563
Substandard	-	-	1,880	-	-	634	-	-	2,514
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$7,500	$21,301	$24,055	$8,976	$4,220	$7,723	$289	$-	$74,064
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Multi-family real estate
Pass	$5,000	$586	$27,137	$22,239	$5,882	$3,157	$-	$-	$64,001
OLEM (Other Loans Especially Mentioned)	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$5,000	$586	$27,137	$22,239	$5,882	$3,157	$-	$-	$64,001
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate (CRE)
Pass	$92,827	$124,755	$170,118	$42,975	$12,527	$16,328	$-	$-	$459,530
OLEM (Other Loans Especially Mentioned)	-	-	16,875	5,294	1,870	927	-	-	24,966
Substandard	-	-	-	-	-	1,175	-	-	1,175
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$92,827	$124,755	$186,993	$48,269	$14,397	$18,430	$-	$-	$485,671
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Land and construction
Pass	$2,114	$47,795	$15,230	$2,388	$1,445	$2,726	$-	$-	$71,698
OLEM (Other Loans Especially Mentioned)	-	-	-	-	-	-	-	-	-
Substandard	-	5,597	-	-	-	-	-	-	5,597
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$2,114	$53,392	$15,230	$2,388	$1,445	$2,726	$-	$-	$77,295
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial
Pass	$22,249	$22,223	$1,923	$1,461	$603	$-	$-	$-	$48,459
OLEM (Other Loans Especially Mentioned)	5	2,972	-	-	-	-	-	-	2,977
Substandard	-	1,374	-	-	-	-	-	-	1,374
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$22,254	$26,569	$1,923	$1,461	$603	$-	$-	$-	$52,810
Current period gross write-offs	$-	$-	$-	$-	$-	$(17)	$-	$-	$(17)
Consumer
Pass	$73	$4,098	$2,733	$1,313	$40	$2	$41,535	$-	$49,794
OLEM (Other Loans Especially Mentioned)	-	-	-	-	-	-	-	-	-
Substandard	-	605	-	-	-	-	-	-	605
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$73	$4,703	$2,733	$1,313	$40	$2	$41,535	$-	$50,399
Current period gross write-offs	$-	$(701)	$(781)	$(274)	$-	$(4)	$-	$-	$(1,760)

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(4) Earnings Per Share. Basic earnings per share have been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods. For the three-month and nine-month periods ended September 30, 2025 and 2024, the Company had 525,641 Series C Convertible Preferred shares outstanding, each share of Series C Convertible Preferred can be converted into one share of common stock under specific and limited circumstances at any time at the option of the holder. The conversion feature is considered to be diluted earnings per share (EPS) in accordance with ASC 260. The dilutive effect is calculated using the if-converted method. On October 1, 2025, the Company amended the conversion rights of its Series B Convertible Preferred shares to allow conversion at the holder’s discretion. As a result of this amendment, diluted earnings per share amounts for all periods presented have been restated to reflect the impact of the amendment to the rights of the Series B Preferred shares, as described in Note 10. This amendment resulted in a change in the calculation of diluted earnings per share, applied retrospectively to ensure comparability.

	Three Months Ended						Nine Months Ended
	September 30,						September 30,
	2025			2024			2025			2024
(Dollars in thousands, except per share amounts)	Earnings	Weighted Average Shares	Amount	Earnings	Weighted Average Shares	Amount	Earnings	Weighted Average Shares	Amount	Earnings	Weighted Average Shares	Amount

Basic EPS:	$4,323	11,772,744	$0.37	$3,302	9,763,319	$0.34	$11,795	11,743,061	$1.00	$9,173	9,009,138	$1.02
Effect of conversion of series B & C preferred shares		11,639,530			11,639,530			11,639,530			11,470,711

Diluted EPS:	$4,323	23,412,274	$0.18	$3,302	21,402,849	$0.15	$11,795	23,382,591	$0.50	$9,173	20,479,849	$0.45

(5) Stock-Based Compensation.

The Company is authorized to grant stock options, stock grants and other forms of equity-based compensation under its 2018 Equity Incentive Plan (the “2018 Plan”). The plan has been approved by the shareholders. The Company is currently authorized to issue up to 1,550,000 shares of common stock under the 2018 Plan. At September 30, 2025, 728,627 shares remain available for grant.

During the nine-month periods ended September 30, 2025 and 2024, the Company issued 62,171 and 73,050 shares, respectively, to employees for services performed and recorded compensation expense of $296,000 and $307,000, respectively. During the nine-month periods ended September 30, 2025 and 2024, the Company issued 132,861 and 42,610 shares to a director and recorded compensation expense of $579,000 and $185,000, respectively.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(6) Fair Value Measurements.

Debt securities available for sale measured at fair value on a recurring basis are summarized below (Dollars in thousands):

	Fair Value Measurements Using
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
At September 30, 2025:
SBA Pool Securities	$465	$-	$465	$-
Collateralized mortgage obligations	107	-	107	-
Taxable municipal securities	12,500	-	12,500	-
Mortgage-backed securities	9,854	-	9,854	-
Total	$22,926	$-	$22,926	$-

At December 31, 2024:
SBA Pool Securities	$567	$-	$567	$-
Collateralized mortgage obligations	111	-	111	-
Taxable municipal securities	11,914	-	11,914	-
Mortgage-backed securities	10,181	-	10,181	-
Total	$22,773	$-	$22,773	$-

(7) Financial Instruments. The estimated fair values and fair value measurement method with respect to the Company’s financial instruments were as follows (Dollars in thousands):

	At September 30, 2025			At December 31, 2024
	Carrying Amount	Fair Value	Level	Carrying Amount	Fair Value	Level

Financial assets:
Cash and cash equivalents	$235,086	$235,086	1	$93,630	$93,630	1
Debt securities available for sale	22,926	22,926	2	22,773	22,773	2
Debt securities held-to-maturity	246	221	2	281	247	2
Loans	802,812	706,752	3	794,985	766,871	3
Federal Home Loan Bank stock	658	658	3	2,929	2,929	3
Accrued interest receivable	3,171	3,171	3	3,348	3,348	3

Financial liabilities:
Deposit liabilities	959,487	945,942	3	772,195	769,561	3
Federal Home Loan Bank advances	-	-	3	50,000	49,815	3

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

Commitments to extend credit, unused lines of credit, and standby letters of credit typically result in loans with a market interest rate when funded. A summary of the contractual amounts of the Company’s financial instruments with off-balance sheet risk at September 30, 2025 follows (Dollars in thousands):

Commitments to extend credit	$33,997

Unused lines of credit	$68,695

Standby letters of credit	$3,779

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

As of September 30, 2025 and December 31, 2024, the Bank met all capital adequacy requirements to which it is subject to. The Bank’s actual capital amounts and percentages are presented in the table below (Dollars in thousands):

	Actual		To Be Well Capitalized Under Prompt Corrective Action Regulations (CBLR Framework)
	Amount	%	Amount	%
As of September 30, 2025:
Tier 1 Capital to Total Assets	$120,976	11.71%	$93,013	9.00%

As of December 31, 2024:
Tier 1 Capital to Total Assets	$107,112	10.91%	$88,381	9.00%

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(10) Series B and C Preferred Stock and ATM offering program.

Except in the event of liquidation, if the Company declares or pays a dividend or distribution on the common stock, the Company shall simultaneously declare and pay a dividend on the Series B Preferred Stock on a pro rata basis with the common stock determined on an as-converted basis assuming all shares of Series B Preferred Stock had been converted immediately prior to the record date of the applicable dividend. As of September 30, 2025, the Series B Preferred Stock is convertible into 11,113,889 shares of common stock, at the option of the Company, subject to the prior fulfilment of the following conditions: (i) such conversion shall have been approved by the holders of a majority of the outstanding common stock of the Company; and (ii) such conversion must not result in any holder of the Series B Preferred Stock and any persons with whom the holder may be acting in concert, becoming the beneficial owners of more than 9.9% of the outstanding shares of the Company’s common stock, unless the issuance, shall have been approved by all banking regulatory authorities whose approval is required for the acquisition of such shares. The number of shares issuable upon conversion is subject to adjustment based on the terms of the Series B Preferred Stock. The Series B Preferred has preferential liquidation rights over common stockholders. The liquidation price is the greater of $25,000 per share of Series B Preferred or such amount per share of Series B Preferred that would have been payable had all shares of the Series B Preferred been converted into common stock pursuant to the terms of the Series B Preferred Stock’s Certificate of Designation immediately prior to a liquidation. The Series B Preferred generally has no voting rights except as provided in the Certificate of Designation.

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

On March 8, 2024, the Company’s Board of Directors approved the issuance of up to 4,000,000 of Series C Preferred Stock. Each share of the Series C Preferred Stock is convertible into one share of common stock, at the option of the holder, provided that upon such conversion the holder, together with all affiliates of the holder, will not own or control in the aggregate more than 9.9% of the outstanding shares of the Company’s common stock. As of September 30, 2025, 525,641 shares of Series C Preferred Stock are issued and outstanding.

On August 9, 2024, the Company filed a Form S-3 registration statement with Securities and Exchange Commission, registering for sale of up to an aggregate of $25 million in shares of common stock through an at-the-market offering (“ATM Program”). Under the ATM Program, the Company sold 1,958,661 shares during the year ended on December 31, 2024, generating net proceeds of $9,062,244. During the nine-month period ended September 30, 2025, the Company sold an additional 52,819 common stock shares under the ATM program, generating net proceeds of $217,000. The ATM Program allows the Company to issue and sell to the public from time to time at prevailing market prices, at the Company’s discretion, newly issued shares of common stock. The ATM Program is expected to provide the Company with additional financing flexibility and intends to use the net proceeds from the ATM Program to facilitate growth.

On October 1, 2025, the Company filed a Form 8-K with the Securities and Exchange Commission to report the filing of an Amended and Restated Certificate of Designation for its Series B Preferred Stock (see Exhibit 3.3, 2025 Amended and Restated Certificate of Designation of Series B Preferred Stock on Form 8-K (filed with the SEC on October 1, 2025)). The amendment, which was approved by the Board of Directors and the requisite holders of the Series B Preferred Stock, modifies certain terms and preferences of the Series B Preferred Stock, including conversion rights which allow conversion at the holder’s discretion. The amendment became effective upon filing with the Secretary of State of Florida. As a result of this amendment, diluted earnings per share has been updated for all periods presented to reflect this change in capital structure.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(11) Contingencies.

Various claims arise from time to time in the normal course of business. In the opinion of management, none have occurred that will have a material effect on the Company’s condensed consolidated financial statements.

(12) Borrowings.

As of September 30, 2025, the Company had no outstanding borrowings from the Federal Home Loan Bank (“FHLB”). The table below presents FHLB advances outstanding as follows (Dollars in thousands):

	Maturity	Interest	September 30,	December 31,
At September 30, 2025:	Year Ending	Rate	2025	2024
FHLB	2025	4.57%	$-	$10,000
FHLB	2025	4.43%	-	30,000
FHLB	2025	1.01%	-	10,000
			$-	$50,000

FHLB advances were structured as advances with potential calls on a quarterly basis.

FHLB advances were collateralized by a blanket lien requiring the Company to maintain certain first mortgage loans as pledged collateral. At September 30, 2025, the Company had credit availability of $249.7 million. At September 30, 2025, the Company had loans pledged with a carrying value of $434.9 million as collateral for any FHLB advances.

In addition, the Bank has a collateralized line of credit with the Federal Reserve Bank, which is secured by mix of investment securities and loans with fair value of $56.0 million as of September 30, 2025.

At September 30, 2025, the Company also had unsecured lines of credit amounting to $73.5 million with five correspondent banks to purchase federal funds. Disbursements on the lines are subject to the approval of correspondent banks. At September 30, 2025 there were no borrowings under these lines of credit.

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

Strategic Plan

Our key strategic initiatives are designed to generate continued growth in earning assets, core transaction deposits, treasury management fee income, while operating with an efficient cost structure. Continued emphasis on expansion of our South Florida customer base and exploring additional niche lines of business are also part of our strategic plan.

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

We are focused on full-service banking relationships, continuing to identify deposit growth opportunities among our existing customer base and prospects throughout South Florida, Florida, and the United States. Improving our core funding capabilities is foundational to the ability to support our opportunity to capitalize on the strong business and real estate market in South Florida and with our niche skilled nursing facility and merchant cash advance markets. We will accomplish this through the addition of experienced and skilled bankers to our business development and retail banking teams, and we are modernizing and improving our products and digital services to better support our personalized business model. This includes upgrading our core banking system in 2025, including our online banking and mobile banking applications. We believe adding this talent and upgrading our core banking system and client facing applications will allow us to better service local area small businesses that will add granularity and diversification to our customer base and balance sheet, while improving the utilization of our local area branches.

Modernizing our technology and improving our products and services allows us to better support our personalized business model to our niche business owner-operator client base with less friction, a human touch, and we believe better convenience than the large banks. In coordination with our Treasury Cash Management capabilities this has allowed us to enter niche businesses including banking services to Skilled Nursing Facilities in the areas of CRE and Asset-Based Lending (ABL) while capturing the business operating accounts. In addition, we have built capabilities in Small Business Administration (SBA) lending, entering the space in late 2023 and being designated as a Preferred Lender under the SBA’s Preferred Lenders Program (PLP) in the first quarter of 2025. Under the program the Bank offers SBA-guaranteed 7A loans generally secured by accounts receivable, inventory, equipment, or real estate. Management has implemented initiatives that have enabled us to grow our loan portfolio primarily with South Florida and Florida generated relationships in the commercial real estate, owner-occupied commercial real estate, multifamily, and commercial and industrial sectors.

In treasury management services, our primary focus will remain on merchant cash advance providers and the related electronic funds transfer line of business. For this revenue source to increase further in a meaningful way, automation will be necessary to further improve efficiency. We are currently investing in the necessary technology and expect efficiencies to occur throughout 2025 and beyond.

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

Financial Condition at September 30, 2025 and December 31, 2024

Capital Levels

As of September 30, 2025 and December 31, 2024, the Bank is well capitalized under regulatory guidelines.

Refer to Note 9 in the condensed consolidated financial statements, which presents the Bank’s actual and required minimum capital ratios under Prompt Corrective Action Regulations (CBLR Framework).

Overview

The Company’s total assets increased by approximately $150.1 million to $1.08 billion at September 30, 2025, from $932.9 million at December 31, 2024, primarily due to increases in cash and cash equivalents. Net loans increased by $7.8 million to $802.8 million at September 30, 2025, from $795.0 million at December 31, 2024. Deposits grew by approximately $187.3 million to $959.5 million at September 30, 2025, from $772.2 million at December 31, 2024. Total stockholders’ equity increased by approximately $13.7 million to $116.9 million at September 30, 2025, from $103.2 million at December 31, 2024, primarily due to net earnings, proceeds from common stock sales, and unrealized gains on debt securities available for sale.

The following table shows selected information for the period/year ended or at the dates indicated:

	Nine Months Ended	Year Ended
	September 30, 2025	December 31, 2024

Average equity as a percentage of average assets	11.2%	9.3%

Equity to total assets at end of period	10.8%	11.1%

Return on average assets (1)	1.6%	1.4%

Return on average equity (1)	14.3%	7.3%

Noninterest expenses to average assets (1)	2.5%	2.1%

(1) Annualized for the nine months ended September 30, 2025.

Liquidity and Sources of Funds

The Company’s sources of funds include customer deposits, loan repayments, earnings, federal funds market, and access to various borrowing arrangements. These includes borrowing capacity with Federal Home Loan Bank of Atlanta (“FHLB”), the Federal Reserve Bank, and five correspondent banks.

Our liquidity is derived primarily from our deposit base, scheduled amortization and prepayments of loans and debt securities, funds provided by operations, and capital. Additionally, as a commercial bank, we are expected to maintain an adequate liquidity position. The Company’s liquidity position may consist of cash on hand, cash on demand deposit with correspondent banks, federal funds sold, and unpledged marketable securities such as United States government treasury and agency securities, municipal securities, U.S. agency mortgage-backed securities, and asset-backed securities. Some of our securities are pledged to the Federal Reserve Bank to secure borrowing capacity. The market value of securities pledged to the Federal Reserve Bank was $1.7 million at September 30, 2025.

Deposits increased by approximately $187.3 million during the nine-month period ended September 30, 2025. The increase in deposits provided funding for new loan originations and repayment of Federal Home Loan Bank advances.

(continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In addition to obtaining funds from depositors, the Company had borrowing capacity of $249.7 million in established borrowing capacity with the FHLB. The Company’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. As of September 30, 2025, first mortgage loans with a carrying value of $434.9 million were pledged to FHLB. At September 30, 2025, the Company also had available lines of credit amounting to $73.5 million with five correspondent banks, disbursements on the lines of credit are subject to the approval of the correspondent banks. The Company monitor its liquidity position on daily basis and believes its current funding sources, including deposits, borrowing capacity, unencumbered liquid assets, and access to the federal funds market, are adequate to meet its ongoing operating needs.

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

	Three Months Ended September 30,
	2025			2024
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate(5)	Balance	Expense	Rate(5)
Interest-earning assets:
Loans	$800,336	$14,082	7.04%	$770,206	$13,588	7.06%
Securities	22,695	153	2.70%	24,045	163	2.71%
Other (1)	188,109	2,086	4.44%	110,521	1583	5.73%
Total interest-earning assets	1,011,140	16,321	6.46%	904,772	15,334	6.78%

Cash and due from banks	9,557			13,500
Premises and equipment	2,414			1,957
Other	5,209			7,025
Total assets	$1,028,320			$927,254

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$286,156	1,800	2.52%	$326,365	2,707	3.32%
Time deposits	320,800	3,473	4.33%	244,374	3,255	5.33%
Borrowings (2)	-	-	-	40,120	410	4.09%
Total interest-bearing liabilities	606,956	5,273	3.48%	610,859	6,372	4.17%

Noninterest-bearing demand deposits	298,670			220,564
Other liabilities	8,687			6,217
Stockholders’ equity	114,007			89,614
Total liabilities and stockholders’ equity	$1,028,320			$927,254

Net interest income		$11,048			$8,962

Interest rate spread (3)			2.98%			2.61%

Net interest margin (4)			4.37%			3.96%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.67			1.48

(1)	Includes interest-earning deposits, FHLB stock dividends, and preferred shares earning dividends.
(2)	Includes Federal Home Loan Bank advances.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.
(5)	Annualized.

(continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Nine Months Ended September 30,
	2025			2024
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate(5)	Balance	Expense	Rate(5)
Interest-earning assets:
Loans	$800,117	$41,709	6.95%	$743,537	$38,372	6.88%
Securities	22,785	471	2.76%	23,900	498	2.78%
Other (1)	143,171	4,736	4.41%	121,174	5,116	5.63%
Total interest-earning assets	966,073	46,916	6.48%	888,611	43,986	6.60%

Cash and due from banks	12,078			13,844
Premises and equipment	2,297			1,720
Other	4,383			6,523

Total assets	$984,831			$910,698

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$281,207	5,293	2.51%	$323,694	7,613	3.14%
Time deposits	321,011	10,580	4.39%	234,652	9,346	5.31%
Borrowings (2)	11,482	327	3.80%	49,712	1,574	4.22%
Total interest-bearing liabilities	613,700	16,200	3.52%	608,058	18,533	4.06%

Noninterest-bearing demand deposits	253,000			214,773
Other liabilities	8,284			5,894
Stockholders’ equity	109,847			81,973
Total liabilities and stockholders’ equity	$984,831			$910,698

Net interest income		$30,716			$25,453

Interest rate spread (3)			2.96%			2.54%

Net interest margin (4)			4.24%			3.82%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.57			1.46

(1)	Includes interest-earning deposits, FHLB stock dividends, and preferred shares earning dividends.
(2)	Includes Federal Home Loan Bank advances.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.
(5)	Annualized.

(continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of the three-month periods ended September 30, 2025, and 2024

	Three Months Ended		Increase /
(Dollars in thousands, except per share	September 30,		(Decrease)
amounts)	2025	2024	Amount	Percentage
Total interest income	$16,321	$15,334	$987	6%
Total interest expense	5,273	6,372	(1,099)	(17)%
Net interest income	11,048	8,962	2,086	23%
Credit loss expense	763	357	406	114%
Net interest income after credit loss expense	10,285	8,605	1,680	20%
Total noninterest income	1,982	1,115	867	78%
Total noninterest expenses	6,604	5,285	1,319	25%
Net earnings before income taxes	5,663	4,435	1,228	28%
Income taxes	1,340	1,133	207	18%
Net earnings	$4,323	$3,302	1,021	31%
Net earnings per share - Basic	$0.37	$0.34
Net earnings per share - Diluted(1)	$0.18	$0.15

(1) On October 1, 2025, the Company amended the terms of the Series B preferred shares, as detailed in Note 10 to the consolidated financial statements. This amendment affected the calculation of diluted earnings per share, and accordingly, all periods diluted EPS figures have been restated to reflect the new dilution structure. This ensures a consistent basis of comparison.

Net earnings. Net earnings for the three months ended September 30, 2025, were $4.3 million or $.37 per basic share and $.18 per diluted share compared to net earnings of $3.3 million or $.34 per basic share and $.15 per diluted share for the three months ended September 30, 2024. The increase in net earnings during the three months ended September 30, 2025 compared to three months ended September 30, 2024 is primarily attributed to an increase in net interest income and noninterest income.

Interest income. Interest income increased to $16.3 million for the three months ended September 30, 2025 compared to $15.3 million for the three months ended September 30, 2024, the increase was primarily attributed to the increase in average balances of interest earning assets.

Interest expense. Interest expense decreased by $1.1 million to $5.3 million for the three months ended September 30, 2025, compared to $6.4 million for the three months ended September 30, 2024, primarily due to reduction in deposit rates and repayment of borrowings, which lowered overall interest expense.

Credit loss expense. The Company recorded a credit loss expense of $0.76 million for the three months ended September 30, 2025, compared to a credit loss expense of $0.36 million for the three months ended September 30, 2024. The expected credit loss expense is charged to earnings as losses are expected to have occurred in order to bring the total allowance for credit losses to a level deemed appropriate by management to absorb losses expected. Management’s periodic evaluation of the adequacy of the allowance for credit losses is based upon historical experience, the volume and type of lending conducted by the Company, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for credit losses totaled $10.0 million or 1.23% of loans outstanding at September 30, 2025, compared to $8.7 million or 1.08% of loans outstanding at December 31, 2024. During the three-months ended September 30, 2025, the net recovery amounting to $41,000 resulted from consumer lending.

Noninterest income. Total noninterest income was $2.0 million for the three months ended September 30, 2025, compared to $1.1 for the three months ended September 30, 2024. The increase reflects an increase in wire transfer and ACH fees during the third quarter of 2025.

Noninterest expenses. Total noninterest expenses increased to $6.6 million for the three months ended September 30, 2025, compared to $5.3 million for the three months ended September 30, 2024, primarily due to employee compensation and benefits, data processing, and other expenses.

(continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of the nine-month periods ended September 30, 2025, and 2024

	Nine Months Ended		Increase /
(Dollars in thousands, except per share	September 30,		(Decrease)
amounts)	2025	2024	Amount	Percentage
Total interest income	$46,916	$43,986	$2,930	7%
Total interest expense	16,200	18,533	(2,333)	(13)%
Net interest income	30,716	25,453	5,263	21%
Credit loss expense	1,638	1,610	28	2%
Net interest income after credit loss expense	29,078	23,843	5,235	22%
Total noninterest income	5,047	3,555	1,492	42%
Total noninterest expenses	18,411	15,078	3,333	22%
Net earnings before income taxes	15,714	12,320	3,394	28%
Income taxes	3,919	3,147	772	25%
Net earnings	$11,795	$9,173	2,622	29%
Net earnings per share - Basic	$1.00	$1.02
Net earnings per share - Diluted(1)	$0.50	$0.45

(1)	On October 1, 2025, the Company amended the terms of the Series B preferred shares, as detailed in Note 10 to the consolidated financial statements. This amendment affected the calculation of diluted earnings per share, and accordingly, all periods diluted EPS figures have been restated to reflect the new dilution structure. This ensures a consistent basis of comparison.

Net earnings. Net earnings for the nine months ended September 30, 2025, were $11.8 million or $1.00 per basic share and $.50 per diluted share compared to net earnings of $9.2 million or $1.02 per basic share and $.45 per diluted share for the nine months ended September 30, 2024. The increase in net earnings during the nine months ended September 30, 2025 compared to nine months ended September 30, 2024 is primarily attributed to an increase in net interest income and noninterest income.

Interest income. Interest income increased to $46.9 million for the nine months ended September 30, 2025 compared to $44.0 million for the nine months ended September 30, 2024. The increase is due primarily to the growth in the average balances of interest earning assets.

Interest expense. Interest expense decreased by $2.3 million to $16.2 million for the nine months ended September 30, 2025, compared to $18.5 million for the nine months ended September 30, 2024, primarily due to a reduction in deposit rates and changes in the composition of deposits.

Credit loss expense. The Company recorded a credit loss expense of $1.64 million for the nine months ended September 30, 2025, compared to $1.61 million for the nine months ended September 30, 2024, respectively. The expected credit loss expense is charged to earnings as losses are expected to have occurred in order to bring the total allowance for credit losses to a level deemed appropriate by management to absorb losses expected. Management’s periodic evaluation of the adequacy of the allowance for credit losses is based upon historical experience, the volume and type of lending conducted by the Company, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for credit losses totaled $10.0 million or 1.23% of loans outstanding at September 30, 2025, compared to $8.7 million or 1.08% of loans outstanding at December 31, 2024. During the nine-months ended September 30, 2025, the net charge off amounting to $181,000 resulted from consumer lending.

Noninterest income. Total noninterest income increased to $5.0 million for the nine months ended September 30, 2025, compared to $3.6 million for the nine months ended September 30, 2024, due to increased wire transfer and ACH fees during the nine months ended September 30, 2025.

Noninterest expenses. Total noninterest expenses increased to $18.4 million for the nine months ended September 30, 2025, compared to $15.1 million for the nine months ended September 30, 2024, primarily due to employee compensation and benefits, occupancy and equipment, and other expenses.

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

There have been no significant changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date: November 10, 2025	By:	/s/ Timothy Terry
Timothy Terry
Principal Executive Officer

Date: November 10, 2025	By:	/s/ Elliot Nunez
Elliot Nunez
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and restated Articles of incorporation (incorporated by reference from Annual Report on Form 10-K filed with the SEC on February 26, 2025)

3.2	Bylaws (incorporated by reference from Current Report on Form 8-K filed with the SEC on May 11, 2004)

3.3	2025 Amended and Restated Certificate of Designation of Series B Preferred Stock on Form 8-K (filed with the SEC on October 1, 2025)

4.1	Form of stock certificate (incorporated by reference from Quarterly Report on Form 10-QSB filed with the SEC on August 16, 2004)

4.2	Description of Securities (incorporated by reference from Annual Report on Form 10-K filed with the SEC on February 26, 2025)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

