Form 10-K
period 2025-12-31
OptimumBank Holdings, Inc.
filed 2026-02-26
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant 10,114,990 shares on June 30, 2025, was approximately $45,211,768, computed by reference to the closing market price at $4.47 per share as of June 30, 2025. For purposes of this information, the outstanding shares of common stock beneficially owned by directors and executive officers of the registrant were deemed to be shares of common stock held by affiliates.

The number of shares of common stock, par value $0.01 per share, of the registrant outstanding as of February 26, 2026 was 12,166,437 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the issuer’s fiscal year end are incorporated by reference into Part III, Items 10 through 14, of this Annual Report on Form 10-K.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

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

General

OptimumBank Holdings, Inc. is a Florida corporation (the “Company”) formed in 2004 as a bank holding company for OptimumBank (the “Bank”). The Company’s only business is the ownership and operation of the Bank. The Bank is a Florida state-chartered bank established in 2000, with deposits insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of commercial banking services to individual and corporate customers through its headquarters and two branch offices located in Broward County, and one branch office in Miami Dade County, Florida.

The Company is subject to the supervision and regulation of The Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is subject to the supervision and regulation of the State of Florida Office of Financial Regulation (“OFR”) and the FDIC. The Bank is a member of the Federal Home Loan Bank of Atlanta.

At December 31, 2025, the Company had total assets of $1.1 billion, net loans of $947.3 million, total deposits of $931.8 million and stockholders’ equity of $121.9 million. During 2025, the Company had a net income of $16.6 million.

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

The Bank provides a range of consumer and commercial banking services to individuals and businesses. The basic services offered include demand interest-bearing and noninterest-bearing accounts, money market deposit accounts, NOW accounts, time deposits, wire transfers, ACH services, Visa debit and ATM cards, cash management, direct deposits, notary services, money orders, night depositories, cashier’s checks, domestic collections, and banking by mail. The Bank provides ATM cards and Visa debit cards, as a part of the Star, Presto and Cirrus networks, thereby permitting customers to utilize the convenience of ATMs worldwide. In December 2022, the Bank began participating as a member of the IntraFi Network, which is the largest provider of reciprocal deposits. With IntraFi’s reciprocal deposit services, the Bank can offer depositors access to FDIC insurance for an unlimited amount, well beyond the standard maximum of $250,000 for funds placed into demand deposit accounts, money market deposit accounts, or CDs. The Bank does not have trust powers and provides no trust services. The Bank makes multi-family real estate loans, residential real estate loans, commercial real estate loans, land and construction, and consumer loans. The Bank offers business lending lines for working capital needs. Growing businesses can use the loans to expand inventory, take discounts, offset receivables, or establish new structured financing and repayment plans that are consistent with the cash flow of the business. The Bank provides U.S. Small Business Administration (“SBA”) guaranteed loans to small and middle market businesses. The Bank achieved SBA preferred lender status on February 18, 2025.

Operating and Business Strategy

Our key strategic initiatives are designed to generate continued growth in earning assets, core transaction deposits, treasury management and other fee income, while operating with an efficient cost. Continued emphasis on expansion of our South Florida customer base and exploring additional niche lines of business are also part of our strategic plan. We believe providing our clients with reasonable solutions that meet their business and personal needs fosters stability in our client base, builds full-service banking relationships, and allows for profitable growth that enhances shareholder returns. We intend to deliver the solutions to clients in a very personalized manner while investing in talent and leveraging modern technology to facilitate efficiency and decrease client pain points while enhancing our competitiveness.

On the loan side, management has implemented initiatives that have enabled us to grow our loan portfolio primarily with South Florida and Florida generated relationships in the commercial real estate, owner-occupied commercial real estate, multifamily, and commercial and industrial portfolios. The Company leverages decades of Board and management experience in healthcare and specifically to skilled nursing facilities. The company provides stabilized owner-occupied and non-owner-occupied loans, as well as accounts receivable-based asset-based-lending (“ABL”) lines of credit to skilled nursing facility clients. In coordination with our Treasury Cash Management capabilities this has allowed us to expand relationships in these niche businesses to capture full relationships including the business operating accounts. Where appropriate, out of area loans will be considered, subject to proper due diligence to supplement portfolio diversification and increase interest income.

In addition, we have built capabilities in Small Business Administration (SBA) lending, entering the space in late 2023 and being designated as a Preferred Lender under the SBA’s Preferred Lenders Program (PLP) in the first quarter of 2025. Under the program the Bank offers SBA-guaranteed 7A loans generally secured by accounts receivable, inventory, equipment, or real estate. diligence to further increase interest income and for portfolio diversification purposes

In late 2025, the Company formed OptimumHUD Loans, LLC (d/b/a) as OptimumFunding, LLC, a wholly owned non-bank subsidiary. When the subsidiary commences operations, it is expected to support a focused suite of financing solutions, including bridge-to Housing and Urban Development (“HUD”) financing to support acquisitions, refinancing and repositioning to facilitate a transition to long-term HUD or Federal Housing Administration (“FHA”) financing and FHA and HUD loan origination capability for multifamily and healthcare properties. The platform will deliver specialized expertise serving skilled nursing facilities, senior housing, and multifamily assets, building upon the Company’s established lending relationships and sector knowledge.

As to deposits, we are focused on identifying deposit-growth opportunities among our existing customer base and prospects throughout Florida and across other states within the United States. With respect to treasury management, our focus will remain on merchant cash advance providers and the related electronic funds transfer line of business. The Bank has carved out a niche in the MCA industry to provide treasury management services, including servicing of high-volumn ACH transactions to organizations with various entities. Providing these services in a seamless fashion has allowed the Bank to gather low-cost deposits while generating noninterest fee income. For this revenue source to increase further in a meaningful way, automation is necessary to further improve efficiency. We continue to invest in necessary technology and expect efficiencies to continue to occur throughout 2026.

Going forward, our strategic plan will continue to emphasize and build upon initiatives focused on strengthening credit oversight and credit administrative processes and procedures, while identifying loan growth opportunities designed to enhance overall profitability without sacrificing credit quality or underwriting standards. This strategy is supported by a risk-based, comprehensive credit culture, and a strong credit administrative infrastructure that reinforces appropriate risk management practices. We remain focused on full-service banking relationships and identifying deposit growth opportunities among our existing customer base and prospects throughout Florida, and the United States. Strengthening our core funding capabilities is foundational to supporting our growth in our targeted business and real estate markets, including our niche skilled nursing facility and merchant cash advance markets.

To support this strategy, we are investing in experienced banking talent across our business development and retail teams while modernizing our products and digital services. These initiatives include upgrading our core banking system and our online and mobile banking platforms. Together, these investments are expected to improve client experience, expand our customer base, increase balance sheet diversification, and enhance branch utilization.

Lending Activities

The Bank offers real estate, commercial and consumer loans to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in its market area. The Bank’s primary market area consists of Broward, Miami-Dade, Palm Beach, Martin, and St. Lucie counties, and secondarily throughout the State of Florida. The Bank’s net loans at December 31, 2025 were $947.3 million, or 85% of total assets, and its loan to deposits ratio was 103%. During 2025 net loans increased by $152.3 million, attributed to the bank’s successful pursuit of new lending opportunities in South Florida. Loan balances increased by $180.8 million in commercial real estate loans, $17.8 million in consumer loans, and $1.7 million in multi-family loans, offset by a decrease of $41.1 million in land and construction loans, $4.6 million in commercial loans, and $46,000 in residential real estate loans. The interest rates charged on loans varied with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations.

The Bank’s loan portfolio is concentrated in three major areas: commercial real estate loans, residential real estate loans, and consumer loans, which consist primarily of home equity lines of credit. As of December 31, 2025, 95% of the loan portfolio consisted of loans secured by mortgages on real estate, of which approximately 70% of the total loan portfolio was secured by commercial real estate properties. The real estate loans are located primarily in the counties the Bank serves in the State of Florida.

The Bank’s real estate loans are secured by mortgages and consist primarily of loans to individuals and businesses for the purchase or improvement of, or investment in, real estate. These real estate loans were made at fixed or variable interest rates and are normally variable rate mortgages which adjust annually after the initial three to five-year period of the loan. The Bank’s fixed rate loans generally are for terms of five years or less and are repayable in monthly installments based on a maximum 30-year amortization schedule.

Loan originations are derived primarily from director and employee referrals, existing customers, and direct marketing. Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions including interest rates and risks inherent in dealing with individual borrowers. A significant portion of the Bank’s portfolio is collateralized by real estate in South Florida, which is susceptible to local economic downturns. The Bank attempts to minimize credit losses through various means. On most credits, it relies on the cash flow and assets of a debtor as the source of repayment as well as the value of the underlying collateral. The Bank also generally limits its loans to up to 80% of the value of the underlying real estate collateral. The Bank generally charges a prepayment penalty if a loan is repaid within the first two to three years of origination to recover any costs it paid for the origination of the loan.

Deposit Activities

Deposits are the major source of the Bank’s funds for lending and other investment activities. Deposits are gathered throughout Florida and across other states within the United States, through the offering of a broad variety of deposit products, including checking accounts, money-market accounts, regular savings accounts, term certificate of deposit accounts. The Company also gathers deposits via listing services. In 2025 and 2024 the Bank maintained fully FDIC-insured brokered deposits totaling $80 million and $105 million respectively. The Bank considers the majority of its regular savings, demand, NOW, money market deposit accounts and certificates of deposit under $250,000 to be core deposits. Deposits are insured up to the maximum amount allowed by law by the FDIC. The Company also facilitates depositor access to additional FDIC insurance via the IntraFi network.

Maturity terms, service fees, and withdrawal penalties are established by the Bank on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, market rate competition, growth goals, and federal regulations.

Investments

The Bank’s investment securities portfolio was approximately $25.2 million and $22.8 million at December 31, 2025 and 2024, respectively, representing 2.3% and 2.5% of its total assets. At December 31, 2025, 47.7% of this portfolio was invested in mortgage-backed securities. Mortgage-backed securities generally have a shorter life than the stated maturity. The Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at minimal risk levels while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits.

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

Internet Banking

The Bank maintains a website at www.optimumbank.com where retail and business customers can access account balances, view current account activity and previous statements, view images of paid checks, transfer funds between accounts, and pay bills. The Bank offers its customers mobile access to their account information, with the option to setup alerts, and deposit checks across a broad range of phones and mobile devices, and to send and receive payments through Zelle. The Bank also offers its business customers remote deposit capture and online cash management services that include ACH origination and wire transfers using soft token technology for security.

Competition

The Bank encounters strong competition in making loans and attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws which permit multi-bank holding companies as well as an increasing level of interstate banking have created a highly competitive environment for commercial banking. In one or more aspects of its business, the Bank competes with other commercial banks, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Most of these competitors, some of which are affiliated with bank holding companies, have substantially greater resources and lending limits, and may offer certain services that the Bank does not currently provide. In addition, many of its non-bank competitors are not subject to the same extensive federal regulations that govern federally insured banks. Recent federal and state legislation has heightened the competitive environment in which financial institutions must conduct their business, and the potential for competition among financial institutions of all types has increased significantly.

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

As of December 31, 2025, the Bank had 98 full-time employees, including executive officers. The Company employed one individual. These employees are not represented by a collective bargaining unit. The Bank considers its relations with its employees to be good.

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

Management believes, as of December 31, 2025, that the Bank met all capital adequacy requirements to which it was subject. The Bank’s actual capital amounts and percentages are presented in the table:

			To Be Well Capitalized
			Under Prompt Corrective
	Actual		Action Regulations
(dollars in thousands)	Amount	%	Amount	%
As of December 31, 2025:
Tier 1 Capital to Total Assets	$125,467	11.39%	$99,126	9.00%

As of December 31, 2024:
Tier 1 Capital to Total Assets	$107,112	10.91%	$88,381	9.00%

Company Regulation

General. As a bank holding company registered under the Bank Holding Company Act of 1956 (the “BHCA”), the Company is subject to the regulation and supervision of, and inspection by, the Federal Reserve Board (“Federal Reserve” or “FRB”). The Company is also required to file with the Federal Reserve annual reports and other information regarding its business operations, and those of its subsidiaries. In the past, the BHCA limited the activities of bank holding companies and their subsidiaries to activities which were limited to banking, managing or controlling banks, furnishing services to or performing services for their subsidiaries or engaging in any other activity which the Federal Reserve determined to be so closely related to banking or managing or controlling banks as to be properly incidental thereto. Under the Gramm-Leach-Bliley Financial Modernization Act of 1999 which is discussed below, bank holding companies have the opportunity to seek broadened authority, subject to limitations on investment, to engage in activities that are “financial in nature” if all of their subsidiaries depository institutions are well capitalized, well managed, and have at least a satisfactory rating under the Community Reinvestment Act, which is also discussed below.

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

The BHCA further prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company. In addition, any person or group of persons must obtain the approval of the Federal Reserve under the BHCA before acquiring 25% (5% in the case of an acquirer that is already a bank holding company) or more of the outstanding common stock of a bank holding company, or otherwise obtaining control or a “controlling influence” over the bank holding company.

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

Securities Regulation and Corporate Governance. The Company’s common stock is registered with the Securities and Exchange Commission (the “SEC”) under Section 12(b) of the Securities Exchange Act of 1934, and we are subject to restrictions, reporting requirements and review procedures under federal securities laws and regulations. Our common stock is listed on NYSE American. As a publicly traded Company, we adhere to the corporate governance reforms enacted under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the rules of the SEC and NYSE American, stock market adopted pursuant to the Sarbanes-Oxley Act. Among other things, these reforms, effective as of various dates, require certification of consolidated financial statements by the chief executive officer and chief financial officer, prohibit the provision of specified services by independent auditors, require pre-approval of independent auditor services, define director independence and require certain committees, and a majority of a subject company’s board of directors, to consist of independent directors, establish additional disclosure requirements in reports filed with the SEC, require expedited filing of reports, require management evaluation and auditor attestation of internal controls, prohibit loans by the issuer (but not by certain depository institutions) to directors and officers, set record-keeping requirements, mandate complaint procedures for the reporting of accounting and audit concerns by employees, and establish penalties for non-compliance.

Bank Regulation

General. The Bank is chartered under the laws of the State of Florida, and its deposits are insured by the FDIC to the extent provided by law. The Bank is subject to comprehensive regulation, examination and supervision by the FDIC and the Florida Office of Financial Regulation (“Florida OFR”), and to other laws and regulations applicable to banks. Such regulations include limitations on loans to a single borrower and to its directors, officers and employees; limitations on the types of activities a state bank can conduct; restrictions on the opening and closing of branch offices; the maintenance of required capital ratios; the granting of credit under equal and fair conditions; and the disclosure of the costs and terms of such credit. The Bank is examined periodically by the FDIC and the Florida OFR, to whom it submits periodic reports regarding its financial condition and other matters. The FDIC and the Florida OFR have a broad range of powers to enforce regulations under their jurisdiction, and to take discretionary actions determined to be for the protection and safety and soundness of banks, including the institution of cease and desist orders and the removal of directors and officers. The FDIC and the Florida OFR also have the authority to approve or disapprove mergers, consolidations, and similar corporate actions.

Dividends. The Company has not declared or paid dividends to its stockholders. The Company’s ability to pay dividends is substantially dependent on the ability of the Bank to pay dividends to the Company. As a state-chartered bank, the Bank is subject to dividend restrictions set by Florida law, the regulations of the Florida OFR and the FDIC. Except with the prior approval of the Florida OFR, all dividends of any Florida bank must be paid out of retained net profits from the current period and the previous two years, after deducting expenses, including losses and bad debts. As of December 31, 2025, the Bank paid one-time to the Company totaled $500,000. However, under the Federal Deposit Insurance Act, an FDIC-insured institution may not pay any dividend if payment would cause it to become undercapitalized or while it is undercapitalized. Further, the FDIC and the Florida OFR also have the general authority to limit the dividend payment by banks if such payment may be deemed to constitute an unsafe and unsound practice. It is likely that those agencies would view a Bank dividend which materially reduced the capital ratios of the Bank to be such an unsafe or unsound practice.

Loans to One Borrower. Florida law generally allows a state bank such as the Bank to extend credit to any one borrower (and certain related entities of such borrower) in an amount up to 25% of its capital accounts, provided that the unsecured portion may not exceed 15% of the capital accounts of the bank. Based upon the Bank’s capital, the maximum loan the Bank is currently permitted to make to any one borrower (and certain related entities of such borrower) is approximately $32.7 million, provided the unsecured portion does not exceed approximately $19.6 million.

Transactions with Affiliates. Under federal law, federally insured banks are subject, with certain exceptions, to certain restrictions on any extension of credit to their parent holding companies or other affiliates, on investment in the stock or other securities of affiliates, and on the taking of such stock or securities as collateral from any borrower. In addition, banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the provision of any property or service.

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

Such laws and other consumer regulation matters are administered by the Consumer Financial Protection Bureau (the “Bureau”). The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers.

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

Statistical Profile and Other Financial Data

Reference is hereby made to the statistical and financial data contained in the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for statistical and financial data providing a review of the Bank’s business activities.

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

Our Information Security Program represents the standards, policies, procedures, and guidelines defining our institution’s security requirements and related activities.

Threat monitoring procedures provide for continual and ad hoc monitoring of threat intelligence communication and systems, effective incident detection and response, and the use of monitoring tools and reports in any subsequent forensic or legal procedures. Management reviews and approves the tools used and the conditions for use, whether developed internally or outsourced.

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

As part of our information security program, we have adopted an Incident Response Plan (“Incident Response Plan”) which is administered by our Information Security Officer who works in consultation with an Incident Response Team. The Incident Response Plan describes the Institution’s processes, procedures, and responsibilities for responding to incidents, including cybersecurity, and identifies team members responsible for assessing potential security incidents, declaring an incident, and initiating a response. The Incident Response Plan outlines action steps for investigating, containing, controlling, responding to, and remediating a cybersecurity incident. Our Plan includes notification procedures for reporting incidents to appropriate stakeholders, including the Company’s Executive Management Team and the Board of Directors. Annually, our Incident Response Team performs a tabletop exercise to simulate the Institution’s responses to events, including cybersecurity. Each exercise results in lessons learned and subsequent improvement to the Incident Response Plan, as warranted.

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

Cybersecurity Governance

We recognize our overall security culture contributes to the effectiveness of our Information Security Program. The Board of Directors sets the tone and direction for our institution’s use of technology. The Board will initially approve, and periodically review and re-approve, the IT Strategic Plan, Information Security Program, and other IT-related policies. While the Board may delegate the design, implementation, and monitoring or certain IT activities to the IT Steering Committee (ITSC), the Board remains responsible over overseeing the IT activities and is strongly encouraged to prove a credible challenge to management. To help carry out their responsibilities, the Board will be periodically trained to understand IT activities and risk, including cyber risks. Cybersecurity matters and assessments are regularly included in ITSC meetings.

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

Item 2. Properties

The Bank operates a main office and three branch offices. The headquarters and two branch offices are located in Broward County, Florida, and one branch office located in Miami-Dade County, Florida. The following table sets forth information with respect to the Bank’s offices as of December 31, 2025.

Location	Year Facility Opened	Facility Status

Headquarters and Ft. Lauderdale Branch Office:	2019	Leased
2929 East Commercial Boulevard Suites 101, 303, 306, and 502 Fort Lauderdale, Florida 33308

Deerfield Beach Branch Office:	2004	Leased
2201 W. Hillsboro Blvd., Deerfield Beach, FL 33442

North Miami Beach Office:	2024	Leased
757-759 NE 167th Street, North Miami Beach FL 33162

Item 3. Legal Proceedings

From time to time, the Bank is involved in litigation arising in the ordinary course of its business. As of the date of the filing of this Form 10-K, management is of the opinion that the ultimate aggregate liability in connection with any pending litigation will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the NYSE American under the symbol, “OPHC”.

The Company had approximately 1,240 registered shareholders of its common stock as of December 31, 2025. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

During the first quarter of 2025, the Company issued 52,819 shares of common stocks through its at-the market (“ATM”) Offering for aggregate gross proceeds of approximately $245,000 The Company did not issue any additional shares through the ATM during the remainder of 2025. The proceeds from ATM offering were used to make capital contributions to the Bank to enhance the Bank’s regulatory capital ratios and support its growth.

On October 1, 2025, the Company issued 350,000 shares of its Series C Convertible Preferred Stock in exchange for 350,000 shares of Company common stock. In connection with this exchange, the Company retired the reacquired shares of common stock. The shares of Series C Convertible Preferred Stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. The Company did not repurchase any shares of its common stock in 2025.

The Bank is currently permitted to pay cash dividends subject to restrictions imposed by the Florida Financial Institution Codes and federal banking law. The Company is currently permitted to pay cash dividends subject to restrictions under the Florida Business Corporation Act. During 2025, the Bank paid a one-time dividend of $500,000 to the Company. The Company has not declared or paid any dividends to its stockholders and does not plan to pay dividends in the foreseeable future. Instead, the Company intends to retain any income for the purpose of enhancing its financial position and supporting the growth of the Bank.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A - Qualitative and Quantitative Disclosures about Market Risk

Not applicable.

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

The allowance for credit losses is also discussed as part of “Loan Portfolio, Asset Quality and Allowance for Credit Losses” and in Note 3 of Notes to Consolidated Financial Statements. The Company’s significant accounting policies are discussed in Note 1 of Notes to Consolidated Financial Statements.

Regulation and Legislation

As a state-chartered commercial bank, the Bank is subject to extensive regulation by the Florida OFR and the FDIC. The Bank files reports with the Florida OFR and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. Periodic examinations are performed by the Florida OFR and the FDIC to monitor the Bank’s compliance with the various regulatory requirements. The Company is also subject to regulation and examination by the Federal Reserve Board of Governors.

Loan Portfolio, Asset Quality and Allowance for Credit Losses

The Bank’s primary business is making business loans. This activity may subject the Bank to potential credit losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond its control. As of December 31, 2025, the Bank’s nonperforming loans were approximately $2.9 million, or 0.3% of gross loan portfolio.

The following table sets forth the composition of the Bank’s loan portfolio:

	At December 31,
	2025		2024		2023
		% of		% of		% of
(dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Residential real estate	$74,018	7.7%	$74,064	9.2%	$71,400	10.0%
Multi-family real estate	65,693	6.8	64,001	7.9	67,498	10.7
Commercial real estate	666,508	69.6	485,671	60.6	422,680	62.1
Land and construction	36,212	3.8	77,295	9.6	32,600	4.7
Commercial	48,196	5.0	52,810	6.5	41,870	6.1
Consumer	68,166	7.1	50,399	6.2	44,023	6.4

Total loans	$958,793	100.0%	$804,240	100.0%	$680,071	100.0%

(Deduct) add:
Net deferred loan (fees) costs and premiums	(1,226)		(595)		(1,294)
Allowance for credit losses	(10,273)		(8,660)		(7,683)

Loans, net	$947,294		$794,985		$671,094

The following table sets forth the activity in the allowance for credit losses:

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Beginning balance	$8,660	$7,683	$5,793
Additional allowance recognized due to adoption of Topic 326	—	—	218
Credit loss expense	1,927	2,372	3,759
Loans charged off	(727)	(1,777)	(2,442)
Recoveries collected	413	382	355

Total ending allowance balance	$10,273	$8,660	$7,683

Reconciliation of Credit Loss Expense

The following table provides a reconciliation of the credit loss expense on the condensed consolidated statements of income between the funded and unfunded components at the dates indicated:

	At December 31,
	2025	2024
Credit loss expense - funded	$1,927	$2,372
Credit loss expense - unfunded	109	150
Total Credit loss expense	$2,036	$2,222

The allowance for credit losses represents management’s estimate of expected losses in the existing loan portfolio. The allowance for credit losses is increased by the credit loss expense charged to earnings and reduced by loans charged off, net of recoveries. The allowance for credit losses represented 1.07% and 1.08% of the total loans outstanding at December 31, 2025, and 2024, respectively.

The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The allowance for credit losses is adjusted by a credit loss expense which is reported in earnings and reduced by the charge-off of loan amounts, net of recoveries. Loans are charged off against the allowance when management determines that the loan balance is uncollectable. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Expected credit loss inherent in non-cancellable off-balance sheet credit exposures is provided through the credit loss expense, but recorded separately in other liabilities.

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

The following table sets forth the Bank’s allowance for loan losses by loan type:

	At December 31,
	2025		2024		2023
(dollars in thousands)	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Residential real estate	$1,477	7.7%	$1,114	9.2%	1,020	10.0%
Multi-family real estate	666	6.8	786	7.9	1,041	10.7
Commercial real estate	4,608	69.6	2,705	60.6	3,793	62.1
Land and construction	1,077	3.8	2,015	9.6	1,019	4.7
Commercial	2,351	5.0	1,675	6.5	281	6.1
Consumer	94	7.1	365	6.2	529	6.4

Total allowance for credit losses	$10,273	100.0%	$8,660	100.0%	$7,683	100.0%

Allowance for loan losses as a percentage of total loans outstanding		1.07%		1.08%		1.13%

The following summarizes the amount of nonperforming loans:

	December 31, 2025
(dollars in thousands)	Nonaccrual Without ACL	Nonaccrual With ACL	Total Nonaccrual
Commercial	$954	$1,943	$2,897
Total	$954	$1,943	$2,897

	December 31, 2024
(dollars in thousands)	Nonaccrual Without ACL	Nonaccrual With ACL	Total Nonaccrual
Land and construction	$5,597	$—	$5,597
Commercial	—	1,374	1,374
Consumer	605	—	605
Total	$6,202	$1,374	$7,576

During 2025, 2024, and 2023, the average recorded investment in collateral dependent loans and interest income recognized and received on collateral dependent loans were as follows:

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Average investment in collateral dependent loans	$3,758	$2,134	$85
Interest income recognized	$292	104	—
Interest income received	$292	104	—

Other Real Estate Owned (“OREO”) is excluded from the allowance for credit losses. Upon foreclosure, the loan was removed from loans held for investment. Subsequent declines in the fair value of OREO are recognized through direct write-downs rather than through an allowance methodology. During 2025, the Bank acquired one property through foreclosure of a consumer home equity line of credit (“HELOC”). The addition of OREO increased total nonperforming assets; however, management believes the risk is mitigated as the property is actively marketed for sale. Management continues to monitor local market conditions in Florida and will recognize additional write-downs, if necessary, based on changes in fair value.

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

The Bank’s primary sources of cash during the year ended December 31, 2025, were payments of principal and interest on loans made by the Bank to third parties, payments of principal and interest on debt securities held by the Bank and deposits made by third parties at the Bank. Cash was used primarily to fund loans and repay Federal Home Loan Bank of Atlanta (“FHLB”) advances. The Bank adjusts rates on its deposits to attract or retain deposits as needed. The Bank primarily obtains deposits from its market area and secondarily from listing services.

The Bank also has external sources of funds through the FHLB and with unsecured lines of credit with correspondent banks and the Federal Reserve. The Bank is a member of the FHLB, which allows it to borrow funds under a pre-arranged line of credit. As of December 31, 2025, the Bank had outstanding borrowings of $50.0 million and pledged $464.8 million in loans as a collateral, providing borrowing availability of $231.9 million under its established borrowing capacity with the FHLB. The Company’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. In addition, the Bank has access to the Federal Reserve Discount Window as supplemental source of liquidity. As of December 31, 2025, the Bank had pledged $50.8 million in securities and loans as collateral to secure this borrowing facility, providing a line of credit available for use if needed. At December 31, 2025, the Company also had available lines of credit amounting to $73.5 million with five correspondent banks to purchase federal funds. Disbursements on these lines of credit are subject to the approval of the correspondent banks. The Company measure and monitor our liquidity daily and believes its sources of funding are adequate to meet our operating needs.

Debt Securities

The Bank’s securities portfolio is comprised of SBA pool securities, mortgage-backed securities, taxable municipal securities and collateralized mortgage obligations. The securities portfolio is categorized as either “held-to-maturity” or “available for sale.” Debt securities held-to-maturity represent those securities which the Bank has the positive intent and ability to hold to maturity. These debt securities are carried at amortized cost. Debt securities available for sale represent those investments which may be sold for various reasons including changes in interest rates and liquidity considerations. These debt securities are reported at fair market value and unrealized gains and losses are excluded from earnings and reported in other comprehensive losses.

The following table sets forth the amortized cost and fair value of the Bank’s debt securities portfolio:

(dollars in thousands)	Amortized Cost	Fair Value
At December 31, 2025:
Held-to-maturity:
Collateralized mortgage obligations	$214	$190
Total	$214	$190
Available for sale:
SBA Pool Securities	$439	$429
Collateralized mortgage obligation	118	106
Municipal securities	16,616	12,626
Mortgage-backed Securities.	14,156	12,023
Total	$31,329	$25,184
At December 31, 2024:
Held-to-maturity:
Collateralized mortgage obligations	$281	$247
Total	$281	$247
Available for sale:
SBA Pool Securities	$581	$567
Collateralized mortgage obligations	128	111
Municipal securities	16,654	11,914
Mortgage-backed Securities.	12,883	10,181
Total	$30,246	$22,773

The following table sets forth, by maturity distribution, certain information pertaining to the debt securities portfolio at amortized cost:

(dollars in thousands)	Less than a year	After 1-5 Years	After 5-10 Years	After 10 Years	Total	Yield
At December 31, 2025:
Collateralized mortgage obligation	$—	$—	$—	$332	$332	3.02%
Mortgage-backed securities	—	—	—	14,156	14,156	2.59%
Municipal securities	—	—	1,513	15,103	16,616	2.18%
SBA pool securities	—	—	—	439	439	5.99%
	$—	$—	$1,513	$30,030	$31,543
At December 31, 2024:
Collateralized mortgage obligation	—	$—	$—	$409	$409	2.41%
Mortgage-backed securities	$—	—	—	12,883	12,883	2.08%
Municipal securities	—	—	—	16,654	16,654	2.18%
SBA pool securities	—	—	—	581	581	5.28%
	$—	$—	$—	$30,527	$30,527

The following table sets forth, by maturity distribution, certain information pertaining to the debt securities portfolio at fair value:

(dollars in thousands)	Less than a year	After 1-5 Years	After 5-10 Years	After 10 Years	Total	Yield
At December 31, 2025:
Collateralized mortgage obligation	$—	$—	$—	$429	$429	3.02%
Mortgage-backed securities	—	—	—	296	296	2.59%
Municipal securities	—	—	1,264	11,362	12,626	2.18%
SBA pool securities	—	—	—	12,023	12,023	5.99%
	$—	$—	$1,264	$24,110	$25,374
At December 31, 2024:
Collateralized mortgage obligation	—	$—	$—	$409	$409	2.41%
Mortgage-backed securities	$—	—	—	12,883	12,883	2.08%
Municipal securities	—	—	—	16,654	16,654	2.18%
SBA pool securities	—	—	—	581	581	5.28%
	$—	$—	$—	$30,527	$30,527

Expected maturities of these debt securities will differ from contractual maturities because borrowers have the right to call or repay obligations with or without call or prepayment penalties.

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Bank’s market risk arises primarily from interest-rate risk inherent in its lending and deposit-taking activities. The Bank does not engage in securities trading or hedging activities and does not invest in interest-rate derivatives or interest rate swaps.

The Bank may utilize financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 9 of Notes to Consolidated Financial Statements.

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

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s interest rate sensitivity “gap.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a specific time period. The gap ratio is computed as the amount of rate sensitive assets less the amount of rate sensitive liabilities divided by total assets. A gap is considered positive when the amount of interest-rate sensitive assets exceeds interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would adversely affect net interest income, while a positive gap would result in an increase in net interest income. During a period of falling interest rates, a negative gap would result in an increase in net interest income, while a positive gap would adversely affect net interest income.

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

The following table sets forth certain information related to the Bank’s interest-earning assets and interest-bearing liabilities at December 31, 2025, that are estimated to mature or are scheduled to be repriced within the period shown:

	Gap Maturity / Repricing Schedule
(dollars in thousands)	Less than a year	After 1-5 Years	After 5-15 Years	After 15 Years	Total
Loans (1):
Residential real estate loans	$27,409	$44,355	$469	$1,785	$74,018
Multi-family real estate loans	23,343	41,449	901	—	65,693
Commercial real estate loans	313,261	352,336	910	—	666,507
Land and construction	7,549	26,059	2,604	—	36,212
Commercial	23,566	24,631	—	—	48,197
Consumer	55,049	7,248	—	5,869	68,166

Total loans	450,177	496,078	4,884	7,654	958,793

Securities (2)	—	—	1,264	24,134	25,398
Interest-bearing deposits in banks	105,210	—	—	—	105,210
Federal Home Loan Bank stock	3,028	—	—	—	3,028

Total rate-sensitive assets	558,415	496,078	6,148	31,788	1,092,429

Deposit accounts (3):
Money-market deposits	211,412	—	—	—	211,412
Interest-bearing checking deposits	94,865	—	—	—	94,865
Savings deposits	644	—	—	—	644
Time deposits	354,173	4,136	—	—	358,309

Total deposits	661,094	4,136	—	—	665,230

Federal Home Loan Bank advances	50,000	—	—	—	50,000
Total rate-sensitive liabilities	711,094	4,136	—	—	715,230

GAP (repricing differences)	$(152,679)	$491,942	$6,148	$31,788	$377,199

Cumulative GAP	$(152,679)	$339,263	$345,411	$377,199

Cumulative GAP/total assets	(13.7)%	30.5%	31.1%	33.9%

1	In preparing the table above, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayment, according to their maturities.

2	Securities are scheduled through the repricing date.

3	Money-market, interest-bearing checking and savings deposits are regarded as readily accessible withdrawable accounts. Time deposits are scheduled through the maturity dates.

The following table sets forth loan maturities by type of loan at December 31, 2025:

(dollars in thousands)	Less than a year	After 1-5 Years	After 5-15 Years	After 15 Years	Total
Residential real estate	$1,197	$21,970	$49,066	1,785	$74,018
Multi-family real estate	257	37,696	27,740	—	65,693
Commercial real estate	8,923	162,926	494,659	—	666,508
Land and construction	—	7,377	28,835	—	36,212
Commercial	6,319	24,752	13,394	3,731	48,196
Consumer	677	3,063	4,184	60,242	68,166

Total	$17,373	$257,784	$617,878	65,758	$958,793

The following table sets forth the maturity or repricing of loans by interest type at December 31, 2025:

(dollars in thousands)	Less than a year	After 1-5 Years	After 5-15 Years	After 15 Years	Total
Fixed interest rate	$9,432	$81,768	$4,884	1,785	$97,869
Variable interest rate	440,745	414,310	—	5,869	860,924

Total	$450,177	$496,078	$4,884	7,654	$958,793

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.

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

A summary of the contractual amounts of the Company’s financial instruments with off-balance sheet risk at December 31, 2025, follows:

(dollars in thousands)
Commitments to extend credit	$7,775

Unused lines of credit	$72,940

Standby letters of credit	$3,779

The following is a summary of the Company’s on-balance sheet contractual obligations at December 31, 2025:

(dollars in thousands)	Payments Due by Period
Contractual Obligations
(dollars in thousands)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Federal Home Loan Bank advances	$50,000	$—	$—	$—	$50,000
Operating lease liabilities	499	1,540	268	828	3,135

Total	$50,499	1,540	268	828	$53,135

Deposits

Deposits traditionally are the primary source of funds for the Company’s use in lending, making investments and meeting liquidity demands. The Company has focused on raising time deposits primarily within its market area, which is the area of Broward, Miami-Dade, Palm Beach, Martin, and St. Lucie counties. The Company offers a variety of deposit products, such as mobile banking, remote deposit capture and bank-to-bank ACH, which are promoted within its market area. Deposits increased $159.6 million in 2025. The increase in deposit balances primarily consisted of an increase of $54.6 million in noninterest-bearing demand deposits, an increase of $11.3 million in NOW accounts, an increase of $17.1 million in money market accounts, an increase of $216,000 in savings accounts, and an increase of $76.4 million in time deposits.

The following table displays the distribution of the Company’s deposits by product at December 31, 2025 and 2024:

	2025		2024
(dollars in thousands)	Amount	% of Deposits	Amount	% of Deposits
Noninterest-bearing demand deposits	$266,520	28.6%	$211,900	27.4%
NOW deposits	94,865	10.2	83,570	10.8
Money-market deposits	211,412	22.7	194,357	25.2
Savings	644	0.1	428	0.1

Subtotal	573,441	61.6%	$490,255	63.5%

Time deposits:
0.00% – 0.99%	112	—%	$113	0.0%
1.00% – 1.99%	4,947	0.5	4,533	0.6
2.00% – 2.99%	357	—	866	0.1
3.00% – 3.99%	55,572	6.0	—	—
4.00% – 4.99%	297,321	31.9	153,171	19.8
5.00% – 5.99%	—	—	123,257	16.0

Total time deposits (1)	358,309	38.4%	281,940	36.5%

Total deposits	$931,750	100.0%	$772,195	100.0%

(1)	Includes Individual Retirement Accounts (IRA’s) totaling $3,919,000 and $3,421,000 at December 31, 2025 and 2024, respectively, all of which are in the form of time deposits.

The following table displays the distribution of the Company’s deposits by source at December 31, 2025 and 2024:

	At December 31, 2025				At December 31, 2024
(dollars in thousands)	Retail	Listing Services	Brokered	Total	Retail	Listing Services	Brokered	Total
Noninterest-bearing demand deposits	$266,520	$—	$—	$266,520	$211,900	$—	$—	$211,900
NOW deposits	94,865	—	—	94,865	56,528	—	27,042	83,570
Money-market deposits	174,122	37,290	—	211,412	101,695	52,299	40,363	194,357
Savings	394	250	—	644	428	—	—	428
Time deposits	176,582	101,727	80,000	358,309	148,982	52,958	80,000	281,940
	$712,483	$139,267	$80,000	$931,750	$519,533	$105,257	$147,405	$772,195

The Company uses third-party deposits listing services as part of its funding strategy. None of the deposits obtained from the listing services are considered brokered deposits. In addition, the Company utilized brokered deposits as part of its funding strategy, consisting primarily of brokered certificate deposits. At December 31, 2025, brokered deposits comprised 9% of total deposits, compared to 19% at December 31, 2024, and listing service deposits comprised 15% and 14% of total deposits at December 31, 2025 and 2024 respectively.

The following table sets forth the Company’s maturity distribution of time deposits of $250,000 or more at December 31, 2025 and 2024:

	At December 31,
(dollars in thousands)	2025	2024
Due three months or less	$51,543	$39,864
Due more than three months to six months	34,598	12,985
More than six months to one year	8,053	9,570
One to five years	817	12,361

Total	$95,011	$74,780

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

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income from interest-earning assets and the resultant average yield; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. Average balances are based on average daily balances:

	Year Ended December 31,
	2025			2024
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets:
Loans	$819,233	57,146	6.98%	$753,904	52,051	6.90%
Securities	23,137	635	2.74%	23,903	652	2.73%
Other interest-earning assets (1)	152,496	6,573	4.31%	127,229	6,926	5.44%

Total interest-earning assets/interest income	994,866	64,354	6.47%	905,036	59,629	6.60%

Cash and due from banks	11,478			13,810
Premises and equipment	2,334			1,798
Other assets	4,529			6,804

Total assets	1,013,207			$927,448

Interest-bearing liabilities:
Savings, NOW and money-market deposits	286,701	7,006	2.44%	$322,507	9,910	3.07%
Time deposits	331,563	14,428	4.35%	248,676	13,053	5.25%
Borrowings (2)	8,747	333	3.81%	47,312	1,976	4.14%

Total interest-bearing liabilities/interest expense	627,011	21,767	3.47%	618,495	24,939	4.03%

Noninterest-bearing demand deposits	265,551			216,643
Other liabilities	8,368			6,438
Stockholders’ equity	112,277			85,872

Total liabilities and stockholders’ equity	$1,013,207			$927,448

Net interest income		42,587			34,690

Interest rate spread (3)			3.00%			2.60%

Net interest margin (4)			4.28%			3.83%

Ratio of average interest-earning assets to average interest- bearing liabilities			1.59			1.46

1	Includes interest-earning deposits with banks, Federal funds sold and Federal Home Loan Bank stock dividends.
2	Includes Federal Home Loan Bank advances
3	Interest rate spread represents the difference between average yield on interest-earning assets and the average cost of interest-bearing liabilities
4	Net interest margin is net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following tables provide certain information regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate (change in rate multiplied by prior volume), (2) changes in volume (change in volume multiplied by prior rate) and (3) changes in rate-volume (change in rate multiplied by change in volume):

	Year Ended December 31,
	2025 versus 2024
	Increases (Decreases) Due to Change In:
(dollars in thousands)	Rate	Volume	Rate/ Volume	Total
Interest-earning assets:
Loans	$538	$4,510	$47	$5,095
Securities	4	(21)	—	(17)
Other interest-earning assets	(1,442)	1,375	(286)	(353)

Total interest-earning assets	(900)	5,864	(239)	4,725

Interest-bearing liabilities:
Savings, NOW and money-market	(2,029)	(1,100)	225	(2,904)
Time deposits	(2,232)	4,351	(744)	1,375
Other	(175)	(1,611)	143	(1,643)

Total interest-bearing liabilities	(4,436)	1,640	(376)	(3,172)

Net interest income	$3,536	$4,224	$137	$7,897

Financial Condition as of December 31, 2025 Compared to December 31, 2024

The Company’s total assets at December 31, 2025, were $1.1 billion, an increase of $178.7 million from December 31, 2024. The increase primarily consisted of increases of $20.9 million in cash and cash equivalents, $152.3 million in net loans, and $2.4 million in debt securities available for sale, primarily due to purchase of two new securities and unrealized gains during the year. The Company experienced growth across the various loan types due to new organic originations. The net increase in loans resulted from $180.8 million increase in commercial real estate loans, $17.8 million increase in consumer loans, $1.7 million increase in multi-family real estate loans, partially offset by decreases in $41.1 million in land and construction loans and $4.6 million decrease in commercial loans. The growth experienced in the loan portfolio is due to the implementation of our relationship-based banking model and the success of our lenders in competing for new business in a highly competitive South Florida area.

The Company’s total liabilities at December 31, 2025, were $989.8 million, an increase of $160.0 million from $829.7 million on December 31, 2024. The increase in total liabilities was mainly due to an increase of $159.6 million in total deposits.

The Company’s total stockholders’ equity at December 31, 2025, was $121.9 million, an increase of $18.7 million from $103.2 million on December 31, 2024. The increase was primarily attributable to net income of $16.6 million, stock-based compensation of $875,000, proceeds of $217,000 from the issuance of common stocks, and unrealized gains on debt securities of $973,000.

At December 31, 2025, the Bank had a Tier 1 leverage ratio of 11.39%.

Results of Operations for Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

	Years Ended December 31,		Increase / (Decrease)
(dollars in thousands)	2025	2024	Amount	Percentage
Total interest income	$64,354	$59,629	$4,725	7.9%
Total interest expense	21,767	24,939	(3,172)	(12.7)%
Net interest income	42,587	34,690	7,897	22.8%
Credit loss expense	2,036	2,222	(186)	(8.4)%
Net interest income after credit loss expense	40,551	32,468	8,083	24.9%
Total noninterest income	6,774	4,623	2,151	46.5%
Total noninterest expenses	25,154	19,460	5,694	29.3%
Income before income taxes	22,171	17,631	4,540	25.8%
Income taxes expense	5,523	4,507	1,016	22.5%
Net income	$16,648	$13,124	$3,524	26.9%
Earnings per share - Basic	$1.42	$1.39
Earnings per share – Diluted (1)	0.71	0.63

(1) On October 1, 2025, the Company amended the terms of the Series B preferred shares, as detailed in Note 19, to the consolidated financial statements. This amendment affected the calculation of diluted earnings per share, and accordingly, prior period diluted earnings per share amounts have been restated to conform to the current period presentation. This ensures a consistent basis of comparison.

Net income. The Company had net income of $16.6 million or $1.42 per basic share and $.71 per diluted share for the year ended December 31, 2025 compared to net income of $13.1 million or $1.39 per basic share and $.63 per diluted share for the year ended December 31, 2024. The growth was primarily driven by a $7.9 million increase in net interest income, partially offset by $5.7 million increase in non-interest expenses. Additionally, the Company recognized a $186,000 decrease in credit loss expense.

Interest Income. Interest income increased by $4.7 million to $64.4 million for the year ended December 31, 2025 from $59.6 million for the year ended December 31, 2024, primarily due to increases in loan volume.

Interest Expense. Interest expense on deposits and borrowings decreased by $3.2 million to $21.8 million for the year ended December 31, 2025 compared to $24.9 million from the prior year. The decrease in interest expense was primarily driven by lower interest rates paid on deposits and borrowings.

Credit loss expense.

Credit loss expense totaled $2.0 million for the year ended December 31, 2025, compared to $2.2 million for the year ended December 31, 2024. Credit loss expense is recognized to maintain the allowance for credit losses at a level management believes is appropriate to absorb expected losses. Management’s periodic evaluation of the adequacy of the allowance for credit losses is based upon historical experience, the volume and type of lending conducted by the Company, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, general economic conditions, particularly as they relate to our market areas, economic forecasts and other factors related to the estimated collectability of our loan portfolio. The allowance for credit losses totaled $10.3 million or 1.07% of loans outstanding at December 31, 2025, compared to $8.7 million or 1.08% of loans outstanding at December 31, 2024. The decrease in the credit loss expense during the year ended on December 31, 2025 was primarily due to improvements in the credit quality of the loan portfolio and the evaluation of the other factors noted above. During the year ended December 31, 2025, the net charge-off amounting to $727,000 resulted from consumer lending.

Noninterest Income. Total noninterest income of $6.8 million increased by $2.2 million for the year ended December 31, 2025, from $4.6 million for the year ended December 31, 2024. The increase is primarily related to service charges on deposits, wire transfers, and ACH fees on deposit payment transactions.

Noninterest Expenses. Total noninterest expenses of $25.2 million increased by $5.7 million for the year ended December 31, 2025, compared to $19.5 million for the year ended December 31, 2024. The increase is primarily due to increases in salaries and employee benefits, data processing, and other operating costs. The headcount of full-time equivalent employees increased from 73 to 98. The increase in non-interest expenses is directly attributable to the growth of the Bank.

Income Taxes. The Company recorded income taxes of $5.5 million for the year ended December 31, 2025, compared to an income tax expense of $4.5 million for the year ended December 31, 2024.

Impact of Inflation and Changing Prices

The consolidated financial statements and related data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the Bank’s assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on its performance than the effects of general levels of inflation. However, inflation affects financial institutions by increasing their cost of goods and services purchased, as well as the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and stockholders’ equity. Loan originations and re-financing tend to slow as interest rates increase. As a general principle, higher interest rates are likely to reduce the Company’s earnings.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

OptimumBank Holdings, Inc.

Fort Lauderdale, Florida:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of OptimumBank Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2025, and 2024, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses (“ACL”)

The Company’s loans portfolio totaled $958.8 million as of December 31, 2025, and the ACL on loans was $10.3 million.

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

We identified the ACL at December 31, 2025, as a critical audit matter. Auditing the ACL involved a high degree of subjectivity in evaluating management’s estimates, such as evaluating management’s identification of credit quality indicators, grouping of loans determined to be similar into pools, estimating the remaining life of loans in a pool, assessment of economic conditions and other environmental factors and evaluating the adequacy of specific allowances associated with individually evaluated loans.

The primary procedures we performed as of December 31, 2025, to address this critical audit matter included:

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
Fort Lauderdale, Florida
February 26, 2026

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	December 31,
	2025	2024
Assets:
Cash and due from banks	$9,349	$13,982
Interest-bearing deposits with banks	105,210	79,648
Total cash and cash equivalents	114,559	93,630
Debt securities available for sale	25,184	22,773
Debt securities held-to-maturity (fair value of $190 and $247)	214	281
Loans, net of allowance for credit losses of $10,273 and $8,660	947,294	794,985
Federal Home Loan Bank stock	3,028	2,929
Premises and equipment, net	2,490	2,062
Other real estate owned	551	—
Right-of-use lease assets	2,617	2,679
Accrued interest receivable	3,621	3,348
Deferred tax asset	3,108	3,001
Other assets	9,012	7,245
Total assets	$1,111,678	$932,933

Liabilities and Stockholders’ Equity:
Liabilities:
Noninterest-bearing demand deposits	$266,520	$211,900
Savings, NOW and money-market deposits	306,921	278,355
Time deposits	358,309	281,940
Total deposits	931,750	772,195

Federal Home Loan Bank advances	50,000	50,000
Operating lease liabilities	2,745	2,774
Other liabilities	5,286	4,780
Total liabilities	989,781	829,749

Commitments and contingencies (Notes 9 and 15)
Stockholders’ equity:
Preferred stock, no par value; 6,000,000 shares authorized:	—	—
Series B Convertible Preferred, no par value, 1,360 shares authorized, 1,360 shares issued and outstanding	—	—
Series C Convertible Preferred, no par value, 4,000,000 shares authorized, 875,641 and 525,641 shares issued and outstanding	—	—
Common stock, $.01 par value; 30,000,000 shares authorized, 11,533,943 and 11,636,092 shares issued and outstanding	115	116
Additional paid-in capital	112,578	111,485
Retained earnings (accumulated deficit)	13,801	(2,847)
Accumulated other comprehensive loss	(4,597)	(5,570)

Total stockholders’ equity	121,897	103,184
Total liabilities and stockholders’ equity	$1,111,678	$932,933

See accompanying notes to Consolidated Financial Statements

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(dollars in thousands)

	Year Ended December 31,
	2025	2024
Interest income:
Loans	$57,146	$52,051
Debt securities	635	652
Other	6,573	6,926
Total interest income	64,354	59,629

Interest expense:
Deposits	21,434	22,963
Borrowings	333	1,976
Total interest expense	21,767	24,939

Net interest income	42,587	34,690

Credit loss expense	2,036	2,222
Net interest income after credit loss expense	40,551	32,468

Noninterest income:
Service charges and fees	4,657	3,780
Other	2,117	843
Total noninterest income	6,774	4,623

Noninterest expenses:
Salaries and employee benefits	14,795	11,103
Professional fees	1,131	1,073
Occupancy and equipment	1,231	884
Data processing	2,740	2,273
Regulatory assessment	687	799
Other	4,570	3,328

Total noninterest expenses	25,154	19,460

Net income before income taxes	22,171	17,631

Income tax expense	5,523	4,507
Net income	$16,648	$13,124

Earnings per share – Basic	$1.42	$1.39
Earnings per share – Diluted (1)	0.71	0.63

(1)	On October 1, 2025, the Company amended the terms of the Series B preferred shares, as detailed in Note 19, to the consolidated financial statements. This amendment affected the calculation of diluted earnings per share, and accordingly, prior period diluted earnings per share amounts have been restated to conform to the current period presentation. This ensures a consistent basis of comparison.

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(dollars in thousands)	2025	2024
Net income	$16,648	$13,124

Other comprehensive Income:
Change in unrealized gain (loss) on debt securities:
Unrealized gain (loss) arising during the year on debt securities available for sale	1,327	(367)
Amortization of unrealized loss on debt securities transferred to held-to-maturity	1	2

Other comprehensive income (loss) before income taxes	1,328	(365)

Deferred income taxes (expense) benefit	(355)	110

Total other comprehensive income (loss)	973	(255)

Comprehensive income	$17,621	$12,869

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2025 and 2024

(Dollars in thousands except per share amounts)

	Preferred		Preferred						Accumulated
	Stock		Stock				Additional		Other	Total
	Series B		Series C		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
(Dollars in thousands, except per share amounts)
Balance at December 31, 2023	1,360	$—	—	$—	7,250,219	$72	$91,221	$(15,971)	$(5,315)	$70,007
Net proceeds from the sale of preferred stock	—	—	525,641	—	—	—	1,932	—	—	1,932
Net proceeds from the sale of common stock	—	—	—	—	4,270,213	43	17,843	—	—	17,886
Stock-based compensation	—	—	—	—	115,660	1	489	—	—	490
Net change in unrealized loss on debt securities available for sale	—	—	—	—	—	—	—	—	(257)	(257)
Amortization of unrealized loss on debt securities transferred to held-to-maturity	—	—	—	—	—	—	—	—	2	2
Net income	—	—	—	—	—	—	—	13,124	—	13,124
Balance at December 31, 2024	1,360	$—	525,641	$—	11,636,092	$116	$111,485	$(2,847)	$(5,570)	$103,184
Exchange of common stock for preferred stock	—	—	350,000	—	(350,000)	—	—	—	—	—
Net proceeds from the sale of common stock	—	—	—	—	52,819	(3)	220	—	—	217
Stock-based compensation	—	—	—	—	195,032	2	873	—	—	875
Net change in unrealized loss on debt securities available for sale	—	—	—	—	—	—	—	—	972	972
Amortization of unrealized loss on debt securities transferred to held-to-maturity	—	—	—	—	—	—	—	—	1	1
Net income	—	—	—	—	—	—	—	16,648	—	16,648
Balance at December 31, 2025	1,360	$—	875,641	$—	11,533,943	$115	$112,578	$13,801	$(4,597)	$121,897

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2025	2024
Cash flows from operating activities:
Net income	$16,648	$13,124
Adjustments to reconcile net earnings to net cash provided by operating activities:
Credit loss expense	2,036	2,222
Write-down of other real estate owned	54	—
Depreciation and amortization	468	301
Deferred income tax (benefit) expense	(462)	10
Net accretion of fees, premiums and discounts	(168)	(59)
Stock-based compensation expense	875	490
Increase in accrued interest receivable	(273)	(874)
Amortization of right-of-use asset	416	298
Net decrease in operating lease liabilities	(383)	(290)
Increase in other assets	(1,767)	(730)
Increase in other liabilities	397	1,113
Net cash provided by operating activities	17,841	15,605

Cash flows from investing activities:
Principal repayments of debt securities available for sale	1,236	1,220
Principal repayments of debt securities held-to-maturity	67	80
Net increase in loans	(154,642)	(126,207)
Purchases of premises and equipment	(896)	(988)
Purchase of debt securities available for sale	(2,350)	—
Purchases (redemption) of FHLB stock	(99)	425
Net cash used in investing activities	(156,684)	(125,470)

Cash flows from financing activities:

Net increase in deposits	159,555	132,614
Net (decrease) increase in FHLB Advances	—	(12,000)
Net (decrease) increase in FRB Advances	—	(13,600)
Net Proceeds from sale of preferred stock (net of offering costs of 0 and $118)	—	1,932
Proceeds from sale of common stock (net of offering costs of $34 and $576)	217	17,886

Net cash provided by financing activities	159,772	126,832

Net increase in cash and cash equivalents	20,929	16,967

Cash and cash equivalents at beginning of the year	93,630	76,663

Cash and cash equivalents at end of the year	$114,559	$93,630

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$21,728	$26,431

Income taxes	$6,858	$2,235
Supplemental noncash transactions:
Net change in unrealized gain on debt securities available for sale, net of income taxes	$972	$(257)

Amortization of unrealized loss on debt securities transferred to held-to-maturity	$1	$2

Loans transferred to other real estate owned through foreclosure	$605	$—

Right-of use lease assets obtained in exchange for operating lease liabilities	354	816

See Accompanying Notes to Consolidated Financial Statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At December 31, 2025 and 2024, and for the Years Then Ended

(1) Summary of Significant Accounting Policies

Organization. OptimumBank Holdings, Inc. (the “Company”) is a bank holding company that owns 100% of OptimumBank (the “Bank”), a Florida-chartered commercial bank, and OptimumHUD Loans, LLC d/b/a as OptimumFunding, LLC, a wholly owned non-bank subsidiary. The Company’s primary business is the operation of the Bank. The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of community banking services to individual and corporate customers through its three banking branch offices located in Broward County, and in Miami-Dade County, Florida. The Bank also markets its deposit and electronic funds transfer services on a national basis to merchant cash advance providers.

OptimumHUD Loans, LLC, was organized on December 24, 2025, for the purpose of originating HUD-insured mortgage loans. During the year ended December 31, 2025, OptimumHUD Loans, LLC had no operating activity. The Company contributed $1 million in capital to OptimumHUD Loans, LLC during 2025.

Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Company, the Bank, and OptimumHUD Loans, LLC from the date of its formation. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting practices of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the banking industry. The following summarizes the more significant of these policies and practices.

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

Commitment fees and loan origination fees are deferred, and certain direct origination costs are capitalized. Both are recognized as an adjustment of the yield of the related loan.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies, continued

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

Allowance for Credit Losses (“ACL”). The following is a summary of the Company’s significant accounting policies with respect to the ACL:

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

Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the debt securities available for sale and does not record an ACL on accrued interest receivable. As of December 31, 2025, and 2024 the accrued interest receivable for debt securities available for sale recognized in accrued interest receivable was $158,000 and $153,000, respectively.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies, continued

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

The Company follows its nonaccrual policy by reversing contractual interest income in the consolidated statements of income when the Company places a loan on nonaccrual status. Therefore, management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an ACL on accrued interest receivable. As of December 31, 2025, and 2024 the accrued interest receivable for loans was $3.4 million. and $3.1 million, respectively.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies, continued

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

As of December 31, 2025, and 2024 the liability recorded for expected credit losses on unfunded commitments was $270,000 and $161,000 respectively, and is included in “other liabilities” on the accompanying consolidated balance sheets. The current adjustment to the ACL for unfunded commitments is recognized through credit loss expense in the consolidated statements of income.

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

Revenue Recognition. The majority of the Company’s revenues come from interest income and financial assets, including loans, and securities which are outside the accounting guidance with respect to revenue from contracts with customers. The Company’s services that fall within this guidance are presented within non-interest income and are recognized as revenue as the Company satisfies its obligation to the customer. The following summarizes the Company’s revenue recognition accounting policy for service charges and fees.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

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

Advertising. The Company expenses all media advertising as incurred. Media advertising expense included in other noninterest expenses in the accompanying consolidated statements of income was approximately $190,000 and $293,000 during the years ended December 31, 2025 and 2024, respectively.

Stock Compensation Plan. The Company has adopted the fair value recognition method and expenses the fair value of any stock options as they vest. Under the fair value recognition method, the Company recognizes stock-based compensation in the accompanying consolidated statements of income.

Earnings Per Share.

Basic earnings per share have been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods. Each share of Series B Preferred stock can be converted into 8,172 common shares, and each share of Series C Convertible Preferred stock can be converted into one share of common stock at any time at the option of the holder. The conversion feature is considered to be diluted earnings per share (EPS) in accordance with ASC 260. The dilutive effect is calculated using the if-converted method.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies, continued

	Year Ended December 31,
	2025	2024
(dollars in thousands, except per share amounts)
Basic earnings per share
Net income	$16,648	$13,124
Weighted average common shares outstanding	11,697,065	9,445,535
Earnings per share	$1.42	$1.39
Diluted earnings per share
Net income	$16,648	$13,124
Weighted average common shares outstanding	11,697,065	9,445,535
Add: Dilutive effect Series B preferred, and series C preferred	11,721,036	11,513,146
Average shares and diluted potential common shares	23,418,101	20,958,681
Earnings per share - Basic	$1.42	$1.39
Earnings per share – Diluted (1)	0.71	0.63

(1)	On October 1, 2025, the Company amended the terms of the Series B preferred shares, as detailed in Note 19, to the consolidated financial statements. This amendment affected the calculation of diluted earnings per share, and accordingly, prior period diluted earnings per share amounts have been restated to conform to the current period presentation. This ensures a consistent basis of comparison.

Off-Balance Sheet Financial Instruments. In the ordinary course of business, the Company may enter into off-balance-sheet financial instruments consisting of commitments to extend credit, unused lines of credit, and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded.

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

Other Real Estate Owned (OREO): Other real estate owned consists of real property acquired through foreclosure or deed in lieu of foreclosure on loans previously classified as held for investment. OREO is initially recorded at fair value less estimated costs to sell at the date of foreclosure. Subsequent to initial recognition, OREO is carried at the lower carrying amount or fair value less estimated costs to sell. Declines in fair value are recognized through write-downs charged to noninterest expense. Costs related to holding OREO, including insurance, taxes, and maintenance, are expenses as incurred. OREO is classified within Level 3 of the fair value classification.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

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

Loans. For variable-rate loans that are repriced frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for fixed-rate loans, including fixed-rate residential and commercial real estate and commercial loans, are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality (Level 3).

Other real estate owned: Fair values of OREO are based on current market information, including recent real estate appraisals, and are reduced by estimated costs of sale. Appraisals may utilize one or more valuation approaches, including the sales comparison, cost, and/or income approach. Because these valuations rely on significant unobservable inputs and judgment, OREO is classified as (Level 3).

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

Comprehensive Income. GAAP generally requires that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in consolidated assets and liabilities, such as unrealized gains and losses on debt securities available for sale, are reported as a separate component of the equity section of the consolidated balance sheets, such items along with net income, are components of comprehensive income.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies, continued

Accumulated other comprehensive loss consists of the following:

	December 31,
	2025	2024
(dollars in thousands)
Unrealized loss on debt securities available for sale	$(6,145)	$(7,473)
Unamortized portion of unrealized loss related to debt securities available for sale transferred to debt securities held-to-maturity	(10)	(10)
Income tax benefit	1,558	1,913

Accumulated other comprehensive loss	$(4,597)	$(5,570)

Recently Adopted Accounting Pronouncements:

Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740) Improvements to Income Tax Disclosures”. The Company adopted ASU 2023-09 during the year ended December 31, 2025. The amendments enhance income tax disclosures, primarily related to the rate reconciliation and income taxes paid. The adoption of this guidance was applied prospectively and did not have a material impact on the Company’s consolidated financial statements.

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

FASB ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures”. This amendment requires enhanced disaggregation of certain expense categories within the income statement to provide more detailed information about the nature and function of expenses. The objective is to improve the transparency and usefulness of financial statements for users by offering greater insight into the components of operating expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. These changes may be applied prospectively or retroactively. Early adoption is permitted. The Company is evaluating the impact this guidance may have on its disclosures.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies, continued

FASB ASU 2025-03, “Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity”. This amendment determining the Accounting Acquirer in a Business Combination Involving a Variable Interest Entity. This update clarifies how to identify the accounting acquirer when a business combination involves a variable interest entity. The standard is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The amendment must be applied prospectively for business combinations occurring on or after the adoption date. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

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

(2) Debt Securities. Debt securities have been classified according to management’s intent. The carrying amount of debt securities and approximate fair values are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(dollars in thousands)
At December 31, 2025:
Available for sale:
SBA Pool Securities	$439	$—	$(10)	$429
Collateralized mortgage obligations	118	—	(12)	106
Taxable municipal securities	16,616	—	(3,990)	12,626
Mortgage-backed securities	14,156	—	(2,133)	12,023
Total	$31,329	$—	$(6,145)	$25,184

Held-to-maturity:
Collateralized mortgage obligations	$214	$—	$(24)	$190

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(dollars in thousands)
At December 31, 2024:
Available for sale:
SBA Pool Securities	$581	$—	$(14)	$567
Collateralized mortgage obligations	128	—	(17)	111
Taxable municipal securities	16,654	—	(4,740)	11,914
Mortgage-backed securities	12,883	—	(2,702)	10,181
Total	$30,246	$—	$(7,473)	$22,773

Held-to-maturity:
Collateralized mortgage obligations	$281	$—	$(34)	$247

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2) Debt Securities, continued

There were no sales of debt securities available for sale during the years ended December 31, 2025 and 2024.

Debt securities with gross unrealized losses, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position, are as follows:

	Over Twelve Months
	Gross Unrealized Losses	Fair Value
(dollars in thousands)
At December 31, 2025:
Available for Sale:
SBA Pool Securities	$(10)	429
Collateralized mortgage obligations	$(12)	106
Taxable municipal securities	$(3,990)	12,626
Mortgage-backed securities	$(2,133)	12,023
Total	(6,145)	25,184
At December 31, 2024:
Available for Sale:
SBA Pool Securities	$(14)	$567
Collateralized mortgage obligations	(17)	111
Taxable municipal securities	$(4,740)	$11,914
Mortgage-backed securities	$(2,702)	$10,181
Total	(7,473)	22,773

At December 31, 2025 and 2024, the unrealized losses on forty-two and forty debt securities, respectively, were primarily attributable to changes in market interest rates and other market conditions.

The Company performed an analysis that determined that the mortgage-backed securities, collateralized mortgage obligations, and SBA pool securities, have a zero expected credit loss as they have the full faith and credit backing of the U.S. government or one of its agencies. Municipal bonds that do not have a zero expected credit loss are evaluated at least quarterly to determine whether there is a credit loss associated with a decline in fair value. At December 31, 2025 and 2024 all municipal securities were rated as investment grade. All debt securities in an unrealized loss position as of December 31, 2025 continue to perform as scheduled and the Company does not believe that there is a credit loss or that credit loss expense is necessary. Also, as part of our evaluation of our intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. The Company does not currently intend to sell the investments within the portfolio, and it is not more-likely-than-not that a sale will be required.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2) Debt Securities, continued

Management continues to monitor all of our investments with a high degree of scrutiny. There can be no assurance that in a future period, conditions may exist at that time indicating that some or all of the Company’s securities may be sold that would require a charge to earnings as credit loss expense in such period.

The Company’s debt securities available-for-sale and held-to-maturity all have contractual maturity dates which are greater than nine years as of December 31, 2025. Expected maturities of these debt securities will differ from contractual maturities because borrowers have the right to call or repay obligations with or without call or prepayment penalties.

(3) Loans. The components of loans are as follows:

	At December 31,
	2025	2024
(dollars in thousands)
Residential real estate	$74,018	$74,064
Multi-family real estate	65,693	64,001
Commercial real estate	666,508	485,671
Land and construction	36,212	77,295
Commercial	48,196	52,810
Consumer	68,166	50,399
Total loans	958,793	804,240

Deduct:
Net deferred loan fees	(1,226)	(595)
Allowance for credit losses	(10,273)	(8,660)
Loans, net	$947,294	$794,985

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

An analysis of the change in the allowance for credit losses for the years ended December 31, 2025, and 2024, follows:

	Residential	Multi-Family
	Real Estate	Real Estate	Commercial Real Estate	Land and Construction	Commercial	Consumer	Total
(dollars in thousands)
Year Ended December 31, 2025:
Beginning balance	$1,114	$786	$2,705	$2,015	$1,675	$365	$8,660
Credit loss expense (reversal)	340	(120)	1,903	(938)	676	66	1,927
Charge-offs	—	—	—	—	—	(727)	(727)
Recoveries collected	23	—	—	—	—	390	413
Ending balance (December 31, 2025)	$1,477	$666	$4,608	$1,077	$2,351	$94	$10,273

Year Ended December 31, 2024:
Beginning balance	1,020	$1,041	$3,793	$1,019	$281	$529	$7,683
Credit loss expense (reversal)	94	(255)	(1,088)	996	1,411	1,214	2,372
Charge-offs	—	—	—	—	(17)	(1,760)	(1,777)
Recoveries collected	—	—	—	—	—	382	382
Ending balance (December 31, 2024)	$1,114	$786	$2,705	$2,015	$1,675	$365	$8,660

Reconciliation of Credit Loss Expense

The following table provides a reconciliation of the credit loss expense on the consolidated statements of income between the funded and unfunded components at the dates indicated:

	At December 31,
	2025	2024
Credit loss expense - funded	$1,927	$2,372
Credit loss expense - unfunded	109	(150)
Total Credit loss expense	$2,036	$2,222

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3) Loans, Continued.

Age analysis of past due loans at December 31, 2025 and 2024 is as follows:

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
(dollars in thousands)
At December 31, 2025:
Residential real estate	$—	$—	$—	$—	$74,018	$—	$74,018
Multi-family real estate	—	—	—	—	65,693	—	65,693
Commercial real estate	—	—	—	—	666,508	—	666,508
Land and construction	—	—	—	—	36,212	—	36,212
Commercial	—	—	—	—	45,299	2,897	48,196
Consumer	65	13	—	78	68,088	—	68,166

Total	$65	$13	$—	$78	$955,818	$2,897	$958,793

At December 31, 2024:
Residential real estate	$—	$—	$—	$—	$74,064	$—	$74,064
Multi-family real estate	—	—	—	—	64,001	—	64,001
Commercial real estate	—	—	—	—	485,671	—	485,671
Land and construction	—	—	—	—	71,698	5,597	77,295
Commercial	—	—	—	—	51,436	1,374	52,810
Consumer	187	151	—	338	49,456	605	50,399

Total	$187	$151	$—	$338	$796,326	$7,576	$804,240

Internally assigned loan grades are defined as follows:

Pass –	a Pass loan’s primary source of loan repayment is satisfactory, with secondary sources very likely to be realized if necessary. These are loans that conform in all aspects to bank policy and regulatory requirements, and no repayment risk has been identified.

OLEM –	an Other Loan Especially Mentioned has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or the Company’s credit position at some future date.

Substandard –	a Substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Included in this category are loans that are current on their payments, but the Bank is unable to document the source of repayment. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful –	a loan classified as Doubtful has all the weaknesses inherent in one classified as Substandard, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future. The Company charges off any loan classified as Doubtful.

Loss –	a loan classified as Loss is considered uncollectible and of such little value that continuance as a bankable asset is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future. The Company fully charges off any loan classified as Loss.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3) Loans, Continued.

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans (Amortized	Revolving Loans Converted to Term Loans (Amortized
	2025	2024	2023	2022	2021	Prior	Cost Basis)	Cost Basis)	Total
(dollars in thousands)
Residential real estate
Pass	$13,949	$—	$21,156	$20,677	$7,636	$10,121	$—	$—	$73,539
OLEM (Other Loans Especially Mentioned)	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	479	—	—	—	—	479
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Subtotal loans	$13,949	$—	$21,156	$21,156	$7,636	$10,121	$—	$—	$74,018
Current period Gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family real estate
Pass	$—	$4,960	$10,578	$26,261	$14,544	$8,772	$—	$—	$65,115
OLEM (Other Loans Especially Mentioned)	—	—	—	—	578	—	—	—	578
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Subtotal loans	$—	$4,960	$10,578	$26,261	$15,122	$8,772	$—	$—	$65,693
Current period Gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate (CRE)
Pass	$208,756	$70,050	$124,442	$182,591	$45,228	$33,547	$—	$—	$664,614
OLEM (Other Loans Especially Mentioned)	—	—	745	—	—	—	—	—	745
Substandard	—	—	—	—	—	1,149	—	—	1,149
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Subtotal loans	$208,756	$70,050	$125,187	$182,591	$45,228	$34,696	$—	$—	$666,508
Current period Gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Land and construction
Pass	$5,500	$1,799	$8,185	$19,457	$1,271	$—	$—	$—	$36,212
OLEM (Other Loans Especially Mentioned)	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Subtotal loans	$5,500	$1,799	$8,185	$19,457	$1,271	$—	$—	$—	$36,212
Current period Gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial business loans
Pass	$21,715	$6,660	$12,916	$1,305	$386	$—	$—	$—	$42,982
OLEM (Other Loans Especially Mentioned)	—	—	2,317	—	—	—	—	—	2,317
Substandard	1,117	901	879	—	—	—	—	—	2,897
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Subtotal loans	$22,832	$7,561	$16,112	$1,305	$386	$—	$—	$—	$48,196
Current period Gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Pass	$2,865	$—	$64	$93	$152	$—	$64,992	$—	$68,166
OLEM (Other Loans Especially Mentioned)	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Subtotal loans	$2,865	$—	$64	$93	$152	$—	$64,992	$—	$68,166
Current period Gross write-offs	$—	—	(334)	(323)	(33)	(37)	—	$—	$(727)

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3) Loans, Continued.

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans (Amortized	Revolving Loans Converted to Term Loans (Amortized
	2024	2023	2022	2021	2020	Prior	Cost Basis)	Cost Basis)	Total
(dollars in thousands)
Residential real estate
Pass	$7,500	$21,301	$20,612	$8,976	$4,220	$7,089	$289	$—	$69,987
OLEM (Other Loans Especially Mentioned)	—	—	1,563	—	—	—	—	—	1,563
Substandard	—	—	1,880	—	—	634	—	—	2,514
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Subtotal loans	$7,500	$21,301	$24,055	$8,976	$4,220	$7,723	$289	$—	$74,064
Current period Gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family real estate
Pass	$5,000	$586	$27,137	$22,239	$5,882	$3,157	$—	$—	$64,001
OLEM (Other Loans Especially Mentioned)	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Subtotal loans	$5,000	$586	$27,137	$22,239	$5,882	$3,157	$—	$—	$64,001
Current period Gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate (CRE)
Pass	$92,827	$124,755	$170,118	$42,975	$12,527	$16,328	$—	$—	$459,530
OLEM (Other Loans Especially Mentioned)	—	—	16,875	5,294	1,870	927	—	—	24,966
Substandard	—	—	—	—	—	1,175	—	—	1,175
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Subtotal loans	$92,827	$124,755	$186,993	$48,269	$14,397	$18,430	$—	$—	$485,671
Current period Gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Land and construction
Pass	$2,114	$47,795	$15,230	$2,388	$1,445	$2,726	$—	$—	$71,698
OLEM (Other Loans Especially Mentioned)	—	—	—	—	—	—	—	—	—
Substandard	—	5,597	—	—	—	—	—	—	5,597
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Subtotal loans	$2,114	$53,392	$15,230	$2,388	$1,445	$2,726	$—	$—	$77,295
Current period Gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial business loans
Pass	$22,249	$22,223	$1,923	$1,461	$603	$—	$—	$—	$48,459
OLEM (Other Loans Especially Mentioned)	5	2,972	—	—	—			—	2,977
Substandard	—	1,374	—	—	—			—	1,374
Doubtful	—	—	—	—	—			—	—
Loss	—	—	—	—	—			—	—
Subtotal loans	$22,254	$26,569	$1,923	$1,461	$603	$—	$—	$—	$52,810
Current period Gross write-offs	$—	$—	$—	$—	$—	$(17)	$—	$—	$(17)
Consumer
Pass	$73	$4,098	$2,733	$1,313	$40	$2	$41,535	$—	$49,794
OLEM (Other Loans Especially Mentioned)	—	—	—	—	—	—	—	—	—
Substandard	—	605	—	—	—	—	—	—	605
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Subtotal loans	$73	$4,703	$2,733	$1,313	$40	$2	$41,535	$—	$50,399
Current period Gross write-offs	$—	$(701)	$(781)	$(274)	$—	$(4)	$—	$—	$(1,760)

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3) Loans, Continued

The Company did not make any modifications of loans to borrowers experiencing financial difficulties during the years ended December 31, 2025, and 2024.

The Company recognized $292,000 of interest income on nonaccrual loans in 2025 and $104,000 in 2024.

The following table presents the amortized costs basis of loans on nonaccrual status, as of December 31, 2025 and 2024. As of December 31, 2025 and 2024 there were no loans 90 days or more past due and still accruing.

	December 31, 2025
	Nonaccrual Without ACL	Nonaccrual With ACL	Total Nonaccrual
(dollars in thousands)
Commercial	$954	$1,943	$2,897
Total	$954	$1,943	$2,897

	December 31, 2024
	Nonaccrual Without ACL	Nonaccrual With ACL	Total Nonaccrual
(dollars in thousands)
Land and construction	$5,597	$—	$5,597
Commercial	—	1,374	1,374
Consumer	605	—	605
Total	$6,202	$1,374	$7,576

Collateral-dependent Loans

The following table presents the amortized cost basis of non-accruing collateral-dependent loans by class of loans and type of collateral identified as of December 31, 2025 and 2024 under the current expected credit loss model:

	December 31, 2025
	Real Estate	Other	Total
(dollars in thousands)
Commercial	$901	$1,996	$2,897
Total	$901	$1,996	$2,897

	December 31, 2024
	Real Estate	Other	Total
(dollars in thousands)
Land and construction	$5,597	$—	$5,597
Commercial	—	1,374	1,374
Consumer	605	—	605
Total	$6,202	$1,374	$7,576

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(4) Other Real Estate Owned (OREO): During 2025, the Bank acquired real estate located in the State of Florida through foreclosure. The property was previously collateral for a consumer home equity line of credit (“HELOC”) that became delinquent and was placed on nonaccrual status prior to foreclosure.

At the date of foreclosure the property was initially recorded as other real estate owned at its estimated cost to sell of $605,000. The estimated fair value was determined based on a third-party appraisal, adjusted for estimated selling costs and other market base considerations. Subsequent to acquisition, the Bank identified a decline in the estimated fair value of the property and recorded a valuation write-down of $54,000, which was recognized in noninterest expense. As of December 31, 2025, the property is carried at $551,000, which represents the lower of cost of fair value, and remains available for sale.

	December 31,
	2025	2024
(dollars in thousands)
OREO recorded value at acquisition	$605	$—
Subsequent valuation write-down	(54)	—
OREO carrying value	$551	$—

(5) Premises and Equipment A summary of premises and equipment follows:

	At December 31,
	2025	2024
(dollars in thousands)
Furniture, fixtures and equipment	$2,820	$2,268
Leasehold improvements	1,526	1,182
Total, at cost	4,346	3,450

Less accumulated depreciation and amortization	(1,856)	(1,388)
Premises and equipment, net	$2,490	$2,062

(6) Leases. The Company’s operating lease obligation includes a headquarter office and three branch locations as of December 31, 2025. During 2025, the Company entered into two additional operating lease agreements related to its headquarters facilities. The Company’s leases have a weighted-average remaining lease term of approximately 6.8 years. The components of lease expense and other lease information are as follows:

	For the year ended December 31,
	2025	2024
(dollars in thousands)
Operating lease cost	$463	$370
Cash paid for amounts included in measurement of lease liabilities	$427	$334

	At December 31, 2025	At December 31, 2024
(dollars in thousands)
Operating lease right-of-use assets	$2,617	$2,679
Operating lease liabilities	$2,745	$2,774
Weighted-average remaining lease term	6.8 years	7.8 years
Weighted-average discount rate	4.0%	4.9%

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6) Leases, Continued.

Future minimum lease payments under non-cancellable leases, reconciled to our discounted operating lease liabilities are as follows (in thousands):

At December 31, 2025
(dollars in thousands)
2026	$499
2027	534
2028	543
2029	463
2030	268
Thereafter	828
Total future minimum lease payments	3,135
Less imputed interest	(390)
Total operating lease liability	$2,745

(7) Deposits

The aggregate amount of time deposits with a minimum denomination of $250,000 was approximately $95.0 million and $74.8 million at December 31, 2025 and 2024, respectively.

A schedule of maturities of time deposits at December 31, 2025 follows (dollars in thousands) :

Maturing Year Ending December 31,	Amount
2026	$354,173
2027	4,008
2028	128
Total	$358,309

(8) Borrowings.

The maturities and interest rates on the Federal Home Loan Bank (“FHLB”) advances are as follow (dollars in thousands)

	Maturity Year Ending	Interest	At December 31,
	December 31,	Rate	2025	2024
FHLB	2025	4.57%	—	10,000.00
FHLB	2025	4.43%	—	30,000.00
FHLB	2025	1.01%	—	10,000.00
FHLB	2026	3.88%	50,000.00	—
			$50,000.00	$50,000.00

FHLB advances are collateralized by a blanket lien requiring the Company to maintain certain first mortgage loans as pledged collateral. At December 31, 2025, the Company had outstanding borrowings of $50 million, and had pledged $464.8 million in loans as a collateral, providing borrowing availability of $231.9 million under its established borrowing capacity with the FHLB. The Company’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. In addition, the Bank has access to the Federal Reserve Discount Window as supplemental source of liquidity. As of December 31, 2025, the Bank had pledged $50.8 million in a combination of loans and securities as collateral to secure this borrowing facility, providing a line of credit available for use if needed. At December 31, 2025, the Company also had available unsecured lines of credit amounting to $73.5 million with five correspondent banks. The Company measure and monitor our liquidity daily and believes its sources of funding are adequate to meet our operating needs.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(9) Financial Instruments

The estimated fair values of the Company’s financial instruments were as follows:

	At December 31, 2025			At December 31, 2024
	Carrying Amount	Fair Value	Level	Carrying Amount	Fair Value	Level
(dollars in thousands)
Financial assets:
Cash and cash equivalents	$114,559	$114,559	1	$93,630	$93,630	1
Debt Securities available for sale	25,184	25,184	2	22,773	22,773	2
Debt Securities held-to-maturity	214	190	2	281	247	2
Loans, net	947,294	975,648	3	794,985	766,871	3
Federal Home Loan Bank stock	3,028	3,028	3	2,929	2,929	3
Accrued interest receivable	3,621	3,621	3	3,348	3,348	3

Financial liabilities:
Deposit liabilities	931,750	919,187	3	772,195	769,561	3
Federal Home Loan Bank advances	50,000	50,029	3	50,000	49,815	3

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(9) Financial Instruments Continued

Commitments to extend credit, unused lines of credit, and standby letters of credit typically result in loans with a market interest rate when funded. A summary of the contractual amounts of the Company’s financial instruments with off-balance sheet risk at December 31, 2025 follows:

(dollars in thousands)
Commitments to extend credit	$7,775

Unused lines of credit	$72,940

Standby letters of credit	$3,779

(10) Income Taxes

Pretax income is entirely related to domestic activities. The Company did not have any foreign operations.

Income taxes consisted of the following:

	Year Ended December 31,
(dollars in thousands)	2025	2024
Current:
Federal	$4,740	$3,486
State	1,245	1,011

Total current	5,985	4,497

Deferred:
Federal	(393)	9
State	(69)	1

Total deferred income taxes (benefit)	(462)	10

Total income taxes	$5,523	$4,507

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(10) Income Taxes Continued

The Company did not have any income tax expense (benefit) in foreign jurisdictions.

The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows:

	Year Ended December 31,
	2025
		% of
(dollars in thousands)	Amount	Pretax Loss
Federal statutory income tax	$4,656	21.0%
Effect of:
State income tax, net of federal income tax effect*	919	4.1%
Nontaxable or nondeductible items
Other	(47)	(0.2)%
Other items, net	(5)	0.0%
Income tax expense	$5,523	24.9%

*	State taxes in Florida made up the majority (greater than 50 percent) of the tax effect in this category.

	Year Ended December 31,
	2024
		% of
(dollars in thousands)	Amount	Pretax Loss
Income tax benefit at statutory rate	$3,703	21.0%
Increase (decrease) resulting from:
State taxes, net of Federal tax benefit	799	4.5%
Other permanent differences	5	0.1%
Income tax expense	$4,507	25.6%

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(10) Income Taxes, Continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	At December 31,
(dollars in thousands)	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$31	$36
Allowance for loan losses	2,439	1,849
Nonaccrual loan interest	—	19
Accrued expense	255	208
Operating lease liabilities	695	709
Unrealized loss on debt securities	1,558	1,913
Other	12	—
Total deferred tax assets	$4,990	$4,734

Deferred tax liabilities:
Premises and equipment	(298)	(208)
Right of use lease assets	(662)	(685)
Loan costs	(922)	(840)
Total deferred tax liabilities	(1,882)	(1,733)
Net deferred tax asset	$3,108	$3,001

A valuation allowance for deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies which will create taxable income during the periods in which those temporary differences become deductible. At December 31, 2025, the Company’s management assessed whether the valuation allowance is required based on its earnings history, trend over the past year, and its estimate of future earnings. Management concluded from its assessment that it was more likely than not that the deferred tax assets would be realizable, and therefore, no valuation allowance was recorded.

At December 31, 2025, the Company had net operating loss carryforwards of approximately $120,000 for Federal and Florida tax purposes available to offset future taxable income. These carryforwards will begin to expire in 2029. A portion of the Federal and Florida net operating losses are subject to Internal Revenue Code (“IRC”) Section 382 limitations.

The Company files U.S., Florida, and Illinois income tax returns. The Company is no longer subject to U.S. Federal or state income tax examinations by taxing authorities for years before 2022.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(11) Related Party Transactions

The Company has entered into transactions with its executive officers, directors and their affiliates in the ordinary course of business.

During the years ended December 31, 2025 and 2024, the Company incurred approximately $60,000 and $55,000, respectively in legal fees payable to a law firm owned by a director. These fees were incurred in the ordinary course of business and on terms comparable to those available to unaffiliated third parties

At December 31, 2025 and 2024, related parties had approximately $32.7 million and $39.6 million, respectively, on deposit with the Company.

At December 31, 2025 and 2024, related party loans totaled $0 and $122,500, respectively. The related-party loan outstanding on December 31, 2024, was fully repaid during the year ended December 31, 2025; however, the line of credit of $270,000, remained available at December 31, 2025. Related party loans were made in the ordinary course of business on substantially the same terms., including interest rates and collateral, as those prevailing at the time for comparable transactions with non-related parties

(12) Stock-Based Compensation

The Company is authorized to grant stock options, stock grants and other forms of equity-based compensation under its 2018 Equity Incentive Plan, as amended (the “Plan”). The Plan was approved by the Company shareholders and provides or the issuance of shares of the Company’s common stocks from equity-based awards. At the Company’s annual shareholders meeting held on April 29, 2025, shareholders approved an amendment to the Plan to increase the number of shares authorized for issuance by 500,000 shares, increasing the total number of shares authorized under the Plan from 1,050,000 shares. As of December 31, 2025, the Company was authorized to issue up to 1,550,000 shares of common stock under the Plan, of which 728,627 shares remained available for future grants.

During the year ended December 31, 2025, the Company recorded stock-based compensation expense of $579,000 with respect to 132,861 shares issued to a director for services performed; and $296,000 with respect to 62,171 shares issued to certain employees for services performed.

During the year ended December 31, 2024, the Company recorded stock-based compensation expense of $185,000 with respect to 42,610 shares issued to a director for services performed; and $305,000 with respect to 73,050 shares issued to certain employees for services performed.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(13) Regulatory Matters Continued

Management believes, as of December 31, 2025, that the Bank meets all capital adequacy requirements to which it is subject. The Bank’s actual capital amounts and percentages are presented in the table:

	Actual		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	%	Amount	%
(dollars in thousands)
As of December 31, 2025:
Tier 1 Capital to Total Assets	$125,467	11.39%	$99,126	9.00%

As of December 31, 2024:
Tier 1 Capital to Total Assets	$107,112	10.91%	$88,381	9.00%

(14) Dividends.

The Company is subject to regulatory restrictions on the payment of cash dividends. Banking regulations place certain restrictions on dividends and loans or advances made by the Bank to the Company. The amount of cash dividends that may be paid by the Bank to the Company is based on the Bank’s net income of the current year combined with the Bank’s retained earnings of the preceding two years, as defined by state banking regulations. In determining the amount of any dividend, management must consider additional factors such as the amount of current period net income, liquidity, asset quality, capital adequacy and economic conditions. In addition, bank regulators have the authority to prohibit banks from paying dividends if they deem such payment to be an unsafe or unsound practice. During the year ended December 31, 2025, the Bank, a wholly owned the Company, declared and paid a one-time cash dividend of $500,000 to the Company. No dividends were paid to shareholders of the Company during the year ended December 31, 2025.

(15) Contingencies.

Various claims also arise from time to time in the normal course of business. In the opinion of management, none have occurred that will have a material adverse effect on the Company’s consolidated financial statements.

(16) Retirement Plans.

The Company has a 401(k) Profit Sharing plan covering all eligible employees who are over the age of twenty-one and have completed one year of service. The Company may make a matching contribution each year. The Company matching contributions in connection with this plan during the years ended December 31, 2025 and 2024 was $265,000 and $220,000, respectively.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(17) Fair Value Measurement

Debt securities available for sale measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
		Quoted Prices	Significant
		In Active Markets	Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)
At December 31, 2025:
SBA Pool Securities	$429	$—	$429	$—
Collateralized mortgage obligations	106	—	106	—
Taxable municipal securities	12,626	—	12,626	—
Mortgage-backed securities	12,023	—	12,023	—
Total	$25,184	$—	$25,184	$—

At December 31, 2024:
SBA Pool Securities	$567	$—	$567	$—
Collateralized mortgage obligations	111	—	111	—
Taxable municipal securities	11,914	—	11,914	—
Mortgage-backed securities	10,181	—	10,181	—
Total	$22,773	$—	$22,773	$—

During the years ended December 31, 2025 and 2024, no debt securities were transferred in or out of Level 3.

(18) Company Unconsolidated Financial Information

The Company’s unconsolidated financial information as of December 31, 2025 and 2024 and for the years then ended follows:

	Condensed Balance Sheets At December 31,
	2025	2024
(dollars in thousands)
Assets

Cash	$577	$2,216
Investment in subsidiaries	121,824	101,451
Other assets	200	199

Total assets	$122,601	$103,866

Liabilities and Stockholders’ Equity

Other liabilities	$704	$682
Stockholders’ equity	121,897	103,184

Total liabilities and stockholders’ equity	$122,601	$103,866

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(18) Company Unconsolidated Financial Information Continued

	Condensed Statements of Income Year Ended December 31,
	2025	2024
(dollars in thousands)
Income of subsidiaries	$17,900	$14,033
Other expense	(1,672)	(1,221)
Income tax benefit	420	312

Net income	$16,648	$13,124

	Condensed Statements of Cash Flows Year Ended December 31,
	2025	2024
(dollars in thousands)
Cash flows from operating activities:
Net income	$16,648	$13,124
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	875	490
Equity in undistributed income of subsidiaries	(17,900)	(14,033)
Increase (decrease) in other assets	(1)	7
Increase in other liabilities	22	109
Net cash used in operating activities	$(356)	$(303)

Cash flow from investing activities:
Capital infusion to OptimumHUD Loans, LLC subsidiary	(1,000)	—
Capital infusion to OptimumBank subsidiary	(1,000)	(18,124)
Dividend to Company	500	—
Net cash used in investing activities	$(1,500)	$(18,124)

Cash flow from financing activities:
Proceeds from sale of preferred stock (net of offering costs of $0 and $118)	—	1,932
Proceeds from sale of common stock (net of offering costs of $34 and $576)	217	17,886
Cash provided by financing activities	$217	$19,818

Net (decrease) increase in cash	(1,639)	1,391

Cash at beginning of the year	2,216	825

Cash at end of year	$577	$2,216

Noncash transactions:

Change in accumulated other comprehensive loss of subsidiaries, net change in unrealized loss on debt securities available for sale, net of income taxes	$973	$(255)

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(19) Series B and C Preferred Stock and ATM offering program.

On October 1, 2025, the Company filed an Amended and Restated Certificate of Designation of Series B Preferred Stock, which amended and restated the rights, preferences, powers, and limitations of the Company’s previously outstanding Series B-1, Series B-2, and Series B-3 Preferred Stock and consolidated such shares into a single class designated as Series B Preferred Stock. At that date, 1,360 shares of Series B Preferred Stock were outstanding. Except in the event of liquidation, if the Company declares or pays a dividend or distribution on the common stock, the Company shall simultaneously declare and pay a dividend on the Series B Preferred Stock on a pro rata basis with the common stock determined on an as-converted basis assuming all shares of Series B Preferred Stock had been converted immediately prior to the record date of the applicable dividend. The Series B Preferred stock does not carry a stated dividend rate, and dividends are payable only if and when declared on the common stock. The Series B Preferred Stock has preferential liquidation rights over common stockholders. The liquidation price is the greater of (i) a stated liquidation preference per share or (ii) the amount that would have been received had all shares of Series B Preferred Stock been converted into common immediately prior to a liquidation. The Series B Preferred stock generally has no voting rights except as provided in the Certificate of Designation.

As a result of the amendment, each share of Series B Preferred Stock is convertible, at the option of the holder, into 8,172 shares of the Company’s common stock, par value $0.01 per share, subject to adjustment for stock splits, stock dividends, combinations, mergers, or similar transactions, as provided in the Certificate of Designation. Conversion is subject to applicable ownership limitations and required federal and state banking regulatory approvals. In addition, conversion occurs automatically upon certain permitted transfers, as defined in the Certificate of Designation. The amendment represents a modification of the conversion rights of the outstanding Series B Preferred Stock and did not result in the issuance or redemption of any equity securities. If all outstanding shares of Series B Preferred Stock were converted as of December 31, 2025, such conversion would result in the issuance of approximately 11,113,920 shares of the Company’s common stock, based on the stated conversion rate. Conversion of the Series B Preferred Stock is at the option of the holder.

On March 8, 2024, the Company’s board of directors approved the issuance of up to 4,000,000 of Series C Preferred Stock. Each share of the Series C Preferred Stock is convertible into one share of common stock, at the option of the holder, provided that certain regulatory-required conditions are met.

On October 7, 2025, the Company entered into an Exchange Agreement with one holder pursuant to which an unrelated holder exchanged 350,000 shares of the Company’s common stock for 350,000 shares of Series C Preferred Stock. The exchange was accounted for as an equity-for-equity exchange and did not result in the recognition of gain or loss. As of December 31, 2025, 875,641 shares of Series C Preferred Stock were outstanding, each of which is convertible into one share of the Company’s common stock, which would result in the issuance of up to 875,641 shares of common stock upon conversion.

On August 9, 2024, the Company filed a Form S-3 registration statement with Securities and Exchange Commission, registering for sale of up to an aggregate of $25 million in shares of common stock through an at-the-market offering (“ATM Program”). Under the ATM Program, the Company sold 52,819 shares during the year ended on December 31, 2025, generating net proceeds of $217,000. The ATM Program allows the Company to issue and sell to the public from time to time at prevailing market prices, at the Company’s discretion, newly issued shares of common stock. The ATM Program is expected to provide the Company with additional financing flexibility and intends to use the net proceeds from the ATM Program to facilitate growth.

(20) Segment Information

The Company has one reportable segment, which provides a variety of community banking services to individual and corporate customers. The segment’s revenues are driven primarily by interest income on loans, interest and dividend on debt securities, interest-bearing deposits with banks, cash and due from banks, and fees and service charges on depository products and other banking services. The Company manages business activities, allocates resources, and evaluates financial performance on an organization-wide basis. The chief operating decision maker (“CODM”) is the Principal Executive Officer. The accounting policies of the segment are presented using the same policies as those described in “Note 1 - Summary of Significant Accounting Policies.” The CODM evaluates the performance of the segment and allocates resources based on net income that are also reported on the consolidated statements of income, as consolidated net income and segment assets that are reported on the consolidated balance as total consolidated assets. Net income is used to monitor budget-versus-actual results, to benchmark performance against peer institutions, and to assist in management’s compensation decisions. The significant segment expenses regularly provided to the CODM include interest expense on deposits and borrowings, credit loss expense, salaries and employee benefits, professional fees, data processing costs, and occupancy, which are all reflected in the consolidated statements of income. Because the Company has only one reportable segment, the financial information presented in the consolidated financial statements represents the financial results and condition of the segment.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, the Company used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its evaluation under the framework in Internal Control-Integrated Framework, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2025.

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

(c) Changes in Internal Controls

The Company has made no significant changes in its internal controls over financial reporting during the year ended December 31, 2025, that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

A list of the Company’s executive officers and biographical information about them and its directors will be included in the definitive Proxy Statement for its 2025 Annual Meeting of Stockholders, which will be filed within 120 days of the end of its fiscal year ended December 31, 2025 (the “2025 Proxy Statement”) and is incorporated herein by reference. Information about its Audit Committee may be found in the Proxy Statement. That information is incorporated herein by reference.

Insider Trading Policy

The Company has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company's securities by directors, officers and employees, or the Company itself. The policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of the Company's Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

Information relating to the Company’s executive officer and director compensation and the compensation committee of its Board of Directors will be included in the 2025 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to security ownership of certain beneficial owners of its common stock and information relating to the security ownership of its management will be included in the 2025 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The Company has one equity compensation plan under which shares of its common stock were available to be issued at December 31, 2025. The plan was previously approved by its shareholders.

The following table provides information generally as of December 31, 2025, regarding securities to be issued on exercise of stock options, and securities remaining available for issuance under the Company’s equity compensation plan that was in effect during fiscal year 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under the equity compensation plan

Equity compensation plans approved by stockholders	—	—	728,627

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence will be included in the 2025 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accounting fees and services will be included in the 2025 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

3.1	Amended and restated Articles of incorporation (incorporated by reference from Annual Report on Form 10-K filed with the SEC on February 26, 2025)

3.2	Bylaws (incorporated by reference from Current Report on Form 8-K filed with the SEC on May 11, 2004)

3.3	2025 Amended and Restated Certificate of Designation of Series B Preferred Stock on Form 8-K (filed with the SEC on October 1, 2025)

4.1	Form of stock certificate (incorporated by reference from Quarterly Report on Form 10-QSB filed with the SEC on August 12, 2004)

4.2	Description of Securities (incorporated by reference from Annual Report on Form 10-K filed with the SEC on February 26, 2025)

10.1	OptimumBank Holdings, Inc. 2018 Equity Incentive Plan (incorporated by reference from Proxy Statement on Schedule 14A filed with the SEC on May 2, 2018)

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated by reference from Annual Report on Form 10-K filed with the SEC on March 31, 2009)

19	Insider Trading Policy

21	Subsidiaries of Registrant

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lauderdale, State of Florida, on February 26, 2026.

OPTIMUMBANK HOLDINGS, INC.

/s/ Timothy Terry
Timothy Terry
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Moishe Gubin	Chairman of the Board	February 26, 2026
Moishe Gubin

/s/ Elliot Nunez	Chief Financial Officer	February 26, 2026
Elliot Nunez

/s/ Michael Blisko	Director	February 26, 2026
Michael Blisko

/s/ Joel Klein	Director	February 26, 2026
Joel Klein

/s/ Steven Newman	Director	February 26, 2026
Steven Newman

/s/ Thomas Procelli	Director	February 26, 2026
Thomas Procelli

/s/ Avi M. Zwelling	Director	February 26, 2026
Avi M. Zwelling

