Form 10-Q
period 2026-03-31
OptimumBank Holdings, Inc.
filed 2026-05-12
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,268,363 shares of common stock, $0.01 par value, issued and outstanding as of May 11, 2026.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

i

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	March 31,	December 31,
	2026	2025
	(Unaudited)	(Audited)
Assets:
Cash and due from banks	$15,074	$9,349
Interest-bearing deposits with banks	124,942	105,210
Total cash and cash equivalents	140,016	114,559
Debt securities available for sale	27,044	25,184
Debt securities held-to-maturity (fair value of $188 and $190)	212	214
Loans, net of allowance for credit losses of $11,061 and $10,273	1,078,533	947,294
Federal Home Loan Bank stock	2,678	3,028
Premises and equipment, net	2,797	2,490
Other real estate owned	-	551
Right-of-use lease assets	2,511	2,617
Accrued interest receivable	3,994	3,621
Deferred tax asset	3,116	3,108
Other assets	7,834	9,012
Total assets	$1,268,735	$1,111,678

Liabilities and Stockholders’ Equity:
Liabilities:
Noninterest-bearing demand deposits	$304,887	$266,520
Savings, NOW and money-market deposits	345,494	306,921
Time deposits	442,502	358,309
Total deposits	1,092,883	931,750

Federal Home Loan Bank advances	40,000	50,000
Operating lease liabilities	2,647	2,745
Other liabilities	6,357	5,286
Total liabilities	1,141,887	989,781

Commitments and contingencies (Notes 9 and 13)
Stockholders’ equity:
Preferred stock, no par value; 6,000,000 shares authorized:	—	—
Series B Convertible Preferred, no par value, 1,360 shares authorized, 1,295 and 1,360 shares issued and outstanding	—	—
Series C Convertible Preferred, no par value, 4,000,000 shares authorized, 875,641 shares issued and outstanding	—	—
Common stock, $.01 par value; 30,000,000 shares authorized, 12,166,858 and 11,533,943 shares issued and outstanding	122	115
Additional paid-in capital	112,993	112,578
Retained earnings	18,464	13,801
Accumulated other comprehensive loss	(4,731)	(4,597)
Total stockholders’ equity	126,848	121,897
Total liabilities and stockholders’ equity	$1,268,735	$1,111,678

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2026	2025
Interest income:
Loans	$18,114	$13,601
Debt securities	191	160
Other	1,148	1,246
Total interest income	19,453	15,007

Interest expense:
Deposits	6,176	5,278
Borrowings	87	303
Total interest expense	6,263	5,581

Net interest income	13,190	9,426

Credit loss expense (reversal)	770	(165)
Net interest income after credit loss expense	12,420	9,591

Noninterest income:
Service charges and fees	1,313	1,038
Other	471	193
Total noninterest income	1,784	1,231

Noninterest expenses:
Salaries and employee benefits	4,988	3,381
Professional fees	295	247
Occupancy and equipment	338	282
Data processing	914	533
Regulatory assessment	179	198
Gain on sale and write-downs of other real estate owned	(5)	-
Other	1,297	985
Total noninterest expenses	8,006	5,626

Net income before income taxes	6,198	5,196

Income taxes	1,535	1,326
Net income	$4,663	$3,870

Earnings per share - Basic	$0.39	$0.33
Earnings per share - Diluted(1)	$0.20	$0.17

(1)	Earnings per share amounts for all periods presented have been restated to reflect the impact of the amendment to the rights of the Series B Preferred shares, as described in Note 11. This amendment resulted in a change in the calculation of diluted earnings per share, applied retrospectively to ensure comparability.

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2026	2025

Net Income	$4,663	$3,870
Other comprehensive income:
Change in unrealized loss on debt securities:
Unrealized (loss) gain arising during the period	(182)	561
Amortization of unrealized loss on debt securities transferred to held-to-maturity	1	(1)
Other comprehensive income before income taxes	(181)	560
Deferred income tax expense	47	(143)
Total other comprehensive (loss) income	(134)	417
Comprehensive income	$4,529	$4,287

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

Three Months Ended March 31, 2026 and 2025

(Dollars in thousands, except share amounts)

								(Accumulated	Accumulated
	Preferred Stock						Additional	Deficit)	Other
	Series B		Series C		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	earnings	Loss	Equity

Balance at December 31, 2024	1,360	$-	525,641	$-	11,636,092	$116	$111,485	$(2,847)	$(5,570)	$103,184

Proceeds from sale of common stock (net of offering costs of $16) (Unaudited)	-	-	-	-	52,819	1	235	-	-	236

Stock-based compensation (Unaudited)	-	-	-	-	62,171	1	295	-	-	296

Net change in unrealized gain on debt securities available for sale (Unaudited)	-	-	-	-	-	-	-	-	418	418

Amortization of unrealized loss on debt securities transferred to held-to-maturity (Unaudited)	-	-	-	-	-	-	-	-	(1)	(1)

Net Income (Unaudited)	-	-	-	-	-	-	-	3,870	-	3,870

Balance at March 31, 2025 (Unaudited)	1,360	$-	525,641	$-	11,751,082	$118	$112,015	$1,023	$(5,153)	$108,003

Balance at December 31, 2025	1,360	-	875,641	-	11,533,943	115	112,578	13,801	(4,597)	121,897
Exchange of preferred stock for common stock (Unaudited)	(65)	-	-	-	531,179	5	(6)	-	-	(1)
Proceeds from sale of common stock (net of offering costs of $11) (Unaudited)	-	-	-	-	421	1	(9)	-	-	(8)
Stock-based compensation (Unaudited)	-	-	-	-	101,315	1	430	-	-	431
Net change in unrealized loss on debt securities available for sale (Unaudited)	-	-	-	-	-	-	-	-	(135)	(135)
Amortization of unrealized loss on debt securities transferred to held-to-maturity (Unaudited)	-	-	-	-	-	-	-	-	1	1
Net income (Unaudited)	-	-	-	-	-	-	-	4,663	-	4,663
Balance at March 31, 2026 (Unaudited)	1,295	$-	875,641	$-	12,166,858	$122	$112,993	$18,464	$(4,731)	$126,848

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net income	$4,663	$3,870
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense (reversal)	770	(165)
Depreciation and amortization	132	96
Gain on sale of other real estate owned	(5)	-
Deferred income tax benefit	39	81
Net (accretion) amortization of fees, premiums and discounts	(65)	1
Stock-based compensation expense	431	296
(Increase) decrease in accrued interest receivable	(373)	61
Amortization of right-of-use lease assets	106	32
Net decrease in operating lease liabilities	(98)	(28)
(Increase) decrease in other assets	1,178	(135)
Increase (decrease) in other liabilities	1,092	(974)
Net cash provided by operating activities	7,870	3,135

Cash flows from investing activities:
Principal repayments of debt securities available for sale	278	261
Principal repayments of debt securities held-to-maturity	3	11
Net (increase) decrease in loans	(131,943)	3,926
Proceeds from sale of other real estate owned	556	-
Purchases of premises and equipment	(439)	(283)
Purchase of debt securities available for sale	(2,342)	-
Redemption of FHLB stock	350	1,801
Net cash used in investing activities	(133,537)	5,716

Cash flows from financing activities:
Net increase in deposits	161,133	80,739
Net decrease in FHLB Advances	(10,000)	(40,000)
Proceeds from conversion of preferred stock	(1)	-
Proceeds from sale of common stock (net of offering costs of $11 and $16)	(8)	236
Net cash provided by financing activities	151,124	40,975

Net increase in cash and cash equivalents	25,457	49,826
Cash and cash equivalents at beginning of the period	114,559	93,630
Cash and cash equivalents at end of the period	$140,016	$143,456

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,108	$4,796
Income taxes	$-	$479

Supplemental noncash transactions:
Net change in unrealized gain (loss) on debt securities available for sale, net of income taxes	$(135)	$418
Amortization of unrealized loss on debt securities transferred to held-to-maturity	$1	$(1)

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) General. OptimumBank Holdings, Inc. (the “Company”) is a bank holding company and owns 100% of OptimumBank (the “Bank”), a Florida-chartered community bank, OptimumHUD Loans, LLC (d/b/a) as OptimumFunding, LLC, a wholly owned non-bank subsidiary, and OptimumFinance, LLC, a wholly owned non-bank, asset-based lending subsidiary. The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of community banking services to individual and corporate customers through its three banking offices located in Broward County and Miami-Dade County, Florida. The Bank also markets its deposit and electronic funds transfer services on a national basis to merchant cash advance providers.

Basis of Presentation. In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2026, the results of operations for the three-month ended March 31, 2026 and 2025, and cash flows for the three-month periods ended March 31, 2026 and 2025. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three-month ended March 31, 2026, are not necessarily indicative of the results to be expected for the full year of 2026.

Comprehensive Income. Accounting Principles Generally Accepted in the United States of America (“U.S. GAAP”) requires recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale debt securities are reported as a separate component of the equity section of the condensed consolidated balance sheets, such items along with net income, are components of comprehensive income.

Accumulated other comprehensive loss consists of the following (dollars in thousands):

	March 31,	December 31,
	2026	2025

Unrealized loss on debt securities available for sale	$(6,326)	$(6,145)
Unamortized portion of unrealized loss related to debt securities available for sale transferred to securities held-to-maturity	(9)	(10)
Income tax benefit	1,604	1,558
Accumulated other comprehensive loss	$(4,731)	$(4,597)

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

FASB ASU 2025-03, “Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity”. This amendment determining the Accounting Acquirer in a Business Combination Involving a Variable Interest Entity. This update clarifies how to identify the accounting acquirer when a business combination involves a variable interest entity. The standard is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The standard is effective prospectively for business combinations occurring on or after the adoption date. The Company does not expect the adoption of this standard to have a material impact on its condensed consolidated financial statements.

FASB ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Capitalization and Disclosure Improvements”. This amendment provides updated guidance on the capitalization of costs related to internal-use software and expands the required disclosures. The objective is to clarify when capitalization is appropriate and to enhance the transparency of financial reporting related to internal-use software development. The amendments in this update are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The Company is evaluating the impact of this guidance; adoption is not expected to have a material effect on the Company’s condensed consolidated financial statements.

FASB ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU 2025-11 clarifies interim disclosure requirements and provides a comprehensive list of interim disclosures that are required by GAAP. The ASU also includes a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact of the changes to its condensed consolidated financial statements and existing disclosures.

(2) Debt Securities. Debt securities have been classified according to management’s intent. The amortized cost of debt securities and fair values are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

At March 31, 2026:
Available for sale:
SBA Pool Securities	$404	$-	$(10)	$394
Collateralized mortgage obligations	117	-	(13)	104
Taxable municipal securities	16,607	-	(4,066)	12,541
Mortgage-backed securities	16,242	-	(2,237)	14,005
Total	$33,370	$-	$(6,326)	$27,044

Held-to-maturity:
Collateralized mortgage obligations	$212	$-	$(24)	$188
Total	$212	$-	$(24)	$188

At December 31, 2025:
Available for sale:
SBA Pool Securities	$439	$-	$(10)	$429
Collateralized mortgage obligations	118	-	(12)	106
Taxable municipal securities	16,616	-	(3,990)	12,626
Mortgage-backed securities	14,156	-	(2,133)	12,023
Total	$31,329	$-	$(6,145)	$25,184

Held-to-maturity:
Collateralized mortgage obligations	$214	$-	$(24)	$190
Total	$214	$-	$(24)	$190

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2) Debt Securities, Continued.

As of March 31, 2026, debt securities with a fair value of $52.1 million were pledged as collateral to the Federal Reserve Bank. There were no sales of debt securities during the three-month ended March 31, 2026, and 2025.

Debt securities available for sale with gross unrealized losses, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position, is as follows (dollars in thousands):

	Over Twelve Months		Less Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
At March 31, 2026:
Available for Sale:
SBA Pool Securities	$(10)	$394	$-	$-
Collateralized mortgage obligation	(13)	104	-	-
Taxable municipal securities	(4,066)	12,541	-	-
Mortgage-backed securities	(2,117)	9,419	(120)	4,586
Total	$(6,206)	$22,458	$(120)	$4,586

	Over Twelve Months		Less Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

At December 31, 2025:
Available for Sale:
SBA Pool Securities	$(10)	$429	$-	$-
Collateralized mortgage obligation	(12)	106	-	-
Taxable municipal securities	(3,990)	12,626	-	-
Mortgage-backed securities	(2,133)	12,023	-	-
Total	$(6,145)	$25,184	$-	$-

At March 31, 2026 and December 31, 2025, the unrealized losses on 42 investment debt securities, respectively, were caused by interest-rate changes and other market conditions.

The Company performed an analysis that determined that the mortgage-backed securities, collateralized mortgage obligations, and U.S. government securities, have a zero expected credit loss as they have the full faith and credit backing of the U.S. government or one of its agencies. Municipal bonds that do not have a zero expected credit loss are evaluated at least quarterly to determine whether there is a credit loss associated with a decline in fair value. At March 31, 2026 and December 31, 2025 all municipal securities were rated as investment grade. All debt securities in an unrealized loss position as of March 31, 2026 and December 31, 2025 continue to perform as scheduled and the Company does not believe that there is a credit loss or that credit loss expense is necessary. Also, as part of our evaluation of our intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. The Company does not currently intend to sell the investments within the portfolio, and it is not more-likely-than-not that a sale will be required.

Management continues to monitor all of our investments with a high degree of scrutiny. There can be no assurance that in a future period, conditions may exist at that time indicating that some or all of the Company’s securities may be sold that would require a charge to earnings as credit loss expense in such period.

The majority of the Company’s debt securities available-for-sale and held-to-maturity have contractual maturity dates which are greater than ten years as of March 31, 2026. Expected maturities of these debt securities will differ from contractual maturities because borrowers have the right to call or repay obligations with or without call or prepayment penalties

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans. The segments of loans are as follows (dollars in thousands):

	March 31,	December 31,
	2026	2025

Residential real estate	$73,130	$74,018
Multi-family real estate	63,655	65,693
Commercial real estate	790,238	666,508
Land and construction	41,000	36,212
Commercial	46,127	48,196
Consumer	76,744	68,166
Total loans	1,090,894	958,793

Deduct:
Net deferred loan fees and costs	(1,300)	(1,226)
Allowance for credit losses	(11,061)	(10,273)

Loans, net	$1,078,533	$947,294

An analysis of the change in the allowance for credit losses follows (dollars in thousands):

	Residential Real	Multi-Family Real	Commercial	Land and
	Estate	Estate	Real Estate	Construction	Commercial	Consumer	Total

Three Months Ended March 31, 2026:
Beginning balance (December 31, 2025)	$1,477	$666	$4,608	$1,077	$2,351	$94	$10,273
Credit loss expense (reversal)	(196)	(116)	806	132	151	14	791
Charge-offs	-	-	-	-	-	(44)	(44)
Recoveries	-	-	-	-	-	41	41
Ending balance (March 31, 2026)	$1,281	$550	$5,414	$1,209	$2,502	$105	$11,061

Three Months Ended March 31, 2025:
Beginning balance (December 31, 2024)	$1,114	$786	$2,705	$2,015	$1,675	$365	$8,660
Credit loss (reversal) expense	(48)	129	(108)	6	(87)	(36)	(144)
Charge-offs	-	-	-	-	-	(325)	(325)
Recoveries	-	-	-	-	-	79	79
Ending balance (March 31, 2025)	$1,066	$915	$2,597	$2,021	$1,588	$83	$8,270

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Reconciliation of Credit Loss Expense (Reversal)

The following table provides a reconciliation of the credit loss expense (reversal) on the condensed consolidated statements of earnings between the funded and unfunded components at the dates indicated:

	Three Months Ended
	March 31,
	2026	2025
Credit loss expense - funded	$791	(144)
Credit loss expense (reversal) - unfunded	(21)	(21)
Total Credit loss expense	$770	(165)

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

Age analysis of past-due loans is as follows (dollars in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At March 31, 2026:
Residential real estate	$196	$-	$-	$196	$72,934	$-	$73,130
Multi-family real estate	-	-	-	-	63,655	-	63,655
Commercial real estate	-	-	-	-	790,238	-	790,238
Land and construction	-	-	-	-	41,000	-	41,000
Commercial	1,015	-	-	1,015	42,952	2,160	46,127
Consumer	65	29	-	94	76,650	-	76,744
Total	$1,276	$29	$-	$1,305	$1,087,429	$2,160	$1,090,894

At December 31, 2025:
Residential real estate	$-	$-	$-	$-	$74,018	$-	$74,018
Multi-family real estate	-	-	-	-	65,693	-	65,693
Commercial real estate	-	-	-	-	666,508	-	666,508
Land and construction	-	-	-	-	36,212	-	36,212
Commercial	-	-	-	-	45,299	2,897	48,196
Consumer	65	13	-	78	68,088	-	68,166
Total	$65	$13	$-	$78	$955,818	$2,897	$958,793

The Company has not made any modifications of loans to borrowers experiencing financial difficulties during the three-month ended March 31, 2026 and 2025.

The following table presents the amortized costs basis of loans on nonaccrual status, as of March 31, 2026 and December 31, 2025. As of March 31, 2026 and December 31, 2025 there were no loans 90 days or more past due and still accruing.

	March 31, 2026
	Nonaccrual	Nonaccrual	Total
(dollars in thousands)	Without ACL	With ACL	Nonaccrual
Commercial	919	1,241	2,160
Total	919	1,241	2,160

	December 31, 2025
	Nonaccrual	Nonaccrual	Total
(dollars in thousands)	Without ACL	With ACL	Nonaccrual
Commercial	954	1,943	2,897
Total	$954	$1,943	$2,897

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued.

Collateral-Dependent Loans

The following table presents the amortized cost basis of non-accruing collateral-dependent loans by class of loans and type of collateral identified as of March 31, 2026 and December 31, 2025 under the current expected credit loss model:

	March 31, 2026
(dollars in thousands)	Real Estate	Other	Total
Commercial	$895	$1,073	$1,968
Total	895	1,073	1,968

	December 31, 2025
(dollars in thousands)	Real Estate	Other	Total
Commercial	901	1,996	2,897
Total	$901	$1,996	$2,897

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued.

	Term Loans						Revolving Loans	Revolving Loans Converted to Term Loans
	Amortized Cost Basis by Origination Year						(Amortized	(Amortized
(dollars in thousands)	March 31, 2026	2025	2024	2023	2022	Prior	Cost Basis)	Cost Basis)	Total
Residential real estate
Pass	$-	$13,936	$-	$21,112	$21,015	$16,592	$-	$-	$72,655
OLEM (Other Loans Especially Mentioned)	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	475	-	-	475
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$-	$13,936	$-	$21,112	$21,015	$17,067	$-	$-	$73,130
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Multi-family real estate									-
Pass	$1,116	$-	$4,946	$9,952	$23,832	$23,233	$-	$-	$63,079
OLEM (Other Loans Especially Mentioned)	-	-	-	576	-	-	-	-	576
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$1,116	$-	$4,946	$10,528	$23,832	$23,233	$-	$-	$63,655
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate (CRE)									-
Pass	$118,010	$209,190	$76,335	$125,643	$181,487	$77,691	$-	$-	$788,356
OLEM (Other Loans Especially Mentioned)	-	-	-	741	-	-	-	-	741
Substandard	-	-	-	-	-	1,141	-	-	1,141
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$118,010	$209,190	$76,335	$126,384	$181,487	$78,832	$-	$-	$790,238
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Land and construction									-
Pass	$-	$8,361	$2,363	$9,269	$19,789	$1,218	$-	$-	$41,000
OLEM (Other Loans Especially Mentioned)	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$-	$8,361	$2,363	$9,269	$19,789	$1,218	$-	$-	$41,000
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial									-
Pass	$983	$20,276	$5,422	$12,195	$1,468	$322	$-	$-	$40,666
OLEM (Other Loans Especially Mentioned)	-	-	-	2,317	-	-	-	-	2,317
Substandard	973	1,073	1,098	-	-	-	-	-	3,144
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$1,956	$21,349	$6,520	$14,512	$1,468	$322	$-	$-	$46,127
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Consumer									-
Pass	$2,270	$-	$-	$51	$77	$105	$74,241	$-	$76,744
OLEM (Other Loans Especially Mentioned)	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$2,270	$-	$-	$51	$77	$105	$74,241	$-	$76,744
Current period gross write-offs	$-	$-	$-	$(7)	$(20)	$(17)	$-	$-	$(44)

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued.

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans (Amortized Cost	Revolving Loans Converted to Term Loans (Amortized Cost
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Basis)	Basis)	Total
Residential real estate
Pass	$13,949	$-	$21,156	$20,677	$7,636	$10,121	$-	$-	$73,539
OLEM (Other Loans Especially Mentioned)	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	479	-	-	-	-	479
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$13,949	$-	$21,156	$21,156	$7,636	$10,121	$-	$-	$74,018
Current period Gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Multi-family real estate
Pass	$-	$4,960	$10,578	$26,261	$14,544	$8,772	$-	$-	$65,115
OLEM (Other Loans Especially Mentioned)	-	-	-	-	578	-	-	-	578
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$-	$4,960	$10,578	$26,261	$15,122	$8,772	$-	$-	$65,693
Current period Gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate (CRE)
Pass	$208,756	$70,050	$124,442	$182,591	$45,228	$33,547	$-	$-	$664,614
OLEM (Other Loans Especially Mentioned)	-	-	745	-	-	-	-	-	745
Substandard	-	-	-	-	-	1,149	-	-	1,149
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$208,756	$70,050	$125,187	$182,591	$45,228	$34,696	$-	$-	$666,508
Current period Gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Land and construction
Pass	$5,500	$1,799	$8,185	$19,457	$1,271	$-	$-	$-	$36,212
OLEM (Other Loans Especially Mentioned)	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$5,500	$1,799	$8,185	$19,457	$1,271	$-	$-	$-	$36,212
Current period Gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial business loans
Pass	$21,715	$6,660	$12,916	$1,305	$386	$-	$-	$-	$42,982
OLEM (Other Loans Especially Mentioned)	-	-	2,317	-	-	-	-	-	2,317
Substandard	1,117	901	879	-	-	-	-	-	2,897
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$22,832	$7,561	$16,112	$1,305	$386	$-	$-	$-	$48,196
Current period Gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Consumer
Pass	$2,865	$-	$64	$93	$152	$-	$64,992	$-	$68,166
OLEM (Other Loans Especially Mentioned)	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$2,865	$-	$64	$93	$152	$-	$64,992	$-	$68,166
Current period Gross write-offs	$-	-	(334)	(323)	(33)	(37)	-	$-	$(727)

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(4) Other Real Estate Owned (OREO): As of March 31, 2026, the Company had no loans secured by residential real estate for which foreclosure was in process, and no residential real estate property in other real estate owned. During 2025, the Company acquired real estate located in the State of Florida through foreclosure. The property was previously collateral for a consumer home equity line of credit (“HELOC”) that became delinquent and was placed on nonaccrual status prior to foreclosure. As of December 31, 2025, the property was carried at $551,000, which represents the lower of cost of fair value. In the first quarter of 2026, the property was sold for $556,000, and the related gain was recorded in noninterest expenses.

	March 31, 2026	December 31, 2025
(dollars in thousands)
OREO recorded value at acquisition	$-	$605
Subsequent valuation write-down	-	(54)
OREO carrying value	$-	$551

(5) Earnings Per Share. Basic earnings per share have been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods. Each share of Series B Preferred stock can be converted into 8,172 common shares, and each share of Series C Convertible Preferred stock can be converted into one share of common stock at any time at the option of the holder. The conversion feature is considered to be diluted earnings per share (“EPS”) in accordance with ASC 260. The dilutive effect is calculated using the if-converted method. On October 1, 2025, the Company amended the conversion rights of its Series B Convertible Preferred shares to allow conversion at the holder’s discretion. As a result of this amendment, diluted earnings per share amounts for all periods presented have been restated to reflect the impact of the amendment to the rights of the Series B Preferred shares, as described in Note 11. This amendment resulted in a change in the calculation of diluted earnings per share, applied retrospectively to ensure comparability.

	Three Months Ended
	March 31,
	2026			2025
(dollars in thousands, except per share amounts)	Earnings	Weighted Average Shares	Amount	Earnings	Weighted Average Shares	Amount

Basic EPS:	$4,663	11,974,503	$0.39	$3,870	11,704,610	$0.33
Effect of conversion of series B & C preferred shares		11,617,705			11,639,530

Diluted EPS:	$4,663	23,592,208	$0.20	$3,870	23,344,140	$0.17

(6) Stock-Based Compensation.

The Company is authorized to grant stock options, stock grants and other forms of equity-based compensation under its 2018 Equity Incentive Plan (the “2018 Plan”). The plan has been approved by the shareholders. At the Company’s annual shareholders meeting held on April 29, 2025, shareholders approved an amendment to the Plan to increase the number of shares authorized for issuance by 500,000 shares, increasing the total number of shares authorized under the Plan from 1,050,000 shares. The Company is currently authorized to issue up to 1,550,000 shares of common stock under the 2018 Plan. At March 31, 2026, 627,309 shares remain available for grant.

During the three-month periods ended March 31, 2026 and 2025, the Company issued 101,315 and 62,171 shares, respectively, to employees for services performed and recorded compensation expense of $431,000 and $296,000, respectively.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(7) Fair Value Measurements.

Debt securities available for sale measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Fair Value Measurements Using
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
At March 31, 2026:
SBA Pool Securities	$394	$-	$394	$-
Collateralized mortgage obligations	104	-	104	-
Taxable municipal securities	12,541	-	12,541	-
Mortgage-backed securities	14,005	-	14,005	-
Total	$27,044	$-	$27,044	$-

At December 31, 2025:
SBA Pool Securities	$429	$-	$429	$-
Collateralized mortgage obligations	106	-	106	-
Taxable municipal securities	12,626	-	12,626	-
Mortgage-backed securities	12,023	-	12,023	-
Total	$25,184	$-	$25,184	$-

(8) Financial Instruments. The estimated fair values and fair value measurement method with respect to the Company’s financial instruments were as follows (dollars in thousands):

	At March 31, 2026			At December 31, 2025
	Carrying Amount	Fair Value	Level	Carrying Amount	Fair Value	Level

Financial assets:
Cash and cash equivalents	$140,016	$140,016	1	$114,559	$114,559	1
Debt securities available for sale	27,044	27,044	2	25,184	25,184	2
Debt securities held-to-maturity	212	188	2	214	190	2
Loans	1,078,533	1,092,756	3	947,294	975,648	3
Federal Home Loan Bank stock	2,678	2,678	3	3,028	3,028	3
Accrued interest receivable	3,994	3,994	3	3,621	3,621	3

Financial liabilities:
Deposit liabilities	1,092,883	1,077,390	3	931,750	919,187	3
Federal Home Loan Bank advances	40,000	40,010	3	50,000	50,029	3

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(9) Off- Balance Sheet Financial Instruments. The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit, unused lines of credit, and standby letters of credit and may involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the condensed consolidated balance sheets. The contract amounts of these instruments reflect the extent of involvement the Company has in these financial instruments.

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

Commitments to extend credit, unused lines of credit, and standby letters of credit typically result in loans with a market interest rate when funded. A summary of the contractual amounts of the Company’s financial instruments with off-balance sheet risk at March 31, 2026 follows (dollars in thousands):

Commitments to extend credit	$41,900

Unused lines of credit	$64,293

Standby letters of credit	$3,943

(10) Regulatory Matters. The Bank is subject to various regulatory capital requirements administered by the bank regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

As of March 31, 2026 and December 31, 2025, the Bank met all capital adequacy requirements to which it is subject to. The Bank’s actual capital amounts and percentages are presented in the table below (dollars in thousands):

	Actual		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	%	Amount	%
As of March 31, 2026:
Tier 1 Capital to Total Assets	$130,491	10.74%	$109,311	9.00%

As of December 31, 2025:
Tier 1 Capital to Total Assets	$125,467	11.39%	$99,126	9.00%

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(11) Series B and C Preferred Stock and ATM offering program.

On October 1, 2025, the Company filed an Amended and Restated Certificate of Designation of Series B Preferred Stock, which amended and restated the rights, preferences, powers, and limitations of the Company’s previously outstanding Series B-1, Series B-2, and Series B-3 Preferred Stock and consolidated such shares into a single class designated as Series B Preferred Stock. At that date, 1,360 shares of Series B Preferred Stock were outstanding. Except in the event of liquidation, if the Company declares or pays a dividend or distribution on the common stock, the Company shall simultaneously declare and pay a dividend on the Series B Preferred Stock on a pro rata basis with the common stock determined on an as-converted basis assuming all shares of Series B Preferred Stock had been converted immediately prior to the record date of the applicable dividend. The Series B Preferred stock does not carry a stated dividend rate, and dividends are payable only if and when declared on the common stock. The Series B Preferred Stock has preferential liquidation rights over common stockholders. The liquidation price is the greater of (i) a stated liquidation preference per share or (ii) the amount that would have been received had all shares of Series B Stock been converted into common stock immediately prior to a liquidation. The Series B Preferred Stock generally has no voting rights except as provided in the Certificate of Designation.

As a result of the amendment, each share of Series B Preferred Stock is convertible, at the option of the holder, into 8,172 shares of the Company’s common stock, par value $0.01 per share, subject to adjustment for stock splits, stock dividends, combinations, mergers, or similar transactions, as provided in the Certificate of Designation. Conversion is subject to applicable ownership limitations and required federal and state banking regulatory approvals. In addition, conversion occurs automatically upon certain permitted transfers, as defined in the Certificate of Designation. The amendment represents a modification of the conversion rights of the outstanding Series B Preferred Stock and did not result in the issuance or redemption of any equity securities. As of March 31, 2026, 1,295 shares of Series B Preferred Stock were outstanding. If all outstanding shares of Series B Preferred Stock were converted as of March 31, 2026, such conversion would result in the issuance of approximately 10,582,740 shares of the Company’s common stock, based on the stated conversion rate. Conversion of the Series B Preferred Stock is at the option of the holder.

On March 8, 2024, the Company’s Board of Directors approved the issuance of up to 4,000,000 of Series C Preferred Stock. Each share of the Series C Preferred Stock is convertible into one share of common stock, at the option of the holder, provided that certain regulatory-required conditions are met.

On August 9, 2024, the Company filed a Form S-3 registration statement with Securities and Exchange Commission, registering for sale of up to an aggregate of $25 million in shares of common stock through an at-the-market offering (“ATM Program”). Under the ATM Program, the Company sold 52,819 shares during the year ended on December 31, 2025, generating net proceeds of $217,000. During the three-month period ended March 31, 2026, the Company sold an additional 421 common stock shares under the ATM program, generating net proceeds of ($8,000). The ATM Program allows the Company to issue and sell to the public from time to time at prevailing market prices, at the Company’s discretion, newly issued shares of common stock. The ATM Program is expected to provide the Company with additional financing flexibility and intends to use the net proceeds from the ATM Program to facilitate growth.

On January 27, 2026, the Company and Michael Blisko, a Director of the Company, entered into, and consummated the transaction contemplated by, an Exchange Agreement (the “Exchange Agreement”). Pursuant to the agreement, Mr. Blisko exchanged 65 shares of Company Series B Convertible Preferred Stock for 531,178 newly issued shares of Company common stock.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(12) Subsequent Events.

On April 28, 2026, the Board has approved an amendment to the Company’s Articles of Incorporation (the “Articles Amendment”) to authorize a new class of capital stock designated as Nonvoting Common Stock, par value $0.01 per share (the “Nonvoting Common Stock”). The Articles Amendment authorizes the issuance of up to 30,000,000 shares of Nonvoting Common Stock. In accordance with the Articles Amendment, the Company expects to exchange all outstanding shares, or 1,295 and 875,641 shares of related party Series B Convertible Preferred Stock and Series C Convertible Preferred Stock, respectively, for a total of 11,458,351 shares of Nonvoting Common Stock in Q2 2026. The Company does not expect the amendment to have a material impact on its condensed consolidated financial statements.

(13) Contingencies.

Various claims arise from time to time in the normal course of business. In the opinion of management, none have occurred that will have a material effect on the Company’s condensed consolidated financial statements.

(14) Borrowings.

The table below presents FHLB advances outstanding as follows (dollars in thousands):

		Interest	March 31,	December 31,
	Maturity	Rate	2026	2025
FHLB	April 2026	3.88%	40,000	-
FHLB	January 2026	3.88%	-	50,000
			$40,000	$50,000

FHLB advances were structured as advances with potential calls on a quarterly basis.

FHLB advances were collateralized by a blanket lien requiring the Company to maintain certain first mortgage loans as pledged collateral. At March 31, 2026, the Company had credit availability of $293.4 million. At March 31, 2026, the Company had loans pledged with a carrying value of $579.9 million as collateral for any FHLB advances.

In addition, the Bank has a collateralized line of credit with the Federal Reserve Bank, which is secured by debt securities with fair value of $52.1 million as of March 31, 2026.

At March 31, 2026, the Company also had unsecured lines of credit amounting to $76.5 million with five correspondent banks to purchase federal funds. Disbursements on the lines are subject to the approval of correspondent banks. At March 31, 2026 there were no borrowings under these lines of credit.

(continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto presented elsewhere in this report. For additional information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2025, in the Annual Report on Form 10-K.

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

Strategic Plan

Our key strategic initiatives are designed to generate continued growth in earning assets, core transaction deposits, treasury management fee income, while operating with an efficient cost structure. Continued emphasis on expansion of our South Florida customer base, along with and exploring additional niche lines of business through OptimumFunding, LLC and OptimumFinance, LLC, are also part of our strategic plan.

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

We are focused on full-service banking relationships, continuing to identify deposit growth opportunities among our existing customer base and prospects throughout South Florida, Florida, and the United States. Improving our core funding capabilities is foundational to the ability to support our opportunity to capitalize on the strong business and real estate market in South Florida and with our niche skilled nursing facility and merchant cash advance markets. We will accomplish this through the addition of experienced and skilled bankers to our business development and retail banking teams, and we are modernizing and improving our products and digital services to better support our personalized business model. This includes upgrading our core banking system, including our online banking and mobile banking applications. We believe adding this talent and upgrading our core banking system and client facing applications will allow us to better service local area small businesses that will add granularity and diversification to our customer base and balance sheet, while improving the utilization of our local area branches.

In early 2026, the Company formed OptimumFinance LLC, a wholly owned non-bank, asset-based lending subsidiary. The subsidiary was created to expand the company’s commercial real estate lending capabilities through flexible bridge and transitional financing solutions. Through OptimumFinance, the Company is able to provide flexible, short-term financing to acquire and reposition assets, and provides a single platform to support clients from bridge origination through permanent financing.

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

Modernizing our technology and improving our products and services allows us to better support our personalized business model to our niche business owner-operator client base with less friction, a human touch, and we believe better convenience than the large banks. In coordination with our Treasury Cash Management capabilities this has allowed us to enter niche businesses including banking services to Skilled Nursing Facilities in the areas of CRE and Asset-Based Lending (“ABL”) while capturing the business operating accounts. In addition, we have built capabilities in Small Business Administration (SBA) lending, entering the space in late 2023 and being designated as a Preferred Lender under the SBA’s Preferred Lenders Program (“PLP”) in the first quarter of 2025. Under the program the Bank offers SBA-guaranteed 7A loans generally secured by accounts receivable, inventory, equipment, or real estate. Management has implemented initiatives that have enabled us to grow our loan portfolio primarily with South Florida and Florida generated relationships in the commercial real estate, owner-occupied commercial real estate, multifamily, and commercial and industrial sectors.

In treasury management services, our primary focus will remain on merchant cash advance providers and the related electronic funds transfer line of business. For this revenue source to increase further in a meaningful way, automation will be necessary to further improve efficiency. We are currently investing in the necessary technology and expect efficiencies to occur throughout 2026 and beyond.

(continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our strategic plan emphasizes and builds upon initiatives focused on strengthening credit oversight and credit administrative processes and procedures. Moreover, management continues to identify loan growth opportunities through our subsidiaries that are designed to improve overall profitability without sacrificing credit quality and underwriting standards. This growth oriented strategic direction is expected to be facilitated by maintaining credit administration objectives including a risk-based and comprehensive credit culture and a credit administrative infrastructure that reinforces appropriate risk management practices.

Financial Condition at March 31, 2026 and December 31, 2025

Capital Levels

As of March 31, 2026 and December 31, 2025, the Bank is well capitalized under regulatory guidelines.

Refer to Note 10 in the condensed consolidated financial statements, which presents the Bank’s actual and required minimum capital ratios under Prompt Corrective Action Regulations (“CBLR Framework”).

Overview

The Company’s total assets increased by approximately $157.1 million to $1.3 billion at March 31, 2026, from $1.1 billion at December 31, 2025, primarily due to increases in loans. Net loans increased by $131.2 million to $1.1 billion at March 31, 2026, from $947.3 million at December 31, 2025. Deposits grew by approximately $161.1 million to $1.1 billion at March 31, 2026, from $931.8 million at December 31, 2025. Total stockholders’ equity increased by approximately $5 million to $126.8 million at March 31, 2026, from $ 121.9 million at December 31, 2025, primarily due to net income and stock-based compensation.

The following table shows selected information for the period/year ended or at the dates indicated:

	Thress Months Ended	Year Ended
	March 31, 2026	December 31, 2025

Average equity as a percentage of average assets	10.34%	11.08%

Equity to total assets at end of period	10.00%	10.97%

Return on average assets (1)	1.56%	1.64%

Return on average equity (1)	15.12%	14.83%

Noninterest expenses to average assets (1)	2.68%	2.48%

(1) Annualized for the three months ended March 31, 2026.

Liquidity and Sources of Funds

The Company’s sources of funds include customer deposits, loan repayments, earnings, federal funds market, and access to various borrowing arrangements. These includes borrowing capacity with Federal Home Loan Bank of Atlanta (“FHLB”), the Federal Reserve Bank, and five correspondent banks.

Our liquidity is derived primarily from our deposit base, scheduled amortization and prepayments of loans and debt securities, funds provided by operations, and capital. The Company’s liquidity position is also maintained by selling equity and cash flow generation from our subsidiaries. Additionally, as a commercial bank, we are expected to maintain an adequate liquidity position. The Company’s liquidity position may consist of cash on hand, cash on demand deposit with correspondent banks, federal funds sold, and unpledged marketable securities such as United States government securities, collateralized mortgage obligations, and mortgage-backed securities. Some of our securities are pledged to the Federal Reserve Bank to secure borrowing capacity. The market value of securities pledged to the Federal Reserve Bank was $52.1 million at March 31, 2026.

(continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Deposits increased by approximately $161.1 million during the three-month period ended March 31, 2026. The increase in deposits provided funding for new loan originations and repayment of Federal Home Loan Bank advances.

In addition to obtaining funds from depositors, the Company had borrowing capacity of $293.4 million in established borrowing capacity with the FHLB. The Company’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. As of March 31, 2026, first mortgage loans with a carrying value of $579.9 million were pledged to FHLB. At March 31, 2026, the Company also had available lines of credit amounting to $76.5 million with five correspondent banks, disbursements on the lines of credit are subject to the approval of the correspondent banks. As of March 31, 2026, debt securities with a fair value of $52.1 million were pledged as collateral to the Federal Reserve Bank. The Company monitor its liquidity position on daily basis and believes its current funding sources, including deposits, borrowing capacity, unencumbered liquid assets, and access to the federal funds market, are adequate to meet its ongoing operating needs.

Off-Balance Sheet Arrangements

Refer to Note 9 in the condensed consolidated financial statements for Off-Balance Sheet Arrangements.

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

	Three Months Ended March 31,
	2026			2025
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Interest-earning assets:
Loans	1,041,583	$18,114	7.05%	$796,846	$13,601	6.83%
Securities	26,527	191	2.92%	22,977	160	2.79%
Other interest-earning assets (2)	123,845	1,148	3.76%	109,863	1,246	4.54%

Total interest-earning assets	1,191,955	19,453	6.62%	929,686	15,007	6.46%

Cash and due from banks	10,656			14,177
Premises and equipment	2,684			2,139
Other	4,641			7,862
Total assets	1,209,936			$953,864

Interest-bearing liabilities:
Savings, NOW and money-market deposits	334,816	1,896	2.30%	$277,012	1,751	2.53%
Time deposits	436,205	4,280	3.98%	312,116	3,527	4.52%
Borrowings (3)	9,224	87	3.83%	32,222	303	3.76%
Total interest-bearing liabilities	780,245	6,263	3.26%	621,350	5,581	3.59%

Noninterest-bearing demand deposits	296,750			219,204
Other liabilities	7,852			7,719
Stockholders’ equity	125,089			105,591
Total liabilities and stockholders’ equity	1,209,936			$953,864

Net interest income		$13,190			$9,426

Interest rate spread (4)			3.36%			2.87%

Net interest margin (5)			4.49%			4.06%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.53			1.50

(1)	Annualized.
(2)	Includes interest-earning deposits with banks, Federal Funds Sold and Federal Home Loan Bank stock dividends.

(continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

(3)	Includes Federal Home Loan Bank Advances.
(4)	Interest rate spread represents the difference between average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

Comparison of the three-month periods ended March 31, 2026, and 2025

	Three Months Ended		Increase /
	March 31,		(Decrease)
(dollars in thousands, except per share amounts)	2026	2025	Amount	Percentage
Total interest income	$19,453	$15,007	$4,446	29.6%
Total interest expense	6,263	5,581	682	12.2%
Net interest income	13,190	9,426	3,764	39.9%
Credit loss expense	770	(165)	935	(566.7)%
Net interest income after credit loss expense	12,420	9,591	2,829	29.5%
Total noninterest income	1,784	1,231	553	44.9%
Total noninterest expenses	8,006	5,626	2,380	42.3%
Net income before income taxes	6,198	5,196	1,002	19.3%
Income taxes	1,535	1,326	209	15.8%
Net income	$4,663	$3,870	793	20.5%
Earnings per share - Basic	$0.39	$0.33
Earnings per share - Diluted(1)	$0.20	$0.17

(1) On October 1, 2025, the Company amended the terms of the Series B preferred shares, as detailed in Note 11 to the condensed consolidated financial statements. This amendment affected the calculation of diluted earnings per share, and accordingly, all periods diluted EPS figures have been restated to reflect the new dilution structure. This ensures a consistent basis of comparison.

Net Income. Net income for the three months ended March 31, 2026, were $4.7 million or $0.39 per basic share and $0.20 per diluted share compared to net income of $3.9 million or $0.33 per basic share and $0.17 per diluted share for the three months ended March 31, 2025. The increase in net income during the three months ended March 31, 2026, compared to three months ended March 31, 2025, is primarily attributed to an increase in net interest income and noninterest income.

Interest income. Interest income increased by $4.4 million to $19.5 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, the increase was primarily attributed to the increase in average balances of interest earning assets.

Interest expense. Interest expense increased by $0.7 million to $6.3 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to an increase in average interest-bearing liability balances.

Credit loss expense. The Company recorded a credit loss expense of $0.8 million for the three months ended March 31, 2026, compared to a credit loss reversal of ($0.2) million for the three months ended March 31, 2025. The expected credit loss expense is charged to earnings as losses are expected to have occurred in order to bring the total allowance for credit losses to a level deemed appropriate by management to absorb losses expected. Management’s periodic evaluation of the adequacy of the allowance for credit losses is based upon historical experience, the volume and type of lending conducted by the Company, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, general economic conditions, particularly as they relate to our market areas, and other factors related to the estimated collectability of our loan portfolio. The allowance for credit losses totaled $11.1 million or 1.01% of loans outstanding at March 31, 2026, compared to $10.3 million or 1.07% of loans outstanding at December 31, 2025. During the three-months ended March 31, 2026, the net charge-off amounting to $3,000 resulted from consumer lending.

(continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Noninterest income. Total noninterest income was $1.8 million for the three months ended March 31, 2026, compared to $1.2 for the three months ended March 31, 2025. The increase reflects an increase in service charges and fees related to banking services.

Noninterest expenses. Total noninterest expenses increased to $8.0 million for the three months ended March 31, 2026, compared to $5.6 million for the three months ended March 31, 2025, primarily due prior quarter adjustments to year-end incentive compensation combined with seasonal increases in payroll taxes and other employee benefits and continued investments in personnel.

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

There have been no significant changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

(continued)

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 27, 2026, the Company and Michael Blisko entered into, and consummated the transaction contemplated by, an Exchange Agreement. Pursuant to such agreement, Mr. Blisko exchanged 65 shares of Company Series B Convertible Preferred Stock for 531,178 newly issued shares of Company common stock. Such exchange was effected pursuant to an exemption from registration under the Securities Act of 1933, as amended, including but not limited to Section 3(a)(9) thereof.

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

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date: May 11, 2026	By:	/s/ Moishe Gubin
Moishe Gubin
Principal Executive Officer

Date: May 11, 2026	By:	/s/ Elliot Nunez
Elliot Nunez
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and restated Articles of incorporation (incorporated by reference from Annual Report on Form 10-K filed with the SEC on February 26, 2025)

3.2	Bylaws (incorporated by reference from Current Report on Form 8-K filed with the SEC on May 11, 2004)

3.3	2025 Amended and Restated Certificate of Designation of Series B Preferred Stock on Form 8-K (filed with the SEC on October 1, 2025)

3.4	Amendment to Amended and Restated Articles of Incorporation of OptimumBank Holdings, Inc., dated April 28, 2026

4.1	Form of stock certificate (incorporated by reference from Quarterly Report on Form 10-QSB filed with the SEC on August 16, 2004)

4.2	Description of Securities (incorporated by reference from Annual Report on Form 10-K filed with the SEC on February 26, 2025)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

