Form 10-Q
period 2026-06-30
OptimumBank Holdings, Inc.
filed 2026-08-10
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,622,470 shares of voting common stock, $0.01 par value, issued and outstanding as of August 10, 2026. 11,458,351 shares of nonvoting common stock, $0.01 par value, issued and outstanding as of August 10, 2026.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

i

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	June 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)
Assets:
Cash and due from banks	$14,637	$9,349
Interest-bearing deposits with banks	131,601	105,210
Total cash and cash equivalents	146,238	114,559
Debt securities available for sale	26,646	25,184
Debt securities held-to-maturity (fair value of $183 and $190)	208	214
Loans, net of allowance for credit losses of $11,020 and $10,273	1,204,381	947,294
Federal Home Loan Bank stock	1,966	3,028
Premises and equipment, net	3,132	2,490
Other real estate owned	-	551
Right-of-use lease assets	2,405	2,617
Accrued interest receivable	4,862	3,621
Deferred tax asset	3,143	3,108
Other assets	7,956	9,012
Total assets	$1,400,937	$1,111,678

Liabilities and Stockholders’ Equity:
Liabilities:
Noninterest-bearing demand deposits	$319,375	$266,520
Savings, NOW and money-market deposits	383,297	306,921
Time deposits	511,373	358,309
Total deposits	1,214,045	931,750

Federal Home Loan Bank advances	25,000	50,000
Operating lease liabilities	2,547	2,745
Other Borrowings	14,000	-
Other liabilities	10,965	5,286
Total liabilities	1,266,557	989,781

Commitments and contingencies (Notes 9 and 13)
Stockholders’ equity:
Preferred stock, no par value; 0 and 6,000,000 shares authorized:	-	-
Series B Convertible Preferred, no par value, 0 and 1,360 shares authorized, 0 and 1,360 shares issued and outstanding	-	-
Series C Convertible Preferred, no par value, 0 and 4,000,000 shares authorized, 0 and 875,641 shares issued and outstanding	-	-
Common stock, $.01 par value; 30,000,000 shares authorized, 12,340,785 and 11,533,943 shares issued and outstanding	124	115
Nonvoting Common stock, $.01 par value; 30,000,000 and 0 shares authorized, 11,458,351 and 0 shares issued and outstanding	115	-
Additional paid-in capital	113,832	112,578
Retained earnings	25,119	13,801
Accumulated other comprehensive loss	(4,810)	(4,597)
Total stockholders’ equity	134,380	121,897
Total liabilities and stockholders’ equity	$1,400,937	$1,111,678

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest income:
Loans	$20,386	$14,026	$38,501	27,627
Debt securities	204	158	396	318
Other	1,134	1,404	2,282	2,650
Total interest income	21,724	15,588	41,179	30,595

Interest expense:
Deposits	6,633	5,322	12,808	10,600
Borrowings	394	24	481	327
Total interest expense	7,027	5,346	13,289	10,927

Net interest income	14,697	10,242	27,890	19,668

Credit loss (reversal) expense	(37)	1,040	733	875
Net interest income after credit loss expense	14,734	9,202	27,157	18,793

Noninterest income:
Service charges and fees	1,551	1,099	2,863	2,137
Other	935	735	1,406	928
Total noninterest income	2,486	1,834	4,269	3,065

Noninterest expenses:
Salaries and employee benefits	5,279	3,738	10,268	7,119
Professional fees	363	275	658	522
Occupancy and equipment	354	294	693	576
Data processing	986	625	1,900	1,158
Regulatory assessment	196	202	375	400
Other	1,204	1,047	2,496	2,032
Total noninterest expenses	8,382	6,181	16,390	11,807

Income before income taxes	8,838	4,855	15,036	10,051

Income taxes	2,183	1,253	3,718	2,579
Net income	$6,655	$3,602	$11,318	$7,472

Earnings per share - Basic	$0.40	$0.31	$0.79	$0.64
Earnings per share - Diluted(1)	$0.28	$0.15	$0.48	$0.32

(1)	Earnings per share amounts for all periods presented have been restated to reflect the impact of the amendment to the rights of the Series B Preferred shares, as described in Note 12. This amendment resulted in a change in the calculation of diluted earnings per share, applied retrospectively to ensure comparability.

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Net Income	$6,655	$3,602	$11,318	$7,472
Other comprehensive (loss) income:
Change in unrealized loss on debt securities:
Unrealized (loss) gain arising during the period	(105)	(338)	(286)	223
Amortization of unrealized loss on debt securities transferred to held-to-maturity	-	-	1	(1)
Other comprehensive income before income taxes	(105)	(338)	(285)	222
Deferred income tax expense	26	86	72	(57)
Total other comprehensive (loss) income	(79)	(252)	(213)	165
Comprehensive income	$6,576	$3,350	$11,105	$7,637

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

Three and Six Months ended June 30, 2026 and 2025

(Dollars in thousands, except share amounts)

							Nonvoting			(Accumulated	Accumulated
	Preferred Stock						Common		Additional	Deficit)	Other
	Series B		Series C		Common Stock		Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	earnings	Loss	Equity

Balance at March 31, 2026 (Unaudited)	1,295	$-	875,641	$-	12,166,858	$122	-	$-	$112,993	$18,464	$(4,731)	$126,848
Proceeds from sale of common stock (net of offering costs of $30) (Unaudited)	-	-	-	-	173,927	2	-	-	954	-	-	956
Exchange of preferred stock for Nonvoting common stock (Unaudited)	(1,295)	-	(875,641)	-	-	-	11,458,351	115	(115)	-	-	-
Net change in unrealized (loss) on debt securities available for sale (Unaudited)	-	-	-	-	-	-	-	-	-	-	(79)	(79)
Net Income (Unaudited)	-	-	-	-	-	-	-	-	-	6,655	-	6,655

Balance at June 30, 2026 (Unaudited)	-	$-	-	$-	12,340,785	$124	11,458,351	$115	$113,832	$25,119	$(4,810)	$134,380

Balance at December 31, 2025	1,360	-	875,641	-	11,533,943	115	-	-	112,578	13,801	(4,597)	121,897
Exchange of preferred stock for common stock (Unaudited)	(65)	-	-	-	531,179	5	-	-	(5)	-	-	-
Proceeds from sale of common stock (net of offering costs of $41) (Unaudited)	-	-	-	-	174,348	3	-	-	945	-	-	948
Exchange of preferred stock for Nonvoting common stock (Unaudited)	(1,295)	-	(875,641)	-	-	-	11,458,351	115	(115)	-	-	-
Stock-based compensation (Unaudited)	-	-	-	-	101,315	1	-	-	429	-	-	430
Net change in unrealized loss on debt securities available for sale (Unaudited)	-	-	-	-	-	-	-	-	-	-	(214)	(214)
Amortization of unrealized loss on debt securities transferred to held-to-maturity (Unaudited)	-	-	-	-	-	-	-	-	-	-	1	1
Net income (Unaudited)	-	-	-	-	-	-	-	-	-	11,318	-	11,318
Balance at June 30, 2026 (Unaudited)	-	$-	-	$-	12,340,785	$124	11,458,351	$115	$113,832	$25,119	$(4,810)	$134,380

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

Three and Six Months ended June 30, 2026 and 2025

(Dollars in thousands, except share amounts)

	Preferred Stock						Nonvoting
	Series B		Series C		Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity

Balance at March 31, 2025 (unaudited)	1,360	$-	525,641	$-	11,751,082	$118	-	$-	$112,015	$1,023	$(5,153)	$108,003
Offering costs related to common stock ($5) (unaudited)	-	-	-	-	-	-	-	-	(5)	-	-	(5)
Net change in unrealized loss on debt securities available for sale (unaudited)	-	-	-	-	-	-	-	-	-	-	(252)	(252)
Net Income (unaudited)	-	-	-	-	-	-	-	-	-	3,602	-	3,602
Balance at June 30, 2025 (unaudited)	1,360	$-	525,641	$-	11,751,082	$118	-	$-	$112,010	$4,625	$(5,405)	$111,348

Balance at December 31, 2024 (audited)	1,360	$-	525,641	$-	11,636,092	$116	-	$-	$111,485	$(2,847)	$(5,570)	$103,184
Proceeds from sale of common stock (net of offering costs of $21) (unaudited)	-	-	-	-	52,819	1	-	-	230	-	-	231
Stock-based Compensation (unaudited)	-	-	-	-	62,171	1	-	-	295	-	-	296
Net change in unrealized gain on debt securities available for sale (unaudited)	-	-	-	-	-	-	-	-	-	-	166	166
Amortization of unrealized loss on debt securities transferred to held-to-maturity (unaudited)	-	-	-	-	-	-	-	-	-	-	(1)	(1)
Net income (unaudited)	-	-	-	-	-	-	-	-	-	7,472	-	7,472
Balance at June 30, 2025 (unaudited)	1,360	$-	525,641	$-	11,751,082	$118	-	$-	$112,010	$4,625	$(5,405)	$111,348

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net income	$11,318	$7,472
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense	733	875
Depreciation and amortization	273	217
Gain on sale of other real estate owned	(5)	-
Deferred income tax expense (benefit)	37	(191)
Net (accretion) amortization of fees, premiums and discounts	(168)	(65)
Stock-based compensation expense	430	296
(Increase) decrease in accrued interest receivable	(1,241)	210
Amortization of right-of-use lease assets	212	127
Net decrease in operating lease liabilities	(198)	(113)
(Increase) decrease in other assets	1,056	(1,033)
Increase in other liabilities	5,707	1,497
Net cash provided by operating activities	18,154	9,292

Cash flows from investing activities:
Principal repayments of debt securities available for sale	557	556
Principal repayments of debt securities held-to-maturity	7	22
Purchase of debt securities available for sale	(2,342)	-
Net (increase) decrease in loans	(257,643)	19,663
Proceeds from sale of other real estate owned	556	-
Purchases of premises and equipment	(915)	(581)
Redemption of FHLB stock	1,062	2,271
Net cash (used in) provided by investing activities	(258,718)	21,931

Cash flows from financing activities:
Net increase in deposits	282,295	106,670
Net decrease in FHLB Advances	(25,000)	(50,000)
Increase in other borrowings	14,000	-
Proceeds from sale of common stock, net	948	231
Net cash provided by financing activities	272,243	56,901

Net increase in cash and cash equivalents	31,679	88,124
Cash and cash equivalents at beginning of the period	114,559	93,630
Cash and cash equivalents at end of the period	$146,238	$181,754

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$10,696	$9,305
Income taxes	$1,725	$2,424

Supplemental noncash transactions:
Net change in unrealized gain (loss) on debt securities available for sale, net of income taxes	$(214)	$166
Amortization of unrealized loss on debt securities transferred to held-to-maturity	$1	$(1)

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) General. OptimumBank Holdings, Inc. (the “Company”) is a financial holding company and owns 100% of OptimumBank (the “Bank”), a Florida-chartered community bank, OptimumHUD Loans, LLC (d/b/a) as OptimumFunding, LLC, a wholly owned non-bank subsidiary, and OptimumFinance, LLC, a wholly owned non-bank, financing subsidiary. The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of community banking services to individual and corporate customers through its three banking offices located in Broward County and Miami-Dade County, Florida. The Bank also markets its deposit and electronic funds transfer services on a national basis to merchant cash advance providers. In the second quarter of 2026, the Company elected to become a financial holding company, from a bank holding company.

Basis of Presentation. In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2026, the results of operations for the three-month and six-month ended June 30, 2026 and 2025, and cash flows for the six-month periods ended June 30, 2026 and 2025. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three-month and six-month ended June 30, 2026, are not necessarily indicative of the results to be expected for the full year of 2026.

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

Accumulated other comprehensive loss consists of the following (dollars in thousands):

	June 30,	December 31,
	2026	2025

Unrealized loss on debt securities available for sale	$(6,431)	$(6,145)
Unamortized portion of unrealized loss related to debt securities available for sale transferred to securities held-to-maturity	(9)	(10)
Income tax benefit	1,630	1,558
Accumulated other comprehensive loss	$(4,810)	$(4,597)

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

(2) Debt Securities. Debt securities have been classified according to management’s intent. The amortized cost of debt securities and fair values are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

At June 30, 2026:
Available for sale:
SBA Pool Securities	$394	$-	$(9)	$385
Collateralized mortgage obligations	115	-	(14)	101
Taxable municipal securities	16,597	-	(4,110)	12,487
Mortgage-backed securities	15,971	-	(2,298)	13,673
Total	$33,077	$-	$(6,431)	$26,646

Held-to-maturity:
Collateralized mortgage obligations	$208	$-	$(25)	$183
Total	$208	$-	$(25)	$183

At December 31, 2025:
Available for sale:
SBA Pool Securities	$439	$-	$(10)	$429
Collateralized mortgage obligations	118	-	(12)	106
Taxable municipal securities	16,616	-	(3,990)	12,626
Mortgage-backed securities	14,156	-	(2,133)	12,023
Total	$31,329	$-	$(6,145)	$25,184

Held-to-maturity:
Collateralized mortgage obligations	$214	$-	$(24)	$190
Total	$214	$-	$(24)	$190

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2) Debt Securities, Continued.

As of June 30, 2026, debt securities with a carrying amount of $1.5 million were pledged as collateral to the Federal Reserve Bank. There were no sales of debt securities during the three and six-month ended June 30, 2026, and 2025.

Debt securities available for sale with gross unrealized losses, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position, is as follows (dollars in thousands):

	Over Twelve Months		Less Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
At June 30, 2026:
Available for Sale:
SBA Pool Securities	$(9)	$385	$-	$-
Collateralized mortgage obligation	(14)	101	-	-
Taxable municipal securities	(4,110)	12,487	-	-
Mortgage-backed securities	(2,130)	9,147	(168)	4,526
Total	$(6,263)	$22,120	$(168)	$4,526

	Over Twelve Months		Less Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

At December 31, 2025:
Available for Sale:
SBA Pool Securities	$(10)	$429	$-	$-
Collateralized mortgage obligation	(12)	106	-	-
Taxable municipal securities	(3,990)	12,626	-	-
Mortgage-backed securities	(2,133)	12,023	-	-
Total	$(6,145)	$25,184	$-	$-

At June 30, 2026 and December 31, 2025, the unrealized losses on 42 investment debt securities were caused by interest-rate changes and other market conditions.

The Company performed an analysis that determined that the mortgage-backed securities, collateralized mortgage obligations, and SBA pool securities, have a zero expected credit loss as they have the full faith and credit backing of the U.S. government or one of its agencies. Municipal securities that do not have a zero expected credit loss are evaluated at least quarterly to determine whether there is a credit loss associated with a decline in fair value. At June 30, 2026 and December 31, 2025 all municipal securities were rated as investment grade. All debt securities in an unrealized loss position as of June 30, 2026 and December 31, 2025 continue to perform as scheduled and the Company does not believe that there is a credit loss or that credit loss expense is necessary. Also, as part of our evaluation of our intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. The Company does not currently intend to sell the investments within the portfolio, and it is not more-likely-than-not that a sale will be required.

Management continues to monitor all of our investments with a high degree of scrutiny. There can be no assurance that in a future period, conditions may exist at that time indicating that some or all of the Company’s securities may be sold that would require a charge to earnings as credit loss expense in such period.

The majority of the Company’s debt securities available-for-sale and held-to-maturity have contractual maturity dates which are greater than ten years as of June 30, 2026. Expected maturities of these debt securities will differ from contractual maturities because borrowers have the right to call or repay obligations with or without call or prepayment penalties

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans. The segments of loans are as follows (dollars in thousands):

	June 30,	December 31,
	2026	2025

Residential real estate	$78,268	$74,018
Multi-family real estate	52,551	65,693
Commercial real estate	905,174	666,508
Land and construction	46,290	36,212
Commercial	51,389	48,196
Consumer	83,412	68,166
Total loans	1,217,084	958,793

Deduct:
Net deferred loan fees and costs	(1,683)	(1,226)
Allowance for credit losses	(11,020)	(10,273)

Loans, net	$1,204,381	$947,294

An analysis of the change in the allowance for credit losses follows (dollars in thousands):

	Residential Real	Multi-Family Real	Commercial	Land and
	Estate	Estate	Real Estate	Construction	Commercial	Consumer	Total

Three Months Ended June 30, 2026:
Beginning balance (March 31, 2026)	$1,281	$550	$5,414	$1,209	$2,502	$105	$11,061
Credit loss expense (reversal)	118	(191)	109	(69)	38	(35)	(30)
Charge-offs	-	-	-	-	-	(50)	(50)
Recoveries	-	-	-	-	-	39	39
Ending balance (June 30, 2026)	$1,399	$359	$5,523	$1,140	$2,540	$59	$11,020

Three Months Ended June 30, 2025:
Beginning balance (March 31, 2025)	$1,066	$915	$2,597	$2,021	$1,588	$83	$8,270
Credit loss (reversal) expense	126	(157)	288	(311)	1,001	96	1,043
Charge-offs	-	-	-	-	-	(72)	(72)
Recoveries	-	-	-	-	-	97	97
Ending balance (June 30, 2025)	$1,192	$758	$2,885	$1,710	$2,589	$204	$9,338

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued.

	Residential Real	Multi-Family Real	Commercial	Land and
	Estate	Estate	Real Estate	Construction	Commercial	Consumer	Total

Six Months Ended June 30, 2026:
Beginning balance (December 31, 2025)	$1,477	$666	$4,608	$1,077	$2,351	$94	$10,273
Credit loss expense (reversal)	(78)	(307)	915	63	189	(21)	761
Charge-offs	-	-	-	-	-	(94)	(94)
Recoveries	-	-	-	-	-	80	80
Ending balance (June 30, 2026)	$1,399	$359	$5,523	$1,140	$2,540	$59	$11,020

Six Months Ended June 30, 2025:
Beginning balance (December 31, 2024)	$1,114	$786	$2,705	$2,015	$1,675	$365	$8,660
Credit loss (reversal) expense	78	(28)	180	(305)	914	60	899
Charge-offs	-	-	-	-	-	(397)	(397)
Recoveries	-	-	-	-	-	176	176
Ending balance (June 30, 2025)	$1,192	$758	$2,885	$1,710	$2,589	$204	$9,338

Reconciliation of Credit Loss Expense (Reversal)

The following table provides a reconciliation of the credit loss expense (reversal) on the condensed consolidated statements of earnings between the funded and unfunded components at the dates indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2026	2025	2026	2025
Credit loss expense – funded	$(30)	$1,043	$761	$899
Credit loss reversal- unfunded	(7)	(3)	(28)	(24)
Total credit loss expense	$(37)	$1,040	$733	$875

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued.

Age analysis of past-due loans is as follows (dollars in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At June 30, 2026:
Residential real estate	$397	$-	$-	$397	$77,871	$-	$78,268
Multi-family real estate	-	-	-	-	52,551	-	52,551
Commercial real estate	9,403	-	-	9,403	895,771	-	905,174
Land and construction	-	-	-	-	46,290	-	46,290
Commercial	2,381	-	-	2,381	46,853	2,155	51,389
Consumer	50	-	-	50	83,362	-	83,412
Total	$12,231	$-	$-	$12,231	$1,202,698	$2,155	$1,217,084

At December 31, 2025:
Residential real estate	$-	$-	$-	$-	$74,018	$-	$74,018
Multi-family real estate	-	-	-	-	65,693	-	65,693
Commercial real estate	-	-	-	-	666,508	-	666,508
Land and construction	-	-	-	-	36,212	-	36,212
Commercial	-	-	-	-	45,299	2,897	48,196
Consumer	65	13	-	78	68,088	-	68,166
Total	$65	$13	$-	$78	$955,818	$2,897	$958,793

The Company has not made any modifications of loans to borrowers experiencing financial difficulties during the six-month ended June 30, 2026 and 2025.

The following table presents the amortized costs basis of loans on nonaccrual status, as of June 30, 2026 and December 31, 2025. As of June 30, 2026 and December 31, 2025 there were no loans 90 days or more past due and still accruing.

	June 30, 2026
	Nonaccrual	Nonaccrual	Total
(dollars in thousands)	Without ACL	With ACL	Nonaccrual
Commercial	$914	$1,241	$2,155

	December 31, 2025
	Nonaccrual	Nonaccrual	Total
(dollars in thousands)	Without ACL	With ACL	Nonaccrual
Commercial	$954	$1,943	$2,897

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued.

Collateral-Dependent Loans

The following table presents the amortized cost basis of non-accruing collateral-dependent loans by class of loans and type of collateral identified as of June 30, 2026 and December 31, 2025 under the current expected credit loss model:

	June 30, 2026
(dollars in thousands)	Real Estate	Other	Total
Commercial	$906	$1,047	$1,953

	December 31, 2025
(dollars in thousands)	Real Estate	Other	Total
Commercial	$901	$1,996	$2,897

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued.

	Term Loans						Revolving	Revolving Converted to
	Amortized Cost Basis by Origination Year						Loans	Term Loans
(Dollars in thousands)	June 30, 2026	2025	2024	2023	2022	Prior	(Amortized Cost Basis)	(Amortized Cost Basis)	Total
Residential real estate
Pass	$7,098	$13,919	$-	$21,068	$20,351	$15,360	$-	$-	$77,796
OLEM (Other Loans Especially Mentioned)	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	472	-	-	472
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$7,098	$13,919	$-	$21,068	$20,351	$15,832	$-	$-	$78,268
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Multi-family real estate
Pass	$5,026	$-	$4,934	$-	$23,402	$18,616	$-	$-	$51,978
OLEM (Other Loans Especially Mentioned)	-	-	-	573	-	-	-	-	573
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$5,026	$-	$4,934	$573	$23,402	$18,616	$-	$-	$52,551
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate (CRE)
Pass	$236,054	$209,097	$73,964	$126,379	$180,417	$78,526	$-	$-	$904,437
OLEM (Other Loans Especially Mentioned)	-	-	-	737	-	-	-	-	737
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$236,054	$209,097	$73,964	$127,116	$180,417	$78,526	$-	$-	$905,174
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Land and construction
Pass	$-	$11,173	$5,026	$9,237	$19,690	$1,164	$-	$-	$46,290
OLEM (Other Loans Especially Mentioned)	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$-	$11,173	$5,026	$9,237	$19,690	$1,164	$-	$-	$46,290
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial
Pass	$4,492	$22,240	$4,373	$12,284	$1,355	$268	$-	$-	$45,012
OLEM (Other Loans Especially Mentioned)	-	-	981	2,317	-	-	-	-	3,298
Substandard	934	1,047	1,098	-	-	-	-	-	3,079
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$5,426	$23,287	$6,452	$14,601	$1,355	268	$-	$-	$51,389
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Consumer
Pass	$1,578	$-	$-	$41	$57	$71	$81,665	$-	$83,412
OLEM (Other Loans Especially Mentioned)	-	-	$-	$-	$-	$-	-	-	-
Substandard	-	-	$-	$-	$-	$-	-	-	-
Doubtful	-	-	$-	$-	$-	$-	-	-	-
Loss	-	-	$-	$-	$-	$-	-	-	-
Subtotal loans	$1,578	$-	$-	$41	$57	$71	81,665	$-	$83,412
Current period gross write-offs	$-	$-	$-	$(22)	$(47)	$(25)	$-	$-	$(94)

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued.

	Term Loans						Revolving	Revolving Loans Converted to
	Amortized Cost Basis by Origination Year						Loans	Term Loans
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	(Amortized Cost Basis)	(Amortized Cost Basis)	Total
Residential real estate
Pass	$13,949	$-	$21,156	$20,677	$7,636	$10,121	$-	$-	$73,539
OLEM (Other Loans Especially Mentioned)	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	479	-	-	-	-	479
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$13,949	$-	$21,156	$21,156	$7,636	$10,121	$-	$-	$74,018
Current period Gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Multi-family real estate
Pass	$-	$4,960	$10,578	$26,261	$14,544	$8,772	$-	$-	$65,115
OLEM (Other Loans Especially Mentioned)	-	-	-	-	578	-	-	-	578
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$-	$4,960	$10,578	$26,261	$15,122	$8,772	$-	$-	$65,693
Current period Gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate (CRE)
Pass	$208,756	$70,050	$124,442	$182,591	$45,228	$33,547	$-	$-	$664,614
OLEM (Other Loans Especially Mentioned)	-	-	745	-	-	-	-	-	745
Substandard	-	-	-	-	-	1,149	-	-	1,149
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$208,756	$70,050	$125,187	$182,591	$45,228	$34,696	$-	$-	$666,508
Current period Gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Land and construction
Pass	$5,500	$1,799	$8,185	$19,457	$1,271	$-	$-	$-	$36,212
OLEM (Other Loans Especially Mentioned)	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$5,500	$1,799	$8,185	$19,457	$1,271	$-	$-	$-	$36,212
Current period Gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial business loans
Pass	$21,715	$6,660	$12,916	$1,305	$386	$-	$-	$-	$42,982
OLEM (Other Loans Especially Mentioned)	-	-	2,317	-	-	-	-	-	2,317
Substandard	1,117	901	879	-	-	-	-	-	2,897
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$22,832	$7,561	$16,112	$1,305	$386	$-	$-	$-	$48,196
Current period Gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Consumer
Pass	$2,865	$-	$64	$93	$152	$-	$64,992	$-	$68,166
OLEM (Other Loans Especially Mentioned)	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$2,865	$-	$64	$93	$152	$-	$64,992	$-	$68,166
Current period Gross write-offs	$-	$-	$(334)	$(323)	$(33)	$(37)	$-	$-	$(727)

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(4) Other Real Estate Owned (OREO).

As of June 30, 2026, the Company had no loans secured by residential real estate for which foreclosure was in process, and no residential real estate property in other real estate owned. During 2025, the Company acquired real estate located in the State of Florida through foreclosure. The property was previously collateral for a consumer home equity line of credit (“HELOC”) that became delinquent and was placed on nonaccrual status prior to foreclosure. As of December 31, 2025, the property was carried at $551,000, which represents the lower of cost of fair value. In the first quarter of 2026, the property was sold for $556,000, and the related gain was recorded in noninterest expenses.

	At June 30,	At December 31,
(dollars in thousands)	2026	2025
OREO recorded value at acquisition	$-	$605
Subsequent valuation write-down	-	(54)
OREO carrying value	$-	$551

(5) Earnings Per Share.

Basic earnings per share have been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods. Each share of Series B Preferred stock can be converted into 8,172 common shares, and each share of Series C Convertible Preferred stock can be converted into one share of common stock at any time at the option of the holder. The conversion feature is considered to be diluted earnings per share (“EPS”) in accordance with ASC 260. The dilutive effect is calculated using the if-converted method. On October 1, 2025, the Company amended the conversion rights of its Series B Convertible Preferred shares to allow conversion at the holder’s discretion. As a result of this amendment, diluted earnings per share amounts for all periods presented have been restated to reflect the impact of the amendment to the rights of the Series B Preferred shares, as described in Note 12. This amendment resulted in a change in the calculation of diluted earnings per share, applied retrospectively to ensure comparability. On April 28, 2026, the articles of incorporation were amended to authorize a new class of capital stock designated as Nonvoting Common Stock. In May 2026, in accordance with the amended articles of incorporation, the Company exchanged all outstanding shares, or 1,295 and 875,641 shares of related party Series B Convertible Preferred Stock and Series C Convertible Preferred Stock, respectively, for a total of 11,458,351 shares of Nonvoting Common Stock in the second quarter of 2026. After the exchange, the Company undesignated the Series B Convertible Preferred Stock and Series C Convertible Preferred Stock. See Note 12 for further information.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2026	2025	2026	2025
Basic EPS:
Net Income	$6,655	$3,602	$11,318	$7,472
Average Voting Common Shares Outstanding	12,236,185	11,751,082	12,106,067	11,727,974
Average Nonvoting Common Shares Outstanding	4,290,765	-	2,157,235	-
Average Voting and Nonvoting Common Shares outstanding	16,526,950	11,751,082	14,263,302	11,727,974
Net income per share	$0.40	$0.31	$0.79	$0.64

Diluted EPS:
Net Income	$6,655	$3,602	$11,318	$7,472
Average Common Shares Outstanding	16,526,950	11,751,082	14,263,302	11,727,974
Effect of conversion of series B & C preferred shares	7,167,587	11,639,530	9,380,353	11,639,530
Average diluted shares outstanding	23,694,537	23,390,612	23,643,655	23,367,504
Net income per share	$0.28	$0.15	$0.48	$0.32

(6) Stock-Based Compensation.

The Company is authorized to grant stock options, stock grants and other forms of equity-based compensation under its 2018 Equity Incentive Plan (the “2018 Plan”). The plan has been approved by the shareholders. At the Company’s annual shareholders meeting held on April 29, 2025, shareholders approved an amendment to the Plan to increase the number of shares authorized for issuance by 500,000 shares, increasing the total number of shares authorized under the Plan from 1,050,000 shares. The Company is currently authorized to issue up to 1,550,000 shares of common stock under the 2018 Plan. At June 30, 2026, 627,312 shares remain available for grant.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

During the six-month periods ended June 30, 2026 and 2025, the Company issued 101,315 and 62,171 shares, respectively, to employees for services performed and recorded compensation expense of $430,000 and $296,000, respectively.

(7) Fair Value Measurements.

Debt securities available for sale measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Fair Value Measurements Using
		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
At June 30, 2026:
SBA Pool Securities	$385	$-	$385	$-
Collateralized mortgage obligations	101	-	101	-
Taxable municipal securities	12,487	-	12,487	-
Mortgage-backed securities	13,673	-	13,673	-
Total	$26,646	$-	$26,646	$-

At December 31, 2025:
SBA Pool Securities	$429	$-	$429	$-
Collateralized mortgage obligations	106	-	106	-
Taxable municipal securities	12,626	-	12,626	-
Mortgage-backed securities	12,023	-	12,023	-
Total	$25,184	$-	$25,184	$-

(8) Financial Instruments. The estimated fair values and fair value measurement method with respect to the Company’s financial instruments were as follows (dollars in thousands):

	At June 30, 2026			At December 31, 2025
	Carrying Amount	Fair Value	Level	Carrying Amount	Fair Value	Level

Financial assets:
Cash and cash equivalents	$146,238	$146,238	1	$114,559	$114,559	1
Debt securities available for sale	26,646	26,646	2	25,184	25,184	2
Debt securities held-to-maturity	208	183	2	214	190	2
Loans	1,204,381	1,200,258	3	947,294	975,648	3
Federal Home Loan Bank stock	1,966	1,966	3	3,028	3,028	3
Accrued interest receivable	4,862	4,862	3	3,621	3,621	3

Financial liabilities:
Deposit liabilities	1,214,045	1,196,094	3	931,750	919,187	3
Federal Home Loan Bank advances	25,000	25,012	3	50,000	50,029	3

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(9) Commitments And Contingencies

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

Commitments to extend credit, unused lines of credit, and standby letters of credit typically result in loans with a market interest rate when funded. A summary of the contractual amounts of the Company’s financial instruments with off-balance sheet risk at June 30, 2026 follows (dollars in thousands):

Commitments to extend credit	$38,050

Unused lines of credit	$81,567

Standby letters of credit	$4,931

Guarantees. The Company, through its holding company, has entered into credit enhancement arrangements pursuant to which it guarantees certain borrowings of its financing subsidiary from third-party lenders.

Under these arrangements, the Company may, on a loan-by-loan basis, guarantee the repayment of amounts borrowed by the financing subsidiary. The guarantees are intended to enhance the subsidiary’s ability to obtain financing and generally remain in effect until the underlying borrowings are repaid.

If the financing subsidiary fails to perform under the terms of the underlying borrowing arrangements, the Company may be required to make payments to lenders for amounts outstanding under such borrowings.

The maximum potential amount of future payments under these guarantees represents the contractual amounts of the underlying borrowings subject to the guarantees and is not reduced by amounts that may be recoverable under indemnification or recourse arrangements. The Company has entered into agreements pursuant to which the financing subsidiary is required to reimburse the Company for any amounts paid under the guarantees, including applicable interest and associated costs. While such arrangements provide for reimbursement, they do not relieve the Company of its primary obligation under the guarantees.

The Company evaluates these arrangements in accordance with ASC 460, Guarantees, and ASC 450, Contingencies, and establishes accruals when losses are considered probable and reasonably estimable. If a loss is reasonably possible but not probable, or if the amount of loss cannot be reasonably estimated, the Company discloses the nature of the contingency.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

In the opinion of management, there are no matters as of June 30, 2026 that are expected to have a material effect on the Company’s condensed consolidated financial statements.

(10) Related Party Transactions.

The Company engages in transactions with directors, executive officers, and their affiliates in the ordinary course of business. These transactions include lending, deposit, and other financial service arrangements and are conducted on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated parties.

Related Party Lending Arrangement. During the period, a member of the Company’s Board of Directors (the “Related Party”) provided financing to the Company’s financing subsidiary in connection with the subsidiary’s lending activities.

Under this arrangement, the Related Party provides funds to the financing subsidiary, which are used to originate loans to third-party borrowers. The Company provides credit for these guarantee arrangements.

As of June 30, 2026, the outstanding balance of borrowings from the Related Party was approximately $14.0 million.

The borrowings are subject to customary terms and conditions, including stated interest rates, repayment provisions, and maturity dates. Management believes that these terms are comparable to those that could be obtained from unaffiliated third parties.

The Company has established policies and procedures for the review, approval, and monitoring of related party transactions. All such transactions are reviewed and approved in accordance with the Company’s governance policies.

Related Party Line of Credit. At June 30, 2026, the Company had an available related-party line of credit of $270,000. Related party loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with non-related parties.

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

As of June 30, 2026 and December 31, 2025, the Bank met all capital adequacy requirements to which it is subject to. The Bank’s actual capital amounts and percentages are presented in the table below (dollars in thousands):

	Actual		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	%	Amount	%
As of June 30, 2026:
Tier 1 Capital to Total Assets	$137,634	10.54%	$117,469	9.00%

As of December 31, 2025:
Tier 1 Capital to Total Assets	$125,467	11.39%	$99,126	9.00%

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(12) Series B and C Preferred Stock and ATM offering program.

On March 8, 2024, the Company’s Board of Directors approved the issuance of up to 4,000,000 of Series C Preferred Stock. Each share of the Series C Preferred Stock was convertible into one share of common stock, at the option of the holder, provided that certain regulatory-required conditions are met.

On August 9, 2024, the Company filed a Form S-3 registration statement with Securities and Exchange Commission, registering for sale of up to an aggregate of $25 million in shares of common stock through an at-the-market offering (“ATM Program”). Under the ATM Program, the Company sold 52,819 shares during the year ended on December 31, 2025, generating net proceeds of $217,000. During the six-month period ended June 30, 2026, the Company sold an additional 174,348 common stock shares under the ATM program, generating net proceeds of $948,000. The ATM Program allows the Company to issue and sell to the public from time to time at prevailing market prices, at the Company’s discretion, newly issued shares of common stock. The ATM Program is expected to provide the Company with additional financing flexibility and intends to use the net proceeds from the ATM Program to facilitate growth.

On October 1, 2025, the Company filed an Amended and Restated Certificate of Designation of Series B Preferred Stock, which amended and restated the rights, preferences, powers, and limitations of the Company’s previously outstanding Series B-1, Series B-2, and Series B-3 Preferred Stock and consolidated such shares into a single class designated as Series B Preferred Stock. At that date, 1,360 shares of Series B Preferred Stock were outstanding. Except in the event of liquidation, if the Company declared or paid a dividend or distribution on the common stock, the Company shall simultaneously declare and pay a dividend on the Series B Preferred Stock on a pro rata basis with the common stock determined on an as-converted basis assuming all shares of Series B Preferred Stock had been converted immediately prior to the record date of the applicable dividend. The Series B Preferred stock did not carry a stated dividend rate, and dividends were payable only if and when declared on the common stock. The Series B Preferred Stock had preferential liquidation rights over common stockholders. The liquidation price was the greater of (i) a stated liquidation preference per share or (ii) the amount that would have been received had all shares of Series B Stock been converted into common stock immediately prior to a liquidation. The Series B Preferred Stock generally had no voting rights except as provided in the Certificate of Designation.

As a result of the amendment, each share of Series B Preferred Stock was convertible, at the option of the holder, into 8,172 shares of the Company’s common stock, par value $0.01 per share, subject to adjustment for stock splits, stock dividends, combinations, mergers, or similar transactions, as provided in the Certificate of Designation. Conversion was subject to applicable ownership limitations and required federal and state banking regulatory approvals. In addition, conversion occurs automatically upon certain permitted transfers, as defined in the Certificate of Designation. The amendment represented a modification of the conversion rights of the outstanding Series B Preferred Stock and did not result in the issuance or redemption of any equity securities.

On January 27, 2026, the Company and Michael Blisko, a Director of the Company, entered into, and consummated the transaction contemplated by, an Exchange Agreement (the “Exchange Agreement”). Pursuant to the agreement, Mr. Blisko exchanged 65 shares of Company Series B Convertible Preferred Stock for 531,178 newly issued shares of Company common stock.

On April 28, 2026, the Board and subsequently the Shareholders approved an amendment to the Company’s Articles of Incorporation (the “Articles Amendment”) to authorize a new class of capital stock designated as Nonvoting Common Stock, par value $0.01 per share (the “Nonvoting Common Stock”). The Articles Amendment authorizes the issuance of up to 30,000,000 shares of Nonvoting Common Stock. In May 2026, in accordance with the Articles Amendment, the Company exchanged all outstanding shares, or 1,295 and 875,641 shares of related party Series B Convertible Preferred Stock and Series C Convertible Preferred Stock, respectively, for a total of 11,458,351 shares of Nonvoting Common Stock in the second quarter of 2026. Subsequent to the exchange, the Company undesignated the Series B Convertible Preferred Stock and Series C Convertible Preferred Stock.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The shares of Nonvoting Common Stock are identical with the Common Stock in all respects, except as described below.

Voting Rights. Holders of Nonvoting Common Stock are not to vote on matters submitted to shareholders, except as required by Florida law. Under the Florida law, holders of a class of shares are entitled to vote as a separate voting group on an amendment to the Articles of Incorporation if the amendment would:

●	Alter or change the powers, preferences, or special rights of the shares so as to affect them adversely;
●	Increase or decrease the number of authorized shares of that class; or
●	Otherwise require a class vote under applicable law.

Dividend Rights. Holders of Nonvoting Common Stock are entitled to receive dividends, if and when declared by the Board, on the same per-share basis as holders of the Company’s Common Stock, subject to the preferential rights of any outstanding preferred stock.

Liquidation Rights. Upon any voluntary or involuntary liquidation, dissolution, or winding up of the Company, holders of Nonvoting Common Stock will be entitled to share ratably with holders of Common Stock in the Company’s net assets available for distribution, after payment of liabilities and subject to the rights of any outstanding preferred stock.

Other Rights. Nonvoting Common Stock does not have cumulative voting rights, preemptive rights, subscription rights, redemption rights, or sinking fund provisions, unless otherwise provided in the Articles of Incorporation required by law.

(13) Contingencies.

Various claims arise from time to time in the normal course of business. In the opinion of management, none have occurred that will have a material effect on the Company’s condensed consolidated financial statements.

(14) Borrowings.

The table below presents FHLB advances outstanding as follows (dollars in thousands):

		Interest	June 30,	December 31,
	Maturity	Rate	2026	2025
FHLB	Jul-26	3.88%	25,000	-
FHLB	Jan-26	3.88%	-	50,000
			$25,000	$50,000

FHLB advances were structured as advances with potential calls on a quarterly basis.

FHLB advances were collateralized by a blanket lien requiring the Company to maintain certain first mortgage loans as pledged collateral. At June 30, 2026, the Company had credit availability of $355.5 million. At June 30, 2026, the Company had loans pledged with a carrying value of $688.8 million as collateral for any FHLB advances.

In addition, the Bank has a $58.7 million line of credit with the Federal Reserve Bank, which is secured by debt securities and loans with carrying value of $92.8 million as of June 30, 2026.

At June 30, 2026, the Company also had unsecured lines of credit amounting to $76.5 million with five correspondent banks to purchase federal funds. Disbursements on the lines are subject to the approval of correspondent banks. At June 30, 2026 there were no borrowings under these lines of credit.

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

Strategic Plan

Our strategic plan is focused on generating sustainable long-term growth through the expansion of full-service banking relationships, growth in earning assets, core transaction deposits, treasury management fee income, and disciplined expense management. We continue to expand our presence throughout South Florida while selectively pursuing specialized lines of business through OptimumFunding, LLC and OptimumFinance, LLC that complement our relationship-based banking model and leverage the Company’s existing expertise.

We believe long-term client relationships are built by delivering personalized financial solutions that meet the evolving needs of business owners and individuals. Our approach is centered on providing responsive, relationship-driven service supported by experienced bankers, modern technology, and tailored financial solutions. We believe this strategy strengthens client relationships, promotes customer retention, and supports profitable growth that enhances long-term shareholder value.

Our primary focus remains developing full-service banking relationships with business customers throughout Florida, and selected markets across the United States. We believe a strong and diversified core deposit base provides the foundation for continued loan growth and supports our ability to capitalize on opportunities within South Florida’s commercial real estate market and our specialized industry verticals, including skilled nursing facilities and merchant cash advance providers. We continue to invest in experienced banking professionals, treasury management capabilities, and enhancements to our technology platform, including upgrades to our core banking system and digital banking applications. These investments are intended to enhance the client experience while allowing us to continue delivering personalized service, improve operating efficiency, expand relationships with local small businesses, diversify our customer base and balance sheet, and increase utilization of our branch network.

In early 2026, the Company formed OptimumFinance LLC, a wholly owned non-bank financing subsidiary, to expand the Company’s commercial real estate lending capabilities through flexible bridge and transitional financing solutions. OptimumFinance enables the Company to provide short-term financing for the acquisition and repositioning of commercial real estate while supporting clients through the transition to permanent financing, further strengthening our ability to serve customers throughout the life cycle of their financing needs.

In late 2025, the Company formed OptimumHUD Loans, LLC (d/b/a OptimumFunding, LLC), a wholly owned non-bank subsidiary. Upon commencement of operations, the subsidiary is expected to provide specialized financing solutions, bridge-to Housing and Urban Development (“HUD”) financing, Federal Housing Administration (“FHA”) and HUD loan originations, and financing for acquisitions, refinancing, and repositioning of multifamily and healthcare properties. The platform is expected to build upon the Company’s established lending relationships and sector expertise while expanding our ability to serve clients in the skilled nursing, senior housing, and multifamily sectors.

(continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We believe investments in technology and product enhancements complement, rather than replace, our relationship-based banking model by making it easier for clients to conduct business while continuing to receive personalized service from experienced bankers. Together with our Treasury Cash Management platform, these investments have expanded our ability to serve specialized industries, including skilled nursing facilities, through commercial real estate, asset-based lending (“ABL”), and operating deposit relationships. We have also expanded our Small Business Administration (“SBA”) lending platform, entering the market in late 2023 and achieving Preferred Lender Program (“PLP”) status during the first quarter of 2025. Under the program, the Bank offers SBA-guaranteed 7(a) loans generally secured by accounts receivable, inventory, equipment, or real estate. These initiatives have contributed to continued growth in our loan portfolio through relationship-based commercial banking activities, primarily within the commercial real estate, owner-occupied commercial real estate, multifamily, and commercial and industrial sectors throughout Florida.

Treasury management services remain an important component of our broader commercial banking strategy. While we continue to serve our established merchant cash advance customer base and related electronic funds transfer business, our primary strategic focus is expanding full-service banking relationships with business customers. These relationships provide opportunities to grow operating deposits, treasury management services, and commercial lending relationships while strengthening long-term customer relationships. We continue to invest in automation and technology designed to improve efficiency, enhance the client experience, and support the continued growth of our treasury management platform throughout 2026 and beyond.

Our strategic plan continues to emphasize disciplined underwriting, prudent risk management, and a comprehensive credit culture that has supported the Company’s strong credit performance. As we pursue additional growth opportunities through our subsidiaries and existing banking platform, management remains committed to maintaining the underwriting standards, credit administration processes, and risk management practices that have supported the quality of our loan portfolio while positioning the Company for continued profitable growth.

Financial Condition at June 30, 2026 and December 31, 2025

Capital Levels

The Company continued to generate strong balance sheet growth during the first six months of 2026. Total assets increased by approximately $289.3 million to $1.4 billion at June 30, 2026, from $1.1 billion at December 31, 2025, primarily driven by continued growth in the loan portfolio.

Refer to Note 11 in the condensed consolidated financial statements, which presents the Bank’s actual and required minimum capital ratios to be well capitalized under prompt corrective action regulations.

Overview

The Company’s total assets increased by approximately $289.3 million to $1.4 billion at June 30, 2026, from $1.1 billion at December 31, 2025, primarily due to increases in loans. Net loans increased by $257.1 million to $1.2 billion at June 30, 2026, from $947.3 million at December 31, 2025. Deposits grew by approximately $282.3 million to $1.2 billion at June 30, 2026, from $931.8 million at December 31, 2025. Total stockholders’ equity increased by approximately $12.5 million to $134.4 million at June 30, 2026, from $ 121.9 million at December 31, 2025, primarily due to net income, stock-based compensation, and common stock shares sold under the ATM program.

The following table shows selected information for the period/year ended or at the dates indicated:

	Six Months Ended	Year Ended
	June 30, 2026	December 31, 2025

Average equity as a percentage of average assets	10.16%	11.08%

Equity to total assets at end of period	9.59%	10.97%

Return on average assets (1)	1.81%	1.64%

Return on average equity (1)	17.81%	14.83%

Noninterest expenses to average assets (1)	2.62%	2.48%

(1) Annualized for the six months ended June 30, 2026.

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

Our liquidity is derived primarily from our deposit base, scheduled amortization and prepayments of loans and debt securities, funds provided by operations, and capital. The Company’s liquidity position is further supported by equity issuances and cash flow generated by its subsidiaries. As a commercial bank, maintaining adequate liquidity remains a core financial objective. The Company’s liquidity consists of cash on hand, balances maintained with correspondent banks, federal funds sold, and unpledged marketable securities, including U.S. government securities, collateralized mortgage obligations, and mortgage-backed securities. Certain securities are pledged to the Federal Reserve Bank to support borrowing capacity. The Bank has a $58.7 million line of credit with the Federal Reserve Bank, which is secured by debt securities and loans with carrying value of $92.8 million as of June 30, 2026.

Deposits increased by approximately $282.3 million during the six-month period ended June 30, 2026, providing a strong source of funding for continued loan growth while also supporting the repayment of Federal Home Loan Bank advances.

In addition to obtaining funds from depositors, the Company had borrowing capacity of $355.5 million in established borrowing capacity with the FHLB. The Company’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. As of June 30, 2026, first mortgage loans with a carrying value of $688.8 million were pledged to FHLB. At June 30, 2026, the Company also had available lines of credit amounting to $76.5 million with five correspondent banks, disbursements on the lines of credit are subject to the approval of the correspondent banks. As of June 30, 2026, debt securities and loans with a carrying amount of $92.8 million were pledged as collateral to the Federal Reserve Bank. The Company monitor its liquidity position on daily basis and believes its current funding sources, including deposits, borrowing capacity, unencumbered liquid assets, and access to the federal funds market, are adequate to meet its ongoing operating needs.

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

(continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Three Months Ended June 30,
	2026			2025
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Interest-earning assets:
Loans	$1,141,791	$20,386	7.16%	$803,171	$14,026	6.99%
Securities	27,042	204	3.03%	22,684	158	2.79%
Other interest-earning assets (2)	121,282	1,134	3.75%	123,254	1,404	4.56%

Total interest-earning assets	1,290,115	21,724	6.75%	949,109	15,588	6.57%

Cash and due from banks	14,702			12,833
Premises and equipment	2,825			2,336
Other	4,025			8,421
Total assets	$1,311,667			$972,699

Interest-bearing liabilities:
Savings, NOW and money-market deposits	367,750	2,168	2.36%	$280,454	1,742	2.48%
Time deposits	462,792	4,465	3.87%	330,118	3,580	4.34%
Borrowings (3)	12,685	118	3.73%	2,222	24	4.32%
Notes Payable	10,770	276	10.28%	-	-	-
Total interest-bearing liabilities	$853,997	7,027	3.30%	612,794	5,346	3.49%

Noninterest-bearing demand deposits	314,858			241,457
Other liabilities	11,584			8,502
Stockholders’ equity	131,228			109,946
Total liabilities and stockholders’ equity	$1,311,667			$972,699

Net interest income		$14,697			$10,242

Interest rate spread (4)			3.45%			3.08%

Net interest margin (5)			4.57%			4.32%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.51			1.55

(1)	Annualized.
(2)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(3)	Includes Federal Home Loan Bank Advances.
(4)	Interest rate spread represents the difference between average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

(continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Six Months Ended June 30,
	2026			2025
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Interest-earning assets:
Loans	$1,091,687	$38,501	7.11%	$800,008	$27,627	6.91%
Securities	26,784	396	2.98%	22,831	318	2.79%
Other interest-earning assets (2)	122,562	2,282	3.75%	116,559	2,650	4.55%

Total interest-earning assets	1,241,033	41,179	6.69%	939,398	30,595	6.51%

Cash and due from banks	12,679			13,504
Premises and equipment	2,754			2,238
Other	4,321			8,134
Total assets	$1,260,787			$963,274

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$351,283	4,063	2.33%	$278,733	3,493	2.51%
Time deposits	449,498	8,745	3.92%	321,117	7,107	4.43%
Borrowings (3)	10,955	209	3.85%	17,223	327	3.80%
Notes Payable	5,385	272	10.18%	-	-	-
Total interest-bearing liabilities	817,121	13,289	3.28%	617,073	10,927	3.54%

Noninterest-bearing demand deposits	305,803			230,330
Other liabilities	9,705			8,102
Stockholders’ equity	128,158			107,769
Total liabilities and stockholders’ equity	$1,260,787			$963,274

Net interest income		$27,890			$19,668

Interest rate spread (4)			3.41%			2.97%

Net interest margin (5)			4.53%			4.19%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.52			1.52

(1)	Annualized.
(2)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(3)	Includes Federal Home Loan Bank Advances.
(4)	Interest rate spread represents the difference between average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

(continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of the three-month periods ended June 30, 2026, and 2025

	Three Months Ended		Increase /
	June 30,		(Decrease)
(dollars in thousands, except per share amounts)	2026	2025	Amount	Percentage
Total interest income	$21,724	$15,588	$6,136	39%
Total interest expense	7,027	5,346	1,681	31%
Net interest income	14,697	10,242	4,455	43%
Credit loss expense	(37)	1,040	(1,077)	(104)%
Net interest income after credit loss expense	14,734	9,202	5,532	60%
Total noninterest income	2,486	1,834	652	36%
Total noninterest expenses	8,382	6,181	2,201	36%
Income before income taxes	8,838	4,855	3,983	82%
Income taxes	2,183	1,253	930	74%
Net income	$6,655	$3,602	3,053	85%
Earnings per share - Basic	$0.40	$0.31
Earnings per share - Diluted(1)	$0.28	$0.15

(1) On October 1, 2025, the Company amended the terms of the Series B preferred shares, as detailed in Note 12 to the condensed consolidated financial statements. This amendment affected the calculation of diluted earnings per share, and accordingly, all periods diluted EPS figures have been restated to reflect the new dilution structure. This ensures a consistent basis of comparison.

Net income. Net income for the three months ended June 30, 2026, were 6.7 million or $.40 per basic share and $.28 per diluted share compared to net income of $3.6 million or $.31 per basic share and $.15 per diluted share for the three months ended June 30, 2025. The Company’s strong financial performance during the quarter was primarily driven by growth in net interest income and noninterest income, reflecting continued execution of its relationship-based banking strategy.

Interest income. Interest income increased to $21.7 million for the three months ended June 30, 2026, compared to $15.6 million for the three months ended June 30, 2025 due primarily to increases in average balances of interest earning assets.

Interest expense. Interest expense increased to $7.0 million for the three months ended June 30, 2026, compared to $5.3 million for the three months ended June 30, 2025, primarily due to an increase in average interest-bearing liability balances, and a decrease in the cost of interest-bearing liabilities.

Credit loss expense. The Company recorded a credit loss recovery of $37,000 and a $1.0 million expense for the three months ended June 30, 2026, and 2025, respectively. The improvement primarily reflects the continued strength of the Company’s credit quality and management’s evaluation of the factors used to estimate expected credit losses, partially offset by continued growth in the loan portfolio. Expected credit losses are charged to earnings to maintain the allowance for credit losses at a level deemed appropriate by management to absorb losses expected. Management’s periodic evaluation of the adequacy of the allowance for credit losses is based upon historical experience, the volume and composition of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, general economic conditions, particularly within the Company’s market areas, and other factors affecting the estimated collectability of loans. The allowance for credit losses totaled $11.0 million, or 0.91% of total loans outstanding, at June 30, 2026, compared to $10.3 million, or 1.07% of total loans outstanding, at December 31, 2025. Net charge-offs during the three months ended June 30, 2026 totaled $11,000 and were limited to the consumer loan portfolio.

Noninterest income. Total noninterest income was $2.5 million for the three months ended June 30, 2026, compared to $1.8 for the three months ended June 30, 2025. The increase reflects consistent performance in wire transfer and ACH fees, and gains on the sale of government guaranteed SBA loans.

Noninterest expenses. Total noninterest expenses increased to $8.4 million for the three months ended June 30, 2026, compared to $6.2 million for the three months ended June 30, 2025, primarily due to employee compensation and benefits, data processing fees, and other expenses.

(continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of the six-month periods ended June 30, 2026, and 2025

	Six Months Ended		Increase /
	June 30,		(Decrease)
(Dollars in thousands, except per share amounts)	2026	2025	Amount	Percentage
Total interest income	$41,179	$30,595	$10,584	35%
Total interest expense	13,289	10,927	2,362	22%
Net interest income	27,890	19,668	8,222	42%
Credit loss expense	733	875	(142)	(16)%
Net interest income after credit loss expense	27,157	18,793	8,364	45%
Total noninterest income	4,269	3,065	1,204	39%
Total noninterest expenses	16,390	11,807	4,583	39%
Income before income taxes	15,036	10,051	4,985	50%
Income taxes	3,718	2,579	1,139	44%
Net income	$11,318	$7,472	3,846	51%
Earnings per share - Basic	$0.79	$0.64
Earnings per share - Diluted	$0.48	$0.32

Net Income. Net income for the six months ended June 30, 2026, were 11.3 million or $0.79 per basic share and $0.48 per diluted share compared to net income of $7.5 million or $0.64 per basic share and $0.32 per diluted share for the six months ended June 30, 2025. The Company’s strong financial performance during the first six months of 2026 was primarily driven by growth in net interest income and noninterest income, reflecting continued execution of its relationship-based banking strategy.

Interest income. Interest income increased by $10.6 to $41.2 million for the six months ended June 30, 2026, compared to $30.6 million for the six months ended June 30, 2025, due primarily to increases in average balances of interest earning assets.

Interest expense. Interest expense increased by $2.4 million to $13.3 million for the six months ended June 30, 2026, compared to $10.9 million for the six months ended June 30, 2025, primarily due to an increase in average interest-bearing liability balances, and a decrease in the cost of interest-bearing liabilities.

Credit loss expense. The Company recorded a credit loss expense of $0.7 million for the six months ended June 30, 2026, compared to $0.9 million for the six months ended June 30, 2025. The decrease primarily reflects the continued strength of the Company’s credit quality and management’s evaluation of the factors used to estimate expected credit losses, partially offset by continued growth in the loan portfolio. Expected credit losses are charged to earnings to maintain the allowance for credit losses at a level management believes is appropriate to absorb estimated losses inherent in the loan portfolio. Management’s periodic evaluation of the adequacy of the allowance for credit losses considers historical loss experience, the volume and composition of the loan portfolio, adverse situations that may affect borrowers’ ability to repay, the estimated value of underlying collateral, general economic conditions, particularly within the Company’s market areas, and other factors affecting the estimated collectability of loans. Net charge-offs during the six months ended June 30, 2026 totaled $14,000 million and were limited to the consumer loan portfolio.

Noninterest income. Total noninterest income was $4.3 million for the six months ended June 30, 2026 compared to $3.1 million for the six months ended June 30, 2025. The increase reflects consistent performance in wire transfer and ACH fees, and gains on the sale of government guaranteed SBA loans.

Noninterest expenses. Total noninterest expenses $16.4 million for the six months ended June 30, 2026, compared to $11.8 million for the six months ended June 30, 2025, primarily due to employee compensation and benefits, data processing fees, and other expenses.

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

There have been no significant changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date: August 10, 2026	By:	/s/ Moishe Gubin
Moishe Gubin
Chief Executive Officer

Date: August 10, 2026	By:	/s/ Elliot Nunez
Elliot Nunez
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and restated Articles of incorporation (incorporated by reference from Annual Report on Form 10-K filed with the SEC on February 26, 2025)

3.2	Bylaws (incorporated by reference from Current Report on Form 8-K filed with the SEC on May 11, 2004)

3.3	2025 Amended and Restated Certificate of Designation of Series B Preferred Stock on Form 8-K (filed with the SEC on October 1, 2025)

3.4	Amendment to Amended and Restated Articles of Incorporation of OptimumBank Holdings, Inc., dated April 28, 2026

4.1	Form of stock certificate (incorporated by reference from Quarterly Report on Form 10-QSB filed with the SEC on August 16, 2004)

4.2	Description of Securities (incorporated by reference from Annual Report on Form 10-K filed with the SEC on February 26, 2025)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

