Form 10-Q
period 2026-09-30
OptimumBank Holdings, Inc.
filed 2026-11-13
CIK 1288855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,576,859 shares of voting common stock, $0.01 par value, issued and outstanding as of November 13, 2026. 11,458,351 shares of nonvoting common stock, $0.01 par value, issued and outstanding as of November 13, 2026.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

i

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	September 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)
Assets:
Cash and due from banks	$14,056	$9,349
Interest-bearing deposits with banks	160,040	105,210
Total cash and cash equivalents	174,096	114,559
Debt securities available for sale	25,473	25,184
Debt securities held-to-maturity (fair value of $174 and $190)	203	214
Loans, net of allowance for credit losses of $12,120 and $10,273	1,352,805	947,294
Federal Home Loan Bank stock	1,253	3,028
Premises and equipment, net	3,045	2,490
Other real estate owned	-	551
Right-of-use lease assets	2,298	2,617
Accrued interest receivable	5,111	3,621
Deferred tax asset	3,379	3,108
Other assets	8,437	9,012
Total assets	$1,576,100	$1,111,678

Liabilities and Stockholders’ Equity:
Liabilities:
Noninterest-bearing demand deposits	$381,667	$266,520
Savings, NOW and money-market deposits	417,512	306,921
Time deposits	543,647	358,309
Total deposits	1,342,826	931,750

Federal Home Loan Bank advances	10,000	50,000
Operating lease liabilities	2,447	2,745
Subordinated Debt	34,374	-
Other Borrowings	26,554	-
Other liabilities	10,510	5,286
Total liabilities	1,426,711	989,781

Commitments and contingencies (Notes 9 and 13)	-
Stockholders’ equity:
Preferred stock, no par value; 6,000,000 and 6,000,000 shares authorized:	-	-
Series B Convertible Preferred, no par value, 0 and 1,360 shares authorized, 0 and 1,360 shares issued and outstanding	-	-
Series C Convertible Preferred, no par value, 0 and 4,000,000 shares authorized, 0 and 875,641 shares issued and outstanding	-	-
Common stock, $.01 par value; 30,000,000 shares authorized, 13,526,976 and 11,533,943 shares issued and outstanding	135	115
Nonvoting Common stock, $.01 par value; 30,000,000 and 0 shares authorized, 11,458,351 and 0 shares issued and outstanding	115	-
Additional paid-in capital	122,304	112,578
Retained earnings	32,291	13,801
Accumulated other comprehensive loss	(5,456)	(4,597)
Total stockholders’ equity	149,389	121,897
Total liabilities and stockholders’ equity	$1,576,100	$1,111,678

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest income:
Loans	$23,451	$14,082	$61,953	41,709
Debt securities	201	153	597	471
Other	1,460	2,086	3,742	4,736
Total interest income	25,112	16,321	66,292	46,916

Interest expense:
Deposits	7,334	5,273	20,143	15,873
Borrowings	680	-	1,161	327
Interest on subordinated debt	317	-	317	-
Total interest expense	8,331	5,273	21,621	16,200

Net interest income	16,781	11,048	44,671	30,716

Credit loss expense	1,066	763	1,799	1,638
Net interest income after credit loss expense	15,715	10,285	42,872	29,078

Noninterest income:
Service charges and fees	1,607	1,252	4,470	3,389
Other	1,229	730	2,636	1,658
Total noninterest income	2,836	1,982	7,106	5,047

Noninterest expenses:
Salaries and employee benefits	5,592	4,004	15,860	11,123
Professional fees	295	276	953	798
Occupancy and equipment	355	327	1,048	903
Data processing	1,160	788	3,060	1,946
Regulatory assessment	318	126	693	526
Other	1,276	1,083	3,773	3,115
Total noninterest expenses	8,996	6,604	25,387	18,411

Income before income taxes	9,555	5,663	24,591	15,714

Income taxes	2,383	1,340	6,101	3,919
Net income	$7,172	$4,323	$18,490	$11,795

Earnings per share - Basic	$0.30	$0.37	$1.05	$1.00
Earnings per share - Diluted(1)	$0.30	$0.18	$0.78	$0.50

(1)	Earnings per share amounts for all periods presented have been restated to reflect the impact of the amendment to the rights of the Series B Preferred shares, as described in Note 12. This amendment resulted in a change in the calculation of diluted earnings per share, applied retrospectively to ensure comparability.

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Net Income	$7,172	$4,323	$18,490	$11,795
Other comprehensive (loss) income:
Change in unrealized loss on debt securities:
Unrealized (loss) gain arising during the period	(865)	896	(1,151)	1,119
Amortization of unrealized loss on debt securities transferred to held-to-maturity	-	1	1	-
Other comprehensive income before income taxes	(865)	897	(1,150)	1,119
Deferred income tax expense	219	(245)	291	(302)
Total other comprehensive (loss) income	(646)	652	(859)	817
Comprehensive income	$6,526	$4,975	$17,631	$12,612

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

Three and Nine Months Ended September 30, 2026 and 2025

(Dollars in thousands, except share amounts)

	Three months ended September 30, 2026
											Accumulated
	Preferred Stock						Nonvoting		Additional		Other
	Series B		Series C		Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	earnings	Loss	Equity

Balance at June 30, 2026 (Unaudited)	-	$-	-	$-	12,340,785	$124	11,458,351	$115	$113,832	$25,119	$(4,810)	$134,380
Proceeds from sale of common stock (net of offering costs of $71) (Unaudited)	-	-	-	-	1,186,191	11	-	-	8,472	-	-	8,483
Net change in unrealized (loss) on debt securities available for sale (Unaudited)	-	-	-	-	-	-	-	-	-	-	(646)	(646)
Amortization of unrealized loss on debt securities transferred to held-to-maturity (Unaudited)	-	-	-	-	-	-	-	-	-	-	-	-
Net Income (Unaudited)	-	-	-	-	-	-	-	-	-	7,172	-	7,172
Balance at September 30, 2026 (Unaudited)	-	-	-	-	13,526,976	135	11,458,351	115	122,304	32,291	(5,456)	149,389

	Nine months ended September 30, 2026
											Accumulated
	Preferred Stock						Nonvoting		Additional		Other
	Series B		Series C		Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	earnings	Loss	Equity
Balance at December 31, 2025	1,360	-	875,641	-	11,533,943	115	-	-	112,578	13,801	(4,597)	121,897
Exchange of preferred stock for common stock (Unaudited)	(65)	-	-	-	531,179	5	-	-	(5)	-	-	-
Proceeds from sale of common stock (net of offering costs of $112) (Unaudited)	-	-	-	-	1,360,539	14	-	-	9,417	-	-	9,431
Exchange of preferred stock for Nonvoting common stock (Unaudited)	(1,295)	-	(875,641)	-	-	-	11,458,351	115	(115)	-	-	-
Stock-based compensation (Unaudited)	-	-	-	-	101,315	1	-	-	429	-	-	430
Net change in unrealized loss on debt securities available for sale (Unaudited)	-	-	-	-	-	-	-	-	-	-	(860)	(860)
Amortization of unrealized loss on debt securities transferred to held-to-maturity (Unaudited)	-	-	-	-	-	-	-	-	-	-	1	1
Net income (Unaudited)	-	-	-	-	-	-	-	-	-	18,490	-	18,490
Balance at September 30, 2026 (Unaudited)	-	-	-	-	13,526,976	135	11,458,351	115	122,304	32,291	(5,456)	149,389

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

Three and Nine Months Ended September 30, 2026 and 2025

(Dollars in thousands, except share amounts)

	Three months ended September 30, 2025
	Preferred Stock						Additional		Accumulated Other
	Series B		Series C		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity

Balance at June 30, 2025	1,360	$-	525,641	$-	11,751,082	$118	$112,010	$4,625	$(5,405)	$111,348
Offering costs related to common stock ($14)	-	-	-	-	-	-	(14)	-	-	(14)
Stock-based Compensation	-	-	-	-	132,861	1	578	-	-	579
Net change in unrealized loss on debt securities available for sale	-	-	-	-	-	-	-	-	651	651
Amortization of unrealized loss on debt securities transferred to held-to-maturity	-	-	-	-	-	-	-	-	1	1
Net Income	-	-	-	-	-	-	-	4,323	-	4,323
Balance at September 30, 2025	1,360	$-	525,641	$-	11,883,943	$119	$112,574	$8,948	$(4,753)	$116,888

	Nine months ended September 30, 2025
	Preferred Stock						Additional		Accumulated Other
	Series B		Series C		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2024	1,360	$-	525,641	$-	11,636,092	$116	$111,485	$(2,847)	$(5,570)	$103,184
Proceeds from sale of common stock (net of offering costs of $35)	-	-	-	-	52,819	1	216	-	-	217
Stock-based Compensation	-	-	-	-	195,032	2	873	-	-	875
Net change in unrealized loss on debt securities available for sale	-	-	-	-	-	-	-	-	817	817
Net Income	-	-	-	-	-	-	-	11,795	-	11,795
Balance at September 30, 2025	1,360	$-	525,641	$-	11,883,943	$119	$112,574	$8,948	$(4,753)	$116,888

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net income	$18,490	$11,795
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense	1,799	1,638
Depreciation and amortization	414	341
Gain on sale of other real estate owned	(5)	-
Deferred income tax expense (benefit)	21	(539)
Net amortization (accretion) of fees, premiums and discounts	(318)	(26)
Stock-based compensation expense	430	875
(Increase) decrease in accrued interest receivable	(1,490)	177
Amortization of right-of-use lease assets	319	231
Net decrease in operating lease liabilities	(298)	(205)
Decrease (increase) in other assets	575	(2,023)
Increase (decrease) in other liabilities	5,297	(1,057)
Net cash provided by operating activities	25,234	11,207

Cash flows from investing activities:
Principal repayments of debt securities available for sale	853	874
Principal repayments of debt securities held-to-maturity	12	35
Purchase of debt securities available for sale	(2,342)	-
Net (increase) decrease in loans	(407,012)	(9,853)
Proceeds from sale of other real estate owned	556	-
Purchases of premises and equipment	(969)	(587)
Redemption of FHLB stock	1,775	2,271
Net cash used in investing activities	(407,127)	(7,260)

Cash flows from financing activities:
Net increase in deposits	411,076	187,292
Net decrease in FHLB Advances	(40,000)	(50,000)
Increase in other borrowings	26,554	-
Proceeds from sale of common stock, net	9,431	217
Proceeds from the issuance of subordinated debt, net of issuance costs	34,369	-
Net cash provided by financing activities	441,430	137,509

Net increase in cash and cash equivalents	59,537	141,456
Cash and cash equivalents at beginning of the period	114,559	93,630
Cash and cash equivalents at end of the period	$174,096	$235,086

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$20,329	$17,072
Income taxes	$4,500	$3,905

Supplemental noncash transactions:
Net change in unrealized gain (loss) on debt securities available for sale, net of income taxes	$(860)	$817
Amortization of unrealized loss on debt securities transferred to held-to-maturity	$1	$-
Right-of-use lease assets obtained in exchange for operating lease liabilities	$-	$277

See accompanying notes to condensed consolidated financial statements.

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) General. OptimumBank Holdings, Inc. (the “Company”) is a financial holding company and owns 100% of OptimumBank (the “Bank”), a Florida-chartered community bank, OptimumHUD Loans, LLC (d/b/a) as OptimumFunding, LLC, a wholly owned non-bank subsidiary, and OptimumFinance, LLC, a wholly owned non-bank, financing subsidiary. The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of community banking services to individual and corporate customers through its three banking offices located in Broward County and Miami-Dade County, Florida. The Bank also markets its deposit and electronic funds transfer services on a national basis to merchant cash advance providers. In the third quarter of 2026, the Company elected to become a financial holding company, from a bank holding company.

Basis of Presentation. In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2026, the results of operations for the three-month and nine-month ended September 30, 2026 and 2025, and cash flows for the nine-month periods ended September 30, 2026 and 2025. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three-month and nine-month ended September 30, 2026, are not necessarily indicative of the results to be expected for the full year of 2026.

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

Accumulated other comprehensive loss consists of the following (dollars in thousands):

	September 30,	December 31,
	2026	2025

Unrealized loss on debt securities available for sale	$(7,296)	$(6,145)
Unamortized portion of unrealized loss related to debt securities available for sale transferred to securities held-to-maturity	(9)	(10)
Income tax benefit	1,849	1,558
Accumulated other comprehensive loss	$(5,456)	$(4,597)

Accounting Pronouncements Not Yet Adopted:

Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative”. This ASU amends the disclosure or presentation requirements related to various subtopics in the FASB ASC. The amendments in this ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. The Company does not expect the adoption of ASU 2023-06 to have a material impact on its condensed consolidated financial statements and related disclosures.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) General, Continued.

FASB ASU 2025-03, “Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity”. The amendments improve the requirements for determining the accounting acquirer in certain acquisition transactions involving a variable interest entity. The amendments are effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual reporting periods, and are applied prospectively to acquisition transactions occurring after the initial application date. Early adoption is permitted. The Company does not expect the adoption of the amendments to have a material impact on its condensed consolidated financial statements.

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

(2) Debt Securities. Debt securities have been classified according to management’s intent. The amortized cost of debt securities and fair values are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

At September 30, 2026:
Available for sale:
SBA Pool Securities	$375	$-	$(8)	$367
Collateralized mortgage obligations	112	-	(16)	96
Taxable municipal securities	16,588	-	(4,579)	12,009
Mortgage-backed securities	15,694	-	(2,693)	13,001
Total	$32,769	$-	$(7,296)	$25,473

Held-to-maturity:
Collateralized mortgage obligations	$203	$-	$(29)	$174
Total	$203	$-	$(29)	$174

At December 31, 2025:
Available for sale:
SBA Pool Securities	$439	$-	$(10)	$429
Collateralized mortgage obligations	118	-	(12)	106
Taxable municipal securities	16,616	-	(3,990)	12,626
Mortgage-backed securities	14,156	-	(2,133)	12,023
Total	$31,329	$-	$(6,145)	$25,184

Held-to-maturity:
Collateralized mortgage obligations	$214	$-	$(24)	$190
Total	$214	$-	$(24)	$190

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2) Debt Securities, Continued.

As of September 30, 2026, debt securities with a carrying amount of $1.49 million were pledged as collateral to the Federal Reserve Bank. There were no sales of debt securities during the three and nine months ended September 30, 2026, and 2025.

Debt securities available for sale with gross unrealized losses, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position, is as follows (dollars in thousands):

	Over Twelve Months		Less Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
At September 30, 2026:
Available for Sale:
SBA Pool Securities	$(8)	$367	$-	$-
Collateralized mortgage obligation	(16)	96	-	-
Taxable municipal securities	(4,579)	12,009	-	-
Mortgage-backed securities	(2,420)	8,603	(273)	4,398
Total	$(7,023)	$21,075	$(273)	$4,398

	Over Twelve Months		Less Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
At December 31, 2025:
Available for Sale:
SBA Pool Securities	$(10)	$429	$-	$-
Collateralized mortgage obligation	(12)	106	-	-
Taxable municipal securities	(3,990)	12,626	-	-
Mortgage-backed securities	(2,133)	12,023	-	-
Total	$(6,145)	$25,184	$-	$-

At September 30, 2026 and December 31, 2025, the unrealized losses on 42 investment debt securities were caused by interest-rate changes and other market conditions.

The Company performed an analysis that determined that the mortgage-backed securities, collateralized mortgage obligations, and SBA pool securities, have a zero expected credit loss as they have the full faith and credit backing of the U.S. government or one of its agencies. Municipal securities that do not have a zero expected credit loss are evaluated at least quarterly to determine whether there is a credit loss associated with a decline in fair value. At September 30, 2026 and December 31, 2025 all municipal securities were rated as investment grade. All debt securities in an unrealized loss position as of September 30, 2026 and December 31, 2025 continue to perform as scheduled and the Company does not believe that there is a credit loss or that credit loss expense is necessary. Also, as part of our evaluation of our intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. The Company does not currently intend to sell the investments within the portfolio, and it is not more-likely-than-not that a sale will be required.

Management continues to monitor all of our investments with a high degree of scrutiny. There can be no assurance that in a future period, conditions may exist at that time indicating that some or all of the Company’s securities may be sold that would require a charge to earnings as credit loss expense in such period.

The majority of the Company’s debt securities available-for-sale and held-to-maturity have contractual maturity dates which are greater than ten years as of September 30, 2026. Expected maturities of these debt securities will differ from contractual maturities because borrowers have the right to call or repay obligations with or without call or prepayment penalties

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans. The segments of loans are as follows (dollars in thousands):

	September 30,	December 31,
	2026	2025

Residential real estate	$107,058	$74,018
Multi-family real estate	56,817	65,693
Commercial real estate	996,528	666,508
Land and construction	57,786	36,212
Commercial	59,184	48,196
Consumer	89,945	68,166
Total loans	1,367,318	958,793

Deduct:
Net deferred loan fees and costs	(2,393)	(1,226)
Allowance for credit losses	(12,120)	(10,273)

Loans, net	$1,352,805	$947,294

An analysis of the change in the allowance for credit losses follows (dollars in thousands):

	Residential Real	Multi-Family Real	Commercial	Land and
	Estate	Estate	Real Estate	Construction	Commercial	Consumer	Total

Three Months Ended September 30, 2026:
Beginning balance (June 30, 2026)	$1,399	$359	$5,523	$1,140	$2,540	$59	$11,020
Credit loss expense (reversal)	83	130	1,073	361	(576)	40	1,111
Charge-offs	-	-	-	-	-	(40)	(40)
Recoveries	-	-	-	-	-	29	29
Ending balance (September 30, 2026)	$1,482	$489	$6,596	$1,501	$1,964	$88	$12,120

Three Months Ended September 30, 2025:
Beginning balance (June 30, 2025)	$1,192	$758	$2,885	$1,710	$2,589	$204	$9,338
Credit loss (reversal) expense	42	30	1,335	(537)	(240)	9	639
Charge-offs	-	-	-	-	-	(129)	(129)
Recoveries	-	-	-	-	-	170	170
Ending balance (September 30, 2025)	$1,234	$788	$4,220	$1,173	$2,349	$254	$10,018

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued.

	Residential Real	Multi-Family Real	Commercial	Land and
	Estate	Estate	Real Estate	Construction	Commercial	Consumer	Total

Nine Months Ended September 30, 2026:
Beginning balance (December 31, 2025)	$1,477	$666	$4,608	$1,077	$2,351	$94	$10,273
Credit loss expense (reversal)	5	(177)	1,988	424	(387)	19	1,872
Charge-offs	-	-	-	-	-	(134)	(134)
Recoveries	-	-	-	-	-	109	109
Ending balance (September 30, 2026)	$1,482	$489	$6,596	$1,501	$1,964	$88	$12,120

Nine Months Ended September 30, 2025:
Beginning balance (December 31, 2024)	$1,114	$786	$2,705	$2,015	$1,675	$365	$8,660
Credit loss (reversal) expense	120	2	1,515	(842)	674	70	1,539
Charge-offs	-	-	-	-	-	(526)	(526)
Recoveries	-	-	-	-	-	345	345
Ending balance (September 30, 2025)	$1,234	$788	$4,220	$1,173	$2,349	$254	$10,018

Reconciliation of Credit Loss Expense (Reversal)

The following table provides a reconciliation of the credit loss expense (reversal) on the condensed consolidated statements of earnings between the funded and unfunded components at the dates indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2026	2025	2026	2025
Credit loss expense – funded	$1,111	$639	$1,872	$1,539
Credit loss reversal- unfunded	(45)	124	(73)	99
Total credit loss expense	$1,066	$763	$1,799	$1,638

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued.

Age analysis of past-due loans is as follows (dollars in thousands):

	Accruing Loans
	30-59 Days	60-89 Days	Greater Than 90 Days	Total		Nonaccrual	Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans
At September 30, 2026:
Residential real estate	$999	$-	$-	$999	$106,059	$-	$107,058
Multi-family real estate	1,241	-	-	1,241	55,576	-	56,817
Commercial real estate		735	-	735	995,793	-	996,528
Land and construction		-	-	-	57,786	-	57,786
Commercial	21	-	-	21	57,362	1,801	59,184
Consumer	14	52	-	66	89,879	-	89,945
Total	$2,275	$787	$-	$3,062	$1,362,455	$1,801	$1,367,318

At December 31, 2025:
Residential real estate	$-	$-	$-	$-	$74,018	$-	$74,018
Multi-family real estate	-	-	-	-	65,693	-	65,693
Commercial real estate	-	-	-	-	666,508	-	666,508
Land and construction	-	-	-	-	36,212	-	36,212
Commercial	-	-	-	-	45,299	2,897	48,196
Consumer	65	13	-	78	68,088	-	68,166
Total	$65	$13	$-	$78	$955,818	$2,897	$958,793

The Company has not made any modifications of loans to borrowers experiencing financial difficulties during the nine-month periods ended September 30, 2026 and 2025.

The following table presents the amortized costs basis of loans on nonaccrual status, as of September 30, 2026 and December 31, 2025. As of September 30, 2026 and December 31, 2025 there were no loans 90 days or more past due and still accruing.

	September 30, 2026
	Nonaccrual	Nonaccrual	Total
(dollars in thousands)	Without ACL	With ACL	Nonaccrual
Commercial	$854	$947	$1,801

	December 31, 2025
	Nonaccrual	Nonaccrual	Total
(dollars in thousands)	Without ACL	With ACL	Nonaccrual
Commercial	$954	$1,943	$2,897

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued.

Collateral-Dependent Loans

The following table presents the amortized cost basis of non-accruing collateral-dependent loans by class of loans and type of collateral identified as of September 30, 2026 and December 31, 2025 under the current expected credit loss model:

	September 30, 2026
(dollars in thousands)	Real Estate	Other	Total
Commercial	$901	$900	$1,801

	December 31, 2025
(dollars in thousands)	Real Estate	Other	Total
Commercial	$901	$1,996	$2,897

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3) Loans, Continued.

	Term Loans						Revolving Loans	Revolving Converted to Term Loans
	Amortized Cost Basis by Origination Year						(Amortized	(Amortized
(Dollars in thousands)	September 30, 2026	2025	2024	2023	2022	Prior	Cost Basis)	Cost Basis)	Total
Residential real estate
Pass	$38,895	$13,899	$-	$18,357	$20,215	$15,220	$-	$-	$106,586
OLEM (Other Loans Especially Mentioned)	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	472	-	-	472
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$38,895	$13,899	$-	$18,357	$20,215	$15,692	$-	$-	$107,058
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Multi-family real estate
Pass	$10,291	$-	$4,921	$-	$23,277	$17,756	$-	$-	$56,245
OLEM (Other Loans Especially Mentioned)	-	-	-	572	-	-	-	-	572
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$10,291	$-	$4,921	$572	$23,277	$17,756	$-	$-	$56,817
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate (CRE)
Pass	$339,396	$206,081	$73,662	$126,787	$176,116	$73,752	$-	$-	$995,794
OLEM (Other Loans Especially Mentioned)	-	-	-	734	-	-	-	-	734
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$339,396	$206,081	$73,662	$127,521	$176,116	$73,752	$-	$-	$996,528
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Land and construction
Pass	$7,103	$14,684	$6,189	$9,190	$19,509	$1,111	$-	$-	$57,786
OLEM (Other Loans Especially Mentioned)	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$7,103	$14,684	$6,189	$9,190	$19,509	$1,111	$-	$-	$57,786
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial
Pass	$17,613	$21,315	$3,317	$11,765	$1,266	$233	$-	$-	$55,509
OLEM (Other Loans Especially Mentioned)	-	-	981	-	-	-	-	-	981
Substandard	893	659	1,098	44	-	-	-	-	2,694
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$18,506	$21,974	$5,396	$11,809	$1,266	$233	$-	$-	$59,184
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Consumer
Pass	$2,816	$-	$-	$19	$28	$24	$86,992	$-	$89,879
OLEM (Other Loans Especially Mentioned)	-	-	-	11	50	5	-	-	66
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Subtotal loans	$2,816	$-	$-	$30	$78	$29	$86,992	$-	$89,945
Current period gross write-offs	$-	$-	$-	$(56)	$(34)	$(43)	$-	$-	$(133)

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(4) Other Real Estate Owned (OREO).

As of September 30, 2026, the Company had no loans secured by residential real estate for which foreclosure was in process, and no residential real estate property in other real estate owned. During 2025, the Company acquired real estate located in the State of Florida through foreclosure. The property was previously collateral for a consumer home equity line of credit (“HELOC”) that became delinquent and was placed on nonaccrual status prior to foreclosure. As of December 31, 2025, the property was carried at $551,000, which represents the lower of cost of fair value. In the first quarter of 2026, the property was sold for $556,000, and the related gain was recorded in noninterest income.

	At September 30,	At December 31,
(dollars in thousands)	2026	2025
OREO recorded value at acquisition	$-	$605
Subsequent valuation write-down	-	(54)
OREO carrying value	$-	$551

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2026	2025	2026	2025
Basic EPS:
Net Income	$7,172	$4,323	$18,490	$11,795
Average Voting Common Shares Outstanding	12,735,517	11,772,744	12,318,189	11,743,061
Average Nonvoting Common Shares Outstanding	11,458,351	-	5,291,677	-
Average Voting and Nonvoting Common Shares outstanding	24,193,868	11,772,744	17,609,866	11,743,061
Net income per share	$0.30	$0.37	$1.05	$1.00

Diluted EPS:
Net Income	$7,172	$4,323	$18,490	$11,795
Average Common Shares Outstanding	24,193,868	11,772,744	17,609,866	11,743,061
Effect of conversion of series B & C preferred shares	-	11,639,530	6,219,209	11,639,530
Average diluted shares outstanding	24,193,868	23,412,274	23,829,075	23,382,591
Net income per share	$0.30	$0.18	$0.78	$0.50

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(6) Stock-Based Compensation.

The Company is authorized to grant stock options, stock grants and other forms of equity-based compensation under its 2018 Equity Incentive Plan (the “2018 Plan”). The plan has been approved by the shareholders. At the Company’s annual shareholders meeting held on April 29, 2025, shareholders approved an amendment to the Plan to increase the number of shares authorized for issuance by 500,000 shares, increasing the total number of shares authorized under the Plan from 1,050,000 shares. The Company is currently authorized to issue up to 1,550,000 shares of common stock under the 2018 Plan. At September 30, 2026, 627,312 shares remain available for grant.

During the nine-month periods ended September 30, 2026 and 2025, the Company issued 101,315 and 62,171 shares, respectively, to employees for services performed and recorded compensation expense of $430,000 and $296,000, respectively. During the nine-month period ended September 30, 2025, the Company issued 132,861 shares to a director and recorded compensation expense of $579,000.

(7) Fair Value Measurements.

Debt securities available for sale measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Fair Value Measurements Using
		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
At September 30, 2026:
SBA Pool Securities	$367	$-	$367	$-
Collateralized mortgage obligations	96	-	96	-
Taxable municipal securities	12,009	-	12,009	-
Mortgage-backed securities	13,001	-	13,001	-
Total	$25,473	$-	$25,473	$-

At December 31, 2025:
SBA Pool Securities	$429	$-	$429	$-
Collateralized mortgage obligations	106	-	106	-
Taxable municipal securities	12,626	-	12,626	-
Mortgage-backed securities	12,023	-	12,023	-
Total	$25,184	$-	$25,184	$-

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(8) Financial Instruments. The estimated fair values and fair value measurement method with respect to the Company’s financial instruments were as follows (dollars in thousands):

	At September 30, 2026			At December 31, 2025
	Carrying Amount	Fair Value	Level	Carrying Amount	Fair Value	Level

Financial assets:
Cash and cash equivalents	$174,096	$174,096	1	$114,559	$114,559	1
Debt securities available for sale	25,473	25,473	2	25,184	25,184	2
Debt securities held-to-maturity	203	174	2	214	190	2
Loans	1,352,805	1,317,859	3	947,294	975,648	3
Federal Home Loan Bank stock	1,253	1,253	3	3,028	3,028	3
Accrued interest receivable	5,111	5,111	3	3,621	3,621	3

Financial liabilities:
Deposit liabilities	1,342,826	1,342,238	3	931,750	919,187	3
Federal Home Loan Bank advances	10,000	10,002	3	50,000	50,029	3
Subordinated Debt	34,374	34,374	3	-	-	3
Other Borrowings	26,554	26,554	3	-	-	3

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

Commitments to extend credit, unused lines of credit, and standby letters of credit typically result in loans with a market interest rate when funded. A summary of the contractual amounts of the Company’s financial instruments with off-balance sheet risk at September 30, 2026 follows (dollars in thousands):

Commitments to extend credit	$16,000

Unused lines of credit	$74,653

Standby letters of credit	$4,931

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(9) Commitments And Contingencies, Continued

Guarantees. The Company has entered into credit enhancement arrangements pursuant to which it guarantees certain borrowings of its financing subsidiary from third-party lenders.

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

As of September 30, 2026, the aggregate outstanding principal amount of borrowings subject to these guarantees was approximately $26.6 million, which represents the Company’s maximum potential future payments under the guarantees, before consideration of amounts that may be recoverable under reimbursement or recourse arrangements. The financing subsidiary is required to reimburse the Company for amounts paid under the guarantees, including applicable interest and associated costs.

The Company evaluates these arrangements in accordance with ASC 460, Guarantees, and ASC 450, Contingencies, and establishes accruals when losses are considered probable and reasonably estimable. If a loss is reasonably possible but not probable, or if the amount of loss cannot be reasonably estimated, the Company discloses the nature of the contingency.

In the opinion of management, there are no matters as of September 30, 2026 that are expected to have a material effect on the Company’s condensed consolidated financial statements.

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

Under this arrangement, the Related Party provides funds to the financing subsidiary, which are used to originate loans to third-party borrowers. The Company guarantees the financing subsidiary’s repayment obligations under the arrangement.

As of September 30, 2026, the outstanding balance of borrowings from the Related Party was approximately $23 million. The borrowings are included in Other Borrowings in the accompanying condensed consolidated balance sheets.

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

Related Party Line of Credit. At September 30, 2026, the Company had an available related-party line of credit of $270,000. Related party loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with non-related parties.

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

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(11) Regulatory Matters, Continued

As of September 30, 2026, and December 31, 2025, the Bank met all capital adequacy requirements to which it was subject. The Bank has elected to use the Community Bank Leverage Ratio (“CBLR”) framework. Effective July 1, 2026, the minimum CBLR requirement for qualifying community banks was reduced from greater than 9.0% to greater than 8.0%. A qualifying community banking organization that elects the CBLR framework and satisfies the applicable requirements is considered to have met the generally applicable risk-based and leverage capital requirements and the well-capitalized requirements under the prompt corrective action framework. The Bank’s actual capital amounts and percentages are presented in the table below (dollars in thousands):

	Actual		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	%	Amount	%
As of September 30, 2026:
Tier 1 Capital to Total Assets	$176,492	12.23%	$115,421	8.00%

As of December 31, 2025:
Tier 1 Capital to Total Assets	$125,467	11.39%	$99,126	9.00%

(12) Series B and C Preferred Stock, ATM offering program and Common Stock

On March 8, 2024, the Company’s Board of Directors approved the issuance of up to 4,000,000 of Series C Preferred Stock. Each share of the Series C Preferred Stock was convertible into one share of common stock, at the option of the holder, provided that certain regulatory-required conditions are met.

On August 9, 2024, the Company filed a Form S-3 registration statement with Securities and Exchange Commission, registering for sale of up to an aggregate of $25 million in shares of common stock through an at-the-market offering (“ATM Program”). Under the ATM Program, the Company sold 52,819 shares during the year ended on December 31, 2025, generating net proceeds of $217,000. During the nine-month period ended September 30, 2026, the Company sold an additional 627,073 common stock shares under the ATM program, generating net proceeds of $4,375,000. The ATM Program allows the Company to issue and sell to the public from time to time at prevailing market prices, at the Company’s discretion, newly issued shares of common stock. The ATM Program is expected to provide the Company with additional financing flexibility and intends to use the net proceeds from the ATM Program to facilitate growth. During the first nine months of 2026, the Company issued 733,466 shares of its common stock in a private placement transaction to three accredited investors with proceeds amounting to approximately $5.1 million. None of these investors was an officer, director or affiliate of the Company.

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

On January 27, 2026, the Company and Michael Blisko, a Director of the Company, entered into, and consummated the transaction contemplated by, an Exchange Agreement (the “Exchange Agreement”). Pursuant to the agreement, Mr. Blisko exchanged 65 shares of Company Series B Convertible Preferred Stock for 531,179 newly issued shares of Company common stock.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(12) Series B and C Preferred Stock and ATM offering program., Continued

On January 27, 2026, the Board and subsequently on April 28, 2026 the Shareholders approved an amendment to the Company’s Articles of Incorporation (the “Articles Amendment”) to authorize a new class of capital stock designated as Nonvoting Common Stock, par value $0.01 per share (the “Nonvoting Common Stock”). The Articles Amendment authorizes the issuance of up to 30,000,000 shares of Nonvoting Common Stock. In May 2026, in accordance with the Articles Amendment, the Company exchanged all outstanding shares, or 1,295 and 875,641 shares of related party Series B Convertible Preferred Stock and Series C Convertible Preferred Stock, respectively, for a total of 11,458,351 shares of Nonvoting Common Stock in the second quarter of 2026. Subsequent to the exchange, the Company undesignated the Series B Convertible Preferred Stock and Series C Convertible Preferred Stock.

The shares of Nonvoting Common Stock are identical with the Common Stock in all respects, except as described below.

Voting Rights. Holders of Nonvoting Common Stock are not entitled to vote on matters submitted to shareholders, except as required by Florida law. Under the Florida law, holders of a class of shares are entitled to vote as a separate voting group on an amendment to the Articles of Incorporation if the amendment would:

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

(13) Litigation.

Various claims arise from time to time in the normal course of business. In the opinion of management, none have occurred that will have a material effect on the Company’s condensed consolidated financial statements.

(14) FHLB advances and Lines of Credit.

The table below presents FHLB advances outstanding as follows (dollars in thousands):

		Interest	September 30,	December 31,
	Maturity	Rate	2026	2025
FHLB	Oct-26	4.13%	10,000	-
FHLB	Jan-26	3.88%	-	50,000
			$10,000	$50,000

FHLB advances were structured as advances with potential calls on a quarterly basis.

FHLB advances were collateralized by a blanket lien requiring the Company to maintain certain first mortgage loans as pledged collateral. At September 30, 2026, the Company had credit availability of $406 million. At September 30, 2026, the Company had loans pledged with a carrying value of $818.9 million as collateral for any FHLB advances.

In addition, the Bank has a $68.2 million line of credit with the Federal Reserve Bank, which is secured by debt securities and loans with carrying value of $106.4 million as of September 30, 2026.

At September 30, 2026, the Company also had unsecured lines of credit amounting to $76.5 million with five correspondent banks to purchase federal funds. Disbursements on the lines are subject to the approval of correspondent banks. At September 30, 2026 there were no borrowings under these lines of credit.

(continued)

OPTIMUMBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(15) Subordinated Debt.

On August 19, 2026, the Company entered into a Subordinated Note Purchase Agreement (the “Purchase Agreement”) with certain institutional accredited investors and qualified institutional buyers (the “Purchasers”). Pursuant to the Purchase Agreement, the Company sold and issued $35.0 million in aggregate principal amount of its 7.50% Fixed-to-Floating Rate Subordinated Notes due 2036 (the “Notes”). The Company issued the Notes at a price equal to 100% of their face amount. The Company intends to use its net proceeds from the sale of the Notes for general corporate purposes.

The Company issued the Notes under an Indenture, also dated August 19, 2026 (the “Indenture”), by and between the Company and UMB Bank, National Association, as trustee (the “Trustee”). The Notes are not subject to any sinking fund and are not convertible into or exchangeable for any other securities or assets of the Company or any of its subsidiaries. The Notes have a stated maturity of September 1, 2036. Prior to September 1, 2031, the Company may redeem the Notes, in whole but not in part, only under certain limited circumstances set forth in the Indenture. The Notes are also redeemable in whole or in part, on or after September 1, 2031, and upon the occurrence of specific events defined within the Purchase Agreement. The Notes are unsecured subordinated obligations of the Company and rank junior in right of payment to the Company’s existing and future senior indebtedness. The payment of principal and interest on the Notes is expressly subordinated in right of payment to the prior payment in full of all senior indebtedness.

The Notes may be included in the Company’s Tier 2 capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The Notes will bear interest at a fixed rate of 7.50% per year, from and including August 19, 2026 to, but excluding, September 1, 2031, or earlier redemption date. Interest is payable semi-annually on March 1 and September 1 of each year, beginning March 1, 2027. From and including September 1, 2031 to, but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual interest rate equal to the then current three-month term secured overnight financing rate (“SOFR”), plus 340 basis points. As provided in the Notes, the interest rate on the Notes during the applicable floating rate period may be determined based on a rate other than three-month term SOFR.

At September 30, 2026, the outstanding principal amount of the Notes was $35.0 million. Unamortized debt issuance costs of approximately $626,000 are presented as a reduction of the carrying amount of the Notes, resulting in a net carrying amount of approximately $34.4 million. Debt issuance costs are being amortized to interest expense over the contractual term of the Notes using the effective interest method.

The subordinated notes contain customary affirmative and restrictive covenants, including restrictions on dividends and distributions, requirements relating to the preservation of the Company and its significant subsidiaries, and restrictions on actions that would result in the Company owning less than 100% of the Bank. At September 30, 2026, the Company was in compliance with all applicable covenants.

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

Financial Condition at September 30, 2026 and December 31, 2025

Capital Levels

The Company continued to generate strong balance sheet growth during the first nine months of 2026. Total assets increased by approximately $464.4 million to $1.6 billion at September 30, 2026, from $1.1 billion at December 31, 2025, primarily driven by continued growth in the loan portfolio.

Refer to Note 11 in the condensed consolidated financial statements, which presents the Bank’s actual and required minimum capital ratios to be well capitalized under prompt corrective action regulations.

Overview

The Company’s total assets increased by approximately $464.4 million to $1.6 billion at September 30, 2026, from $1.1 billion at December 31, 2025, primarily due to increases in loans. Net loans increased by $405.5 million to $1.4 billion at September 30, 2026, from $947.3 million at December 31, 2025. Deposits grew by approximately $411.1 million to $1.3 billion at September 30, 2026, from $931.8 million at December 31, 2025. Total stockholders’ equity increased by approximately $27.5 million to $149.4 million at September 30, 2026, from $ 121.9 million at December 31, 2025, primarily due to net income, stock-based compensation, and common stock shares sold under the ATM program and private placements.

The following table shows selected information for the period/year ended or at the dates indicated:

	Nine Months Ended	Year Ended
	September 30, 2026	December 31, 2025

Average equity as a percentage of average assets	10.01%	11.08%

Equity to total assets at end of period	9.48%	10.97%

Return on average assets (1)	1.86%	1.64%

Return on average equity (1)	18.60%	14.83%

Noninterest expenses to average assets (1)	2.56%	2.48%

(1) Annualized for the nine months ended September 30, 2026.

(continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Sources of Funds

The Company’s sources of funds include customer deposits, loan repayments, earnings, federal funds market, subordinated debt, and access to various borrowing arrangements. These includes borrowing capacity with Federal Home Loan Bank of Atlanta (“FHLB”), the Federal Reserve Bank, and five correspondent banks. On August 19, 2026, the Company issued $35.0 million of 7.50% Fixed-to-Floating Rate Subordinated Notes due 2036 and contributed $31.0 million of the net proceeds to the Bank as capital. Interest on the Notes is payable semi-annually beginning March 1, 2027. At September 30, 2026, Optimum Finance had $26.6 million of borrowings outstanding, including approximately $23 million from a director, which are guaranteed by the Company (see Notes 9, 10 and 15). The Company’s principal sources of funds to service these obligations are [its cash on hand.

Our liquidity is derived primarily from our deposit base, scheduled amortization and prepayments of loans and debt securities, funds provided by operations, and capital. The Company’s liquidity position is further supported by equity issuances and cash flow generated by its subsidiaries. As a financial holding company, maintaining adequate liquidity remains a core financial objective. The Company’s liquidity consists of cash on hand, balances maintained with correspondent banks, federal funds sold, and unpledged marketable securities, including U.S. government securities, collateralized mortgage obligations, taxable municipal securities and mortgage-backed securities. Certain securities are pledged to the Federal Reserve Bank to support borrowing capacity. The Bank has a $68.2 million line of credit with the Federal Reserve Bank, which is secured by debt securities and loans with carrying value of $106.4 million as of September 30, 2026.

Deposits increased by approximately $411.1 million during the nine-month period ended September 30, 2026, providing a strong source of funding for continued loan growth while also supporting the repayment of Federal Home Loan Bank advances.

In addition to obtaining funds from depositors, the Company had borrowing capacity of $406 million in established borrowing capacity with the FHLB. The Company’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. As of September 30, 2026, first mortgage loans with a carrying value of $818.9 million were pledged to FHLB. At September 30, 2026, the Company also had available lines of credit amounting to $76.5 million with five correspondent banks, disbursements on the lines of credit are subject to the approval of the correspondent banks. As of September 30, 2026, debt securities and loans with a carrying amount of $106.4 million were pledged as collateral to the Federal Reserve Bank. The Company monitor its liquidity position on daily basis and believes its current funding sources, including deposits, borrowing capacity, unencumbered liquid assets, and access to the federal funds market, are adequate to meet its ongoing operating needs.

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

(continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Three Months Ended September 30,
	2026			2025
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Interest-earning assets:
Loans	$1,257,377	$23,451	7.40%	$800,336	$14,082	7.04%
Securities	26,397	201	3.02%	22,695	153	2.70%
Other interest-earning assets (2)	154,139	1,460	3.76%	188,109	2,086	4.44%

Total interest-earning assets	1,437,913	25,112	6.93%	1,011,140	16,321	6.46%

Cash and due from banks	15,072			9,557
Premises and equipment	3,114			2,414
Other	4,776			5,209
Total assets	$1,460,875			$1,028,320

Interest-bearing liabilities:
Savings, NOW and money-market deposits	403,727	2,470	2.43%	$286,156	1,800	2.52%
Time deposits	493,478	4,864	3.91%	320,800	3,473	4.33%
Subordinated debt	16,080	317	7.82%
Federal Home Loan Bank advances	9,674	97	3.98%	-	-	0.00%
Other Borrowings	22,904	583	10.10%	-	-	-
Total interest-bearing liabilities	$945,863	8,331	3.49%	$606,956	5,273	3.48%

Noninterest-bearing demand deposits	359,783			298,670
Other liabilities	12,867			8,687
Stockholders’ equity	142,362			114,007
Total liabilities and stockholders’ equity	$1,460,875			$1,028,320

Net interest income		$16,781			$11,048

Interest rate spread (3)			3.43%			2.98%

Net interest margin (4)			4.63%			4.37%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.52			1.67

(1)	Annualized.
(2)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(3)	Interest rate spread represents the difference between average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

(continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Nine Months Ended September 30,
	2026			2025
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Interest-earning assets:
Loans	$1,146,917	$61,953	7.22%	$800,117	$41,709	6.95%
Securities	26,655	597	2.99%	22,785	471	2.76%
Other interest-earning assets (2)	133,089	3,742	3.76%	143,171	4,736	4.41%

Total interest-earning assets	1,306,661	66,292	6.78%	966,073	46,916	6.48%

Cash and due from banks	13,436			12,078
Premises and equipment	2,874			2,297
Other	4,473			4,383
Total assets	$1,327,444			$984,831

Interest-bearing liabilities:
Savings, NOW and money-market deposits	$368,765	6,533	2.37%	$281,207	5,293	2.51%
Time deposits	464,158	13,610	3.92%	321,011	10,580	4.39%
Subordinated debt	5,360	317	7.91%
Federal Home Loan Bank advances	10,481	305	3.89%	11,482	327	3.80%
Other Borrowings	11,263	856	10.16%	-	-	-
Total interest-bearing liabilities	860,027	21,621	3.36%	613,700	16,200	3.52%

Noninterest-bearing demand deposits	323,757			253,000
Other liabilities	10,766			8,284
Stockholders’ equity	132,894			109,847
Total liabilities and stockholders’ equity	$1,327,444			$984,831

Net interest income		$44,671			$30,716

Interest rate spread (3)			3.42%			2.96%

Net interest margin (4)			4.57%			4.24%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.52			1.57

(1)	Annualized.
(2)	Includes interest-earning deposits with banks and Federal Home Loan Bank stock dividends.
(3)	Interest rate spread represents the difference between average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

(continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of the three-month periods ended September 30, 2026, and 2025

	Three Months Ended		Increase /
	September 30,		(Decrease)
(dollars in thousands, except per share amounts)	2026	2025	Amount	Percentage
Total interest income	$25,112	$16,321	$8,791	54%
Total interest expense	8,331	5,273	3,058	58%
Net interest income	16,781	11,048	5,733	52%
Credit loss expense	1,066	763	303	40%
Net interest income after credit loss expense	15,715	10,285	5,430	53%
Total noninterest income	2,836	1,982	854	43%
Total noninterest expenses	8,996	6,604	2,392	36%
Income before income taxes	9,555	5,663	3,892	69%
Income taxes	2,383	1,340	1,043	78%
Net income	$7,172	$4,323	2,849	66%
Earnings per share - Basic	$0.30	$0.37
Earnings per share - Diluted(1)	$0.30	$0.18

(1) On October 1, 2025, the Company amended the terms of the Series B preferred shares, as detailed in Note 12 to the condensed consolidated financial statements. This amendment affected the calculation of diluted earnings per share, and accordingly, all periods diluted EPS figures have been restated to reflect the new dilution structure. This ensures a consistent basis of comparison.

Net income. Net income for the three months ended September 30, 2026, was $7.2 million or $0.30 per basic and per diluted earnings per share, compared to net income of $4.3 million or $0.37 per basic earnings per share and $0.18 per diluted earnings per share for the three months ended September 30, 2025. The Company’s strong financial performance during the quarter was primarily driven by growth in net interest income and noninterest income, reflecting continued execution of its relationship-based banking strategy.

Interest income. Interest income increased to $25.1 million for the three months ended September 30, 2026, compared to $16.3 million for the three months ended September 30, 2025 due primarily to increases in average balances of interest earning assets.

Interest expense. Interest expense increased to $8.3 million for the three months ended September 30, 2026, compared to $5.3 million for the three months ended September 30, 2025, primarily due to an increase in average interest-bearing liability balances, and in the cost of interest-bearing liabilities.

Credit loss expense. The Company recorded a credit loss expense of $1.1 million and a $0.76 million expense for the three months ended September 30, 2026, and 2025, respectively. The increase primarily reflects continued growth in the loan portfolio and management’s evaluation of the qualitative and quantitative factors used to estimate expected credit losses. Expected credit losses are charged to earnings to maintain the allowance for credit losses at a level deemed appropriate by management to absorb losses expected. Management’s periodic evaluation of the adequacy of the allowance for credit losses is based upon historical experience, the volume and composition of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, general economic conditions, particularly within the Company’s market areas, and other factors affecting the estimated collectability of loans. The allowance for credit losses totaled $12.1 million, or 0.89% of total loans outstanding, at September 30, 2026, compared to $10.3 million, or 1.07% of total loans outstanding, at December 31, 2025. Net charge-offs during the three months ended September 30, 2026 totaled $11,000 and were limited to the consumer loan portfolio.

Noninterest income. Total noninterest income was $2.8 million for the three months ended September 30, 2026, compared to $2.0 million for the three months ended September 30, 2025. The increase was primarily due to $0.9 million of nonrecurring late fees collected on the payoff of a nonaccrual loan and higher wire transfer and ACH fees, partially offset by lower gains on the sale of government guaranteed SBA loans.

Noninterest expenses. Total noninterest expenses increased to $9 million for the three months ended September 30, 2026, compared to $6.6 million for the three months ended September 30, 2025, primarily due to employee compensation and benefits, data processing fees, and other expenses.

(continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of the nine-month periods ended September 30, 2026, and 2025

	Nine Months Ended		Increase /
(Dollars in thousands, except per share	September 30,		(Decrease)
amounts)	2026	2025	Amount	Percentage
Total interest income	$66,292	$46,916	$19,376	41%
Total interest expense	21,621	16,200	5,421	33%
Net interest income	44,671	30,716	13,955	45%
Credit loss expense	1,799	1,638	161	10%
Net interest income after credit loss expense	42,872	29,078	13,794	47%
Total noninterest income	7,106	5,047	2,059	41%
Total noninterest expenses	25,387	18,411	6,976	38%
Income before income taxes	24,591	15,714	8,877	56%
Income taxes	6,101	3,919	2,182	56%
Net income	$18,490	$11,795	6,695	57%
Earnings per share - Basic	$1.05	$1.00
Earnings per share - Diluted	$0.78	$0.50

Net Income. Net income for the nine months ended September 30, 2026, was $18.5 million or $1.05 per basic share and $0.78 per diluted share compared to net income of $11.8 million or $1.00 per basic share and $0.50 per diluted share for the nine months ended September 30, 2025. The Company’s strong financial performance during the first nine months of 2026 was primarily driven by growth in net interest income and noninterest income, reflecting continued execution of its relationship-based banking strategy.

Interest income. Interest income increased by $19.4 million to $66.3 million for the nine months ended September 30, 2026, compared to $46.9 million for the nine months ended September 30, 2025, due primarily to increases in average balances of interest earning assets.

Interest expense. Interest expense increased by $5.4 million to $21.6 million for the nine months ended September 30, 2026, compared to $16.2 million for the nine months ended September 30, 2025, primarily due to an increase in average interest-bearing liability balances, offset by a decrease in the cost of interest-bearing liabilities.

Credit loss expense. The Company recorded a credit loss expense of $1.8 million for the nine months ended September 30, 2026, compared to $1.6 million for the nine months ended September 30, 2025. The increase primarily reflects continued growth in the loan portfolio and management’s evaluation of the qualitative and quantitative factors used to estimate expected credit losses. Expected credit losses are charged to earnings to maintain the allowance for credit losses at a level management believes is appropriate to absorb estimated losses inherent in the loan portfolio. Management’s periodic evaluation of the adequacy of the allowance for credit losses considers historical loss experience, the volume and composition of the loan portfolio, adverse situations that may affect borrowers’ ability to repay, the estimated value of underlying collateral, general economic conditions, particularly within the Company’s market areas, and other factors affecting the estimated collectability of loans. Net charge-offs during the nine months ended September 30, 2026 totaled $25,000 and were limited to the consumer loan portfolio.

Noninterest income. Total noninterest income was $7.1 million for the nine months ended September 30, 2026 compared to $5.0 million for the nine months ended September 30, 2025. The increase was primarily due to higher wire transfer and ACH fees, $0.9 million of nonrecurring late fees collected in the third quarter on the payoff of a nonaccrual loan, and gains on the sale of government guaranteed SBA loans.

Noninterest expenses. Total noninterest expenses was $25.4 million for the nine months ended September 30, 2026, compared to $18.4 million for the nine months ended September 30, 2025, primarily due to employee compensation and benefits, data processing fees, and other expenses.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

(continued)

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2026, the Company sold 733,466 shares of common stock to [accredited investors] in private placements for net cash proceeds of approximately $5.1 million, in reliance on [Section 4(a)(2)] of the Securities Act of 1933, as amended.

In May 2026, the Company issued 11,458,351 shares of Nonvoting Common Stock in exchange for all outstanding shares of its Series B and Series C Convertible Preferred Stock. See Note 12.

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

OPTIMUMBANK HOLDINGS, INC.
(Registrant)

Date: November 13, 2026	By:	/s/ Moishe Gubin
Moishe Gubin
Chief Executive Officer

Date: November 13, 2026	By:	/s/ Elliot Nunez
Elliot Nunez
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and restated Articles of incorporation (incorporated by reference from Annual Report on Form 10-K filed with the SEC on February 26, 2025)

3.2	Bylaws (incorporated by reference from Current Report on Form 8-K filed with the SEC on May 11, 2004)

3.3	2025 Amended and Restated Certificate of Designation of Series B Preferred Stock on Form 8-K (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 1, 2025)

3.4	Amendment to Amended and Restated Articles of Incorporation of OptimumBank Holdings, Inc., dated April 28, 2026 (incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, filed with the SEC on May 12, 2026)

4.1	Form of stock certificate (incorporated by reference from Quarterly Report on Form 10-QSB filed with the SEC on August 16, 2004)

4.2	Description of Securities (incorporated by reference from Annual Report on Form 10-K filed with the SEC on February 26, 2025)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

